Form 10-Q
period 2009-06-30
Cypress Sharpridge Investments, Inc.
filed 2009-08-05
CIK 1396446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to            .

Commission file number 001-33740

Cypress Sharpridge Investments, Inc.

(Exact name of registrant as specified in its charter)

Maryland	20-4072657
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

65 East 55th Street New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 705-0160

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common Stock ($0.01 par value)	18,136,914

PART I Financial Information

Item 1.	Financial Statements

CYPRESS SHARPRIDGE INVESTMENTS, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2009 (Unaudited)	December 31, 2008*

ASSETS:
Investments in securities, at fair value (cost, $1,535,005,062 and $723,814,995, respectively)	$1,519,706,671	$690,509,973
Interest rate swap contracts, at fair value	2,059,581	—
Cash and cash equivalents	44,644,536	7,156,140
Receivable for securities sold	2,346,742	885,009
Interest receivable	5,695,555	3,828,586
Prepaid insurance	627,575	65,851

Total assets	1,575,080,660	702,445,559

LIABILITIES:
Securities sold under agreement to repurchase	699,004,746	587,485,241
Interest rate swap contracts, at fair value	741,401	12,503,520
Payable for securities purchased	644,304,456	—
Accrued interest payable (including accrued interest on securities sold under agreement to repurchase of $207,438 and $1,598,881, respectively)	547,365	2,327,208
Related party management fee payable	310,184	220,045
Accrued offering costs	332,687	510,569
Accrued expenses and other liabilities	281,392	598,127

Total liabilities	1,345,522,231	603,644,710

Contingencies (note 10)
NET ASSETS	$229,558,429	$98,800,849

Net Assets consist of:
Common Stock, $.01 par value, 500,000,000 shares authorized (18,133,538 and 7,662,706 shares issued and outstanding, respectively)	$181,335	$76,627
Additional paid in capital	308,206,053	201,941,407
Accumulated net realized gain (loss) on investments	(80,697,130)	(68,887,694)
Net unrealized appreciation (depreciation) on investments	(13,980,211)	(45,808,542)
Undistributed net investment income	15,848,382	11,479,051

NET ASSETS	$229,558,429	$98,800,849

NET ASSET VALUE PER SHARE	$12.66	$12.89

*	Derived from audited financial statements.

See notes to consolidated financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

CONSOLIDATED SCHEDULES OF INVESTMENTS

JUNE 30, 2009 (UNAUDITED)

INVESTMENTS IN SECURITIES - UNITED STATES OF AMERICA

	Face Amount	Fair Value
Fixed Income Securities - 662.0%(d)
Mortgage Pass-Through Agency RMBS - 660.8%(d)
Fannie Mae Pools - 584.5%(d)
3.713%, due 12/1/2038 (b)	$10,085,815	$10,228,435
3.73%, due 5/1/2034 (a)(b)	8,220,228	8,461,697
3.778%, due 4/1/2036 (a)(b)	42,875,886	43,894,188
3.78%, due 6/1/2036 (a)(b)	35,834,597	36,685,668
3.783%, due 10/1/2036 (a)(b)	35,789,274	36,639,269
3.784%, due 7/1/2036 (a)(b)	37,250,529	38,135,230
3.9%, due 9/1/2039 (b)	150,000,000	152,062,500
4.03%, due 9/1/2039 (b)	50,000,000	50,797,000
4.05%, due 9/1/2039 (b)	50,000,000	50,812,500
4.084%, due 12/1/2038 (b)	25,055,082	25,626,651
4.092%, due 8/1/2033 (a)(b)	7,618,155	7,843,128
4.1%, due 9/1/2039 (b)	100,000,000	101,750,000
4.421%, due 8/1/2037 (a)(b)	27,069,442	27,813,852
4.5%, due 1/1/2035 (a)(b)	38,148,820	39,245,599
4.5%, due 5/1/2024	17,708,222	18,078,988
4.5%, due 6/1/2024	34,721,645	35,448,629
4.5%, due 6/1/2024	22,763,569	23,240,181
4.5%, due 6/1/2024	28,420,707	29,015,765
4.5%, due 8/1/2024	60,000,000	61,040,625
4.5%, due 9/1/2024	150,000,000	152,039,063
4.567%, due 4/1/2035 (a)(b)	11,180,441	11,557,781
4.634%, due 3/1/2034 (a)(b)	43,674,161	44,957,089
4.759%, due 9/1/2034 (a)(b)	30,215,126	30,979,946
5.272%, due 3/1/2038 (a)(b)	29,936,095	31,329,995
5.5%, due 9/1/2023 (a)	57,078,411	59,718,287
5.587%, due 11/1/2037 (a)(b)	7,916,282	8,318,590
5.874%, due 8/1/2037 (a)(b)	54,143,586	57,066,494
5.945%, due 11/1/2036 (a)(b)	34,478,147	36,259,967
5.976%, due 12/1/2036 (a)(b)	36,890,557	38,875,269
6%, due 4/1/2038 (a)	27,640,794	28,880,311
6%, due 5/1/2037 (a)	16,030,841	16,647,027
6.108%, due 5/1/2037 (a)(b)	26,746,143	28,284,046

Total Fannie Mae Pools		1,341,733,770

Freddie Mac Pools - 76.3%(d)
4.176%, due 4/1/2035 (a)(b)	11,880,289	12,221,847
4.795%, due 12/1/2038 (a)(b)	13,226,638	13,730,904
4.985%, due 5/1/2038 (a)(b)	46,648,957	48,580,516
5.5%, due 9/1/2023 (a)	9,025,369	9,434,331
5.782%, due 11/1/2036 (a)(b)	43,287,185	45,377,144
5.958%, due 1/1/2036 (a)(b)	4,903,416	5,085,762
5.979%, due 10/1/2037 (a)(b)	38,601,910	40,682,794

Total Freddie Mac Pools		175,113,298

Total Mortgage Pass-Through Agency RMBS (cost - $1,494,233,822)		1,516,847,068

CYPRESS SHARPRIDGE INVESTMENTS, INC.

CONSOLIDATED SCHEDULES OF INVESTMENTS - (Continued)

JUNE 30, 2009 (UNAUDITED)

	Face Amount	Fair Value
Collateralized Loan Obligation Securities - 1.1%(d)
AMMC CLO V, LTD (c)(e)	$2,249,000	$89,960
AMMC CLO VII, LTD (c)(e)	3,900,000	39,000
ARES VIR CLO, LTD (c)(e)	3,775,000	151,000
AVENUE CLO V, LTD (c)(e)	2,000,000	20,000
BALLYROCK CLO 2006-2, LTD (c)(e)	4,270,000	21,350
CARLYLE HIGH YIELD PARTNERS VIII, LTD (c)(e)	3,000,000	30,000
EATON VANCE CDO IX, LTD (c)(e)	2,500,000	100,000
FLAGSHIP CLO V, LTD (c)	3,750,000	18,750
PRIMUS CLO I, LTD (c)(e)	2,500,000	75,000
START III CLO, LTD (c)	3,000,000	1,965,000
TRIMARAN CLO VII, LTD (c)	2,000,000	10,000

Total Collateralized Loan Obligation Securities (cost - $28,122,553)		2,520,060

Structured Notes - 0.1%(d)
RESIX 2006-B B9, 6.319%, due 7/15/2038 (b)(c)	1,855,529	74,221
RESIX 2006-B B10, 7.819%, due 7/15/2038 (b)(c)	1,855,529	58,820
RESIX 2006-C B11, 7.569%, due 7/15/2038 (b)(c)	992,934	24,923
RESIX 2007-A B11, 6.819%, due 2/15/2039 (b)(c)	4,427,360	66,410
RESIX 2007-B B11, 8.819%, due 4/15/2039 (b)(c)	3,511,244	115,169

Total Structured Notes (cost - $12,648,687)		339,543

Total Investment in Securities (cost - $1,535,005,062)		$1,519,706,671

	Notional Amount	Fair Value
Unrealized Appreciation (Depreciation) on Interest Rate Swap Contracts - 0.6%(d)
April 2012 Expiration, Pay Rate 1.691%, Receive Rate 3-Month LIBOR	$240,000,000	$2,059,581
June 2012 Expiration, Pay Rate 2.266%, Receive Rate 3-Month LIBOR	200,000,000	(741,401)
July 2012 Expiration, Pay Rate 2.125%, Receive Rate 3-Month LIBOR	200,000,000	—

Total Unrealized Appreciation (Depreciation) on Interest Rate Swap Contracts (cost - $0)		$1,318,180

Investment in Affiliate -
Sharpridge Capital Management, L.P.(f)		$—

LEGEND

(a)	Securities or a portion of the securities are pledged as collateral for securities sold under agreement to repurchase or interest rate swap contracts.
(b)	The coupon rate shown on floating or adjustable rate securities represents the rate at June 30, 2009.
(c)

Securities exempt from registration under Rule 144A of the Securities Act of 1933. These securities may only be resold in transactions exempt from registration, normally to qualified institutional buyers. At June 30, 2009, the value of these securities amounted to $2,859,603 or 1.2% of net assets.

(d)	Percentage of net assets.
(e)	Non-income producing security - issuer has missed last payment.
(f)	19% non-voting limited partnership interest, no value has been ascribed.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

CONSOLIDATED SCHEDULES OF INVESTMENTS - (Continued)

DECEMBER 31, 2008*

INVESTMENTS IN SECURITIES - UNITED STATES OF AMERICA

	Face Amount	Fair Value
Fixed Income Securities - 698.9%(d)
Mortgage Pass-Through Agency RMBS - 693.9% (d)
Fannie Mae Pools - 514.8% (d)
4.642%, due 5/1/2034 (a)(b)	$8,722,591	$8,785,283
4.728%, due 4/1/2036 (a)(b)	45,224,901	44,942,245
4.728%, due 6/1/2036 (a)(b)	36,267,916	36,041,241
4.73%, due 10/1/2036 (a)(b)	35,820,101	35,596,225
4.741%, due 7/1/2036 (a)(b)	37,262,609	37,029,718
5.5%, due 9/1/2023 (a)	67,676,224	69,960,297
5.586%, due 11/1/2037 (a)(b)	8,189,893	8,394,640
5.89%, due 8/1/2037 (a)(b)	58,501,897	60,220,391
5.951%, due 11/1/2036 (a)(b)	35,303,033	36,340,060
5.965%, due 12/1/2036 (a)(b)	38,847,702	39,982,783
6%, due 4/1/2038 (a)	29,693,115	30,658,142
6%, due 5/1/2037 (a)	17,140,171	17,335,676
6%, due 6/1/2038 (a)	17,097,584	17,653,256
6%, due 6/1/2038 (a)	17,487,049	18,055,378
6%, due 8/1/2038 (a)	17,435,317	18,001,965
6.129%, due 5/1/2037 (a)(b)	28,729,391	29,663,097

Total Fannie Mae Pools		508,660,397

Freddie Mac Pools - 179.1% (d)
4.987%, due 5/1/2038 (a)(b)	49,063,191	49,845,136
5.786%, due 11/1/2036 (a)(b)	49,962,585	51,211,650
5.949%, due 1/1/2036 (a)(b)	5,895,792	6,035,818
5.972%, due 10/1/2037 (a)(b)	43,520,267	44,825,875
4.853%, due 12/1/2038 (a)(b)	14,454,086	14,612,178
5.5%, due 9/1/2023	10,036,130	10,374,850

Total Freddie Mac Pools		176,905,507

Total Mortgage Pass-Through Agency RMBS (cost - $681,783,215)		685,565,904

Collateralized Loan Obligation Securities - 4.4% (d)
AMMC CLO V, LTD (c)(f)	2,249,000	112,450
AMMC CLO VII, LTD (c)	3,900,000	234,000
ARES VIR CLO, LTD (c)	3,775,000	264,250
AVENUE CLO V, LTD (c)	2,000,000	160,000
BALLYROCK CLO 2006-2, LTD (c)	4,270,000	213,500
CARLYLE HIGH YIELD PARTNERS VIII, LTD (c)	3,000,000	150,000
EATON VANCE CDO IX, LTD (c)	2,500,000	150,000
FLAGSHIP CLO V, LTD (c)	3,750,000	525,000
PRIMUS CLO I, LTD (c)	2,500,000	187,500
START III CLO, LTD (c)	3,000,000	1,980,000
TRIMARAN CLO VII, LTD (c)	2,000,000	340,000

Total Collateralized Loan Obligation Securities (cost - $29,239,555)		4,316,700

CYPRESS SHARPRIDGE INVESTMENTS, INC.

CONSOLIDATED SCHEDULES OF INVESTMENTS - (Continued)

DECEMBER 31, 2008*

	Face Amount	Fair Value
Structured Notes - 0.6% (d)
RESIX 2006-B B10, 8.69%, due 7/15/2038 (b)(c)	$1,910,762	$114,646
RESIX 2006-B B9, 7.195%, due 7/15/2038 (b)(c)	1,910,762	133,753
RESIX 2006-C B11, 8.445%, due 7/15/2038 (b)(c)	994,486	39,779
RESIX 2007-A B11, 7.695%, due 2/15/2039 (b)(c)	4,444,139	177,766
RESIX 2007-B B11, 9.695%, due 4/15/2039 (b)(c)	3,524,554	161,425

Total Structured Notes (cost - $12,792,225)		627,369

Total Investments in Securities (cost - $723,814,995)		$690,509,973

Unrealized Depreciation on Interest Rate Swap Contract - (12.7%) (d) (Notional $240,000,000) May 2010 Expiration, Pay Rate 5.164%, Receive Rate 3-Month LIBOR (cost, $0)		$(12,503,520)

Investment in Affiliate-
Sharpridge Capital Management, L.P. (e)		$—

LEGEND

*	Derived from audited financial statements.
(a)	Securities or a portion of the securities are pledged as collateral for securities sold under agreement to repurchase or interest rate swap contracts.
(b)	The coupon rate shown on floating or adjustable rate securities represents the rate at December 31, 2008.
(c)

Securities exempt from registration under Rule 144A of the Securities Act of 1933. These securities may only be resold in transactions exempt from registration, normally to qualified institutional buyers. At December 31, 2008, the value of these securities amounted to $4,944,069, or 5.0% of net assets.

(d)	Percentage of net assets.
(e)	19% non-voting limited partnership interest, no value has been ascribed.
(f)	Non-income producing security - issuer has missed last payment.

See notes to consolidated financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
INVESTMENT INCOME - Interest income	$9,727,375	$11,720,492	$19,048,720	$32,345,751

EXPENSES:
Interest	1,111,059	3,891,473	2,500,567	14,820,206
Management fees	786,999	593,826	1,498,768	1,183,691
Related party management compensation	102,923	493,175	533,218	593,952
General, administrative and other	524,416	359,620	944,590	721,627

Total expenses	2,525,397	5,338,094	5,477,143	17,319,476

Net investment income	7,201,978	6,382,398	13,571,577	15,026,275

GAINS AND (LOSSES) FROM INVESTMENTS:
Net realized gain (loss) on investments	(25,945)	(11,539)	1,415,931	(4,217,155)
Net unrealized appreciation (depreciation) on investments	12,469,386	(2,749,450)	18,006,631	(14,666,251)

Net gain (loss) from investments	12,443,441	(2,760,989)	19,422,562	(18,883,406)

GAINS AND (LOSSES) FROM SWAP CONTRACTS:
Net swap interest income (expense)	(392,098)	(1,992,202)	(2,421,244)	(3,322,503)
Net gain (loss) on termination of swap contracts	(10,804,123)	—	(10,804,123)	(29,927,526)
Net unrealized appreciation (depreciation) on swap contracts	12,127,098	11,275,723	13,821,700	15,566,272

Net gain (loss) from swap contracts	930,877	9,283,521	596,333	(17,683,757)

NET INCOME (LOSS)	$20,576,296	$12,904,930	$33,590,472	$(21,540,888)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$2.23	$1.85	$3.99	$(3.19)

Diluted	$2.22	$1.84	$3.98	$(3.19)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,228,703	6,983,954	8,417,133	6,762,966

Diluted	9,252,934	6,996,869	8,442,266	6,762,966

See notes to consolidated financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Net income:
Net investment income	$7,201,978	$13,571,577
Net realized gain (loss) on investment securities	(25,945)	1,415,931
Net unrealized appreciation (depreciation) on investments	12,469,386	18,006,631
Net gain (loss) on swap contracts	930,877	596,333

Net income	20,576,296	33,590,472

Distributions to shareholders	(9,202,246)	(9,202,246)

Capital transactions:
Net proceeds from issuance of common shares	105,836,136	105,836,136
Amorization of related party compensation	102,923	533,218

Increase in net assets from capital transactions	105,939,059	106,369,354

Total increase in net assets	117,313,109	130,757,580

Net assets:
Beginning of period	112,245,320	98,800,849

End of period	$229,558,429	$229,558,429

See notes to consolidated financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$20,576,296	$12,904,930	$33,590,472	$(21,540,888)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchase of investment securities	(702,950,687)	(852,024,440)	(920,194,528)	(1,898,091,620)
Proceeds from disposition of investment securities	—	767,133,067	50,657,636	2,671,641,677
Proceeds from paydowns of investment securities	33,261,812	20,917,255	58,878,828	68,991,018
Amortization of related party compensation	102,923	493,175	533,218	593,952
Amortization of premiums on investment securities	159,273	162,585	292,612	377,818
Accretion of discounts on investment securities	—	(16,998)	—	(39,250)
Net realized (gain) loss on investment securities	25,945	11,539	(1,415,931)	4,217,155
Net realized (gain) loss on paydowns	368,578	417,016	591,316	1,450,768
Net (gain) loss on interest rate swap contracts	(12,127,098)	(11,275,723)	(13,821,700)	(15,566,272)
Net unrealized (appreciation) depreciation on investments	(12,469,386)	2,749,450	(18,006,631)	14,666,251
Change in assets and liabilities:
Receivable for securities sold	52,610,837	419,718	(1,461,733)	(470,018)
Interest receivable	(1,546,645)	1,332,184	(1,866,969)	6,937,266
Prepaid insurance	269,009	160,833	(561,724)	(468,548)
Payable for securities purchased	514,047,319	(55,170,937)	644,304,456	(191,891,406)
Related party management fee payable	69,923	(10,359)	90,139	45,210
Accrued interest payable	(3,983,706)	(3,949,061)	(1,779,843)	(3,811,275)
Accrued expenses and other liabilities	88,045	55,163	(316,735)	(13,693)

Net cash provided by (used in) operating activities	(111,497,562)	(115,690,603)	(170,487,117)	637,028,145

CASH FLOWS FROM FINANCING ACTIVITIES:
Securities sold under agreement to repurchase	1,808,883,065	3,145,778,772	4,003,424,467	10,566,896,512
Repayments of securities sold under agreement to repurchase	(1,752,743,470)	(3,033,260,627)	(3,891,904,962)	(11,203,001,410)
Proceeds from issuance of common shares	107,056,921	14,443,328	107,056,921	14,443,328
Return of capital(a)	—	(1,545)	—	(1,545)
Offering costs paid	(928,723)	(944,590)	(1,398,667)	(1,408,341)
Distributions paid	(9,202,246)	(4,418,995)	(9,202,246)	(8,031,964)

Net cash provided by (used in) financing activities	153,065,547	121,596,343	207,975,513	(631,103,420)

Net increase (decrease) in cash and cash equivalents	41,567,985	5,905,740	37,488,396	5,924,725
CASH AND CASH EQUIVALENTS - Beginning of period	3,076,551	141,239	7,156,140	122,254

CASH AND CASH EQUIVALENTS - End of period	$44,644,536	$6,046,979	$44,644,536	$6,046,979

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$5,486,863	$9,832,737	$8,007,886	$31,004,788

Accrued offering costs	$1,155,973	$267,784	$1,220,785	$484,014

(a)	Represents cash-in-lieu of fractional shares relating to the May 28, 2008 reverse stock split.

See notes to consolidated financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION

Cypress Sharpridge Investments, Inc. (the “Company”) was formed as a Maryland corporation on January 3, 2006, and commenced operations on February 10, 2006. The Company is externally managed and advised by Cypress Sharpridge Advisors LLC (the “Manager”), a Delaware limited liability company, pursuant to a management agreement (the “Management Agreement”). The Manager is a joint venture between Cypress CSI Advisors LLC, a sponsor of private equity funds and leveraged buyouts of U.S. companies in the industrial, consumer, media and financial sectors, and Sharpridge Capital Management, L.P., a fixed income asset management company. Certain individuals associated with Cypress CSI Advisors LLC and Sharpridge Capital Management, L.P. serve on the Company’s board of directors and the Manager’s investment committee.

The Company has elected to be taxed and intends to continue to qualify as a real estate investment trust (“REIT”) and is required to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), with respect thereto.

In February 2006, the Company completed the initial private placement of units at $10.00 per unit ($30.00 on a post-split basis) that generated net proceeds of approximately $78.0 million. In December 2006, the Company completed a private offering of shares of its common stock at $10.00 per share ($30.00 on a post-split basis) that generated net proceeds of approximately $105.8 million. In May 2008, the Company completed a private offering of units at $5.20 per unit ($15.60 on a post-split basis) that generated net proceeds of approximately $14.0 million. On June 17, 2009, the Company completed its initial public offering of its common stock at $11.00 per share that generated net proceeds of approximately $105.8 million. The Company’s common stock trades on the New York Stock Exchange under the symbol “CYS”.

On May 1, 2008, the board of directors of the Company approved a three-for-one reverse stock split of issued and outstanding common stock, which was then approved by stockholders at the May 23, 2008 annual meeting of stockholders. The reverse stock split was effective May 28, 2008, and the accompanying consolidated financial statements have been adjusted to give effect to the reverse stock split for all periods presented.

2. SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for investment companies (“GAAP”) and the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The interim unaudited financial statements include the accounts of the Company and its taxable REIT subsidiary, Sharpridge TRS, Inc. The term “Company” refers to these entities collectively, unless otherwise noted. All inter-company balances and transactions have been eliminated in consolidation. The interim unaudited financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2008, incorporated by reference in the Company’s Registration Statement on Form S-11 filed on April 19, 2007, as amended. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those management estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash held in banks and highly liquid investments with original maturities of three months or less. Interest income earned on cash and cash equivalents is recorded in interest income.

Interest Rate Swap Contracts

The Company utilizes interest rate swaps to hedge the interest rate risk associated with the financing of its portfolio. Specifically, the Company seeks to hedge the exposure to potential interest rate mismatches between the interest earned on investments and the borrowing costs caused by fluctuations in short term interest rates. In a simple interest rate swap, one investor pays a floating rate of interest on a notional principal amount and receives a fixed rate of interest on the same notional principal amount for a specified period of time. Alternatively, an investor may pay a fixed rate and receive a floating rate. Interest rate swaps are asset/liability management tools.

During the term of the interest rate swap, the Company makes or receives periodic payments and unrealized gains or losses are recorded as a result of marking the swap to its fair value. When the swap is terminated, the Company will record a realized gain or loss equal to the difference between the proceeds from (or cost of) the closing transaction and the Company’s basis in the contract, if any. The periodic payments and any realized or unrealized gains or losses are reported under gains and losses from swap contracts in the statement of operations. Swaps involve a risk that interest rates will move contrary to the Company’s expectations, thereby increasing its payment obligation.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The Company adopted SOP 07-1, Clarification of the Scope of Audit and Accounting Guide Investment Companies, prior to its deferral in February 2008. Under SOP 07-1, the Company uses financial reporting for investment companies, and accordingly, its investments and interest rate swap contracts are carried at fair value with changes in fair value included in earnings. Consequently, there is no impact to designating interest rate swaps as cash flow or fair value hedges under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities.

The Company is exposed to credit loss in the event of nonperformance by the counterparty to the swap, limited to any gains recognized. However, the Company does not anticipate nonperformance by any counterparty. Should interest rates move unexpectedly, the Company may not achieve the anticipated benefits of the interest rate swap and may realize a loss.

Investment Valuation

Valuation of the Company’s investments is determined by the Manager. Investments are valued at their fair value based on quotations from brokers and dealers. The Manager normally seeks prices from at least three such brokers or dealers, although the Manager may rely on price quotes from fewer than three brokers or dealers in certain circumstances. The Manager reviews all prices used to ensure that current market conditions are represented. This review includes comparisons of similar market transactions or comparisons to a pricing model. The resulting unrealized gains and losses are reflected in the statement of operations.

The fair value of the Company’s assets and liabilities which qualify as financial instruments under SFAS No. 107, Disclosures About Fair Value of Financial Instruments, approximates the carrying amounts presented in the statement of assets and liabilities.

Investment Transactions and Income

The Company records its transactions in securities on a trade date basis. Realized gains and losses on securities transactions are recorded on an identified cost basis. Interest income and expense are recorded on the accrual basis. Interest income on residential mortgage-backed securities that are issued and guaranteed by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government such as the Government National Mortgage Association (“Ginnie Mae”) (“Agency RMBS”), and structured notes is accrued based on outstanding principal amount of the securities and their contractual terms. Interest on collateralized loan obligation (“CLO”) and collateralized debt obligation (“CDO”) securities is accrued at a rate determined based on estimated future cash flows and adjusted prospectively as future cash flow amounts are recast. In accordance with Emerging Issues Task Force No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, as amended by Emerging Issues Task Force No. 99-20-1, for CDO and CLO securities placed on nonaccrual status or when the Company cannot reliably estimate cash flows, the cost recovery method is used. Amortization of premium and accretion of discount are recorded using the yield to maturity method, and are included in interest income in the statement of operations.

Share-Based Compensation

The Company accounts for share-based compensation issued to its independent directors and executive officers and certain officers and employees of its Manager and its sub-advisors and other individuals who provide services to the Company, as designated by its Manager (“Manager Designees”), using the fair value based methodology prescribed by SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”). Compensation cost related to restricted common stock and common stock options issued to the Manager Designees is initially measured at estimated fair value at the grant date, and is remeasured on subsequent dates to the extent the awards are unvested. Compensation cost related to independent directors is measured at its estimated fair value at the grant date and amortized and expensed over the vesting period. The Company has elected to use the straight line method pursuant to SFAS 123(R) to amortize compensation expense for the restricted common stock and common stock options granted to the Manager Designees.

Income Taxes

The Company has elected to be taxed as a REIT and intends to continue to comply with provisions of the Code with respect thereto. As a REIT, the Company generally will not be subject to federal or state income tax. To maintain its qualification as a REIT, the Company must distribute at least 90% of its REIT taxable income to its stockholders and meet certain other tests relating to assets and income.

The Company has elected to treat Sharpridge TRS, Inc. (the “TRS”) as a taxable REIT subsidiary. In general, the TRS may hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. The TRS is subject to corporate-level federal income tax as a regular C corporation and, accordingly, would record income tax benefit or expense.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Earnings Per Share

In accordance with SFAS No. 128, Earnings per Share, the Company presents both basic and diluted earnings per common share (“EPS”) in its consolidated financial statements and footnotes thereto. Basic earnings per common share (“Basic EPS”) excludes dilution and is computed by dividing net income or loss allocable to common shareholders by the weighted average number of common shares, including vested restricted common shares, outstanding for the period. Diluted earnings per share (“Diluted EPS”) reflect the potential additional dilution of common stock options, unvested restricted common stock and warrants, if they are not anti-dilutive. See note 3 for earnings per share computations.

Subsequent Events

Effective the quarter ended June 30, 2009, the Company implemented SFAS No. 165, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS No. 165 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred from June 30, 2009 to August 5, 2009, the date the Company issued these financial statements. During this period the Company did not have any material recognizable or non recognizable subsequent events other than what is disclosed in note 13.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The Company adopted SFAS 161 on January 1, 2009 and expanded the disclosures relating to derivative instruments included in its consolidated financial statements.

On October 10, 2008, the FASB issued FASB Staff Position 157-3 (“FSP 157-3”), Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, in response to the deterioration of the credit markets. FSP 157-3 provides guidance clarifying how SFAS No. 157, Fair Value Measurements (“SFAS 157”) should be applied when valuing securities in markets that are not active. The guidance provides an illustrative example that applies the objectives and framework of SFAS 157, utilizing management’s internal cash flow and discount rate assumptions when relevant observable data does not exist. It further clarifies how observable market information and market quotes should be considered when measuring fair value in an inactive market. It reaffirms the notion of fair value as an exit price as of the measurement date and that fair value analysis is a transactional process and should not be broadly applied to a group of assets. FSP 157-3 was effective upon issuance including prior periods for which financial statements have not been issued. FSP 157-3 does not have a material effect on the fair value of the Company’s assets as it intends to continue to hold assets that can be valued using level 1 and level 2 criteria, as defined under SFAS 157.

On April 9, 2009 the FASB issued FASB Staff Position 157-4 (“FSP 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, to provide additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 was effective for interim and annual periods ending after June 15, 2009. FSP 157-4 does not have a material effect on the fair value of the Company’s assets as it intends to continue to hold assets that can be valued using level 1 and level 2 criteria, as defined under SFAS 157.

3. EARNINGS PER SHARE

The Company calculates basic net income (loss) per common share by dividing net income (loss) for the period by the weighted-average shares of its common stock outstanding for the period. Diluted net income (loss) per common share takes into account the effect of dilutive instruments, such as common stock options, unvested restricted common stock and warrants, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average shares of its common stock outstanding. The following table presents a reconciliation of basic and diluted net income (loss) per common share.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic:
Net income (loss)	$20,576,296	$12,904,930	$33,590,472	$(21,540,888)

Weighted-average shares outstanding	9,228,703	6,983,954	8,417,133	6,762,966

Basic net income (loss) per share	$2.23	$1.85	$3.99	$(3.19)

Diluted:
Net income (loss)	$20,576,296	$12,904,930	$33,590,472	$(21,540,888)

Weighted-Average shares outstanding	9,228,703	6,983,954	8,417,133	6,762,966
Plus: Incremental shares from assumed conversion of dilutive instruments	24,231	12,915	25,133	—

Diluted weighted-average shares outstanding	9,252,934	6,996,869	8,442,266	6,762,966

Diluted net income (loss) per share	$2.22	$1.84	$3.98	$(3.19)

4. INVESTMENTS IN SECURITIES AND INTEREST RATE SWAP CONTRACTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157” or the “Standard”). The Standard defines fair value, provides a consistent framework for measuring fair value under accounting principles generally accepted in the United States, and expands fair value financial statement disclosure requirements. SFAS 157 does not require any new fair value measurements. It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments.

SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

Level 1 Inputs—Quoted prices for identical instruments in active markets.

Level 2 Inputs—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs—Instruments with primarily unobservable value drivers.

Effective January 1, 2008, the Company adopted the provisions of SFAS 157. The adoption of SFAS 157 had no effect on the manner in which the Company measures fair value, but it does require certain additional disclosures about the fair value of securities and derivatives, based on the level of inputs, summarized below:

June 30, 2009

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Agency RMBS	$—	$1,516,847	$—	$1,516,847
CLOs and Structured Notes	—	2,860	—	2,860
Interest rate swap contracts	—	2,060	—	2,060

Total	$—	$1,521,767	$—	$1,521,767

Liabilities
Interest rate swap contracts	$—	$741	$—	$741

Total	$—	$741	$—	$741

December 31, 2008

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Agency RMBS	$—	$685,566	$—	$685,566
CLOs and Structured Notes	—	4,944	—	4,944

Total	$—	$690,510	$—	$690,510

Liabilities
Interest rate swap contracts	$—	$12,504	$—	$12,504

Total	$—	$12,504	$—	$12,504

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The Agency RMBS portfolio consisted of Agency RMBS as follows:

June 30, 2009

Security Description	Par Amount	Estimated Fair Value	Weighted Average
			Coupon	Months to Reset(1)	Constant Prepayment Rate(2)
	(in thousands)
Agency RMBS collateralized by hybrid ARMs	$717,016	$739,783	4.8%	49.2	15.1%
Agency RMBS collateralized by short-reset hybrid ARMs(3)	182,910	188,167	4.5	6.7	19.4
Agency RMBS collateralized by monthly reset ARMs	151,750	155,354	3.8	1	2.3
Agency RMBS collateralized by fixed rate mortgages	423,390	433,543	4.8	N/A	22.8

Total Agency RMBS	$1,475,066	$1,516,847

December 31, 2008
Security Description	Par Amount	Estimated Fair Value	Weighted Average
			Coupon	Months to Reset(1)	Constant Prepayment Rate(2)
	(in thousands)
Agency RMBS collateralized by hybrid ARMs	$332,468	$341,132	5.7%	42.2	10.6%
Agency RMBS collateralized by short-reset hybrid ARMs(3)	8,723	8,785	4.6	4.0	18.3
Agency RMBS collateralized by monthly reset ARMs	154,575	153,609	4.7	1	5.5
Agency RMBS collateralized by fixed rate mortgages	176,566	182,040	5.8	N/A	6.6

Total Agency RMBS	$672,332	$685,566

(1)

“Months to Reset” is the number of months remaining before the fixed rate on a hybrid ARM becomes a variable rate. At the end of the fixed period, the variable rate will be determined by the margin and the pre-specified caps of the ARM.

(2)

“Constant Prepayment Rate” is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year. Specifically, the constant prepayment rate is an annualized version of the prior three month prepayment rate. Securities with no prepayment history are excluded from this calculation.

(3)	“Short-reset” is defined as 24 months or less to reset.

As of June 30, 2009 and December 31, 2008, the Company’s Agency RMBS were purchased at a net premium to their par value, with a weighted-average amortized cost of $101.3 and $101.4, respectively, due to the average interest rates on these investments being higher than prevailing market rates. As of June 30, 2009 and December 31, 2008, approximately $19.6 million and $10.0 million, respectively, of unamortized premium was included in the cost basis of the investments.

Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of June 30, 2009 and December 31, 2008, the average final contractual maturity of the Company’s Agency RMBS portfolio is in year 2034 and 2035, respectively. Based on current estimates, the Agency RMBS will have an average expected life of less than five years. Interest income on Agency RMBS for the three months ended June 30, 2009 and 2008 and six months ended June 30, 2009 and 2008 was $9,357,129, $10,199,051, $18,309,112 and $28,971,867, respectively.

In order to mitigate its interest rate exposure, the Company enters into interest rate swap contracts. On April 1, 2009, the Company closed an interest rate swap with a notional amount of $240.0 million. On April 1, 2009, June 24, 2009 and June 30, 2009, the Company opened interest rate swaps with notional amounts of $240.0 million, $200.0 million and $200.0 million, respectively. On March 12, 2008, March 20, 2008 and March 31, 2008, the Company closed interest rate swaps with notional amounts of $160.0 million, $225.0 million and $140.0 million, respectively. As of June 30, 2009 and December 31, 2008, the Company had pledged Agency RMBS with a fair value of $7.1 million and $14.1 million, respectively, as collateral on interest rate swap contracts. Below is a summary of our interest rate swap contracts:

Derivatives not designated as hedging instruments under FAS 133(a)
As of June 30, 2009
Expiration Date	Pay Rate	ReceiveRate		NotionalAmount	Fair Value	Statement of Assets and Liabilities Location
April 2012	1.691%	3-Month LIBOR	(b)	$240,000,000	$2,059,581	Interest rate swap contracts, at fair value
June 2012	2.266%	3-Month LIBOR	(b)	200,000,000	(741,401)	Interest rate swap contracts, at fair value
July 2012	2.125%	3-Month LIBOR	(b)	200,000,000	—	Interest rate swap contracts, at fair value

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Derivatives not designated as hedging instruments under FAS 133(a)
As of December 31, 2008
Expiration Date	Pay Rate	ReceiveRate		NotionalAmount	Fair Value	Statement of Assets and Liabilities Location
May 2010	5.164%	3-Month LIBOR	(b)	$240,000,000	$(12,503,520)	Interest rate swap contracts, at fair value

		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging Instruments under FAS 133(a)	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended		Six Months Ended
		June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Interest rate swap contracts	Net gain (loss) from interest rate swap contracts	$930,877	$9,283,521	$596,333	$(17,683,757)

(a)	See note 2 for additional information on the Company’s purpose for entering into interest rate swaps not designated as hedging instruments.
(b)	London InterBank Offered Rate (“LIBOR”).

Credit Risk

At June 30, 2009 and December 31, 2008, the Company limited its exposure to credit losses on its mortgage assets by purchasing Agency RMBS. The payment of principal and interest on the Agency RMBS are guaranteed by Freddie Mac and Fannie Mae. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the United States government. While it is hoped that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy their guarantees of Agency RMBS.

The Company’s CLOs and structured notes do not have the backing of Fannie Mae or Freddie Mac. Payment of principal and interest is dependent on the performance of the underlying loans, which are subject to borrower default and possible losses.

5. BORROWINGS

The Company leverages its Agency RMBS portfolio through the use of securities sold under agreement to repurchase. Each of the borrowing vehicles used by the Company bears interest at floating rates based on a spread above or below the LIBOR.

Certain information with respect to the Company’s borrowings is summarized in the following tables. Each of the borrowings listed is contractually due in one year or less (dollars in thousands).

June 30, 2009
Outstanding borrowings	$699,005
Interest accrued thereon	$207
Weighted average borrowing rate	0.51%
Weighted average remaining maturity (in days)	44.90
Fair value of the collateral(1)	$749,444

December 31, 2008
Outstanding borrowings	$587,485
Interest accrued thereon	$1,599
Weighted average borrowing rate	2.44%
Weighted average remaining maturity (in days)	10.03
Fair value of the collateral(1)	$638,026

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(1)	Collateral for borrowings consists of Agency RMBS.

At June 30, 2009, the Company did not have any securities sold under agreement to repurchase where the amount at risk exceeded 10% of net assets. At December 31, 2008, the Company had securities sold under agreement to repurchase where the amount at risk exceeded 10% of net assets with the following counterparties:

December 31, 2008
Counterparty	Amount at Risk(1)	Weighted Average Maturity in Days
Bank of America Corp.(2)	$13,373,003	10
Deutsche Bank Securities, Inc.	15,064,027	9
Goldman Sachs Group, Inc.	12,893,032	6

(1)	Equal to the fair value of securities plus accrued interest income, minus the sum of securities sold under agreement to repurchase liabilities plus accrued interest expense.
(2)	Formerly Merrill Lynch & Co., acquired by Bank of America Corp., effective January 1, 2009.

Market Risk

The current situation in the mortgage sector and the current weakness in the broader mortgage market could adversely affect one or more of the Company’s lenders and could cause one or more of the Company’s lenders to be unwilling or unable to provide additional financing. This could potentially increase the Company’s financing costs and reduce liquidity. If one or more major market participants fail, it could negatively impact the marketability of all fixed income securities, including Agency RMBS. This could negatively impact the value of the securities in the Company’s portfolio, thus reducing its net asset value. Furthermore, if many of the Company’s lenders are unwilling or unable to provide additional financing, the Company could be forced to sell its Agency RMBS at an inopportune time when prices are depressed. Even with the current situation in the mortgage sector, the Company does not anticipate having difficulty converting its assets to cash or extending financing terms due to the fact that its Agency RMBS have an actual or implied “AAA” rating and principal and interest payments are guaranteed by Freddie Mac or Fannie Mae.

6. SHARE CAPITAL

The Company authorized 500,000,000 shares of common stock having par value of $0.01 per share. As of June 30, 2009 and December 31, 2008, the Company had issued and outstanding 18,133,538 and 7,662,706 shares of common stock, respectively, and warrants to purchase an additional 288,592 shares of common stock. Below is a description of the warrants outstanding at June 30, 2009 and December 31, 2008:

June 30, 2009
Expiration	Additional shares of common stock	Exercise Price
April 30, 2011	288,592	$11.00	(a)

December 31, 2008
Expiration	Additional shares of common stock	Exercise Price
April 30, 2011	288,592	$15.60	(a)

(a)

These warrants were originally issued with an exercise price of $15.60 per share. If additional shares of common stock were sold at a price less than $15.60 per share, the related warrant agreement required a one-time adjustment to the exercise price to equal the price per share of the additional shares sold. Pursuant to the Company’s June 2009 initial public offering, the exercise price of these warrants was reduced to $11.00 per share, which equaled the price per common share sold in such offering.

The Company is also authorized to issue shares of preferred stock. As of June 30, 2009 and December 31, 2008, no such shares were issued or outstanding.

7. STOCK OPTIONS AND RESTRICTED STOCK

The Company has adopted a stock incentive plan (the “2006 Stock Incentive Plan”) that provides for the grant of non-qualified common stock options, stock appreciation rights, restricted common stock and other share-based awards. The compensation committee of the board of directors administers the plan. Awards under the 2006 Stock Incentive Plan may be granted to the Company’s independent directors and executive officers and certain officers and employees of the Manager and its sub-advisors and other individuals providing services to the Company, as designated by the Manager.

The exercise price for any stock option granted under the 2006 Stock Incentive Plan may not be less than 100% of the fair value of the shares of common stock at the time the common stock option is granted. Each common stock option must terminate no later than ten years from the date it is granted. The 2006 Stock Incentive Plan authorizes a total of 3,333,333 shares that may be used to satisfy awards under the plan. New shares will be issued on the exercise of any option. The Company made its initial grants under the 2006 Stock Incentive Plan on February 10, 2006, December 8, 2006 and December 28, 2006, upon completing a private offering of

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

common stock on each of these dates. Each grant vests over a three-year period. Restricted common stock granted to independent directors on or after January 1, 2007 will vest over a one-year period. The following table summarizes restricted common stock transactions for the three and six months ended June 30, 2009 and 2008:

Three and six months ended June 30, 2009	Officers and Employees(1)	Independent Directors	Total
Unvested Shares as of December 31, 2008	81,307	11,155	92,462
Issued	—	3,100	3,100
Vested	(43,140)	(2,581)	(45,721)

Unvested Shares as of March 31, 2009	38,167	11,674	49,841
Issued	—	2,732	2,732
Vested	—	(2,738)	(2,738)

Unvested Shares as of June 30, 2009	38,167	11,668	49,835

Three and six months ended June 30, 2008	Officers and Employees(1)	Independent Directors	Total
Unvested Shares as of December 31, 2007	162,618	7,334	169,952
Issued	—	2,025	2,025
Vested	(43,140)	(1,889)	(45,029)

Unvested Shares as of March 31, 2008	119,478	7,470	126,948
Issued	—	2,737	2,737
Vested	—	(1,333)	(1,333)

Unvested Shares as of June 30, 2008	119,478	8,874	128,352

(1)	Includes grants to the Company’s executive officers and certain officers and employees of the Manager and its sub-advisors and other individuals who provide services to the Company.

The shares of restricted common stock granted to the Company’s executive officers and certain officers and employees of the Manager and its sub-advisors and other individuals who provide services to the Company and independent directors were valued using the fair value at the time of grant, which was $12.89 and $19.75 for shares granted on January 1, 2009 and 2008, respectively, and $14.64 and $14.61 for shares granted on April 1, 2009 and 2008, respectively. Pursuant to SFAS 123(R), the Company is required to value any unvested shares of restricted common stock granted to the Company’s executive officers and certain officers and employees of the Manager and its sub-advisors and other individuals who provide services to the Company at the fair value at each reporting period. The Company valued the unvested restricted common stock at $11.90 and $12.89 per share at June 30, 2009 and December 31, 2008, respectively. Unrecognized compensation cost related to unvested restricted common stock granted as of June 30, 2009 and December 31, 2008 was $316,126 and $713,774, respectively.

There were no common stock option transactions for the three and six months ended June 30, 2009 and 2008. As of June 30, 2009 and December 31, 2008, there were 131,088 options outstanding with a weighted average exercise price of $30.00. Of the 131,088 options outstanding at June 30, 2009, all have vested and therefore were exercisable. Of the 131,088 options outstanding at December 31, 2008, 87,392 had vested and were exercisable. The common stock options are valued using the Black-Scholes model using the following assumptions:

	As of June 30, 2009	As of December 31, 2008
Expected life	6.6 years	7.1 years
Discount rate	3.314%	2.329%
Volatility	68.06%	84.62%
Dividend yield	18.00%	32.44%

The estimated fair value of the common stock options was $2.42 and $2.14 per share at June 30, 2009 and December 31, 2008, respectively. The components of share based compensation expense for each period were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Options granted to CEO	$—	$(14,565)	$57,278	$(24,268)
Restricted shares granted to officers and employees(1)	59,739	460,522	388,222	523,753
Restricted shares granted to certain directors	43,184	47,218	87,718	94,467

Total shared based compensation expense	$102,923	$493,175	$533,218	$593,952

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(1)	Includes grants to the Company’s executive officers and certain officers and employees of the Manager and its sub-advisors and other individuals who provide services to the Company.

8. MANAGEMENT AGREEMENT AND RELATED PARTY TRANSACTIONS

The Manager manages the Company’s day-to-day operations, subject to the direction and oversight of the Company’s Board of Directors. The Management Agreement was executed on February 10, 2006. The initial term of the Management Agreement expired on December 31, 2008, and it was automatically renewed for a one-year term and will continue to be automatically renewed for one-year term on each anniversary date thereafter. The Management Agreement may be terminated upon the affirmative vote of at least two-thirds of the Company’s independent directors, or by a vote of the holders of a majority of the outstanding shares of the Company’s common stock. In the event the Management Agreement is terminated as described above, the Company shall pay to the Manager a termination fee in accordance with the provisions of the Management Agreement.

The Management Agreement provides, among other things, that the Company pays to the Manager, in exchange for managing the day-to-day operations of the Company, certain fees and reimbursements, consisting of a base management fee and reimbursement for out-of-pocket and certain other costs incurred by the Manager and on behalf of the Company. The base management fee, which is paid monthly, was equal to 1/12 of (A) 1.50% of the first $250,000,000 of Net Assets (as defined in the Management Agreement), (B) 1.25% of such Net Assets that are greater than $250,000,000 and less than or equal to $500,000,000, and (C) 1.00% of such Net Assets that are greater than $500,000,000.

For the three months ended June 30, 2009 and 2008, and six months ended June 30, 2009 and 2008 the Company incurred $508,193, $415,145, $917,973, $842,997 in base management fees, respectively. The Company is required to reimburse the Manager for its pro-rata portion of rent, utilities, legal and investment services, market information systems and research publications and materials which amounted to $278,806, $178,681, $580,795 and $340,694 for the three months ended June 30, 2009 and 2008, and six months ended June 30, 2009 and 2008, respectively. In addition, the Company recognized share-based compensation expense related to common stock options and restricted common stock granted to the Company’s executive officers and certain officers and employees of the Manager and its sub-advisors and other individuals who provide services to the Company which is included in related party management compensation on the consolidated statement of operations and described in note 7.

Sharpridge TRS, Inc. has a 19% non-voting limited partnership interest in the Company’s sub-advisor, Sharpridge Capital Management, L.P., which is accounted for at fair value. No value was ascribed to this investment at June 30, 2009 or December 31, 2008.

9. INCOME TAXES

The Company has elected to be taxed as a REIT under Section 856 of the Code and intends to continue to comply with the provisions of the Code. As a REIT, the Company generally is not subject to federal or state income tax. To maintain its qualification as a REIT, the Company must distribute at least 90% of its REIT taxable income to its stockholders each year and meet certain other tests relating to assets and income. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes. Under certain circumstances, even though the Company qualifies as a REIT, federal income and excise taxes may be due on its undistributed taxable income. No provision for income taxes has been provided in the accompanying financial statements related to the REIT, because the Company has paid or will pay dividends in amounts approximating its taxable income. The Company has elected to treat the TRS as a taxable REIT subsidiary. A taxable REIT subsidiary is a corporation that is permitted to engage in non-qualifying REIT activities. Taxable income of a taxable REIT subsidiary is subject to federal, state, and local income taxes.

Book/tax differences primarily relate to amortization of realized losses on swaps, offering costs, related party management compensation expense, CLO income accruals and swap income and expenses.

The tax character of the $1.32 of distributions declared to shareholders during 2008 was $1.11 as ordinary income and $0.21 as return of capital.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The current estimate of the federal tax cost and the tax basis components of distributable earnings is as follows:

As of December 31, 2008
Cost of investments	$722,212,574

Gross appreciation	$10,683,375
Gross depreciation	(42,385,976)

Net unrealized appreciation (depreciation)	$(31,702,601)

Undistributed ordinary income	$—

Capital loss carryforwards	$(26,882,588)

As of December 31, 2008, the Company had estimated capital loss carryforwards available to offset future realized gains. Such losses expire as follows:

December 31, 2011	$(195,321)
December 31, 2012	(18,941,370)
December 31, 2013	(7,745,897)

$(26,882,588)

As of June 30, 2009 and December 31, 2008, the Company’s undistributed taxable income was approximately $0.0 million. No income tax provision was recorded for the three and six months ended June 30, 2009 and 2008.

10. CONTINGENCIES

The Company enters into certain contracts that contain a variety of indemnifications, principally with the Manager and brokers. The maximum potential amount of future payment the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2009 and December 31, 2008.

11. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK OR CONCENTRATIONS OF CREDIT RISK

In the normal course of its business, the Company trades various financial instruments and enters into various investment activities with off-balance sheet risk, including interest rate swap contracts. These financial instruments contain varying degrees of off-balance sheet risk whereby changes in the fair values of the securities underlying the financial instruments or the Company’s satisfaction of the obligations may ultimately exceed the amount recognized in the statement of assets and liabilities.

The contract amounts of the swap contracts do not represent the Company’s risk of loss due to counterparty nonperformance. The Company’s exposure to credit risk associated with counterparty nonperformance on swap contracts is limited to the unrealized gains, if any, inherent in such contracts which are recognized in the statement of assets and liabilities. Any counterparty nonperformance of these transactions is not expected to have a material effect on the Company’s consolidated financial condition.

The Company’s investments are primarily concentrated in securities that pass through collections of principal and interest from underlying mortgages, and there is a risk that some borrowers on the underlying mortgages will default. Therefore, mortgage-backed securities may bear some exposure to credit losses. However, the Company mitigates credit risk by primarily holding securities that are either guaranteed by government (or government-sponsored) agencies.

The Company bears certain other risks typical in investing in a portfolio of mortgage-backed securities. The principal risks potentially affecting the Company’s consolidated financial position, results of operations and cash flows include the risks that: (a) interest rate changes can negatively affect the fair value of the Company’s mortgage-backed securities, (b) interest rate changes can influence borrowers’ decisions to prepay the mortgages underlying the securities, which can negatively affect both cash flows from, and the fair value of, the securities, and (c) adverse changes in the fair value of the Company’s mortgage-backed securities and/or the inability of the Company to renew short term borrowings under repurchase agreements can result in the need to sell securities at inopportune times and incur realized losses.

The Company enters into derivative transactions with counterparties as hedges of interest rate exposure and in the course of investing. In the event of nonperformance by a counterparty, the Company is potentially exposed to losses, although the counterparties to these agreements are primarily major financial institutions with investment grade ratings.

The Company is subject to interest rate risk. Generally, the value of fixed income securities will change inversely with changes in interest rates. As interest rates rise, the market value of fixed income securities tends to decrease. Conversely, as interest rates fall, the market value of fixed income securities tends to increase.

The Company’s principal trading activities are primarily with brokers and other financial institutions located in North America. All securities transactions of the Company are cleared by multiple major securities firms pursuant to customer agreements. At June 30, 2009 and December 31, 2008, substantially all the investments in securities, and receivable for securities sold are positions with and amounts due from these brokers. The Company had substantially all of its individual counterparty concentrations with these brokers and their affiliates.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

12. FINANCIAL HIGHLIGHTS

In accordance with financial reporting requirements applicable to investment companies, the Company has included below certain financial highlight information for the three and six months ended June 30, 2009 and 2008.

	Per Share
	Three months ended June 30,				Six months ended June 30,
	2009		2008		2009		2008
Net asset value, beginning of period	$14.64		$14.61		$12.89		$19.75
Net income:
Net investment income	0.81	(a)	0.89	(a)	1.62	(a)	2.16	(a)
Net gain (loss) from investments and swap contracts	1.50	(a)	0.91	(a)	2.39	(a)	(5.25	)(a)

Net income (loss)	2.31		1.80		4.01		(3.09)
Capital transactions:
Distributions to shareholders	(1.20)		(0.66)		(1.20)		(0.66)
Issuance of common shares and amortization of restricted shares	(3.09	)(a)	0.03	(a)	(3.04	)(a)	(0.22	)(a)

Net decrease in net asset value from capital transactions	(4.29)		(0.63)		(4.24)		(0.88)

Net asset value, end of period	$12.66		$15.78		$12.66		$15.78

Total return (%)	(5.33	)%(b)	12.53	%(b)	7.53	%(b)	(16.76	)%(b)

Ratios to Average Net Assets
Expenses before interest expense	4.38	%(c)	5.26	%(c)	5.06	%(c)	4.29	%(c)
Expenses	7.82	%(c)	19.43	%(c)	9.31	%(c)	29.76	%(c)
Net investment income	22.31	%(c)	23.23	%(c)	23.07	%(c)	25.82	%(c)

Supplemental Data
Net assets, end of period (000)	$229,558		$120,809		$229,558		$120,809
Market price per share, end of period	$11.90		NA	(d)	$11.90		NA	(d)
Portfolio turnover rate (%)	4%		81%		13%		141%

(a)

Calculated based on average shares outstanding during the period. Average shares outstanding include vested and unvested restricted shares and differs from weighted average shares outstanding used in calculating earnings per share (see note 3).

(b)	Not computed on an annualized basis.
(c)	Computed on an annualized basis.
(d)	Prior to the Company’s initial public offering which closed on June 17, 2009, there was no publicly traded market for the Company’s stock.

13. SUBSEQUENT EVENTS

On July 1, 2009, an aggregate of 3,376 shares of restricted common stock were granted to the independent directors.

For the period from July 1, 2009 through August 5, 2009, warrants to purchase 147,659 shares of common stock were exercised by form of a cashless payment option, resulting in the issuance of 13,543 shares. As of August 5, 2009, the Company had warrants outstanding to purchase an additional 140,933 shares of common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10-Q, we refer to Cypress Sharpridge Investments, Inc. as “we,” “us,” “our company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. The following defines certain of the commonly used terms in this quarterly report on Form 10-Q: RMBS refers to residential mortgage-backed securities; agency securities or Agency RMBS refers to our RMBS that are issued or guaranteed by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”); hybrids refers to hybrid adjustable-rate mortgage loans that have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; and ARMs refers to hybrids and adjustable-rate mortgage loans which typically have interest rates that adjust annually to an increment over a specified interest rate index.

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this quarterly report on Form 10-Q as well as our registration statement on Form S-11 filed April 19, 2007, as amended.

Forward Looking Statements

When used in this quarterly report on Form 10-Q, in future filings with the Securities and Exchange Commission (“SEC”) or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and assumptions.

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our agency securities; changes in the prepayment rates on the mortgage loans underlying our agency securities; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including those described in our registration statement on Form S-11 filed on April 19, 2007, as amended, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a specialty finance company created with the objective of achieving consistent risk-adjusted investment income. We seek to achieve this objective by investing, on a leveraged basis, exclusively in Agency RMBS. We are currently managed by Cypress Sharpridge Advisors LLC, a joint venture between affiliates of The Cypress Group and Sharpridge Capital Management, L.P.

We earn investment income from our investment portfolio, and we use leverage to seek to enhance our returns. Our net investment income is generated primarily from the difference, or net spread, between the interest income we earn on our investment portfolio and the cost of our borrowings and hedging activities. The amount of net investment income we earn on our investments depends in part on our ability to control our financing costs, which comprise a significant portion of our operating expenses. Although we leverage our portfolio investments in Agency RMBS to seek to enhance our potential returns, leverage also may exacerbate losses.

While we use hedging to mitigate some of our interest rate risk, we do not hedge all of our exposure to changes in interest rates, as there are practical limitations on our ability to insulate our portfolio from all potential negative consequences associated with changes in short term interest rates in a manner that will allow us to seek attractive spreads on our portfolio.

In February 2006, we completed our initial capitalization pursuant to which we raised net proceeds of approximately $78.0 million. In December 2006, we completed an additional private offering in which we raised approximately $105.8 million in net proceeds. In May 2008, we completed an additional private offering in which we raised approximately $14.0 million in net proceeds. In June 2009, we successfully completed an initial public offering of 10.5 million shares of common stock, raising approximately $105.8 million of new capital after offering expenses and the underwriters’ exercise of their over-allotment option.

We have elected to be taxed as a REIT and have complied, and intend to continue to comply, with the provisions of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) with respect thereto. Accordingly, we do not expect to be subject to federal income tax on our REIT taxable income that we currently distribute to our stockholders if certain asset, income and ownership tests and recordkeeping requirements are fulfilled. Even if we maintain our qualification as a REIT, we may be subject to some federal, state and local taxes on our income. For example, Sharpridge TRS, Inc. is taxed as regular subchapter C corporation under the provisions of the Internal Revenue Code. For the quarter ended June 30, 2009, Sharpridge TRS, Inc. owned a 19% non-voting limited partnership interest in one of our sub-advisors, Sharpridge Capital Management, L.P., but had no taxable income.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

•	interest rate trends;

•	prepayment rates on mortgages underlying our Agency RMBS, and credit trends insofar as they affect prepayment rates;

•	competition for investments in Agency RMBS;

•	recent actions taken by the U.S. Federal Reserve and the U.S. Treasury; and

•	other market developments.

In addition, a variety of factors relating to our business may also impact our results of operation and financial condition. These factors include:

•	our degree of leverage;

•	our access to funding and borrowing capacity;

•	our borrowing costs;

•	our hedging activities;

•	changes in the credit ratings of the securities in our portfolio;

•	the market value of our investments; and

•	the REIT requirements and the requirements to qualify for a registration exemption under the Investment Company Act.

We anticipate that, for any period during which changes in the interest rates earned on our assets do not coincide with interest rate changes on the corresponding liabilities, such assets will reprice more slowly than the corresponding liabilities. Consequently, changes in interest rates, particularly short term interest rates, may significantly influence our net investment income.

Our net investment income may be affected by a difference between actual prepayment rates and our projections. Prepayments on loans and securities may be influenced by changes in market interest rates and homeowners’ ability and desire to refinance their mortgages. To the extent we have acquired assets at a premium or discount to par value, changes in prepayment rates may impact our anticipated yield.

For a discussion of additional risks relating to our business see “Risk Factors” in our registration statement on Form S-11 (File No. 333-142236) filed on April 19, 2007, as amended.

Trends and Recent Market Impacts

The following trends and recent market impacts may also affect our business:

Interest Rate Environment and Liquidity

Recent actions by the U.S. Federal Reserve and the U.S. Treasury appear to have stabilized the investing and financing environment for Agency RMBS. The liquidity facilities created by the U.S. Federal Reserve during 2007 and 2008 and its lowering of the Federal Funds Target Rate to 0 – 0.25%, along with the reduction of the 30-day LIBOR to 0.30875% as of June 30, 2009, have lowered our financing costs (which most closely correlates with the 30-day LIBOR) and stabilized the availability of repurchase agreement financing. The following table shows 30-day LIBOR and the U.S. Federal Funds Target Rate at the end of each of the prior six fiscal quarters:

Date	30-Day LIBOR	Federal Funds Target Rate
June 30, 2009	0.309%	0.25%
March 31, 2009	0.500%	0.25%
December 31, 2008	0.436%	0.25%
September 30, 2008	3.926%	2.00%
June 30, 2008	2.463%	2.00%
March 31, 2008	2.703%	2.25%
Source: Bloomberg

Actions taken by the Federal Housing Finance Agency (“FHFA”) to place Fannie Mae and Freddie Mac under conservatorship and the U.S. Federal Reserve’s purchase of Agency RMBS have likewise stabilized the market for our assets. Despite the fall in short term interest rates, yields on U.S. Treasury securities have risen with the yield on five-year U.S. Treasury notes rising by 90 basis points during the second quarter of 2009 and by 101 basis points during the first half of 2009. Despite this rise in yields on U.S. Treasury securities, the market prices of Agency RMBS have fallen only slightly. We believe this is an unusual circumstance and reflective of the stabilization of the Agency RMBS market. The following table is illustrative of this situation by comparing market levels for two benchmark securities, the yield on five-year U.S. Treasury Notes and the price of 15-year Fannie Mae 4.5% Agency RMBS:

Date	Five-Year US Treasury Note	Market Price of Fannie Mae 4.5% 15-Year Agency RMBS
June 30, 2009	2.56%	$102.00
March 31, 2009	1.66%	$103.00
December 31, 2008	1.55%	$102.375
September 30, 2008	2.98%	$97.20
June 30, 2008	3.33%	$96.75
March 31, 2008	2.44%	$99.75
Source: Bloomberg

Yields on three-year interest rate swaps, our current hedging vehicle, were relatively stable over the second quarter of 2009 rising by 47 basis points. Yields on mortgage securities have also risen during the same period. The yield on a par-priced Fannie Mae Agency RMBS backed by 30-year mortgage loans rose by 69 basis points during the first six months of 2009. Our financing costs have fallen as financing rates have roughly tracked the interest rate cuts adopted by the U.S. Federal Reserve, which has consequently improved the net interest margin on our portfolio.

We believe the difficulties of the past two years in the residential housing and mortgage markets in the United States appear to have been somewhat alleviated in the Agency RMBS markets. However, a variety of difficulties and economic conditions including loan defaults, credit losses and decreased liquidity continue to affect the non-Agency RMBS market.

In response to credit market disruptions during the past two years, the U.S. Government has taken a number of actions to stimulate the credit markets and the economy. For example, on October 3, 2008, the U.S. Congress enacted the Emergency Economic Stabilization Act (“EESA”.) The EESA provides the Secretary of the U.S. Treasury with the authority to establish the Troubled Asset Relief Program (“TARP”) to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the Secretary of the U.S. Treasury, after consultation with the Chairman of the Board of Governors of the U.S. Federal Reserve, determines the purchase of which is necessary to promote financial market stability, upon transmittal of such determination in writing, to the appropriate committees of the U.S. Congress. The EESA also provides for a program that would allow companies to insure their troubled assets.

In addition, the U.S. Federal Reserve has announced that it has initiated a program to purchase $200 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $1.25 trillion in Agency RMBS issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. The U.S. Federal Reserve stated that its actions are intended to reduce the cost and increase the availability of credit for the purchase of houses, which in turn was expected to support housing markets and foster improved conditions in financial markets more generally. The purchases of direct obligations began during the first week of December 2008 and the purchases of Agency RMBS began on January 5, 2009. The size and timing of the U.S. Government’s Agency RMBS purchase program is subject to the discretion of the Secretary of the U.S. Treasury, who has indicated that the scale of the program will be based on developments in the capital markets and housing markets. The impact of these events on the financial and credit markets remains uncertain; however, the U.S. Federal Reserve’s program to purchase Agency RMBS could cause an increase in the prices of Agency RMBS, which would increase our book value but make purchases of Agency RMBS more expensive in the future.

The U.S. Treasury announced on September 19, 2008 the establishment of a temporary guaranty program designed to stabilize the money market fund industry. The temporary measure will enable the Exchange Stabilization Fund, established in 1934 as part of the Gold Reserve Act, to insure the holdings of any publicly offered money market mutual fund for both retail and institutional clients. The current termination date for the guaranty program is September 18, 2009. Money market funds are a vital source of short term liquidity in the financial markets. Money market funds provide for repurchase agreement financing by lending cash versus collateral such as U.S. Treasuries and Agency RMBS for short periods of time. Decreasing asset valuations in the credit markets have caused several money market funds to come under pressure from a pricing and redemption standpoint. This insurance program should help ease this pressure over time and should allow lending capacity offered by money market funds to return to more stable levels.

See “Risk Factors—Risks Related to Our Business— No assurance can be given that the actions taken by the U.S. Government for the purpose of seeking to stabilize the financial and credit markets and stimulate the economy will achieve the intended effect on, or benefit to, our business, and further government or market developments could adversely affect us” disclosed in our registration statement on Form S-11 filed on April 19, 2007, as amended, for a discussion of the risks associated with these and other programs.

Conservatorship of Fannie Mae and Freddie Mac

In response to the credit market disruption and the deteriorating financial conditions of Freddie Mac and Fannie Mae, Congress and the U.S. Treasury undertook a series of actions. On July 30, 2008, the Housing and Economic Recovery Act of 2008 established FHFA as the new regulator for Fannie Mae and Freddie Mac. On September 7, 2008, FHFA, citing concerns about the continuing ability of Fannie Mae and Freddie Mac to operate safely and soundly, placed Fannie Mae and Freddie Mac into conservatorship, which is a statutory process pursuant to which the FHFA will operate Fannie Mae and Freddie Mac as conservator, in an effort to stabilize the entities. In connection with the conservatorship, FHFA announced that, after consultation with the U.S. Federal Reserve and the Secretary of the U.S. Treasury, among other things (i) FHFA had assumed the power of the board of directors and management of Fannie Mae and Freddie Mac, (ii) the chief executive officers of Fannie Mae and Freddie Mac were being replaced, (iii) Fannie Mae and Freddie Mac would be permitted to continue to guarantee Agency RMBS, and (iv) the U.S. Treasury would establish a financing and investment relationship with Fannie Mae and Freddie Mac. FHFA also noted that during the conservatorship period, FHFA would work to enact new regulations that would apply to Fannie Mae and Freddie Mac in an effort to implement the actions described above, including those relating to minimum capital standards, prudent safety and soundness standards and portfolio limits of Fannie Mae and Freddie Mac.

As announced by the U.S. Treasury on September 7, 2008, the newly established financing and investing relationship between the U.S. Treasury and Fannie Mae and Freddie Mac includes:

•

a program through which the U.S. Treasury purchases Fannie Mae-guaranteed and Freddie Mac-guaranteed Agency RMBS in the open market, including newly-issued Agency RMBS, beginning in September 2008 and ending on December 31, 2009;

•

(i) preferred stock purchase agreements, which were designed to allow Fannie Mae and Freddie Mac to maintain a positive net worth and avoid mandatory triggering of receivership, pursuant to which the U.S. Treasury can invest up to $100 billion in each of Fannie Mae and Freddie Mac in the form of senior preferred stock with a liquidation preference, and (ii) an upfront $1 billion issuance of senior preferred stock to the U.S. Treasury by each of Fannie Mae and Freddie Mac in exchange for entering into the agreements;

•	issuance to the U.S. Treasury of warrants to purchase common stock representing 79.9% of the common stock of each of Fannie Mae and Freddie Mac on a fully-diluted basis at a nominal price;

•

access to the Government Sponsored Enterprise Credit Facility (“GSECF”), which is a secured credit facility to be provided by the U.S. Treasury directly to Fannie Mae and Freddie Mac (as well as Federal Home Loan Banks) in exchange for eligible collateral from Fannie Mae and Freddie Mac. The GSECF is to be used when other funding sources are unavailable and expires on December 31, 2009; and

•

beginning March 31, 2010, payment by Fannie Mae and Freddie Mac to the U.S. Treasury on a quarterly basis of a periodic commitment fee for the explicit support provided by the agreement in an amount to be determined by the Secretary of the U.S. Treasury, the conservator and the chairman of the U.S. Federal Reserve.

The agreement with the U.S. Treasury also imposes covenants on each of Fannie Mae and Freddie Mac that provide, among other things, that (i) each of Fannie Mae’s and Freddie Mac’s mortgage and Agency RMBS portfolios will not exceed $850 billion as of December 31, 2009 and must decline by 10% per year thereafter until they reach $250 billion, and (ii) without the prior consent of the U.S. Treasury, neither Fannie Mae nor Freddie Mac may (a) purchase or redeem its capital stock or pay any dividends (other than dividends on the senior preferred stock issued to the U.S. Treasury), (b) issue any capital stock, (c) terminate the conservatorship, (d) sell or transfer its assets outside the ordinary course of business, other than in connection with the reduction of assets as described in clause (i) above, (e) increase its debt to more than 110% of its debt at June 30, 2008, or (f) acquire or consolidate with, or merge into, another entity.

In February 2009, the U.S. Treasury announced that it intends to increase the (i) amounts available under each preferred stock purchase agreement with the GSE’s from $100 billion to $200 billion, and (ii) maximum size of each GSE’s mortgage and Agency RMBS portfolios from $850 billion to $900 billion.

Although the U.S. Government has committed significant resources to Fannie Mae and Freddie Mac, Agency RMBS guaranteed by either Fannie Mae or Freddie Mac are not backed by the full faith and credit of the United States. Moreover, the Secretary of the U.S. Treasury, in announcing the actions, noted that the guarantee structure of Fannie Mae and Freddie Mac required examination and that changes in the structures of the entities were necessary to reduce risk to the financial system. Such changes may involve an explicit U.S. government backing of Fannie Mae and Freddie Mac Agency RMBS or the express elimination of any implied U.S. government guarantee and, therefore, the creation of credit risk with respect to Fannie Mae and Freddie Mac Agency RMBS. Accordingly, the effect of the actions taken by the U.S. Treasury and FHFA remains uncertain. In addition, while specific steps within the conservatorships were announced, the scope and nature of the actions that the U.S. Treasury, FHFA or Congress will ultimately undertake are unknown and will continue to evolve. New and recently enacted laws, regulations and programs related to Fannie Mae and Freddie Mac may adversely affect the pricing, supply, liquidity and value of our target assets and otherwise materially harm our business and operations. See “Risk Factors—Risks Related to Our Business—The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government, may adversely affect our business” disclosed in our registration statement on Form S-11 filed on April 19, 2007, as amended.

Yield Curve

During the first half of 2009, LIBOR and the U.S. Federal Funds Target Rate fell while yields on longer dated Treasury and other securities rose significantly resulting in a steepening yield curve. During this period, the 30-day LIBOR fell by approximately 13 basis points, while the yield on three-year U.S. Treasury notes increased by approximately 65 basis points and the yield on 10-year U.S. Treasury notes increased by approximately 133 basis points. With respect to our Agency RMBS backed by monthly reset ARMs, we believe that the fall in short term interest rates has improved our net interest margin due to lower financing rates. Our Agency RMBS backed by hybrid ARMs pay a fixed interest rate for a set period and then convert to a floating rate payment structure. Our Agency RMBS backed by fixed rate mortgage loans pays a fixed rate for a term of either 15 or 30 years. The market prices of these securities correlate more closely with the longer end of the yield curve. As a result, with the yield curve remaining steep, these securities continue to produce high yields relative to our financing costs. For our Agency RMBS portfolio, an increase in short term interest rates would increase our financing rates and, therefore, reduce our net interest margin.

Prepayment Rates and Loan Modification Programs

Prepayment rates generally increase when interest rates fall and decrease when interest rates rise; however, changes in prepayment rates are difficult to accurately predict. Prepayment rates also may be affected by other factors, including homeowners’ ability and desire to refinance their mortgages (which depends on, among other things, the overall level of home equity available), conditions in the housing and financial markets, conditions in the mortgage origination industry, general economic conditions and the relative interest rates on adjustable-rate and fixed rate mortgage loans. To the extent that we have acquired assets at a premium or discount to par value, changes in prepayment rates may impact our anticipated yield. Because mortgage interest rates have declined, we expect to see an increase in the prepayment rates on our portfolio; however, we believe that the increase in prepayment rates will have only a limited adverse impact on our portfolio in the near term due to depressed levels of home equity resulting in homeowners’ inability to obtain financing. If mortgage interest rates increase, however, we may experience a reduction in the prepayment rates on our portfolio. Although we currently believe that an increase in prepayment rates will only have a limited adverse impact on our portfolio due to depressed levels of home equity, recent actions by the U.S. Government may cause an increase in prepayment rates despite the current depressed levels of home equity.

During the second half of 2008, the U.S. Government, through the Federal Housing Administration (“FHA”) and the Federal Deposit Insurance Corporation, commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. One such program is the Hope for Homeowners program, which is effective from October 1, 2008 through September 30, 2011 and will enable certain distressed borrowers to refinance their mortgages into FHA-insured loans. In addition, in February 2009 the U.S. Treasury announced the Homeowner Affordability and Stability Plan (“HASP”), which is a multi-faceted plan intended to prevent residential mortgage foreclosures by, among other things:

•

allowing certain homeowners whose homes are encumbered by Fannie Mae or Freddie Mac conforming mortgages to refinance those mortgages into lower interest rate mortgages with either Fannie Mae or Freddie Mac;

•

creating the Homeowner Stability Initiative, which is intended to utilize various incentives for banks and mortgage servicers to modify residential mortgage loans with the goal of reducing monthly mortgage principal and interest payments for certain qualified homeowners; and

•	allowing judicial modifications of Fannie Mae and Freddie Mac conforming residential mortgages loans during bankruptcy proceedings.

Programs such as the Hope for Homeowners program and HASP may have the effect of increasing prepayment rates and reducing the principal or interest payments on residential mortgage loans held by certain types of borrowers. The effect of such programs for holders of Agency RMBS could be that such holders would experience changes in the anticipated yields of their Agency RMBS due to (i) increased prepayment rates on their Agency RMBS and (ii) lower interest and principal payments on their Agency RMBS.

Credit Spreads

Over the past several years, the credit markets experienced tightening credit spreads (specifically, spreads between U.S. Treasury securities and other securities that are identical in all respects except for ratings) mainly due to the strong demand for lending opportunities. Generally, when credit spreads tighten the value of Agency RMBS increases, which would result in an increase in our book value. As a result of the actions of the U.S. Treasury and U.S. Federal Reserve in late 2008 and early 2009, credit spreads have tightened, which has resulted in an increase in our book value. However, if credit spreads were to widen again, we expect the market value of Agency RMBS would decrease, which could reduce our book value but also create an attractive opportunity to reinvest principal and interest from our existing portfolio as well as deploy new capital into higher-yielding Agency RMBS.

Impacts on Us

Our business has been impacted by the recent market trends discussed above. During the second quarter of 2009, we generally experienced an increase in the fair value of the securities in our portfolio; however, when factoring in our new purchases of Agency RMBS during the second quarter of 2009, the average market price of our Agency RMBS decreased slightly to $102.83 at June 30, 2009 compared to $102.88 at March 31, 2009. Our interest rate spread net of hedge, which we calculate by subtracting our average cost of funds and hedge from our average yield on the Agency RMBS in our portfolio, also increased during the second quarter of 2009. Our interest rate spread net of hedge was 3.88% for the three months ended June 30, 2009 compared to 2.94% for the three months ended March 31, 2009 and 1.57% for the year ended December 31, 2008. Our leverage ratio has been relatively consistent during this period at 5.9 to 1 at June 30, 2009, 7.0 to 1 at March 31, 2009 and 6.1 to 1 at December 31, 2008. In addition, in light of the recent trends in LIBOR rates and the interest rate environment, we decided to unwind an interest rate swap in early April 2009 and replace it with a new interest rate swap at what we believe to be a favorable rate. In addition, we entered into two additional interest rate swaps in June 2009. As a result, although we realized a net loss of approximately $10.8 million upon termination of the interest rate swap during April 2009, we experienced unrealized appreciation on the new interest rate swaps in an aggregate amount of approximately $12.1 million during three months ended June 30, 2009.

We believe that the actions taken by the U.S. Government with respect to Fannie Mae and Freddie Mac as well as actions taken by the U.S. Treasury and the U.S. Federal Reserve to improve liquidity in the financial and mortgage markets will continue to have a positive effect on the supply of Agency RMBS, and we expect to see a healthy supply of new issue Agency RMBS and increased secondary trading of Agency RMBS in the near future. No assurance can be given, however, that these initiatives will have a positive effect on the supply of Agency RMBS. Over the long term, we expect both Fannie Mae and Freddie Mac to reduce their Agency RMBS holdings (commencing in 2010), which should increase supply of Agency RMBS and allow us the opportunity to source attractive assets for the foreseeable future. Furthermore, the current steepness of the yield curve and the current level of short term interest rates has increased our net investment income. However, our ability to purchase Agency RMBS in the future will depend on the availability of repurchase agreement financing, which may be difficult to obtain if current credit conditions deteriorate. Also, government loan modification programs such as the Hope for Homeowners program and HASP may increase mortgage prepayments, which could reduce the anticipated yields on our Agency RMBS.

For a discussion of additional risks relating to our business see “Risk Factors” disclosed in our registration statement on Form S-11 filed on April 17, 2007, as amended, and “—Quantitative and Qualitative Disclosures About Market Risk.”

Financial Condition

As of June 30, 2009 and December 31, 2008, the Agency RMBS in our portfolio were purchased at a net premium to their par value, with a weighted-average amortized cost of $101.3 and $101.4, respectively, due to the average interest rates on these investments being higher than prevailing market rates. As of June 30, 2009 and December 31, 2008, we had approximately $19.6 million and $10.0 million, respectively, of unamortized premium included in the cost basis of our investments.

Our Agency RMBS portfolio consisted of the following:

June 30, 2009

Security Description	Par Amount	Estimated Fair Value	Weighted Average
			Coupon	Months to Reset(1)	Constant Prepayment Rate(2)
	(in thousands)
Agency RMBS collateralized by hybrid ARMs	$717,016	$739,783	4.8%	49.2	15.1%
Agency RMBS collateralized by short-reset hybrid ARMs(3)	182,910	188,167	4.5	6.7	19.4
Agency RMBS collateralized by monthly reset ARMs	151,750	155,354	3.8	1	2.3
Agency RMBS collateralized by fixed rate mortgages	423,390	433,543	4.8	N/A	22.8

Total Agency RMBS	$1,475,066	$1,516,847

December 31, 2008

Security Description	Par Amount	Estimated Fair Value	Weighted Average
			Coupon	Months to Reset(1)	Constant Prepayment Rate(2)
	(in thousands)
Agency RMBS collateralized by hybrid ARMs	$332,468	$341,132	5.7%	42.2	10.6%
Agency RMBS collateralized by short-reset hybrid ARMs(3)	8,723	8,785	4.6	4.0	18.3
Agency RMBS collateralized by monthly reset ARMs	154,575	153,609	4.7	1	5.5
Agency RMBS collateralized by fixed rate mortgages	176,566	182,040	5.8	N/A	6.6

Total Agency RMBS	$672,332	$685,566

(1)

“Months to Reset” is the number of months remaining before the fixed rate on a hybrid ARM becomes a variable rate. At the end of the fixed period, the variable rate will be determined by the margin and the pre-specified caps of the ARM.

(2)

“Constant Prepayment Rate” is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year. Specifically, the constant prepayment rate is an annualized version of the prior three month prepayment rate. Securities with no prepayment history are excluded from this calculation.

(3)	“Short-reset” is defined as 24 months or less to reset.

Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of June 30, 2009 and December 31, 2008, the average final contractual maturity of the mortgage portfolio is in year 2034 and 2035, respectively.

The average expected life of our Agency RMBS reflects the estimated average period of time the securities in the portfolio will remain outstanding. The average expected lives of our Agency RMBS do not exceed five years, based upon prepayment models obtained through subscription-based financial information service providers. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, the mortgage rate of the outstanding loan, loan age, margin and volatility. The actual lives of the Agency RMBS in our investment portfolio could be longer or shorter than those estimates depending on the actual prepayment rates experienced over the lives of the applicable securities.

Hedging Instruments

We generally intend to hedge as much of the interest rate risk we determine is in the best interests of our stockholders. Our policies do not contain specific requirements as to the percentages or amount of interest rate risk that our Manager is required to hedge. No assurance can be given that our hedging activities will have the desired beneficial impact on our results of operations or financial condition.

Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	due to prepayments on assets and repayments of debt securing such assets, the duration of the hedge may not match the duration of the related liability or asset;

•	the amount of income that a REIT may earn from hedging transactions to offset market losses related to movement in interest rates is limited by federal tax provisions governing REITs;

•	the credit quality of the hedging counterparty may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the hedging counterparty may default on its obligation to pay.

We engage in interest rate swaps as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for the term of the swap contract. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based upon a notional amount of principal. Under the most common form of interest rate swap, commonly known as a fixed-floating interest rate swap, a series of fixed interest rate payments on a notional amount of principal is exchanged for a series of floating interest rate payments on such notional amount.

At June 30, 2009, we were a party to three interest rate swaps with maturities between April 2012 and July 2012 with an aggregate notional amount of approximately $640.0 million and a fair value of approximately $1.3 million. At December 31, 2008, we were a party to one interest rate swap with a maturity of May 2010 with an aggregate notional amount of approximately $240.0 million and a fair value of approximately $(12.5) million.

Liabilities

We have entered into repurchase agreements to finance some of our purchases of Agency RMBS. These agreements are secured by our Agency RMBS and bear interest at rates that have historically moved in close relationship to LIBOR. At June 30, 2009, we had approximately $699.0 million of liabilities pursuant to repurchase agreements with seven counterparties that had weighted-average interest rates of approximately 0.51%, and maturities of between one and 79 days. In addition, as of June 30, 2009 we had a $644.3 million payable for securities purchased, a portion of which will be financed through repurchase agreements. Because we measure leverage as total liabilities divided by net assets, the $644.3 million payable for securities purchased is included in our June 30, 2009 leverage ratio of 5.9 to 1. Below is a summary of our payable for securities purchased as of June 30, 2009:

Forward Settling Purchases	Settle Date	Par Value	Payable
FNMA - 15 Year 4.5% Fixed	7/16/2009	$52,429,867	$53,519,426
FNMA - 15 Year 4.5% Fixed	8/18/2009	60,000,000	60,690,025
FNMA - 15 Year 4.5% Fixed	9/17/2009	150,000,000	150,737,575
FNMA - 5X1 4.084% Hybrid ARM	7/22/2009	25,055,082	25,662,851
FNMA - 5X1 3.9% Hybrid ARM	9/23/2009	150,000,000	151,201,250
FNMA - 5X1 4.03% Hybrid ARM	9/23/2009	50,000,000	50,662,201
FNMA - 5X1 4.1% Hybrid ARM	9/23/2009	100,000,000	101,500,556
FNMA - 5X1 4.05% Hybrid ARM	9/24/2009	50,000,000	50,330,572

		$637,484,949	$644,304,456

Summary Financial Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Investment income - Interest income
Interest Income - Agency RMBS	$9,357,129	$10,199,051	$18,309,112	$28,971,867
Interest Income - CLOs, Structured Notes & Cash Equivalents	370,246	1,521,441	739,608	3,373,884

Total interest income	9,727,375	11,720,492	19,048,720	32,345,751

EXPENSES:
Interest expense	1,111,059	3,891,473	2,500,567	14,820,206
Non-Investment expenses	1,414,338	1,446,621	2,976,576	2,499,270

Total expenses	2,525,397	5,338,094	5,477,143	17,319,476

Net investment income	7,201,978	6,382,398	13,571,577	15,026,275
Net gain (loss) from investments	12,443,441	(2,760,989)	19,422,562	(18,883,406)

GAINS AND (LOSSES) FROM SWAP CONTRACTS:
Net swap interest income (expense)	(392,098)	(1,992,202)	(2,421,244)	(3,322,503)
Net gain (loss) on termination of swap contracts	(10,804,123)	—	(10,804,123)	(29,927,526)
Net unrealized appreciation (depreciation) on swap contracts	12,127,098	11,275,723	13,821,700	15,566,272

Net gain (loss) from swap contracts	930,877	9,283,521	596,333	(17,683,757)

NET INCOME (LOSS)	$20,576,296	$12,904,930	$33,590,472	$(21,540,888)

Net income (loss) per common share (diluted)	$2.22	$1.84	$3.98	$(3.19)
Distributions per common share	$1.20	$0.66	$1.20	$0.66

Key Portfolio Statistics*
Average Agency RMBS(1)	$789,520,805	$731,973,024	$751,231,814	$1,014,279,040
Average securities sold under agreement to repurchase	693,518,835	635,284,148	654,456,996	906,867,859
Average net assets	129,484,724	110,223,681	118,650,116	116,717,759
Average yield on Agency RMBS (2)	4.75%	5.60%	4.91%	5.74%
Average cost of funds & hedge (3)	0.87%	3.72%	1.52%	4.02%
Interest rate spread net of hedge (4)	3.88%	1.88%	3.39%	1.72%
Leverage ratio (at period end) (5)	5.9:1	7.5:1	5.9:1	7.5:1

(1)	Our average Agency RMBS for the period was calculated by averaging the cost basis of our settled Agency RMBS during the period.
(2)	Our average yield on Agency RMBS for the period was calculated by dividing our interest income from Agency RMBS by our average Agency RMBS.
(3)

Our average cost of funds and hedge for the period was calculated by dividing our total interest expense, including our net swap interest income (expense), by our average securities sold under agreement to repurchase.

(4)	Our interest rate spread net of hedge for the period was calculated by subtracting our average cost of funds & hedge from our average yield on Agency RMBS.
(5)	Our leverage ratio was calculated by dividing total liabilities by net assets.
*	All percentages are annualized.

Core Earnings:

Core Earnings represents a non-GAAP financial measure and is defined as net income (loss) excluding net realized gain (loss) on investments, net unrealized appreciation (depreciation) on investments, net realized gain (loss) on termination of swap contracts and unrealized appreciation (depreciation) on swap contracts. In order to evaluate the effective yield of the portfolio, management uses Core Earnings to reflect the net investment income of our portfolio as adjusted to reflect the net swap interest income (expense). Core Earnings allows management to isolate the interest income (expense) associated with our swaps in order to monitor and project our borrowing costs and interest rate spread. In addition, management utilizes Core Earnings as a key metric in conjunction with other portfolio and market factors to determine the appropriate leverage and hedging ratios, as well as the overall structure of the portfolio.

We adopted SOP 07-1, Clarification of the Scope of Audit and Accounting Guide Investment Companies, prior to its deferral in February 2008, while most, if not all, other public companies that invest only in Agency RMBS have not adopted SOP 07-1. Under SOP 07-1, we use financial reporting for investment companies, and accordingly, our investments are carried at fair value with changes in fair value included in earnings. Most other public companies that invest only in Agency RMBS include most changes in the fair value of their investments within shareholders’ equity, not in earnings. As a result, investors are not able to readily compare our results of operations to those of most of our competitors. We believe that the presentation of our Core Earnings is useful to investors because it provides a means of comparing our Core Earnings to those of our competitors. In addition, because Core Earnings isolates the net swap interest income (expense) it provides investors with an additional metric to identify trends in our portfolio as they relate to the interest rate environment.

The primary limitation associated with Core Earnings as a measure of our financial performance over any period is that it excludes the effects of net realized gain (loss) from investments. In addition, our presentation of Core Earnings may not be comparable to similarly-titled measures of other companies, who may use different calculations. As a result, Core Earnings should not be considered as a substitute for our GAAP net income (loss) as a measure of our financial performance or any measure of our liquidity under GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
Non-GAAP Reconciliation:	2009	2008	2009	2008
NET INCOME (LOSS)	$20,576,296	$12,904,930	$33,590,472	$(21,540,888)
Net (gain) loss from investments	(12,443,441)	2,760,989	(19,422,562)	18,883,406
Net (gain) loss on termination of swap contracts	10,804,123	—	10,804,123	29,927,526
Net unrealized (appreciation) depreciation on swap contracts	(12,127,098)	(11,275,723)	(13,821,700)	(15,566,272)

Core Earnings	$6,809,880	$4,390,196	$11,150,333	$11,703,772

Results of Operations

Three Months Ended June 30, 2009 and 2008

Net Investment Income. Net investment income increased by $0.8 million to $7.2 million for the three months ended June 30, 2009 as compared to $6.4 million for the three months ended June 30, 2008. Net investment income consists of interest income less interest expense and non-investment expenses. The increase was mainly due to the increase in our interest rate spread which is the result of a significant reduction in our borrowing costs. During the three months ended June 30, 2009 and 2008, our average Agency RMBS portfolio was $789.5 million and $732.0 million, respectively, resulting in an average yield on Agency RMBS of approximately 4.75% and 5.60%, respectively. Our average cost of funds net of hedge was approximately 0.87% and 3.72%, respectively, resulting in interest rate spread of approximately 3.88% and 1.88%, respectively.

Interest Income. Interest income, which consists of interest income on Agency RMBS, subordinated tranches of CLOs and short term investments and other debt securities, decreased by $2.0 million to $9.7 million for the three months ended June 30, 2009 as compared to $11.7 million for the three months ended June 30, 2008. The change in interest income is primarily related to the decrease in the average yield on Agency RMBS as discussed above and the interest accrued on our CLOs and structured notes. During the three months ended June 30, 2009 and 2008 our interest accrued on CLOs, structured notes and cash equivalents was $0.4 million and $1.5 million, respectively.

Interest Expense & Net swap interest income (expense). Interest expense net of swap interest income (expense), decreased by $4.4 million to $1.5 million for the three months ended June 30, 2009 as compared to $5.9 million for the three months ended June 30, 2008, primarily due to the decreased borrowing costs discussed above.

Non-Investment Expenses. Non-investment expenses consist of management fees payable to our Manager in accordance with our management agreement, amortization related to restricted stock and stock options granted to our executive officers, certain officers and employees of our Manager and its sub-advisors and other individuals who provide services to us, as designated by our Manager, and our independent directors, directors’ fees and insurance premium expenses for directors and officers insurance and other general and administrative expenses, including legal and accounting fees. For the three months ended June 30, 2009, non-investment expenses remained flat compared to the three months ended June 30, 2008 at $1.4 million. However as an annualized percentage of net assets our expense ratio for the three months ended June 30, 2009 and 2008 was 4.38% and 5.26%, respectively. The decrease in expense ratio is due to the average net assets increasing during the period to $129.5 million for the three months ended June 30, 2009 compared to $110.2 million for the three months ended June 30, 2008.

Net Gain (Loss) From Investments. Net gain from investments increased by $15.2 million to $12.4 million for the three months ended June 30, 2009, as compared to a loss of $2.8 million for the three months ended June 30, 2008. The change was primarily due to the change in unrealized appreciation (depreciation) on investments of $12.5 million for the three months ended June 30, 2009 compared to $(2.7) million for the three months ended June 30, 2008.

Net Gain (Loss) From Swap Contracts Excluding Net Swap Interest Income (Expense). Net gain from swap contracts excluding net swap interest income (expense) decreased by $10.0 million to $1.3 million for the three months ended June 30, 2009, as compared $11.3 million for the three months ended June 30, 2008. The change was primarily due to the net gain (loss) on termination of swap contracts of $(10.8) million for the three months ended June 30, 2009 compared to $0 for the three months ended June 30, 2008. During the three months ended June 30, 2009 and 2008, three year swap rates increased by 47 basis points and 116 basis points, respectively.

Six Months Ended June 30, 2009 and 2008

Net Investment Income. Net investment income decreased by $1.4 million to $13.6 million for the six months ended June 30, 2009 as compared to $15.0 million for the six months ended June 30, 2008. Net investment income consists of interest income less interest expense and non-investment expenses. The decrease was mainly due to the decrease in the interest accrued on our CLOs and structured notes. During the six months ended June 30, 2009 and 2008, our interest income from CLOs, structured notes and cash equivalents was $0.7 million and $3.4 million, respectively.

Interest Income. Interest income, which consists of interest income on Agency RMBS, subordinated tranches of CLOs and short term investments and other debt securities, decreased by $13.3 million to $19.0 million for the six months ended June 30, 2009 as compared to $32.3 million for the six months ended June 30, 2008. The change in interest income is primarily related to the decreased average yield on Agency RMBS and decrease in our leverage ratio. During the six months ended June 30, 2009 and 2008 our average yield on Agency RMBS was 4.91% and 5.74%, respectively, and our leverage ratio at period end was 5.9 to 1 and 7.5 to 1, respectively.

Interest Expense & Net swap interest income (expense). Interest expense net of swap interest income (expense), decreased by $13.2 million to $4.9 million for the six months ended June 30, 2009 as compared to $18.1 million for the six months ended June 30, 2008, primarily due to the decrease in borrowing costs. For the six months ended June 30, 2009 and 2008, our average cost of funds and hedge was 1.52% and 4.02%, respectively.

Non-Investment Expenses. Non-investment expenses consist of management fees payable to our Manager in accordance with our management agreement, amortization related to restricted stock and stock options granted to our executive officers, certain officers and employees of our Manager and its sub-advisors and other individuals who provide services to us, as designated by our Manager, and our independent directors, directors’ fees and insurance premium expenses for directors and officers insurance and other general and administrative expenses, including legal and accounting fees. For the six months ended June 30, 2009, non-investment expenses remained stable compared to the six months ended June 30, 2008 at $3.0 million and $2.5 million, respectively.

Net Gain (Loss) From Investments. Net gain from investments increased by $38.3 million to $19.4 million for the six months ended June 30, 2009, as compared to a loss of $18.9 million for the six months ended June 30, 2008. The change was primarily due to the change in unrealized appreciation (depreciation) on investments of $18.0 million for the six months ended June 30, 2009 compared to $(14.7) million for the six months ended June 30, 2008.

Net Gain (Loss) From Swap Contracts Excluding Net Swap Interest Income (Expense). Net gain from swap contracts excluding net swap interest income (expense) increased by $17.4 million to $3.0 million for the six months ended June 30, 2009, as compared $(14.4) million for the six months ended June 30, 2008. The change was primarily due to the net loss on termination of swap contracts of $10.8 million for the six months ended June 30, 2009 compared to $29.9 million for the six months ended June 30, 2008. During the six months ended June 30, 2009 and 2008, three year swap rates increased by 41 basis points and decreased by 2 basis points, respectively.

Contractual Obligations and Commitments

The base management fee under our management agreement is payable monthly in arrears in an amount equal to 1/12 th of (a) 1.50% of the first $250,000,000 of our net assets, (b) 1.25% of our net assets that are greater than $250,000,000 and less than or equal to $500,000,000, and (c) 1.00% of our net assets that are greater than $500,000,000. Pursuant to that agreement, our Manager is also entitled to receive, in certain circumstances, a termination fee and reimbursement of certain expenses as described therein. Such fees and expenses do not have fixed and determinable payments. The Company will not pay our Manager a termination fee in connection with, and our management agreement with our Manager will terminate upon, the internalization of our management.

We enter into repurchase agreements to finance some of our purchases of Agency RMBS. As of June 30, 2009 and December 31, 2008, we had outstanding approximately $699.0 million and $587.5 million, respectively, of liabilities pursuant to repurchase agreements that had weighted-average borrowing rates of approximately 0.51% and 2.44%, respectively, and maturities of between one and 79 days and two and 20 days, respectively. As of June 30, 2009 and December 31, 2008, interest payable on our repurchase agreements was $0.2 million and $1.6 million, respectively. In addition, as of June 30, 2009 we had a $644.3 million payable for securities purchased, a portion of which will be financed through repurchase agreements. Because we measure leverage as total liabilities divided by net assets, the $644.3 million payable for securities purchased is included in our June 30, 2009 leverage ratio of 5.9 to 1. Below is a summary of our payable for securities purchased as of June 30, 2009:

Forward Settling Purchases	Settle Date	Par Value	Payable
FNMA - 15 Year 4.5% Fixed	7/16/2009	$52,429,867	$53,519,426
FNMA - 15 Year 4.5% Fixed	8/18/2009	60,000,000	60,690,025
FNMA - 15 Year 4.5% Fixed	9/17/2009	150,000,000	150,737,575
FNMA - 5X1 4.084% Hybrid ARM	7/22/2009	25,055,082	25,662,851
FNMA - 5X1 3.9% Hybrid ARM	9/23/2009	150,000,000	151,201,250
FNMA - 5X1 4.03% Hybrid ARM	9/23/2009	50,000,000	50,662,201
FNMA - 5X1 4.1% Hybrid ARM	9/23/2009	100,000,000	101,500,556
FNMA - 5X1 4.05% Hybrid ARM	9/24/2009	50,000,000	50,330,572

		$637,484,949	$644,304,456

We enter into interest rate swap contracts as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for the term of the swap contract. At June 30, 2009 and December 31, 2008, we had the following interest rate swap contracts:

As of June 30, 2009

Counterparty	Expiration Date	Pay Rate	Receive Rate	Notional Amount	Fair Value
Deutsche Bank Group	April 2012	1.691%	3-Month LIBOR	$240,000,000	$2,059,581
Deutsche Bank Group	June 2012	2.266%	3-Month LIBOR	200,000,000	(741,401)
The Royal Bank of Scotland plc	July 2012	2.125%	3-Month LIBOR	200,000,000	—

				$640,000,000	$1,318,180

As of December 31, 2008

Counterparty	Expiration Date	Pay Rate	Receive Rate	Notional Amount	Fair Value
JPMorgan, Inc	May 2010	5.164%	3-Month LIBOR	$240,000,000	$(12,503,520)

We enter into certain contracts that contain a variety of indemnification obligations, principally with our Manager, brokers and counterparties to interest rate swap contracts and repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of June 30, 2009 and December 31, 2008.

Off-Balance Sheet Arrangements

As of June 30, 2009 and December 31, 2008, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2009, December 31, 2008, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Liquidity and Capital Resources

We held cash and cash equivalents of $44.6 million and $7.2 million at June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009, our source of funds, excluding our February 2006 private placement, December 2006 and May 2008 private offerings and our June 2009 initial public offering, consisted of net proceeds from securities sold under agreements to repurchase totaling $699.0 million, with a weighted-average borrowing rate of 0.51%, which we used to finance the acquisition of mortgage-related assets. We expect to continue to borrow funds in the form of repurchase agreements. As of June 30, 2009, we had established 19 borrowing arrangements with various investment banking firms and other lenders, seven of which were in use. As of December 31, 2008, our source of funds, excluding our February 2006 private placement, and our December 2006 and May 2008 private offerings, consisted of net proceeds from securities sold under agreements to repurchase totaling $587.5 million, with a weighted-average borrowing rate of 2.44%, which we used to finance the acquisition of mortgage-related assets. As of December 31, 2008, we had established 20 borrowing arrangements with various investment banking firms and other lenders, six of which were in use.

The following tables present certain information regarding our risk exposure on our repurchase agreements as of June 30, 2009 and December 31, 2008:

June 30, 2009

Counterparty	Amount at Risk(1)	Weighted Average Maturity in Days
Bank of America Corp.	$12,450,624	13
Deutsche Bank Securities, Inc.	12,034,409	10
Goldman Sachs Group, Inc.	9,722,711	78
MF Global, Ltd.	7,561,719	66
South Street Securities LLC.	4,687,457	64
Morgan Keegan & Co.	4,336,633	38
Pershing, LLC.	2,434,259	16

Total	$53,227,812

December 31, 2008

Counterparty	Amount at Risk(1)	Weighted Average Maturity in Days
Bank of America Corp.(2)	$13,373,003	10
Deutsche Bank Securities, Inc.	15,064,027	9
Goldman Sachs Group, Inc.	12,893,032	6
MF Global, Ltd.	5,693,697	15
Morgan Keegan & Co.	1,271,593	5
Pershing, LLC.	3,506,859	12

Total	$51,802,211

(1)	Equal to the fair value of securities plus accrued interest income, minus the sum of securities sold under agreement to repurchase liabilities plus accrued interest expense.
(2)	Formerly Merrill Lynch & Co., acquired by Bank of America Corp., effective January 1, 2009.

Our repurchase agreements do not include substantive provisions other than those covenants and other customary provisions contained in the standard master repurchase agreement as published by the Bond Market Association (now the Securities Industry and Financial Markets Association). The repurchase agreements generally require us to transfer additional securities to the counterparty in the event the value of the securities then held by the counterparty in the margin account falls below specified levels and contain events of default in cases where we breach our obligations under the agreement. We receive margin calls from our repurchase agreement counterparties from time to time in the ordinary course of business similar to other entities in the specialty finance business. As of June 30, 2009 and December 31, 2008, we had approximately $157.3 million and $40.7 million, respectively, in Agency RMBS, cash and cash equivalents available to satisfy future margin calls. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future.

An event of default or termination event under the standard master repurchase agreement would give our counterparty the option to terminate all repurchase transactions existing with us and make any amount due by us to the counterparty to be payable immediately.

We have made and intend to continue to make regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common stock. In order to qualify as a REIT and to avoid federal corporate income tax on the income that we distribute to our stockholders, we are required to distribute at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, on an annual basis. This requirement can impact our liquidity and capital resources.

For our short term (one year or less) and long term liquidity, we also rely on the cash flow from operations, primarily monthly principal and interest payments to be received on our Agency RMBS, as well as any primary securities offerings authorized by our board of directors.

Based on our current portfolio, leverage rate and available borrowing arrangements, we believe that our cash flow from operations and the utilization of borrowings will be sufficient to enable us to meet anticipated short term (one year or less) liquidity requirements such as to fund our investment activities, pay fees under our management agreement, fund our distributions to stockholders and for general corporate expenses. However, an increase in prepayment rates substantially above our expectations could cause a temporary liquidity shortfall due to the timing of the necessary margin calls on the financing arrangements and the actual receipt of the cash related to principal paydowns. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to issue debt or additional equity securities or sell Agency RMBS in our portfolio. If required, the sale of Agency RMBS at prices lower than their carrying value would result in losses and reduced income. We believe that we have additional capacity through repurchase agreements to leverage our equity further should the need for additional short term (one year or less) liquidity arise.

Our ability to meet our long term (greater than one year) liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital. We may increase our capital resources by obtaining long term credit facilities or making public or private offerings of equity or debt securities, possibly including classes of preferred stock, common stock, commercial paper, medium-term notes, collateralized debt obligations, or CDOs, collateralized mortgage obligations and senior or subordinated notes. Such financing will depend on market conditions for capital raises and for the investment of any proceeds. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations.

We generally seek to borrow (on a recourse basis) between six and 10 times the amount of our net assets. At June 30, 2009 and December 31, 2008, our total liabilities were $1,345.5 million and $603.6 million, respectively, which represented a leverage ratio of approximately 5.9 to 1 and 6.1 to 1, respectively.

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors based in part on our REIT taxable income as calculated according to the requirements of the Internal Revenue Code; in each case, our activities and balance sheet are measured with reference to fair value without considering inflation.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2009 and December 31, 2008 the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do believe that risk can be quantified from historical experience and seek to actively manage risk, to earn sufficient compensation to justify taking risks and to maintain capital levels consistent with the risks we undertake.

Interest Rate Risk

We are subject to interest rate risk in connection with our investments in Agency RMBS collateralized by ARMs, hybrid ARMs and fixed rate mortgage loans and our related debt obligations, which are generally repurchase agreements of limited duration that are periodically refinanced at current market rates. We seek to mitigate this risk through utilization of derivative contracts, primarily interest rate swap agreements.

Effect on Net Investment Income. We fund our investments in long term Agency RMBS collateralized by ARMs, hybrid ARMs and fixed rate mortgage loans with short term borrowings under repurchase agreements. During periods of rising interest rates, the borrowing costs associated with those Agency RMBS tend to increase while the income earned on such Agency RMBS (during the fixed rate component of such securities) may remain substantially unchanged. This results in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses.

We are a party to the interest rate swap contracts listed below as of June 30, 2009 and December 31, 2008:

As of June 30, 2009

Counterparty	Expiration Date	Pay Rate	Receive Rate	Notional Amount	Fair Value
Deutsche Bank Group	April 2012	1.691%	3-Month LIBOR	$240,000,000	$2,059,581
Deutsche Bank Group	June 2012	2.266%	3-Month LIBOR	200,000,000	(741,401)
The Royal Bank of Scotland plc	July 2012	2.125%	3-Month LIBOR	200,000,000	—

				$640,000,000	$1,318,180

As of December 31, 2008

Counterparty	Expiration Date	Pay Rate	Receive Rate	Notional Amount	Fair Value
JPMorgan, Inc	May 2010	5.164%	3-Month LIBOR	$240,000,000	$(12,503,520)

Hedging techniques are partly based on assumed levels of prepayments of our Agency RMBS. If prepayments are slower or faster than assumed, the life of the Agency RMBS will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions.

We invest in Agency RMBS collateralized by ARMs which are based on mortgages whose coupon rates reset monthly based on the MTA. However, our borrowing costs pursuant to our repurchase agreements are generally based on one month LIBOR, which may change more quickly than the MTA index. Hence, in a rapidly rising interest rate environment, we would expect our net interest margin to decrease, temporarily. In a falling interest rate environment, we would expect our net interest margin to rise. For a discussion of the effects of interest rate changes on our Agency RMBS collateralized by hybrid ARMs and fixed-rate mortgages, see “—Extension Risk.“

Effect on Fair Value. Another component of interest rate risk is the effect changes in interest rates will have on the fair value of our assets. We face the risk that the fair value of our assets will increase or decrease at different rates than that of our liabilities, including our hedging instruments.

We primarily assess our interest rate risk by estimating the duration of our assets and the duration of our liabilities. Duration essentially measures the market price volatility of financial instruments as interest rates change. We generally calculate duration using various third-party financial models and empirical data. Different models and methodologies can produce different duration numbers for the same securities.

Extension Risk. We invest in Agency RMBS collateralized by hybrid ARMs, which have interest rates that are fixed for the first few years of the loan (typically three, five, seven or 10 years) and thereafter reset periodically on the same basis as Agency RMBS collateralized by ARMs. We compute the projected weighted-average life of our Agency RMBS collateralized by hybrid ARMs based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when Agency RMBS collateralized by fixed rate or hybrid ARMs is acquired with borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated weighted-average life of the fixed rate portion of the related Agency RMBS. This strategy is designed to protect us from rising interest rates by fixing our borrowing costs for the duration of the fixed rate period of the collateral underlying the related Agency RMBS.

We have structured our swaps to expire in conjunction with the estimated weighted average life of the fixed period of the mortgages underlying our Agency RMBS portfolio. However, in a rising interest rate environment, the weighted average life of the fixed rate mortgages underlying our Agency RMBS could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed after the term of the hedging instrument while the income earned on the remaining Agency RMBS would remain fixed for a period of time. This situation may also cause the market value of our Agency RMBS to decline, with little or no offsetting gain from the related hedging transactions. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

Interest Rate Cap Risk. Both the ARMs and hybrid ARMs that collateralize our Agency RMBS are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the security’s interest yield may change during any given period. However, our borrowing costs will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, the interest costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our Agency RMBS would effectively be limited by caps. This problem will be magnified to the extent that we acquire Agency RMBS that are collateralized by hybrid ARMs that are not fully indexed. In addition, the underlying mortgages may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on our Agency RMBS than we need in order to pay the interest cost on our related borrowings. These factors could lower our net investment income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

Interest Rate Mismatch Risk. We intend to fund a substantial portion of our acquisitions of Agency RMBS with borrowings that, after the effect of hedging, have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of the Agency RMBS. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our Agency RMBS and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Therefore, our cost of funds would likely rise or fall more quickly than would our earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact our financial condition, cash flows and results of operations. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above.

Our analysis of risks is based on our Manager’s experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results reflected herein.

Prepayment Risk

Prepayments are the full or partial repayment of principal prior to the original contractual maturity of a mortgage loan and typically occur due to refinancing of mortgage loans. Prepayment rates for existing Agency RMBS generally increase when prevailing mortgage interest rates fall. In addition, prepayment rates on Agency RMBS collateralized by ARMs and hybrid ARMs generally increase when the difference between long term and short term interest rates declines or becomes negative. Some ARMs underlying our Agency RMBS may bear initial teaser mortgage interest rates that are lower than their fully-indexed rates, which refers to the applicable index rates plus a margin. In the event that such an ARM is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, the holder of the related Agency RMBS would have held such security while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the expected life of the Agency RMBS. We currently do not own any Agency RMBS collateralized by ARMs with teaser mortgage interest rates. Additionally, we currently own Agency RMBS that were purchased at a premium. The prepayment of such Agency RMBS at a rate faster than anticipated would result in a write-off of any remaining capitalized premium amount.

Effect on Market Value and Net Investment Income

Another component of interest rate risk is the effect changes in interest rates will have on the market value of our assets and our net investment income. We face the risk that the market value of our assets and net investment income will increase or decrease at different rates than that of our liabilities, including our hedging instruments.

We primarily assess our interest rate risk by estimating the duration of our assets and the duration of our liabilities. Duration essentially measures the market price volatility of financial instruments as interest rates change. We generally calculate duration using various financial models and empirical data. Different models and methodologies can produce different duration numbers for the same securities.

The following sensitivity analysis table shows the estimated impact on the market value and net investment income of our interest rate-sensitive investments and repurchase agreement liabilities at June 30, 2009 and December 31, 2008, assuming a static portfolio and that rates instantaneously fall 25, 50 and 75 basis points and rise 25, 50 and 75 basis points.

June 30, 2009

Change in Interest Rates	Projected Change in the Market Value of Our Assets	Projected Change in Our Net Investment Income
- 75 basis points	0.74%	2.96%
- 50 basis points	0.58%	2.12%
- 25 basis points	0.38%	1.41%
No Change	0.00%	0.00%
+ 25 basis points	-0.25%	-3.53%
+ 50 basis points	-0.65%	-7.07%
+ 75 basis points	-1.11%	-10.60%

December 31, 2008

Change in Interest Rates	Projected Change in the Market Value of Our Assets	Projected Change in Our Net Investment Income
- 75 basis points	0.45%	9.15%
- 50 basis points	0.29%	6.29%
- 25 basis points	0.14%	3.25%
No Change	0.00%	0.00%
+ 25 basis points	-0.25%	-3.47%
+ 50 basis points	-0.35%	-7.19%
+ 75 basis points	-0.61%	-11.19%

While the charts above reflect the estimated immediate impact of interest rate increases and decreases on a static portfolio, we rebalance our portfolio from time to time either to take advantage or minimize the impact of changes in interest rates. Additionally, the effects of interest rate changes on our portfolio illustrated in the above chart does not take into account the effect that our hedging instruments, mainly interest rate swaps, would have on the market value of our portfolio, but does take into account the effect that our hedging instruments, mainly interest rate swaps, would have on our net investment income. Generally, our interest rate swaps reset in the quarter following changes in interest rates. It is important to note that the impact of changing interest rates on market value and net investment income can change significantly when interest rates change beyond 75 basis points from current levels. Therefore, the volatility in the market value of our assets could increase significantly when interest rates change beyond 75 basis points. In addition, other factors impact the market value of and net investment income from our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the market value of our assets and our net investment income would likely differ from that shown above, and such difference might be material and adverse to our stockholders.

Risk Management

Our board of directors exercises its oversight of risk management principally through its Risk Management Committee. The Risk Management Committee oversees our senior management’s and our Manager’s risk-related responsibilities, including reviewing management policies and performance against these policies and related benchmarks.

As part of our risk management process, our Manager seeks to actively manage the interest rate, liquidity and prepayment risks associated with our Agency RMBS portfolio. Our Manager seeks to mitigate our interest rate risk exposure by entering into various hedging instruments in order to minimize our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs.

Our Manager seeks to mitigate our liquidity risks by monitoring our liquidity position on a daily basis and maintaining a prudent level of leverage, which we currently consider to be between 6 and 10 times the amount of net assets in our overall portfolio, based on current market conditions and various other factors, including the health of the financial institutions that lend to us under our repurchase agreements and the presence of special liquidity programs provided by domestic and foreign central banks.

Our Manager seeks to mitigate our prepayment risk by investing in Agency RMBS with (i) a variety of prepayment characteristics, (ii) prepayment prohibitions and penalties and (iii) prepayment protections, as well as by balancing Agency RMBS purchased at a premium with Agency RMBS purchased at a discount.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

PART II. Other Information

Item 1.	Legal Proceedings

Our company and our Manager are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our registration statement on Form S-11 filed on April 19, 2007, as amended.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 17, 2009, we closed our initial public offering of our common stock, pursuant to which we sold 10,465,000 shares of our common stock to the public at a public offering price of $11.00 per share. We raised approximately $115.1 million in gross proceeds, resulting in net proceeds to us of approximately $105.8 million, after deducting approximately $8.1 million in underwriting discounts and approximately $1.2 million in other expenses relating to the initial public offering.

All of the 10,465,000 shares were sold pursuant to our registration statement on Form S-11 (File No. 333-142236), which was declared effective by the SEC on June 11, 2009. Our offering pursuant to that registration statement is now complete and has been terminated.

Barclays Capital acted as book running manager of our initial public offering, and JMP Securities LLC, Stifel, Nicolaus & Company, Incorporated and Oppenheimer & Co. acted as co-managers.

As of June 30, 2009, we had used an aggregate of approximately $105.8 million of the net proceeds of our initial public offering to acquire Agency RMBS that are backed by fixed rate mortgages and hybrid ARMs and short-term government securities.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits.

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

Dated: August 5, 2009	BY:	/s/ WILLIAM J. HAYES
William J. Hayes
Chief Financial Office and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith.