Form 10-Q
period 2009-09-30
Cypress Sharpridge Investments, Inc.
filed 2009-10-22
CIK 1396446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2009
Common Stock ($0.01 par value)	18,215,528

PART I     Financial Information

Item 1.	Financial Statements

CYPRESS SHARPRIDGE INVESTMENTS, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2009 (Unaudited)	December 31, 2008*
ASSETS:
Investments in securities, at fair value (cost, $1,626,780,975 and $723,814,995, respectively)	$1,635,893,519	$690,509,973
Cash and cash equivalents	741,907	7,156,140
Receivable for securities sold	3,140,500	885,009
Interest receivable	6,456,355	3,828,586
Prepaid insurance	358,608	65,851
Prepaid and deferred offering costs	638	—

Total assets	1,646,591,527	702,445,559

LIABILITIES:
Securities sold under agreement to repurchase	1,237,057,856	587,485,241
Interest rate swap contracts, at fair value	5,463,182	12,503,520
Payable for securities purchased	145,750,436	—
Distribution payable	6,374,456	—
Accrued interest payable (including accrued interest on securities sold under agreement to repurchase of $193,958 and $1,598,881, respectively)	3,789,225	2,327,208
Related party management fee payable	373,020	220,045
Accrued offering costs	—	510,569
Accrued expenses and other liabilities	396,522	598,127

Total liabilities	1,399,204,697	603,644,710

Contingencies (note 10)
NET ASSETS	$247,386,830	$98,800,849

Net Assets consist of:
Common Stock, $0.01 par value, 500,000,000 shares authorized (18,212,732 and 7,662,706 shares issued and outstanding, respectively)	$182,127	$76,627
Additional paid in capital	309,189,688	201,941,407
Accumulated net realized gain (loss) on investments	(82,922,877)	(68,887,694)
Net unrealized appreciation (depreciation) on investments	3,649,363	(45,808,542)
Undistributed net investment income	17,288,529	11,479,051

NET ASSETS	$247,386,830	$98,800,849

NET ASSET VALUE PER SHARE	$13.58	$12.89

*	Derived from audited financial statements.

See notes to consolidated financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

CONSOLIDATED SCHEDULES OF INVESTMENTS

SEPTEMBER 30, 2009 (UNAUDITED)

INVESTMENTS IN SECURITIES - UNITED STATES OF AMERICA

	Face Amount	Fair Value
Fixed Income Securities - 661.2%(d)
Mortgage Pass-Through Agency RMBS - 658.6%(d)
Fannie Mae Pools - 562.5%(d)
3.314%, due 9/1/2034 (a)(b)	$29,227,202	$30,134,117
3.367%, due 4/1/2036 (a)(b)	41,561,909	42,631,803
3.369%, due 10/1/2036 (a)(b)	34,825,763	35,731,777
3.379%, due 6/1/2036 (a)(b)	33,377,957	34,245,116
3.379%, due 7/1/2036 (a)(b)	35,670,545	36,604,110
3.71%, due 7/1/2039 (b)	9,976,583	10,272,887
3.733%, due 5/1/2034 (a)(b)	7,804,311	8,053,683
3.743%, due 9/1/2039 (a)(b)	35,261,202	36,396,613
3.814%, due 8/1/2037 (a)(b)	25,445,678	26,202,091
3.818%, due 9/1/2039 (a)(b)	35,315,783	36,495,330
3.99%, due 10/1/2039 (a)(b)	53,922,299	55,994,937
4%, due 9/1/2039 (a)(b)	25,020,799	25,959,079
4.035%, due 9/1/2039 (a)(b)	50,487,047	52,407,921
4.084%, due 6/1/2039 (a)(b)	24,945,833	25,903,753
4.095%, due 7/1/2039 (b)	49,966,736	51,899,044
4.096%, due 8/1/2033 (a)(b)	6,687,698	6,943,503
4.1%, due 9/1/2039 (a)(b)	49,958,692	51,964,033
4.11%, due 7/1/2039 (a)(b)	49,386,867	51,319,900
4.485%, due 1/1/2035 (a)(b)	33,360,926	34,279,655
4.5%, due 10/1/2024	75,000,000	77,648,438
4.5%, due 10/1/2024 (a)	50,031,750	51,798,496
4.5%, due 10/1/2024 (a)	50,002,603	51,768,320
4.5%, due 10/1/2024 (a)	35,662,971	36,922,320
4.5%, due 10/1/2024 (a)	14,424,916	14,934,296
4.5%, due 5/1/2024 (a)	17,426,818	18,042,203
4.5%, due 6/1/2024 (a)	34,155,272	35,361,381
4.5%, due 6/1/2024 (a)	21,925,734	22,699,986
4.5%, due 6/1/2024 (a)	27,755,879	28,736,009
4.5%, due 9/1/2024	29,218,589	30,250,371
4.5%, due 9/1/2024 (a)	27,656,317	28,632,931
4.5%, due 9/1/2024 (a)	2,964,601	3,069,288
4.556%, due 4/1/2035 (a)(b)	10,584,025	10,951,159
4.621%, due 3/1/2034 (a)(b)	41,429,895	42,627,478
5.3%, due 3/1/2038 (a)(b)	25,074,200	26,455,240
5.5%, due 9/1/2023 (a)	51,611,291	54,562,811
5.586%, due 11/1/2037 (a)(b)	7,751,477	8,201,838
5.873%, due 8/1/2037 (a)(b)	49,739,289	52,785,820
5.933%, due 11/1/2036 (a)(b)	32,979,285	34,869,153
5.973%, due 12/1/2036 (a)(b)	34,618,621	36,685,353
6%, due 4/1/2038 (a)	26,999,657	28,484,639
6%, due 5/1/2037 (a)	15,629,732	16,459,670
6.113%, due 5/1/2037 (a)(b)	24,632,556	26,141,300

Total Fannie Mae Pools	1,339,479,308	1,391,527,852

CYPRESS SHARPRIDGE INVESTMENTS, INC.

CONSOLIDATED SCHEDULES OF INVESTMENTS - (Continued)

SEPTEMBER 30, 2009 (UNAUDITED)

	Face Amount	Fair Value
Freddie Mac Pools - 96.1%(d)
4.187%, due 4/1/2035 (b)	11,526,053	11,881,740
4.5%, due 7/1/2024	68,520,299	70,902,450
4.795%, due 12/1/2038 (a)(b)	13,218,871	13,865,274
4.981%, due 5/1/2038 (a)(b)	44,872,777	47,381,165
5.5%, due 9/1/2023 (a)	8,067,855	8,534,278
5.785%, due 11/1/2036 (a)(b)	41,033,547	43,269,555
5.956%, due 1/1/2036 (a)(b)	4,527,476	4,738,004
5.99%, due 10/1/2037 (a)(b)	35,055,766	37,202,932

Total Freddie Mac Pools	226,822,644	237,775,398

Total Mortgage Pass-Through Agency RMBS (cost - $1,586,364,446)	1,566,301,952	1,629,303,250

Collateralized Loan Obligation Securities - 2.5%(d)
AMMC CLO V, LTD (c)(e)	2,249,000	472,290
AMMC CLO VII, LTD (c)(e)	3,900,000	78,000
ARES VIR CLO, LTD (c)(e)	3,775,000	755,000
AVENUE CLO V, LTD (c)(e)	2,000,000	20,000
BALLYROCK CLO 2006-2, LTD (c)	4,270,000	640,500
CARLYLE HIGH YIELD PARTNERS VIII, LTD (c)(e)	3,000,000	150,000
EATON VANCE CDO IX, LTD (c)(e)	2,500,000	550,000
FLAGSHIP CLO V, LTD (c)	3,750,000	487,500
PRIMUS CLO I, LTD (c)(e)	2,500,000	725,000
START III CLO, LTD (c)	3,000,000	2,145,000
TRIMARAN CLO VII, LTD (c)	2,000,000	280,000

Total Collateralized Loan Obligation Securities (cost - $27,783,952)	32,944,000	6,303,290

Structured Notes - 0.1%(d)
RESIX 2006-B B9, 6.243%, due 7/15/2038 (b)(c)	1,851,987	74,080
RESIX 2006-B B10, 7.743%, due 7/15/2038 (b)(c)	1,851,987	55,560
RESIX 2006-C B11, 7.493%, due 7/15/2038 (b)(c)	992,197	14,883
RESIX 2007-A B11, 6.743%, due 2/15/2039 (b)(c)	4,427,360	66,410
RESIX 2007-B B11, 8.743%, due 4/15/2039 (b)(c)	3,504,424	76,046

Total Structured Notes (cost - $12,632,577)	12,627,955	286,979

Total Investment in Securities (cost - $1,626,780,975)	$1,611,873,907	$1,635,893,519

	Notional Amount	Fair Value
Unrealized Depreciation on Interest Rate Swap Contracts - (2.2%)(d)
April 2012 Expiration, Pay Rate 1.691%, Receive Rate 3-Month LIBOR	$240,000,000	$(514,090)
June 2012 Expiration, Pay Rate 2.266%, Receive Rate 3-Month LIBOR	200,000,000	(2,852,238)
July 2012 Expiration, Pay Rate 2.125%, Receive Rate 3-Month LIBOR	200,000,000	(2,096,854)

Total Unrealized Depreciation on Interest Rate Swap Contracts (cost, $0)	$640,000,000	$(5,463,182)

Investment in Affiliate -
Sharpridge Capital Management, L.P. (e)(f)		$—

LEGEND

(a)	Securities or a portion of the securities are pledged as collateral for securities sold under agreement to repurchase or interest rate swap contracts.
(b)	The coupon rate shown on floating or adjustable rate securities represents the rate at September 30, 2009.
(c)

Securities exempt from registration under Rule 144A of the Securities Act of 1933. These securities may only be resold in transactions exempt from registration, normally to qualified institutional buyers. At September 30, 2009, the fair value of these securities amounted to $6,590,269 or 2.6% of net assets.

(d)	Percentage of net assets.
(e)	Non-income producing security
(f)	19% non-voting limited partnership interest, no value has been ascribed.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

CONSOLIDATED SCHEDULES OF INVESTMENTS—(Continued)

DECEMBER 31, 2008*

INVESTMENTS IN SECURITIES—UNITED STATES OF AMERICA

	Face Amount	Fair Value
Fixed Income Securities—698.9%(d)
Mortgage Pass-Through Agency RMBS—693.9% (d)
Fannie Mae Pools—514.8% (d)
4.642%, due 5/1/2034 (a)(b)	$8,722,591	$8,785,283
4.728%, due 4/1/2036 (a)(b)	45,224,901	44,942,245
4.728%, due 6/1/2036 (a)(b)	36,267,916	36,041,241
4.73%, due 10/1/2036 (a)(b)	35,820,101	35,596,225
4.741%, due 7/1/2036 (a)(b)	37,262,609	37,029,718
5.5%, due 9/1/2023 (a)	67,676,224	69,960,297
5.586%, due 11/1/2037 (a)(b)	8,189,893	8,394,640
5.89%, due 8/1/2037 (a)(b)	58,501,897	60,220,391
5.951%, due 11/1/2036 (a)(b)	35,303,033	36,340,060
5.965%, due 12/1/2036 (a)(b)	38,847,702	39,982,783
6%, due 4/1/2038 (a)	29,693,115	30,658,142
6%, due 5/1/2037 (a)	17,140,171	17,335,676
6%, due 6/1/2038 (a)	17,097,584	17,653,256
6%, due 6/1/2038 (a)	17,487,049	18,055,378
6%, due 8/1/2038 (a)	17,435,317	18,001,965
6.129%, due 5/1/2037 (a)(b)	28,729,391	29,663,097

Total Fannie Mae Pools	499,399,494	508,660,397

Freddie Mac Pools—179.1% (d)
4.987%, due 5/1/2038 (a)(b)	49,063,191	49,845,136
5.786%, due 11/1/2036 (a)(b)	49,962,585	51,211,650
5.949%, due 1/1/2036 (a)(b)	5,895,792	6,035,818
5.972%, due 10/1/2037 (a)(b)	43,520,267	44,825,875
4.853%, due 12/1/2038 (a)(b)	14,454,086	14,612,178
5.5%, due 9/1/2023	10,036,130	10,374,850

Total Freddie Mac Pools	172,932,051	176,905,507

Total Mortgage Pass-Through Agency RMBS (cost—$681,783,215)	672,331,545	685,565,904

Collateralized Loan Obligation Securities—4.4% (d)
AMMC CLO V, LTD (c)(f)	2,249,000	112,450
AMMC CLO VII, LTD (c)	3,900,000	234,000
ARES VIR CLO, LTD (c)	3,775,000	264,250
AVENUE CLO V, LTD (c)	2,000,000	160,000
BALLYROCK CLO 2006-2, LTD (c)	4,270,000	213,500
CARLYLE HIGH YIELD PARTNERS VIII, LTD (c)	3,000,000	150,000
EATON VANCE CDO IX, LTD (c)	2,500,000	150,000
FLAGSHIP CLO V, LTD (c)	3,750,000	525,000
PRIMUS CLO I, LTD (c)	2,500,000	187,500
START III CLO, LTD (c)	3,000,000	1,980,000
TRIMARAN CLO VII, LTD (c)	2,000,000	340,000

Total Collateralized Loan Obligation Securities (cost—$29,239,555)	32,944,000	4,316,700

CYPRESS SHARPRIDGE INVESTMENTS, INC.

CONSOLIDATED SCHEDULES OF INVESTMENTS—(Continued)

DECEMBER 31, 2008*

	Face Amount	Fair Value
Structured Notes—0.6% (d)
RESIX 2006-B B10, 8.69%, due 7/15/2038 (b)(c)	$1,910,762	$114,646
RESIX 2006-B B9, 7.195%, due 7/15/2038 (b)(c)	1,910,762	133,753
RESIX 2006-C B11, 8.445%, due 7/15/2038 (b)(c)	994,486	39,779
RESIX 2007-A B11, 7.695%, due 2/15/2039 (b)(c)	4,444,139	177,766
RESIX 2007-B B11, 9.695%, due 4/15/2039 (b)(c)	3,524,554	161,425

Total Structured Notes (cost—$12,792,225)	12,784,703	627,369

Total Investments in Securities (cost—$723,814,995)	$718,060,248	$690,509,973

Unrealized Depreciation on Interest Rate Swap Contract—(12.7%) (d) (Notional $240,000,000) May 2010 Expiration, Pay Rate 5.164%, Receive Rate 3-Month LIBOR (cost, $0)		$(12,503,520)

Investment in Affiliate—
Sharpridge Capital Management, L.P. (e)(f)		$—

LEGEND

*	Derived from audited financial statements.
(a)	Securities or a portion of the securities are pledged as collateral for securities sold under agreement to repurchase or interest rate swap contracts.
(b)	The coupon rate shown on floating or adjustable rate securities represents the rate at December 31, 2008.
(c)

Securities exempt from registration under Rule 144A of the Securities Act of 1933. These securities may only be resold in transactions exempt from registration, normally to qualified institutional buyers. At December 31, 2008, the fair value of these securities amounted to $4,944,069, or 5.0% of net assets.

(d)	Percentage of net assets.
(e)	19% non-voting limited partnership interest, no value has been ascribed.
(f)	Non-income producing security.

See notes to consolidated financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
INVESTMENT INCOME—Interest income	$10,709,920	$12,631,559	$29,758,640	$44,977,310

EXPENSES:
Interest	898,891	4,758,157	3,399,458	19,578,363
Management fees	1,049,462	717,807	2,548,230	1,901,498
Related party management compensation	267,515	293,115	800,733	887,067
General, administrative and other	679,449	359,608	1,624,039	1,081,235

Total expenses	2,895,317	6,128,687	8,372,460	23,448,163

Net investment income	7,814,603	6,502,872	21,386,180	21,529,147

GAINS AND (LOSSES) FROM INVESTMENTS:
Net realized gain (loss) on investments	—	1,699,099	1,415,931	(2,518,056)
Net unrealized appreciation (depreciation) on investments	24,410,936	(14,410,024)	42,417,567	(29,076,275)

Net gain (loss) from investments	24,410,936	(12,710,925)	43,833,498	(31,594,331)

GAINS AND (LOSSES) FROM SWAP CONTRACTS:
Net swap interest income (expense)	(2,225,747)	(2,040,760)	(4,646,991)	(5,363,263)
Net gain (loss) on termination of swap contracts	—	—	(10,804,123)	(29,927,526)
Net unrealized appreciation (depreciation) on swap contracts	(6,781,362)	(736,737)	7,040,338	14,829,535

Net gain (loss) from swap contracts	(9,007,109)	(2,777,497)	(8,410,776)	(20,461,254)

NET INCOME (LOSS)	$23,218,430	$(8,985,550)	$56,808,902	$(30,526,438)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$1.28	$(1.19)	$4.86	$(4.35)

Diluted	$1.28	$(1.19)	$4.84	$(4.35)

WEIGHTED AVERAGE COMMON SHARES:
OUTSTANDING
Basic	18,110,134	7,530,300	11,683,639	7,020,598

Diluted	18,180,134	7,530,300	11,726,050	7,020,598

See notes to consolidated financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Net income:
Net investment income	$7,814,603	$21,386,180
Net realized gain (loss) on investment securities	—	1,415,931
Net unrealized appreciation (depreciation) on investments	24,410,936	42,417,567
Net gain (loss) on swap contracts	(9,007,109)	(8,410,776)

Net income	23,218,430	56,808,902

Capital transactions:
Net proceeds from issuance of common shares	716,912	106,553,048
Distributions to shareholders	(6,374,456)	(15,576,702)
Amortization of related party compensation	267,515	800,733

Increase (Decrease) in net assets from capital transactions	(5,390,029)	91,777,079

Total increase in net assets	17,828,401	148,585,981

Net assets:
Beginning of period	229,558,429	98,800,849

End of period	$247,386,830	$247,386,830

See notes to consolidated financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23,218,430	$(8,985,550)	$56,808,902	$(30,526,438)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchase of investment securities	(144,655,737)	(12,620,958)	(1,064,850,265)	(1,910,712,578)
Proceeds from disposition of investment securities	338,600	67,221,597	50,996,236	2,738,863,274
Proceeds from paydowns of investment securities	51,491,499	24,186,182	110,370,327	93,177,200
Amortization of related party compensation	267,515	293,115	800,733	887,067
Amortization of premiums on investment securities	249,924	193,818	542,536	571,636
Accretion of discounts on investment securities	—	(16,561)	—	(55,811)
Net realized (gain) loss on investment securities	—	(1,699,099)	(1,415,931)	2,518,056
Net realized (gain) loss on paydowns	799,801	546,861	1,391,117	1,997,629
Net unrealized (appreciation) depreciation on swap contracts	6,781,362	736,737	(7,040,338)	(14,829,535)
Net unrealized (appreciation) depreciation on investments	(24,410,936)	14,410,024	(42,417,567)	29,076,275
Change in assets and liabilities:
Receivable for securities sold	(793,758)	1,203,881	(2,255,491)	733,863
Interest receivable	(760,800)	571,217	(2,627,769)	7,508,483
Prepaid insurance	268,967	160,833	(292,757)	(307,715)
Payable for securities purchased	(498,554,020)	(186,295,625)	145,750,436	(378,187,031)
Related party management fee payable	62,836	110,666	152,975	155,876
Accrued interest payable	3,241,860	5,342,867	1,462,017	1,531,592
Accrued expenses and other liabilities	115,083	(14,042)	(201,652)	(27,735)

Net cash provided by (used in) operating activities	(582,339,374)	(94,654,037)	(752,826,491)	542,374,108

CASH FLOWS FROM FINANCING ACTIVITIES:
Securities sold under agreement to repurchase	2,126,401,764	2,170,048,702	6,129,826,231	12,736,945,214
Repayments of securities sold under agreement to repurchase	(1,588,348,653)	(2,069,387,887)	(5,480,253,615)	(13,272,389,297)
Net proceeds from issuance of common shares	684,044	—	107,740,965	14,030,887
Return of capital (a)	—	(125)	—	(1,670)
Offering costs paid	(300,410)	(264,774)	(1,699,077)	(1,260,674)
Distributions paid	—	(5,055,498)	(9,202,246)	(13,087,462)

Net cash provided by (used in) financing activities	538,436,745	95,340,418	746,412,258	(535,763,002)

Net increase (decrease) in cash and cash equivalents	(43,902,629)	686,381	(6,414,233)	6,611,106
CASH AND CASH EQUIVALENTS—Beginning of period	44,644,536	6,046,979	7,156,140	122,254

CASH AND CASH EQUIVALENTS—End of period	$741,907	$6,733,360	$741,907	$6,733,360

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Distributions declared, not yet paid	$6,374,456	$—	$—	$—

Interest paid	$912,371	$3,935,359	$8,007,886	$34,940,147

Accrued offering costs	$(32,915)	$—	$1,220,785	$412,441

(a)	Represents cash-in-lieu of fractional shares relating to the May 28, 2008 reverse stock split.

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

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

any. The periodic payments and any realized or unrealized gains or losses are reported under gains and losses from swap contracts in the statement of operations. Swaps involve a risk that interest rates will move contrary to the Company’s expectations, thereby increasing its payment obligation.

The Company adopted Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 946, Clarification of the Scope of Audit and Accounting Guide Investment Companies (“ASC 946”), prior to its deferral in February 2008. Under ASC 946, the Company uses financial reporting for investment companies, and accordingly, its investments and interest rate swap contracts are carried at fair value with changes in fair value included in earnings. Consequently, there is no impact to designating interest rate swaps as cash flow or fair value hedges under the provisions of ASC 815, Accounting for Derivative Instruments and Hedging Activities.

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

Share-Based Compensation

The Company accounts for share-based compensation issued to its independent directors and executive officers and certain officers and employees of its Manager and its sub-advisors and other individuals who provide services to the Company, as designated by its Manager (“Manager Designees”), using the fair value based methodology prescribed by ASC 718 Share-Based Payment (“ASC 718”). Compensation cost related to restricted common stock and common stock options issued to the Manager Designees is initially measured at estimated fair value at the grant date, and is remeasured on subsequent dates to the extent the awards are unvested. Compensation cost related to independent directors is measured at its estimated fair value at the grant date and amortized and expensed over the vesting period. The Company has elected to use the straight line method pursuant to ASC 718 to amortize compensation expense for the restricted common stock and common stock options granted to the Manager Designees.

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

Earnings Per Share

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

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Subsequent Events

The Company evaluated all events or transactions that occurred from September 30, 2009 to October 22, 2009, the date the Company issued these financial statements. During this period the Company did not have any material recognizable or non recognizable subsequent events other than what is disclosed in note 13.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) amended ASC 815, Accounting for Derivative Instruments and Hedging Activities, (“ASC 815”), requiring companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for , and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The Company adopted the amended ASC 815 on January 1, 2009 and expanded the disclosures relating to derivative instruments included in its consolidated financial statements.

On October 10, 2008, the FASB amended ASC 820, Fair Value Measurements (“ASC 820”), in response to the deterioration of the credit markets. The amendment provides guidance clarifying how ASC 820 should be applied when valuing securities in markets that are not active. The guidance provides an illustrative example that applies the objectives and framework of ASC 820, utilizing management’s internal cash flow and discount rate assumptions when relevant observable data does not exist. It further clarifies how observable market information and market quotes should be considered when measuring fair value in an inactive market. It reaffirms the notion of fair value as an exit price as of the measurement date and that fair value analysis is a transactional process and should not be broadly applied to a group of assets. The amendment was effective upon issuance including prior periods for which financial statements have not been issued. The amendment to ASC 820 does not have a material effect on the fair value of the Company’s assets as it intends to continue to hold assets that can be valued using level 1 and level 2 criteria, as defined under ASC 820.

On April 9, 2009 the FASB further amended ASC 820 to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The amendment also includes guidance on identifying circumstances that indicate a transaction is not orderly. The amendment was effective for interim and annual periods ending after June 15, 2009. The amendment does not have a material effect on the fair value of the Company’s assets as it intends to continue to hold assets that can be valued using level 1 and level 2 criteria, as defined under ASC 820.

3. EARNINGS PER SHARE

The Company calculates basic net income (loss) per common share by dividing net income (loss) for the period by the weighted-average shares of its common stock outstanding for the period. Diluted net income (loss) per common share takes into account the effect of dilutive instruments, such as common stock options, unvested restricted common stock and warrants, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average shares of its common stock outstanding. The following table presents a reconciliation of basic and diluted net income (loss) per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic:
Net income (loss)	$23,218,430	$(8,985,550)	$56,808,902	$(30,526,438)

Weighted-average shares outstanding	18,110,134	7,530,300	11,683,639	7,020,598

Basic net income (loss) per share	$1.28	$(1.19)	$4.86	$(4.35)

Diluted:
Net income (loss)	$23,218,430	$(8,985,550)	$56,808,902	$(30,526,438)

Weighted-Average shares outstanding	18,110,134	7,530,300	11,683,639	7,020,598
Plus: Incremental shares from assumed conversion of dilutive instruments	70,000	—	42,411	—

Diluted weighted-average shares outstanding	18,180,134	7,530,300	11,726,050	7,020,598

Diluted net income (loss) per share	$1.28	$(1.19)	$4.84	$(4.35)

4. INVESTMENTS IN SECURITIES AND INTEREST RATE SWAP CONTRACTS

        In September 2006, the FASB issued ASC 820 which defines fair value, provides a consistent framework for measuring fair value under accounting principles generally accepted in the United States, and expands fair value financial statement disclosure requirements. ASC 820 does not require any new fair value measurements. It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s market assumptions. ASC 820 classifies these inputs into the following hierarchy:

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

Effective January 1, 2008, the Company adopted the provisions of ASC 820. The adoption of ASC 820 had no effect on the manner in which the Company measures fair value, but it does require certain additional disclosures about the fair value of securities and derivatives, based on the level of inputs, summarized below:

September 30, 2009
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Agency RMBS	$—	$1,629,303	$—	$1,629,303
CLOs and Structured Notes	—	6,591	—	6,591

Total	$—	$1,635,894	$—	$1,635,894

Liabilities
Interest rate swap contracts	$—	$5,463	$—	$5,463

Total	$—	$5,463	$—	$5,463

December 31, 2008
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Agency RMBS	$—	$685,566	$—	$685,566
CLOs and Structured Notes	—	4,944	—	4,944

Total	$—	$690,510	$—	$690,510

Liabilities
Interest rate swap contracts	$—	$12,504	$—	$12,504

Total	$—	$12,504	$—	$12,504

The Agency RMBS portfolio consisted of Agency RMBS as follows:

September 30, 2009
	Par Amount	Estimated Fair Value	Weighted Average
Security Description			Coupon	Months to Reset(1)	Constant Prepayment Rate(2)
	(in thousands)
Agency RMBS collateralized by hybrid ARMs	$693,218	$725,471	4.7%	47.7	21.5%
Agency RMBS collateralized by short-reset hybrid ARMs (3)	170,593	175,811	4.2	6.1	22.1
Agency RMBS collateralized by monthly reset ARMs	145,436	149,213	3.4	1	13.5
Agency RMBS collateralized by fixed rate mortgages	557,055	578,808	4.7	N/A	12.8

Total Agency RMBS	$1,566,302	$1,629,303

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

December 31, 2008
	Par Amount	Estimated Fair Value	Weighted Average
Security Description			Coupon	Months to Reset(1)	Constant Prepayment Rate(2)
	(in thousands)
Agency RMBS collateralized by hybrid ARMs	$332,468	$341,132	5.7%	42.2	10.6%
Agency RMBS collateralized by short-reset hybrid ARMs (3)	8,723	8,785	4.6	4.0	18.3
Agency RMBS collateralized by monthly reset ARMs	154,575	153,609	4.7	1	5.5
Agency RMBS collateralized by fixed rate mortgages	176,566	182,040	5.8	N/A	6.6

Total Agency RMBS	$672,332	$685,566

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

As of September 30, 2009 and December 31, 2008, the Company’s Agency RMBS were purchased at a net premium to their par value, with a weighted-average amortized cost of $101.3 and $101.4, respectively, due to the average interest rates on these investments being higher than prevailing market rates. As of September 30, 2009 and December 31, 2008, approximately $20.5 million and $10.0 million, respectively, of unamortized premium was included in the cost basis of the investments.

Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of September 30, 2009 and December 31, 2008, the average final contractual maturity of the Company’s Agency RMBS portfolio is in year 2033 and 2035, respectively. Based on current estimates, the Agency RMBS will have an average expected life of less than five years. Interest income on Agency RMBS for the three months ended September 30, 2009 and 2008 and nine months ended September 30, 2009 and 2008 was $10,343,017, $11,071,085, $28,652,129 and $40,042,952, respectively.

In order to mitigate its interest rate exposure, the Company enters into interest rate swap contracts. On April 1, 2009, the Company closed an interest rate swap with a notional amount of $240.0 million. On April 1, 2009, June 24, 2009 and June 30, 2009, the Company opened interest rate swaps with notional amounts of $240.0 million, $200.0 million and $200.0 million, respectively. On March 12, 2008, March 20, 2008 and March 31, 2008, the Company closed interest rate swaps with notional amounts of $160.0 million, $225.0 million and $140.0 million, respectively. As of September 30, 2009 and December 31, 2008, the Company had pledged Agency RMBS with a fair value of $13.8 million and $14.1 million, respectively, as collateral on interest rate swap contracts. Below is a summary of our interest rate swap contracts:

Derivatives not designated as hedging instruments under ASC 815(a)
As of September 30, 2009
Expiration Date	Pay Rate	Receive Rate		Notional Amount	Fair Value	Statement of Assets and Liabilities Location
April 2012	1.691%	3-Month LIBOR	(b)	$240,000,000	$(514,090)	Interest rate swap contracts, at fair value
June 2012	2.266%	3-Month LIBOR	(b)	200,000,000	(2,852,238)	Interest rate swap contracts, at fair value
July 2012	2.125%	3-Month LIBOR	(b)	200,000,000	(2,096,854)	Interest rate swap contracts, at fair value

Derivatives not designated as hedging instruments under ASC 815(a)
As of December 31, 2008
Expiration Date	Pay Rate	Receive Rate		Notional Amount	Fair Value	Statement of Assets and Liabilities Location
May 2010	5.164%	3-Month LIBOR	(b)	$240,000,000	$(12,503,520)	Interest rate swap contracts, at fair value

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging Instruments under ASC 815(a)	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended		Nine Months Ended
		September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Interest rate swap contracts	Net gain (loss) from swap contracts	$(9,007,109)	$(2,777,497)	$(8,410,776)	$(20,461,254)

(a)	See note 2 for additional information on the Company’s purpose for entering into interest rate swaps not designated as hedging instruments.
(b)	London InterBank Offered Rate (“LIBOR”).

Credit Risk

At September 30, 2009 and December 31, 2008, the Company limited its exposure to credit losses on its mortgage assets by purchasing Agency RMBS. The payment of principal and interest on the Agency RMBS are guaranteed by Freddie Mac and Fannie Mae. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the United States government. While it is hoped that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy their guarantees of Agency RMBS.

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

September 30, 2009
Outstanding borrowings	$1,237,058
Interest accrued thereon	$194
Weighted average borrowing rate	0.37%
Weighted average remaining maturity (in days)	27.59
Fair value of the collateral (1)	$1,317,205

December 31, 2008
Outstanding borrowings	$587,485
Interest accrued thereon	$1,599
Weighted average borrowing rate	2.44%
Weighted average remaining maturity (in days)	10.03
Fair value of the collateral (1)	$638,026

(1)	Collateral for borrowings consists of Agency RMBS.

At September 30, 2009, the Company did not have any securities sold under agreement to repurchase where the amount at risk exceeded 10% of net assets. At December 31, 2008, the Company had securities sold under agreement to repurchase where the amount at risk exceeded 10% of net assets with the following counterparties:

December 31, 2008
Counterparty	Amount at Risk(1)	Weighted Average Maturity in Days
Bank of America Corp. (2)	$13,373,003	10
Deutsche Bank Securities, Inc.	15,064,027	9
Goldman Sachs Group, Inc.	12,893,032	6

(1)	Equal to the fair value of securities plus accrued interest income, minus the sum of securities sold under agreement to repurchase liabilities plus accrued interest expense.
(2)	Formerly Merrill Lynch & Co., acquired by Bank of America Corp., effective January 1, 2009.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

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

6. SHARE CAPITAL

The Company authorized 500,000,000 shares of common stock having par value of $0.01 per share. As of September 30, 2009 and December 31, 2008, the Company had issued and outstanding 18,212,732 and 7,662,706 shares of common stock, respectively, and warrants to purchase an additional 78,190 shares of common stock. During the three months ended September 30, 2009, warrants to purchase 148,200 shares were exercised by the cashless option resulting in the issuance of 13,619 shares, and warrants to purchase 62,202 shares have been exercised by cash exercise resulting in the issuance of 62,199 shares. Below is a description of the warrants outstanding at September 30, 2009 and December 31, 2008:

September 30, 2009

Expiration	Additional shares of common stock	Exercise Price
April 30, 2011	78,190	$11.00	(a)

December 31, 2008

Expiration	Additional shares of common stock	Exercise Price
April 30, 2011	288,592	$15.60	(a)

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

The Company is also authorized to issue shares of preferred stock. As of September 30, 2009 and December 31, 2008, no such shares were issued or outstanding.

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

The exercise price for any stock option granted under the 2006 Stock Incentive Plan may not be less than 100% of the fair value of the shares of common stock at the time the common stock option is granted. Each common stock option must terminate no later than ten years from the date it is granted. The 2006 Stock Incentive Plan authorizes a total of 3,333,333 shares that may be used to satisfy awards under the plan. New shares will be issued on the exercise of any option. The Company made its initial grants under the 2006 Stock Incentive Plan on February 10, 2006, December 8, 2006 and December 28, 2006, upon completing a private offering of common stock on each of these dates. Each grant vests over a three-year period. Restricted common stock granted to independent directors on or after January 1, 2007 will vest over a one-year period. The following table summarizes restricted common stock transactions for the three and nine months ended September 30, 2009 and 2008:

Three and nine months ended September 30, 2009	Officers and Employees(1)	Independent Directors	Total
Unvested Shares as of December 31, 2008	81,307	11,155	92,462
Issued	—	5,832	5,832
Vested	(43,140)	(5,319)	(48,459)

Unvested Shares as of June 30, 2009	38,167	11,668	49,835
Issued	—	3,376	3,376
Vested	—	(2,532)	(2,532)

Unvested Shares as of September 30, 2009	38,167	12,512	50,679

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Three and nine months ended September 30 2008	Officers and Employees(1)	Independent Directors	Total
Unvested Shares as of December 31, 2007	162,618	7,334	169,952
Issued	—	4,762	4,762
Vested	(43,140)	(3,222)	(46,362)

Unvested Shares as of June 30, 2008	119,478	8,874	128,352
Issued	—	2,532	2,532
Vested	—	(1,333)	(1,333)

Unvested Shares as of September 30, 2008	119,478	10,073	129,551

(1)	Includes grants to the Company’s executive officers and certain officers and employees of the Manager and its sub-advisors and other individuals who provide services to the Company.

The shares of restricted common stock granted to the Company’s executive officers and certain officers and employees of the Manager and its sub-advisors and other individuals who provide services to the Company and independent directors were valued using the fair value at the time of grant, which was $12.89 and $19.75 for shares granted on January 1, 2009 and 2008, respectively; $14.64 and $14.61 for shares granted on April 1, 2009 and 2008, respectively; and $11.90 and $15.78 for shares granted on July 1, 2009 and 2008, respectively. Pursuant to ASC 718 the Company is required to value any unvested shares of restricted common stock granted to the Company’s executive officers and certain officers and employees of the Manager and its sub-advisors and other individuals who provide services to the Company at the fair value at each reporting period. The Company valued the unvested restricted common stock at $14.20 and $12.89 per share at September 30, 2009 and December 31, 2008, respectively. Unrecognized compensation cost related to unvested restricted common stock granted as of September 30, 2009 and December 31, 2008 was $176,571 and $713,774, respectively.

There were no common stock option transactions for the three and nine months ended September 30, 2009 and 2008. As of September 30, 2009 and December 31, 2008, there were 131,088 options outstanding with a weighted average exercise price of $30.00. Of the 131,088 options outstanding at September 30, 2009, all have vested and therefore were exercisable. Of the 131,088 options outstanding at December 31, 2008, 87,392 had vested and were exercisable. The common stock options are valued using the Black-Scholes model using the following assumptions:

	As of September 30, 2009	As of December 31, 2008
Expected life	6.4 years	7.1 years
Discount rate	2.950%	2.329%
Volatility	23.64%	84.62%
Dividend yield	9.59%	32.44%

The estimated fair value of the common stock options was $0.05 and $2.14 per share at September 30, 2009 and December 31, 2008, respectively. The components of share based compensation expense for each period were as follows:

	Three Months Ended September 30,
	2009	2008
Options granted to CEO	$—	$6,525
Restricted shares granted to officers and employees(1)	223,799	238,806
Restricted shares granted to certain directors	43,716	47,784

Total shared based compensation expense	$267,515	$293,115

	Nine Months Ended September 30,
	2009	2008
Options granted to CEO	$57,278	$(17,743)
Restricted shares granted to officers and employees(1)	612,020	762,559
Restricted shares granted to certain directors	131,435	142,251

Total shared based compensation expense	$800,733	$887,067

(1)	Includes grants to the Company’s executive officers and certain officers and employees of the Manager and its sub-advisors and other individuals who provide services to the Company.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

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

For the three months ended September 30, 2009 and 2008, and nine months ended September 30, 2009 and 2008 the Company incurred $910,041, $416,424, $1,828,014, and $1,259,421 in base management fees, respectively. The Company is required to reimburse the Manager for its pro-rata portion of rent, utilities, legal and investment services, market information systems and research publications and materials which amounted to $139,421, $301,383, $720,216 and $642,077 for the three months ended September 30, 2009 and 2008, and nine months ended September 30, 2009 and 2008, respectively. In addition, the Company recognized share-based compensation expense related to common stock options and restricted common stock granted to the Company’s executive officers and certain officers and employees of the Manager and its sub-advisors and other individuals who provide services to the Company which is included in related party management compensation on the consolidated statement of operations and described in note 7.

Sharpridge TRS, Inc. has a 19% non-voting limited partnership interest in the Company’s sub-advisor, Sharpridge Capital Management, L.P., which is accounted for at fair value. No value was ascribed to this investment at September 30, 2009 or December 31, 2008.

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

Upon filing the December 31, 2008 tax return, the tax character of the $1.32 of distributions declared to shareholders during 2008 was determined to be $1.11 as ordinary income and $0.21 as return of capital.

10. CONTINGENCIES

The Company enters into certain contracts that contain a variety of indemnifications, principally with the Manager and brokers. The maximum potential amount of future payment the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2009 and December 31, 2008.

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

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

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

The Company’s principal trading activities are primarily with brokers and other financial institutions located in North America. All securities transactions of the Company are cleared by multiple major securities firms pursuant to customer agreements. At September 30, 2009 and December 31, 2008, substantially all the investments in securities, and receivable for securities sold are positions with and amounts due from these brokers. The Company had substantially all of its individual counterparty concentrations with these brokers and their affiliates.

12. FINANCIAL HIGHLIGHTS

In accordance with financial reporting requirements applicable to investment companies, the Company has included below certain financial highlight information for the three and nine months ended September 30, 2009 and 2008.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	Per Share
	Three months ended September 30,				Nine months ended September 30,
	2009		2008		2009		2008
Net asset value, beginning of period	$12.66		$15.78		$12.89		$19.75
Net income:
Net investment income	0.43	(a)	0.85	(a)	1.89	(a)	3.00	(a)
Net gain (loss) from investments and swap contracts	0.85	(a)	(2.02	) (a)	3.13	(a)	(7.25	) (a)

Net income	1.28		(1.17)		5.02		(4.25)
Capital transactions:
Distributions to shareholders	(0.35)		(0.45)		(1.55)		(1.11)
Tax return of capital to shareholders	—		(0.21)		—		(0.21)
Issuance of common shares and amortization of restricted shares	(0.01	) (a)	0.03	(a)	(2.78	) (a)	(0.20	) (a)

Net decrease in net asset value from capital transactions	(0.36)		(0.63)		(4.33)		(1.52)

Net asset value, end of period	$13.58		$13.98		$13.58		$13.98

Total return (%)	10.03	% (b)	(7.22	)% (b)	17.38	% (b)	(22.53	)% (b)
Ratios to Average Net Assets
Expenses before interest expense	3.31	% (c)	4.78	% (c)	4.27	% (c)	4.49	% (c)
Expenses	4.80	% (c)	21.39	% (c)	7.19	% (c)	27.21	% (c)
Net investment income	12.97	% (c)	22.70	% (c)	18.36	% (c)	24.99	% (c)
Supplemental Data
Net assets, end of period (000)	$247,387		$107,061		$247,387		$107,061
Market price per share, end of period	$14.20		NA		$14.20		NA
Portfolio turnover rate (%)	3%		1%		15%		156%

(a)

Calculated based on average shares outstanding during the period. Average shares outstanding include vested and unvested restricted shares and differs from weighted average shares outstanding used in calculating earnings per share (see note 3).

(b)	Calculated based on net asset value per share. Not computed on an annualized basis.
(c)	Computed on an annualized basis.
(d)	Prior to the Company’s initial public offering which closed on June 17, 2009, there was no publicly traded market for the Company’s stock.

13. SUBSEQUENT EVENTS

On October 1, 2009, an aggregate of 2,796 shares of restricted common stock were granted to the independent directors as a portion of their compensation for serving on the Company’s board of directors.

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

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors could cause actual results to vary from our forward-looking statements: changes in interest rates and the market value of our Agency RMBS; changes in the prepayment rates on the mortgage loans underlying our Agency RMBS; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including those described in our registration statement on Form S-11 filed on April 19, 2007, as amended, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We have elected to be taxed as a REIT and have complied, and intend to continue to comply, with the provisions of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) with respect thereto. Accordingly, we do not expect to be subject to federal income tax on our REIT taxable income that we currently distribute to our stockholders if certain asset, income and ownership tests and recordkeeping requirements are fulfilled. Even if we maintain our qualification as a REIT, we may be subject to some federal, state and local taxes on our income. For example, Sharpridge TRS, Inc. is taxed as regular subchapter C corporation under the provisions of the Internal Revenue Code. For the quarter ended September 30, 2009, Sharpridge TRS, Inc. owned a 19% non-voting limited partnership interest in one of our sub-advisors, Sharpridge Capital Management, L.P., but had no taxable income.

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

Trends and Recent Market Impacts

The following trends and recent market impacts may also affect our business:

Interest Rate Environment and Liquidity

Recent actions by the U.S. Federal Reserve and the U.S. Treasury appear to have stabilized the investing and financing environment for Agency RMBS. The liquidity facilities created by the U.S. Federal Reserve during 2007 and 2008 and its lowering of the Federal Funds Target Rate to 0 – 0.25%, along with the reduction of the 30-day LIBOR to 0.24563% as of September 30, 2009, have lowered our financing costs (which most closely correlates with the 30-day LIBOR) and stabilized the availability of repurchase agreement financing. The following table shows 30-day LIBOR and the U.S. Federal Funds Target Rate at the end of each of the prior seven fiscal quarters:

Date	30-Day LIBOR	Federal Funds Target Rate
September 30, 2009	0.246%	0.25%
June 30, 2009	0.309%	0.25%
March 31, 2009	0.500%	0.25%
December 31, 2008	0.436%	0.25%
September 30, 2008	3.926%	2.00%
June 30, 2008	2.463%	2.00%
March 31, 2008	2.703%	2.25%

Source: Bloomberg

Actions taken by the Federal Housing Finance Agency (“FHFA”) to place Fannie Mae and Freddie Mac under conservatorship and the U.S. Federal Reserve’s purchase of Agency RMBS have likewise stabilized the market for our assets. Despite the fall in short term interest rates, yields on U.S. Treasury securities have risen with the yield on five-year U.S. Treasury notes rising by 81 basis points during the nine months ended September 30, 2009. Despite this rise in yields on U.S. Treasury securities, the market prices of Agency RMBS have risen. We believe this is an unusual circumstance and reflective of the stabilization of the Agency RMBS market. The following table is illustrative of this situation by comparing market levels for two benchmark securities, the yield on five-year U.S. Treasury Notes and the price of 15-year Fannie Mae 4.5% Agency RMBS:

Date	Five-Year US Treasury Note	Market Price of Fannie Mae 4.5% 15-Year Agency RMBS
September 30, 2009	2.31%	$103.547
June 30, 2009	2.56%	$102.00
March 31, 2009	1.66%	$103.00
December 31, 2008	1.55%	$102.375
September 30, 2008	2.98%	$97.20
June 30, 2008	3.33%	$96.75
March 31, 2008	2.44%	$99.75

Source: Bloomberg

Yields on three-year interest rate swaps, our current hedging vehicle, were relatively stable over the nine months ended September 30, 2009 rising by 12 basis points. Yields on mortgage securities have also risen during the same period. The yield on a par-priced Fannie Mae Agency RMBS backed by 30-year mortgage loans rose by 35 basis points over the nine months ended September 30, 2009. Our financing costs have fallen as financing rates have roughly tracked the interest rate cuts adopted by the U.S. Federal Reserve, which has consequently improved the net interest margin on our portfolio.

We believe the difficulties of the past two years in the residential housing and mortgage markets in the United States appear to have been somewhat alleviated in the Agency RMBS markets. However, a variety of difficulties and economic conditions including loan defaults, credit losses and decreased liquidity continue to affect the non-Agency RMBS market.

In response to credit market disruptions during the past two years, the U.S. Government has taken a number of actions to stimulate the credit markets and the economy. For example, on October 3, 2008, the U.S. Congress enacted the Emergency Economic Stabilization Act (“EESA”.) The EESA provided for the establishment of the Troubled Asset Relief Program (“TARP”) to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the Secretary of the U.S. Treasury, after consultation with the Chairman of the Board of Governors of the U.S. Federal Reserve, determines the purchase of which is necessary to promote financial market stability, upon transmittal of such determination in writing, to the appropriate committees of the U.S. Congress. The EESA also provides for a program that would allow companies to insure their troubled assets. Unless extended, the TARP will expire on December 31, 2009.

In addition, the U.S. Federal Reserve has announced that it has initiated a program to purchase $200 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $1.25 trillion in Agency RMBS issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. The U.S. Federal Reserve stated that its actions are intended to reduce the cost and increase the availability of credit for the purchase of houses, which in turn was expected to support housing markets and foster improved conditions in financial markets more generally. The purchases of direct obligations began during the first week of December 2008 and the purchases of Agency RMBS began on January 5, 2009. The size and timing of the U.S. Government’s Agency RMBS purchase program is subject to the discretion of the Secretary of the U.S. Treasury, who has indicated that the purchases will be completed by the end of the first quarter of 2010. The impact of these events on the financial and credit markets remains uncertain; however, the U.S. Federal Reserve’s program to purchase Agency RMBS could cause an increase in the prices of Agency RMBS, which would increase our book value but make purchases of Agency RMBS more expensive in the future.

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

Yield Curve

During the first nine months of 2009, LIBOR and the U.S. Federal Funds Target Rate fell while yields on longer dated Treasury and other securities rose resulting in a steepening yield curve. During this period , the 30-day LIBOR fell by approximately 19 basis points to a historic low of 0.25% at September 30, 2009, while the yield on three-year U.S. Treasury notes increased by approximately 46 basis points and the yield on 10-year U.S. Treasury notes increased by approximately 109 basis points. Our Agency RMBS backed by hybrid ARMs pay a fixed interest rate for a set period and then convert to a floating rate payment structure. Our Agency RMBS backed by fixed rate mortgage loans pays a fixed rate for a term of either 15 or 30 years. The market prices of these securities correlate more closely with the longer end of the yield curve. As a result, with the yield curve remaining steep, these securities continue to produce high yields relative to our financing costs. For our Agency RMBS portfolio, an increase in short term interest rates would increase our financing rates and, therefore, reduce our net interest margin.

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

Impacts on Us

Our business has been impacted by the recent market trends discussed above. During the third quarter of 2009, we generally experienced an increase in the fair value of the securities in our portfolio; the average market price of our Agency RMBS increased to

$104.02 at September 30, 2009 compared to $102.83 at June 30, 2009. Our interest rate spread net of hedge, which we calculate by subtracting our average cost of funds and hedge from our average yield on the Agency RMBS in our portfolio, decreased during the third quarter of 2009. Our interest rate spread net of hedge was 2.67% for the three months ended September, 2009 compared to 3.88% for the three months ended June 30, 2009, reflecting a full quarter’s impact of new interest rate swaps which were entered into in June of 2009. We currently hold interest rate swaps with an aggregate notional amount of $640.0 million and a weighted average rate of approximately 2.0%. There was relatively little change to our leverage ratio during the third quarter of 2009. Our leverage ratio at September 30, 2009 was 5.7 to 1 compared to 5.9 to 1 at June 30, 2009. In light of the recent trends in LIBOR and the overall interest rate environment, we have been experiencing some depreciation in the value of our interest rate swaps.

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

Financial Condition

As of September 30, 2009 and December 31, 2008, the Agency RMBS in our portfolio were purchased at a net premium to their par value, with a weighted-average amortized cost of $101.3 and $101.4, respectively, due to the average interest rates on these investments being higher than prevailing market rates. As of September 30, 2009 and December 31, 2008, we had approximately $20.5 million and $10.0 million, respectively, of unamortized premium included in the cost basis of our investments.

Our Agency RMBS portfolio consisted of the following:

September 30, 2009
	Par Amount	Estimated Fair Value	Weighted Average
Security Description			Coupon	Months to Reset(1)	Constant Prepayment Rate(2)
	(in thousands)
Agency RMBS collateralized by hybrid ARMs	$693,218	$725,471	4.7%	47.7	21.5%
Agency RMBS collateralized by short-reset hybrid ARMs (3)	170,593	175,811	4.2	6.1	22.1
Agency RMBS collateralized by monthly reset ARMs	145,436	149,213	3.4	1	13.5
Agency RMBS collateralized by fixed rate mortgages	557,055	578,808	4.7	N/A	12.8

Total Agency RMBS	$1,566,302	$1,629,303

December 31, 2008
	Par Amount	Estimated Fair Value	Weighted Average
Security Description			Coupon	Months to Reset(1)	Constant Prepayment Rate(2)
	(in thousands)
Agency RMBS collateralized by hybrid ARMs	$332,468	$341,132	5.7%	42.2	10.6%
Agency RMBS collateralized by short-reset hybrid ARMs (3)	8,723	8,785	4.6	4.0	18.3
Agency RMBS collateralized by monthly reset ARMs	154,575	153,609	4.7	1	5.5
Agency RMBS collateralized by fixed rate mortgages	176,566	182,040	5.8	N/A	6.6

Total Agency RMBS	$672,332	$685,566

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

Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of September 30, 2009 and December 31, 2008, the average final contractual maturity of the mortgage portfolio is in year 2033 and 2035, respectively.

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

At September 30, 2009, we were a party to three interest rate swaps with maturities between April 2012 and July 2012 with an aggregate notional amount of $640.0 million and a fair value of approximately $(5.5) million. At December 31, 2008, we were a party to one interest rate swap with a maturity of May 2010 with an aggregate notional amount of $240.0 million and a fair value of approximately $(12.5) million.

Liabilities

We have entered into repurchase agreements to finance some of our purchases of Agency RMBS. These agreements are secured by our Agency RMBS and bear interest at rates that have historically moved in close relationship to LIBOR. At September 30, 2009, we had approximately $1,237.1 million of liabilities pursuant to repurchase agreements with seven counterparties that had weighted-average interest rates of approximately 0.37%, and maturities of between eight and 70 days. In addition, as of September 30, 2009 we had approximately $145.8 million in payables for securities purchased, a portion of which will be financed through repurchase agreements. Because we measure leverage as total liabilities divided by net assets, the approximately $145.8 million payable for securities purchased is included in our September 30, 2009 leverage ratio of 5.7 to 1. Below is a summary of our payable for securities purchased as of September 30, 2009:

Forward Settling Purchases	Settle Date	Par Value	Payable
FHLMC—15 Year 4.5% Fixed	10/19/2009	$68,520,299	$69,573,849
FNMA—15 Year 4.5% Fixed	10/19/2009	75,000,000	76,176,587

		$143,520,299	$145,750,436

Summary Financial Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Investment income—Interest income
Interest Income—Agency RMBS	$10,343,017	$11,071,085	$28,652,129	$40,042,952
Interest Income—CLOs, Structured Notes & Cash Equivalents	366,903	1,560,474	1,106,511	4,934,358

Total interest income	10,709,920	12,631,559	29,758,640	44,977,310
EXPENSES:
Interest expense	898,891	4,758,157	3,399,458	19,578,363
Non-Investment expenses	1,996,426	1,370,530	4,973,002	3,869,800

Total expenses	2,895,317	6,128,687	8,372,460	23,448,163

Net investment income	7,814,603	6,502,872	21,386,180	21,529,147
Net gain (loss) from investments	24,410,936	(12,710,925)	43,833,498	(31,594,331)

GAINS AND (LOSSES) FROM SWAP CONTRACTS:
Net swap interest income (expense)	(2,225,747)	(2,040,760)	(4,646,991)	(5,363,263)
Net gain (loss) on termination of swap contracts	—	—	(10,804,123)	(29,927,526)
Net unrealized appreciation (depreciation) on swap contracts	(6,781,362)	(736,737)	7,040,338	14,829,535

Net gain (loss) from swap contracts	(9,007,109)	(2,777,497)	(8,410,776)	(20,461,254)

NET INCOME	$23,218,430	$(8,985,550)	$56,808,902	$(30,526,438)

Net income (loss) per common share (diluted)	$1.28	$(1.19)	$4.84	$(4.35)
Distributions per common share	$0.35	$0.66	$1.55	$1.32

Key Portfolio Statistics*
Average Agency RMBS (1)	$958,108,753	$838,553,881	$823,968,228	$965,617,449
Average securities sold under agreement to repurchase	771,241,276	738,383,935	696,715,933	860,010,179
Average net assets	239,130,371	113,672,259	155,751,387	115,090,390
Average yield on Agency RMBS (2)	4.28%	5.24%	4.65%	5.52%
Average cost of funds & hedge (3)	1.61%	3.65%	1.54%	3.86%
Interest rate spread net of hedge (4)	2.67%	1.59%	3.11%	1.66%
Leverage ratio (at period end) (5)	5.7:1	7.7:1	5.7:1	7.7:1

(1)	Our average Agency RMBS for the period was calculated by averaging the cost basis of our settled Agency RMBS during the period.
(2)	Our average yield on Agency RMBS for the period was calculated by dividing our interest income from Agency RMBS by our average Agency RMBS.
(3)

Our average cost of funds and hedge for the period was calculated by dividing our total interest expense, including our net swap interest income (expense), by our average securities sold under agreement to repurchase.

(4)	Our interest rate spread net of hedge for the period was calculated by subtracting our average cost of funds from our average yield on Agency RMBS.
(5)	Our leverage ratio was calculated by dividing total liabilities by net assets.
*	All percentages are annualized.

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

We adopted Accounting Standards Codification (“ASC”) 946, Clarification of the Scope of Audit and Accounting Guide Investment Companies (“ASC 946”), prior to its deferral in February 2008, while most, if not all, other public companies that invest only in Agency RMBS have not adopted ASC 946. Under ASC 946, we use the financial reporting specified for investment companies, and accordingly, our investments are carried at fair value with changes in fair value included in earnings. Most other public companies that invest only in Agency RMBS include most changes in the fair value of their investments within shareholders’ equity, not in earnings. As a result, investors are not able to readily compare our results of operations to those of most of our competitors. We believe that the presentation of our Core Earnings is useful to investors because it provides a means of comparing our Core Earnings to those of our competitors. In addition, because Core Earnings isolates the net swap interest income (expense) it provides investors with an additional metric to identify trends in our portfolio as they relate to the interest rate environment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Non-GAAP Reconciliation:
NET INCOME	$23,218,430	$(8,985,550)	$56,808,902	$(30,526,438)
Net gain (loss) from investments	(24,410,936)	12,710,925	(43,833,498)	31,594,331
Net (gain) loss on termination of swap contracts	—	—	10,804,123	29,927,526
Net unrealized appreciation (depreciation) on swap contracts	6,781,362	736,737	(7,040,338)	(14,829,535)

Core Earnings	$5,588,856	$4,462,112	$16,739,189	$16,165,884

Results of Operations

Three Months Ended September 30, 2009 and 2008

Net Income. Net income increased by $32.2 million to $23.2 million for the three months ended September 30, 2009 compared to a $9.0 million loss for the three months ended September 30, 2008. The individual components of this increase are detailed below.

Net Investment Income. Net investment income increased by $1.3 million to $7.8 million for the three months ended September 30, 2009 as compared to $6.5 million for the three months ended September 30, 2008. Net investment income consists of interest income less interest expense and non-investment expenses. The increase was mainly due to the increase in our average Agency RMBS portfolio and an increased interest rate spread. While there has been a significant reduction in our borrowing costs, the average yield on Agency RMBS has also decreased, which has impacted our interest rate spread. During the three months ended September 30, 2009 and 2008, our average Agency RMBS portfolio was $958.1 million and $838.5 million, respectively, resulting in an average yield on Agency RMBS of approximately 4.28% and 5.24%, respectively. Our average cost of funds net of hedge was approximately 1.61% and 3.65%, respectively, resulting in interest rate spread of approximately 2.67% and 1.59%, respectively.

Interest Income. Interest income, which consists of interest income on Agency RMBS, subordinated tranches of CLOs and short term investments and other debt securities, decreased by $1.9 million to $10.7 million for the three months ended September 30, 2009 as compared to $12.6 million for the three months ended September 30, 2008. The change in interest income is primarily related to the decrease in the average yield on Agency RMBS as discussed above and the interest accrued on our CLOs and structured notes. During the three months ended September 30, 2009 and 2008, our interest accrued on CLOs, structured notes and cash equivalents was $0.4 million and $1.6 million, respectively.

Interest Expense & Net swap interest income (expense). Interest expense net of swap interest income (expense), decreased by $3.7 million to $3.1 million for the three months ended September 30, 2009 as compared to $6.8 million for the three months ended September 30, 2008, primarily due to the decreased borrowing costs discussed above.

Non-Investment Expenses. Non-investment expenses consist of management fees payable to our Manager in accordance with our management agreement, amortization related to restricted stock and stock options granted to our executive officers, certain officers and employees of our Manager and its sub-advisors and other individuals who provide services to us, as designated by our Manager, and our independent directors, directors’ fees and insurance premium expenses for directors and officers insurance and other general and administrative expenses, including legal and accounting fees. For the three months ended September 30, 2009, non-investment expenses increased by $0.6 million to $2.0 million compared to $1.4 million for the three months ended September 30, 2008. This increase was primarily the result of an increase in management fees which were $1.1 million and $0.7 million for the three months ended September 30, 2009 and 2008 respectively, an increase in certain other asset-based expenses and higher insurance and legal expenses. As an annualized percentage of net assets, our expense ratio for the three months ended September 30, 2009 and 2008 was 3.31% and 4.78%, respectively. The decrease in expense ratio is due to the average net assets increasing during the period to $239.1 million for the three months ended September 30, 2009 compared to $113.7 million for the three months ended September 30, 2008.

Net Gain (Loss) From Investments. Net gain from investments increased by $37.1 million to $24.4 million for the three months ended September 30, 2009, as compared to a loss of $12.7 million for the three months ended September 30, 2008. The change was primarily due to the change in unrealized appreciation (depreciation) on investments of $24.4 million for the three months ended September 30, 2009 compared to $(14.4) million for the three months ended September 30, 2008.

Net Gain (Loss) From Swap Contracts Excluding Net Swap Interest Income (Expense). Net loss from swap contracts excluding net swap interest income (expense) increased by $6.0 million to a loss of $6.8 million for the three months ended September 30, 2009, as compared to a loss of $0.7 million for the three months ended September 30, 2008. The change was primarily due to (i) an increase in the size of our interest rate swap portfolio, which had an aggregate notional amount of $640.0 million and $365.0 million as of September 30, 2009 and 2008, respectively; and (ii) during the three months ended September 30, 2009 and 2008, three year swap rates decreased by 24 basis points and 23 basis points, respectively.

Nine Months Ended September 30, 2009 and 2008

Net Income. Net income increased $87.3 million to $56.8 million for the nine months ended September 30, 2009 compared to a loss of $30.5 million for the nine months ended September 30, 2008. The individual components of this increase are detailed below.

Net Investment Income. Net investment income was $21.4 million for the nine months ended September 30, 2009 compared to $21.5 million for the nine months ended September 30, 2008. Although there was generally no overall change, there were significant differences in the interest income and interest expense for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Net investment income consists of interest income less interest expense and non-investment expenses.

Interest Income. Interest income, which consists of interest income on Agency RMBS, subordinated tranches of CLOs and short term investments and other debt securities, decreased by $15.3 million to $29.7 million for the nine months ended September 30, 2009 as compared to $45.0 million for the nine months ended September 30, 2008. The change in interest income is primarily related to the decreased average yield on Agency RMBS and decrease in our leverage ratio. During the nine months ended September 30, 2009 and 2008 our average yield on Agency RMBS was 4.65% and 5.52%, respectively, and our leverage ratio at September 30, 2009 and 2008 was 5.7 to 1 and 7.7 to 1, respectively.

Interest Expense & Net swap interest income (expense). Interest expense net of swap interest income (expense), decreased by $16.9 million to $8.0 million for the nine months ended September 30, 2009 as compared to $24.9 million for the nine months ended September 30, 2008, primarily due to the decrease in borrowing costs and to a decrease in average borrowings. For the nine months ended September 30, 2009 and 2008, our average cost of funds and hedge was 1.54% and 3.86%, respectively and average securities sold under agreement to repurchase were $696.7 million at September 30, 2009 compared to $860.0 million at September 30, 2008.

Non-Investment Expenses. Non-investment expenses consist of management fees payable to our Manager in accordance with our management agreement, amortization related to restricted stock and stock options granted to our executive officers, certain officers and employees of our Manager and its sub-advisors and other individuals who provide services to us, as designated by our Manager, and our independent directors, directors’ fees and insurance premium expenses for directors and officers insurance and other general and administrative expenses, including legal and accounting fees. For the nine months ended September 30, 2009, non-investment expenses increased by $1.1 million to $5.0 million compared to $3.9 million for the nine months ended September 30, 2008. Management fees increased by $0.6 million to $2.5 million for the nine months ended September 30, 2009 compared to $1.9 million for the nine months ended September 30, 2008 which was the result of a larger asset base. Average net assets were $155.8 million and $115.1 million at September 30, 2009 and 2008, respectively. Other significant components of the expense increase was insurance expense which was higher by $0.3 million and legal and audit expenses, which were higher by approximately $0.3 million.

Net Gain (Loss) From Investments. Net gain (loss) from investments increased by $75.4 million to $43.8 million for the nine months ended September 30, 2009, as compared to $(31.6) million for the nine months ended September 30, 2008. The change was primarily due to the change in unrealized appreciation (depreciation) on investments of $42.4 million for the nine months ended September 30, 2009 compared to $(29.0) million for the nine months ended September 30, 2008.

Net Gain (Loss) From Swap Contracts Excluding Net Swap Interest Income (Expense). Net gain (loss) from swap contracts excluding net swap interest income (expense) increased by $11.3 million to $(3.8) million for the nine months ended September 30, 2009, as compared to $(15.1) million for the nine months ended September 30, 2008. The change was primarily due to the net loss on termination of swap contracts of $10.8 million for the nine months ended September 30, 2009 compared to a loss of $29.9 million for the nine months ended September 30, 2008 and a decrease in net unrealized appreciation (depreciation) of $7.8 million to $7.0 million for the nine months ended September 30, 2009 compared to $14.8 million for the nine months ended September 30, 2008 . During the nine months ended September 30, 2009 and 2008, three year swap rates increased by 13 basis points and decreased by 24 basis points, respectively.

Contractual Obligations and Commitments

The base management fee under our management agreement is payable monthly in arrears in an amount equal to  1/12th of (a) 1.50% of the first $250,000,000 of our net assets, (b) 1.25% of our net assets that are greater than $250,000,000 and less than or equal to $500,000,000, and (c) 1.00% of our net assets that are greater than $500,000,000. Pursuant to that agreement, our Manager is also entitled to receive, in certain circumstances, a termination fee and reimbursement of certain expenses as described therein. Such fees and expenses do not have fixed and determinable payments. The Company will not pay our Manager a termination fee in connection with, and our management agreement with our Manager will terminate upon, the internalization of our management.

We enter into repurchase agreements to finance some of our purchases of Agency RMBS. As of September 30, 2009 and December 31, 2008, we had outstanding approximately $1,237.1 million and $587.5 million, respectively, of liabilities pursuant to repurchase agreements that had weighted-average borrowing rates of approximately 0.37% and 2.44%, respectively, and maturities of between eight and 70 days and two and 20 days, respectively. As of September 30, 2009 and December 31, 2008, interest payable on our repurchase agreements was $0.2 million and $1.6 million, respectively.

We enter into interest rate swap contracts as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for the term of the swap contract. At September 30, 2009 and December 31, 2008, we had the following interest rate swap contracts:

As of September 30, 2009
Counterparty	Expiration Date	Pay Rate	Receive Rate	Notional Amount	Fair Value
Deutsche Bank Group	April 2012	1.691%	3-Month LIBOR	$240,000,000	$(514,090)
Deutsche Bank Group	June 2012	2.266%	3-Month LIBOR	200,000,000	(2,852,238)
The Royal Bank of Scotland plc	July 2012	2.125%	3-Month LIBOR	200,000,000	(2,096,854)

				$640,000,000	$(5,463,182)

As of December 31, 2008
Counterparty	Expiration Date	Pay Rate	Receive Rate	Notional Amount	Fair Value
JPMorgan, Inc.	May 2010	5.164%	3-Month LIBOR	$240,000,000	$(12,503,520)

We enter into certain contracts that contain a variety of indemnification obligations, principally with our Manager, brokers and counterparties to interest rate swap contracts and repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of September 30, 2009 and December 31, 2008. In addition, as of September 30, 2009 we had a $145.8 million payable for securities purchased, a portion of which will be financed through repurchase agreements. Because we measure leverage as total liabilities divided by net assets, the $145.8 million payable for securities purchased is included in our September 30, 2009 leverage ratio of 5.7 to 1. Below is a summary of our payable for securities purchased as of September 30, 2009:

Forward Settling Purchases
As-of September 30, 2009	Settle Date	Par
FHLMC — 15 Year 4.5% Fixed	10/19/2009	$68,520,299
FNMA — 15 Year 4.5% Fixed	10/19/2009	75,000,000

		$143,520,299

Off-Balance Sheet Arrangements

As of September 30, 2009 and December 31, 2008, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2009 and December 31, 2008, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Liquidity and Capital Resources

We held cash and cash equivalents of $0.7 million and $7.2 million at September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009, our source of funds, excluding our February 2006 private placement, December 2006 and May 2008 private offerings and our June 2009 initial public offering, consisted of net proceeds from securities sold under agreements to repurchase totaling $1,237.1 million, with a weighted-average borrowing rate of 0.37%, which we used to finance the acquisition of mortgage-related assets. We expect to continue to borrow funds in the form of repurchase agreements. As of September 30, 2009, we had established 24 borrowing arrangements with various investment banking firms and other lenders, 15 of which were in use. As of December 31, 2008, our source of funds, excluding our February 2006 private placement, and our December 2006 and May 2008 private offerings, consisted of net proceeds from securities sold under agreements to repurchase totaling $587.5 million, with a weighted-average borrowing rate of 2.44%, which we used to finance the acquisition of mortgage-related assets. As of December 31, 2008, we had established 20 borrowing arrangements with various investment banking firms and other lenders, six of which were in use.

The following tables present certain information regarding our risk exposure on our repurchase agreements as of September 30, 2009 and December 31, 2008:

September 30, 2009

Counterparty	Total Outstanding Borrowings	Amount at Risk (1)	Weighted Average Maturity in Days
Bank of America Corp	$94,304,000	$11,546,567	14
Barclays Capital, Inc	114,195,472	7,970,441	26
Cantor Fitzgerald & Co	48,460,000	3,671,616	26
Daiwa Securities America Inc	51,187,000	3,404,890	19
Deutsche Bank Securities, Inc	131,665,000	10,756,941	13
Goldman Sachs Group, Inc	138,895,000	7,203,350	37
Greenwich Capital Markets, Inc	135,614,505	9,204,011	23
ING Financial Markets LLC	49,186,000	2,766,004	26
Jefferies & Company, Inc	60,879,000	3,444,773	22
LBBW Securities LLC	58,700,000	3,844,123	22
MF Global, Ltd	127,541,143	5,303,855	61
Mizuho Securities USA, Inc	49,049,000	2,930,058	19
Morgan Keegan & Co	44,775,000	3,938,607	15
Pershing, LLC	40,743,000	2,037,679	19
South Street Securities LLC	91,863,736	6,706,142	38

Total	$1,237,057,856	$84,729,057

December 31, 2008

Counterparty	Total Outstanding Borrowings	Amount at Risk (1)	Weighted Average Maturity in Days
Bank of America Corp.(2)	$95,952,000	$13,373,003	10
Deutsche Bank Securities, Inc.	154,691,840	15,064,027	9
Goldman Sachs Group, Inc	152,788,000	12,893,032	6
MF Global, Ltd	111,845,401	5,693,697	15
Morgan Keegan & Co	21,808,000	1,271,593	5
Pershing, LLC	50,400,000	3,506,859	12

Total	$587,485,241	$51,802,211

(1)	Equal to the fair value of securities plus accrued interest income, minus the sum of securities sold under agreement to repurchase liabilities plus accrued interest expense.
(2)	Formerly Merrill Lynch & Co., acquired by Bank of America Corp., effective January 1, 2009.

Our repurchase agreements do not include substantive provisions other than those covenants and other customary provisions contained in the standard master repurchase agreement as published by the Bond Market Association (now the Securities Industry and Financial Markets Association). The repurchase agreements generally require us to transfer additional securities to the counterparty in the event the value of the securities then held by the counterparty in the margin account falls below specified levels and contain events of default in cases where we breach our obligations under the agreement. We receive margin calls from our repurchase agreement counterparties from time to time in the ordinary course of business similar to other entities in the specialty finance business. As of September 30, 2009 and December 31, 2008, we had approximately $150.5 million and $40.7 million, respectively, in Agency RMBS, cash and cash equivalents available to satisfy future margin calls. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future.

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

We generally seek to borrow (on a recourse basis) between six and 10 times the amount of our net assets. At September 30, 2009 and December 31, 2008, our total liabilities were $1,399.2 million and $603.6 million, respectively, which represented a leverage ratio of 5.7 to 1 and 6.1 to 1, respectively.

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

As of September 30, 2009 and December 31, 2008 the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do believe that risk can be quantified from historical experience and seek to actively manage risk, to earn sufficient compensation to justify taking risks and to maintain capital levels consistent with the risks we undertake.

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

We are a party to the interest rate swap contracts listed below as of September 30, 2009 and December 31, 2008:

As of September 30, 2009
Counterparty	Expiration Date	Pay Rate	Receive Rate	Notional Amount	Fair Value
Deutsche Bank Group	April 2012	1.691%	3-Month LIBOR	$240,000,000	$(514,090)
Deutsche Bank Group	June 2012	2.266%	3-Month LIBOR	200,000,000	(2,852,238)
The Royal Bank of Scotland plc	July 2012	2.125%	3-Month LIBOR	200,000,000	(2,096,854)

				$640,000,000	$(5,463,182)

As of December 31, 2008
Counterparty	Expiration Date	Pay Rate	Receive Rate	Notional Amount	Fair Value
JPMorgan, Inc.	May 2010	5.164%	3-Month LIBOR	$240,000,000	$(12,503,520)

Hedging techniques are partly based on assumed levels of prepayments of our Agency RMBS. If prepayments are slower or faster than assumed, the life of the Agency RMBS will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions.

We invest in Agency RMBS collateralized by ARMs which are based on mortgages whose coupon rates reset monthly based on the Monthly Treasury Average (“MTA”). However, our borrowing costs pursuant to our repurchase agreements are generally based on one month LIBOR, which may change more quickly than the Monthly Treasury Average (“MTA”) index. Hence, in a rapidly rising interest rate environment, we would expect our net interest margin to decrease, temporarily. In a falling interest rate environment, we would expect our net interest margin to rise. For a discussion of the effects of interest rate changes on our Agency RMBS collateralized by hybrid ARMs and fixed-rate mortgages, see “—Extension Risk.“

Effect on Fair Value. Another component of interest rate risk is the effect changes in interest rates will have on the fair value of our assets. We face the risk that the fair value of our assets will increase or decrease at different rates than that of our liabilities, including our hedging instruments.

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

The following sensitivity analysis table shows the estimated impact on the market value and net investment income of our interest rate-sensitive investments and repurchase agreement liabilities at September 30, 2009 and December 31, 2008, assuming a static portfolio and that rates instantaneously fall 25, 50 and 75 basis points and rise 25, 50 and 75 basis points.

September 30, 2009
Change in Interest Rates	Projected Change in the Market Value of Our Assets	Projected Change in Our Net Investment Income
- 75 basis points	0.41%	1.65%
- 50 basis points	0.32%	1.06%
- 25 basis points	0.17%	0.76%
No Change	0.00%	0.00%
+ 25 basis points	-0.23%	-3.78%
+ 50 basis points	-0.53%	-7.56%
+ 75 basis points	-0.89%	-11.34%

December 31, 2008
Change in Interest Rates	Projected Change in the Market Value of Our Assets	Projected Change in Our Net Investment Income
- 75 basis points	0.45%	9.15%
- 50 basis points	0.29%	6.29%
- 25 basis points	0.14%	3.25%
No Change	0.00%	0.00%
+ 25 basis points	-0.25%	-3.47%
+ 50 basis points	-0.35%	-7.19%
+ 75 basis points	-0.61%	-11.19%

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

PART II. Other Information

Item 1.	Legal Proceedings

Our company and our Manager are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our registration statement on Form S-11 filed on April 19, 2007, as amended.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits.

Exhibit Number	Description of Exhibit

10.1*	Separation Agreement and General Release, between Sharpridge Capital Management, L.P., Cypress Sharpridge Investments, Inc. and Cypress Sharpridge Advisors, LLC and former Chief Financial Officer and Treasurer, dated as of September 11, 2009.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

Dated: October 22, 2009	By:	/S/ FRANCES SPARK
Frances Spark
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Separation Agreement and General Release, between Sharpridge Capital Management, L.P., Cypress Sharpridge Investments, Inc. and Cypress Sharpridge Advisors, LLC and former Chief Financial Officer and Treasurer, dated as of September 11, 2009.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith.