Form 10-K
period 2009-12-31
Cypress Sharpridge Investments, Inc.
filed 2010-02-10
CIK 1396446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 001-33740

Cypress Sharpridge Investments, Inc.

(Exact name of registrant as specified in its charter)

Maryland	20-4072657
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

65 East 55th Street New York, New York (Address of principal executive offices)	10022 (Zip Code)

(212) 612-3210

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $206,638,320 based on the closing price on the New York Stock Exchange as of June 30, 2009.

Number of the registrant’s common stock outstanding as of February 10, 2010: 18,760,844

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement with respect to its 2010 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof as noted therein.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

PART I

Item 1.	Business

In this annual report on Form 10-K, we refer to Cypress Sharpridge Investments, Inc. as “we,” “us,” “our company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. In addition, the following defines certain of the commonly used terms in this report: RMBS refers to whole-pool residential mortgage pass-through securities collateralized by residential mortgage loans; agency securities or Agency RMBS refers to our RMBS that are issued or guaranteed by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”); hybrid ARMs refers to hybrid adjustable-rate residential mortgage loans that have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; and ARMs refers to adjustable-rate residential mortgage loans which typically have interest rates that adjust monthly to an increment over a specified interest rate index.

Forward Looking Statements

When used in this annual report on Form 10-K, in future filings with the Securities and Exchange Commission (“SEC”) or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and assumptions. The forward looking statements we make in this annual report on Form 10-K include, but are not limited to, statements about the following:

•	our investment, financing and hedging strategy and the success of these strategies;

•	the effect of increased prepayment rates on our portfolio;

•	our ability to convert our assets into cash or extend the financing terms related to our assets;

•	our ability to meet our short term liquidity requirements with our cash flow from operations and borrowings;

•	our ability to quantify risks based on historical experience;

•	our ability to be taxed as a real estate investment trust (“REIT”) and to maintain an exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”);

•	our assessment of counterparty risk;

•	our liquidity;

•	our asset valuation policies;

•	our distribution policy; and

•	the effect of recent U.S. Government actions on the housing and credit markets.

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors could cause actual results to vary from our forward-looking statements:

•	the factors referenced in the annual report on Form 10-K, including those set forth under the section captioned “Risk Factors;”

•	changes in our investment, financing and hedging strategy;

•	the adequacy of our cash flow from operations and borrowings to meet our short term liquidity requirements;

•	the liquidity of our portfolio;

•	unanticipated changes in our industry, interest rates, the credit markets, the general economy or the real estate market;

•	changes in interest rates and the market value of our Agency RMBS;

•	changes in the prepayment rates on the mortgage loans underlying our Agency RMBS;

•	our ability to borrow to finance our assets;

•	changes in government regulations affecting our business;

•	our ability to maintain our qualification as a REIT for federal income tax purposes;

•	our ability to maintain our exemption from registration under the Investment Company Act; and

•	risks associated with investing in real estate assets, including changes in business conditions and the general economy.

These and other risks, uncertainties and factors, including those described elsewhere in this report, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Our Company

We are a specialty finance company created with the objective of achieving consistent risk-adjusted investment income. We were formed as a Maryland corporation in February 2006, and we are currently managed and advised by Cypress Sharpridge Advisors LLC (our “Manager”). We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. We completed our initial private equity offering in February 2006 and two additional private equity offerings in December 2006 and May 2008, raising net proceeds of $78.0 million, $105.8 million and $14.0 million, respectively. In June 2009, we completed our initial public offering of common stock, raising net proceeds of $105.8 million. We conduct all of our business through and hold all of our assets in Cypress Sharpridge Investments, Inc.

Our Investment Strategy

We invest exclusively in Agency RMBS collateralized by ARMs, which typically have coupon rates that reset monthly, hybrid ARMs, which typically have a coupon rate that is fixed for an initial period (typically three, five, seven or ten years) and thereafter resets at regular intervals, or fixed rate single-family residential mortgage loans. We rely on our Manager’s expertise in identifying Agency RMBS for investment. Our Manager makes investment decisions based on various factors, including, but not limited to, relative value, expected cash yield, supply and demand, costs of hedging, costs of financing, liquidity, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves. We do not attribute any particular quantitative significance to any of these factors, and the weight we give to these factors when we consider these types of investments is likely to vary depending on market conditions and economic trends. We believe that this strategy, combined with our Manager’s experience, will enable us to pay dividends and achieve capital appreciation throughout changing interest rate and credit cycles, and provide attractive long term returns to investors.

Our investment strategy is designed to:

•	build an investment portfolio consisting exclusively of Agency RMBS that seeks to generate attractive risk-adjusted investment income;

•	manage financing, interest and prepayment rate risks;

•	capitalize on discrepancies in the relative valuations in the Agency RMBS market;

•	manage cash flow so as to provide for regular quarterly distributions to stockholders;

•	limit credit risk;

•	minimize the impact that changing interest rates have on our net investment income;

•	cause us to qualify as a REIT; and

•	cause us to remain exempt from the registration requirements of the Investment Company Act.

We believe that the current market and interest rate environment offer significant investment opportunities and that our investment strategy is suited to this environment because:

•	the current relative spread differential between Agency RMBS and U.S. Treasury securities is attractive; and

•

the overall weakness in the housing industry and the declining trend of many economic indicators has led to a period of low short term interest rates, which generally increases our net interest margin.

Our income is generated primarily from the difference, or net spread, between the interest income we earn on our investment portfolio and the cost of our borrowings and hedging activities. We believe that the best approach to generate a positive net spread is to manage our liabilities to mirror, as often as possible, the interest rate risks of our investments. To seek to achieve this result, we employ short term financing for our Agency RMBS portfolio in combination with interest rate swaps to hedge all or a portion of the interest rate risk associated with the financing of our portfolio. In the future, we may, subject to maintaining our REIT qualification, also employ other hedging techniques from time to time, including interest rate caps, floors and collars and Eurodollar and U.S. Treasury futures, to protect against adverse interest rate movements.

Because our investments vary in interest rate, prepayment speed and maturity, the leverage or borrowings that we employ to fund our asset purchases are not exactly matched to the terms or performance of our assets. Based on our experience, because our assets are not match funded, such assets’ market prices change more slowly than the corresponding liabilities. Consequently, changes in interest rates, particularly short term interest rates, may significantly influence our net income. Decreases in these rates will tend to increase our net income and the market value of our assets, while increases in these rates will tend to decrease our net income and the market value of our assets and could possibly result in operating losses. Our approach to managing our investment portfolio is to take a longer term view of assets and liabilities, such that our net income and mark-to-market valuations at the end of a financial reporting period will not significantly influence our strategy of maximizing cash distributions to stockholders and achieving capital appreciation over the long term.

Investment Sourcing

Our Manager sources the majority of our investments through its relationships with a large and diverse group of financial intermediaries, ranging from major commercial and investment banks to specialty investment dealers and brokerage firms.

Investment Process

Our Manager evaluates each one of our investment opportunities based on its expected risk-adjusted investment income relative to the investment income available from other, comparable investments. In addition, we evaluate new opportunities based on their relative expected returns compared to our comparable securities held in our portfolio. The terms of any leverage available to us for use in funding an investment purchase are also taken into consideration, as are any risks posed by illiquidity or correlations with other securities in the portfolio.

The key steps of our investment process are summarized below:

•	allocation of our capital to the attractive types of Agency RMBS;

•	review of asset allocation plan for overall risk management and diversification;

•	research and selection of individual securities and financing (leverage) strategies;

•	active portfolio monitoring within asset classes, together with ongoing risk management (hedging) and periodic rebalancing, to maximize total returns; and

•	consideration of the impact on maintaining our REIT qualification and our exemption from registration under the Investment Company Act.

Financing Strategy

We use leverage in order to finance certain of our Agency RMBS assets and to seek to increase potential returns to our stockholders. Our use of leverage may, however, also have the effect of increasing losses when securities in our portfolio decline in value. Our target leverage is in the range of approximately 6 to 10 times the amount of our equity. The amount of leverage we incur may vary from time to time depending on market conditions and other factors that our Manager deems relevant. Our investment policies require no minimum or maximum leverage and our Manager and its investment committee have the discretion, without the need for further approval by our board of directors, to increase or decrease the amount of leverage employed. As of December 31, 2009, our portfolio was leveraged (as measured by total liabilities to net assets) approximately 6.6 to 1.

We currently and intend to continue to finance our Agency RMBS investments using a diversified approach involving repurchase agreements with multiple commercial and investment banks. Using repurchase agreements, we are able to borrow against the value of our assets. Under these agreements, we sell our assets to a counterparty and agree to repurchase the same assets from the counterparty at a price equal to the original sales price plus an interest factor. If the market value of the securities sold by us to a counterparty declines, we may be required by the counterparty to provide additional collateral, which is commonly referred to as a margin call. These repurchase agreements are accounted for as debt for purposes of generally accepted accounting principles (“GAAP”) and secured by the underlying assets. During the period of a repurchase agreement, we retain the principal and interest payments on the related assets.

Our repurchase agreement counterparties are commercial and investment banks with whom we have or expect to have agreements in place that cover the terms of our transactions. We maintain formal relationships with multiple counterparties for the purpose of obtaining financing on favorable terms. As of December 31, 2009, we had repurchase agreements in place with 25 different counterparties, of which 16 were in use, with aggregate indebtedness outstanding of approximately $1,372.7 million, or approximately 74% of the fair value of our portfolio, and a weighted average borrowing rate of 0.28%. Currently, the haircuts (the difference between the cash we receive from the counterparty when we initially sell the securities to the counterparty and the value of those securities) are 4% to 8% on Agency RMBS for the repurchase agreements under which we are currently borrowing. As a borrower, we are subject to margin calls from counterparties if the value of the collateral that we have posted has declined below the haircut level, which may occur due to prepayments of the mortgages causing the face value of the mortgage pool provided as collateral to the counterparty to decline or when the value of the mortgage pool provided as collateral declines as a result of interest rate movements or spread widening.

Our leverage consists solely of short term borrowings in the repurchase market, but we may utilize other financing techniques in the future such as direct corporate borrowings of secured or unsecured debt, issuances of preferred stock and trust preferred securities, as well as various other techniques.

We do not currently nor do we intend to finance our subordinated tranches of collateralized loan obligations (“CLOs”). We believe investments of this type are intrinsically leveraged on a term basis primarily through the issuance of match-funded non-recourse debt specific to each individual transaction.

Hedging Strategy

Subject to maintaining our qualification as a REIT, we utilize derivative financial instruments to hedge a portion of the interest rate risk associated with the financing of our portfolio. Our most common method of financing Agency RMBS is through repurchase agreements, which generally have maturities up to 30 days. The weighted average life of the Agency RMBS we own is generally much longer. The difference in maturities, in addition to prepayments, adjustable-rate features of ARMs, and other potential changes in timing and/or amount of cash flows, creates potential interest rate risk. We engage in interest rate hedging activities intended to mitigate changes in interest rates that we expect would impair our ability to continue to finance assets we own at favorable rates. Our interest rate hedging methods have historically consisted of interest rate swaps (a contract exchanging a variable rate for a fixed rate, or vice versa) and in the future may include:

•	interest rate swaps;

•	interest rate caps (a contract protecting against a rise in interest rates above a fixed level);

•	interest rate floors (a contract protecting against a decline in interest rates below a fixed level);

•	interest rate collars (a combination of caps and floors);

•	cancelable interest rate swaps (swaps that may be canceled at one party’s option before expiry);

•	Eurodollar and U.S. Treasury futures; and

•	other interest rate and non-interest rate derivative instruments or contracts.

Because the term of our repurchase agreement financing almost always is shorter than the expected average maturity of our mortgage portfolio, we attempt to mitigate risks arising from our refinancing needs using some or all of the techniques listed above. These techniques may also be used in an attempt to protect us against declines in the market value of our assets that result from general trends in debt markets.

Historically, we entered into interest rate swap agreements to offset the potential adverse effects of rising interest rates on certain short term repurchase agreements. Our repurchase agreements generally have maturities of approximately 30 days and carry interest rates that correspond to the London Interbank Offered Rate (“LIBOR”) for those same periods. Historically, we have sought to enter into interest rate swap agreements structured such that we receive payments based on a variable interest rate and make payments based on a fixed interest rate. The variable interest rate on which payments are received is calculated based on various reset mechanisms for LIBOR. The swap agreements effectively fix our borrowing cost and are not held for speculative or trading purposes. As of December 31, 2009, of the approximately $1,372.7 million of our portfolio that has been financed under repurchase agreements, we had established interest rate swap agreements covering $740.0 million, or approximately 54% of the fair value of our portfolio that has been financed under repurchase agreements. We only enter into interest rate swap agreements related to financing for Agency RMBS collateralized by hybrid ARMs and fixed rate mortgage loans. We do not hedge Agency RMBS collateralized by monthly reset ARMs because their interest rates reset monthly and closely in time with the interest rates under the corresponding repurchase agreements.

Our Portfolio

Agency RMBS are residential mortgage pass-through securities, the principal and interest of which is guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Our current portfolio of Agency RMBS is backed by monthly reset ARMs (“MTAs”) that have coupon rates that reset monthly based on the twelve-month moving average of the one-year constant maturity U.S. Treasury rate; hybrid ARMs that typically have a fixed coupon for three, five or seven years, and then pay an adjustable coupon that generally resets annually over a predetermined interest rate index; and fixed rate mortgages. As of December 31, 2009, our Agency RMBS portfolio consisted of the following:

	Par Amount	Fair Value	Weighted Average
Security Description			Coupon	Months to Reset(1)	Constant Prepayment Rate(2)
	(in thousands)
Agency RMBS collateralized by hybrid ARMs	$565,396	$586,834	4.5%	46.8	23.4%
Agency RMBS collateralized by short-reset hybrid ARMs(3)	263,728	275,717	4.5	13.3	19.0
Agency RMBS collateralized by monthly reset ARMs	140,226	145,134	3.0	1	11.2
Agency RMBS collateralized by fixed rate mortgages	814,716	836,126	4.5	N/A	9.0

Total Agency RMBS	$1,784,066	$1,843,811

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

We also held $9.2 million of CLOs and $0.2 million of structured notes as of December 31, 2009. The CLOs include non-investment grade and unrated tranches that we acquired in the secondary market and selected primary issuances. Currently all of our investments in this asset class are in CLOs collateralized primarily by corporate leveraged loans and to a lesser extent by corporate debt securities, some of which are non-investment grade. Most of the corporate leveraged loans and corporate debt securities which collateralize the CLOs in which we have invested have an explicit rating from one or more nationally recognized statistical rating agencies. The majority of these leveraged loans and corporate debt securities are considered “non-investment grade” due to their rating of between Ba1 and B3 by Moody’s Investors Services, Inc., or Moody’s, and between BB+ and B- by Standard & Poor’s Ratings Service, or Standard & Poor’s. Structured notes are securities packaged and issued by major financial institutions. Structured notes have some similar characteristics to debt instruments such as commercial paper, medium-term notes, or certificates of deposit; however, instead of paying a fixed interest rate over time and repaying par at maturity, structured notes index the coupon, the principal, or both to virtually anything with a trading market. The indexing may be to a designated mortgage pool, interest rate spreads, stock market indices or the price of a security completely unrelated to the transaction. We have not leveraged, nor do we intend to leverage our investments in CLOs or structured notes.

Our current investment guidelines require that we seek to dispose of our CLOs and structured notes at reasonable prices. We are not required, however, to sell these securities. We continue to monitor the market for selling the remaining portion of our CLOs and structured notes; however, we may not be able to sell these assets for a reasonable price for some time given the currently depressed prices for these assets.

Our Manager

We are currently managed and advised by our Manager, which is a joint venture formed in January 2006 between The Cypress Group (“Cypress”) and Sharpridge Capital Management, LP (“Sharpridge”). All of our executive officers are employees of Sharpridge. Our Manager is responsible for our operations and the performance of all services and activities relating to the management of our assets and operations pursuant to a management agreement with us. Our Manager has entered into sub-advisory agreements with Sharpridge and Cypress, pursuant to which they provide certain advisory services to our Manager in conjunction with our Manager’s service to us.

Sharpridge Capital Management, L.P.

Sharpridge was founded in January 2005 by Kevin E. Grant, our chief executive officer and president and the chairman of the board of directors. Mr. Grant is the sole member of the general partner of Sharpridge. Sharpridge owns an interest in and serves as the primary sub-advisor to our Manager, overseeing all of our day-to-day operations and actively managing our investment portfolio. As of January 31, 2010, Sharpridge had 11 employees. As of December 31, 2009, Sharpridge had approximately $1,853.3 million of total portfolio assets under management, all of which consisted of our assets.

Prior to founding Sharpridge, Mr. Grant was a senior portfolio manager and a member of the Aggregate Bond Team at Fidelity Investments (“Fidelity”), with direct responsibility for over $25 billion of fixed income assets across 19 separate accounts. At Fidelity, Mr. Grant invested in many types of fixed income investments, ranging from government bonds to below investment grade corporate securities. Over the course of his career at Fidelity, Mr. Grant had responsibility for managing fixed income funds including Fidelity’s Mortgage Securities Fund, Investment Grade Bond Fund, Intermediate Bond Fund, Total Bond Fund, and Advisor Mortgage Securities Fund. In addition, Mr. Grant had responsibility for the fixed income component of certain Fidelity balanced funds, including the Strategic Income Fund, Puritan Fund and Fidelity Balanced Fund. Mr. Grant also managed separate accounts for pension plan sponsors, insurance companies and other institutional clients.

Effective December 31, 2009, we dissolved our taxable REIT subsidiary (“TRS”), and it withdrew as a partner in Sharpridge, which resulted in our no longer owning the 19% non-voting limited partnership interest in Sharpridge that we held through our TRS. Pursuant to the terms of the Limited Partnership Agreement of Sharpridge, upon our TRS’s withdrawal from Sharpridge our TRS was entitled to receive in cash the amount of its capital account, which was $0 as of December 31, 2009.

The Cypress Group

Cypress, founded in 1994, owns an interest in and serves as a sub-advisor to our Manager. Cypress is a financial sponsor of leveraged buyouts and other private equity transactions for growth-oriented, middle-market companies. Cypress is organized by industry sector, focusing on the financial services, healthcare, consumer, general industrial, automotive, aerospace, media and leisure industries. Since 1989, Cypress professionals have invested over $4 billion of equity capital in 32 separate investments with an aggregate transaction value of over $22 billion. Cypress professionals have led private equity investments in companies including Affinia Group Inc., Catlin Group Limited, Cinemark USA, Inc., Communications & Power Industries, Inc., Cooper-Standard Automotive Inc., Financial Guaranty Insurance Corporation, Illinois Central Corporation, Infinity Broadcasting Corporation, K&F Industries, Inc., Lear Corporation, Loral Corporation, The Meow Mix Company, Montpelier Re Holdings, Ltd., Parisian, Inc., R.P. Scherer Corporation, Scottish Re Group Limited, WESCO International, Inc. and Williams Scotsman, Inc. As of January 31, 2010, Cypress had 13 employees.

The Management Agreement

We are currently a party to a management agreement with our Manager. Pursuant to that agreement, our Manager is entitled to receive a base management fee, and, in certain circumstances, a termination fee and reimbursement of certain expenses. Such fees and expenses do not have fixed and determinable payments.

The base management fee under our management agreement is payable monthly in arrears in an amount equal to 1/12th of (a) 1.50% of the first $250,000,000 of our net assets, (b) 1.25% of our net assets that are greater than $250,000,000 and less than or equal to $500,000,000, and (c) 1.00% of our net assets that are greater than $500,000,000. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. Pursuant to that agreement, our Manager is also entitled to receive, in certain circumstances, a termination fee and reimbursement of certain expenses. These fees and expenses do not have fixed and determinable payments.

Internalization Plans

Since the completion of our initial public offering, we have been reviewing and analyzing the potential internalization of our management structure with the intention of realizing economies of scale for our operating expenses, more effectively meeting our management and administrative needs, and further aligning the interests of those individuals responsible for executing our strategy with the interests of our stockholders. We refer to these potential structural changes as an internalization transaction. Our efforts to date have been focused on completing an internalization transaction no later than March 31, 2010.

As part of our efforts, we amended our management agreement so that we no longer pay our Manager incentive fees, and the base management fee percentage is reduced as our net assets increase. Our board of directors, our Manager and its sub-advisors have been analyzing various structures and the regulatory environment with their counsel, accountants and other advisors to further accomplish our above-stated goals. Based on this extensive review and analysis of the various factors related to an internalization transaction, after significant discussion our board of directors and management have determined that based upon the Company’s current level of net assets and the uncertain regulatory landscape an internalization transaction would not achieve our goals, and that an internalization transaction would result in our incurring increased operating expenses and significant business disruption. As a result, at this time our board of directors and our management do not believe that an internalization transaction is in the best interests of our stockholders. We believe that the Company operates under a well-defined, prudent, and competitive cost structure, which reduces our non-investment expenses as a percentage of our net assets as our capital grows. Accordingly, we do not expect to undertake or complete an internalization transaction on or before March 31, 2010.

As the Company raises additional capital and as the regulatory environment becomes more certain, our board of directors and management may from time to time consider and analyze various structures to better meet the intended goals of an internalization transaction, and may in fact conclude that it is in the best interests of our stockholders for the Company to proceed with an internalization transaction. An internalization transaction would likely be time consuming and complex. As a result, we cannot assure you that we will be able to complete an internalization transaction, or when or on what terms it may be completed. Currently, we have concluded that it is in the best interest of our stockholders to maintain our relationship with our Manager and/or one or both of its sub-advisors.

Competition

Our success depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring agency securities, we compete with mortgage REITs, mortgage finance and specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities. The effect of the existence of additional REITs may be to increase competition for the available supply of mortgage assets suitable for purchase.

In addition, the U.S. Federal Reserve has initiated a program to purchase $200 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $1.25 trillion in Agency RMBS issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. The U.S. Federal Reserve stated that its actions are intended to reduce the cost and increase the availability of credit for the purchase of houses, which in turn was expected to support housing markets and foster improved conditions in financial markets more generally. The purchases of direct obligations began during the first week of December 2008 and the purchases of Agency RMBS began on January 5, 2009. Under the U.S. Federal Reserve’s program it has purchased $1.2 trillion in Agency RMBS as of January 28, 2010. The program is expected to terminate on March 31, 2010. One of the effects of these programs has been to increase competition for available Agency RMBS, with the result being an increase in the price. Once the program is terminated it may cause a decrease in demand for these securities, which likely would reduce their market price.

Employees

We do not have any employees. We are managed by our Manager pursuant to the management agreement between our Manager and us. All of our executive officers are employees of Sharpridge. As of January 31, 2010, affiliates of our Manager had 24 employees involved in our Manager’s operations.

Risk Management

Our board of directors exercises its oversight of risk management in many ways, including through its Risk Management Committee. The Risk Management Committee was established to oversee our senior management’s and our Manager’s risk-related responsibilities, including reviewing management policies and performance against these policies and related benchmarks.

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

Additional Information

We have made available copies of the charters of the committees of our board of directors, our code of business ethics and conduct, which includes our whistleblower policy, our corporate governance guidelines, and any materials we file with the SEC on our website at www.cysinv.com. All filings we make with the SEC are also available on our website. Information on our website is not part of this Annual Report on Form 10-K.

All reports filed with the SEC may also be read and copied at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Further information regarding the operation of the public reference room may be obtained by calling 1-800-SEC-0330. In addition, all of our reports filed with the SEC can be obtained at the SEC’s website at www.sec.gov.

Item 1A.	Risk Factors

Investment in our common stock involves significant risks. If any of the risks discussed in this report occur, our business, financial condition, liquidity and results of operations could be materially and adversely affected. The risk factors set forth below are not the only risks that may affect us. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements.”

Risks Related To Our Business

No assurance can be given that the actions taken by the U.S. Government for the purpose of seeking to stabilize the financial and credit markets and stimulate the economy will achieve their intended effect, or will benefit our business, and further government or market developments could adversely affect us.

In response to the financial issues affecting the banking system, the financial and housing markets and the economy as a whole, the U.S. Government has implemented a number of initiatives intended to bolster the banking system, the financial and housing markets and the economy as a whole. These actions include: (i) the Emergency Economic Stabilization Act of 2008, or the EESA, which established the Troubled Asset Relief Program, or TARP, (ii) the voluntary Capital Purchase Program, or the CPP, which was implemented under authority provided in the EESA and gives the U.S. Treasury the authority to purchase up to $250 billion of senior preferred shares in qualifying U.S. controlled banks, saving associations, and certain bank and savings and loan holding companies engaged only in financial activities, (iii) a program to purchase $200 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $1.25 trillion in RMBS issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, (iv) the creation of a new funding mechanism, the Financial Stability Trust, that will provide financial institutions with bridge financing until such institutions can raise capital in the capital markets, (v) the creation of a Public-Private Investment Fund for private investors to purchase mortgages and mortgage-related assets from financial institutions, (vi) the Term Asset-Backed Securities Loan Facility with the goal of increasing securitization activity for various consumer and commercial loans and other financial assets, including student loans, automobile loans and leases, credit card receivables, SBA small business loans and commercial mortgage-backed securities and (vii) the American Recovery and Reinvestment Act of 2009, or the ARRA, which includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs.

No assurance can be given that these initiatives will have a beneficial impact on the banking system, financial market or housing market. To the extent the markets do not respond favorably to these initiatives or if these initiatives do not function as intended, the pricing, supply, liquidity and value of our assets and the availability of financing on attractive terms may be materially adversely affected.

Increases in interest rates and adverse market conditions may negatively affect the value of our investments and increase the cost of our borrowings, which could result in reduced earnings or losses and reduced cash available for distribution to our stockholders.

We invest indirectly in mortgage loans by purchasing Agency RMBS. Under a normal yield curve, an investment in Agency RMBS will decline in value if long term interest rates increase. In addition, net interest income could decrease under an inverted or flat yield curve. Despite Fannie Mae, Freddie Mac or Ginnie Mae guarantees of the principal and interest payments related to the Agency RMBS we own, those guarantees do not protect us from declines in market value caused by changes in interest rates. Declines in the market value of our investments may ultimately result in losses to us, which may reduce earnings and negatively affect cash available for distribution to our stockholders.

A significant risk associated with our investment in Agency RMBS is the risk that both long term and short term interest rates will increase significantly. If long term rates were to increase significantly, the market value of these Agency RMBS would decline and the duration and weighted average life of the investments would increase. We could realize a loss if the securities were sold. At the same time, an increase in short term interest rates would increase the amount of interest owed on our repurchase agreements used to finance the purchase of Agency RMBS, which would decrease cash available for distribution to our stockholders.

Market values of our investments may decline without any general increase in interest rates for a number of reasons, such as increases in defaults, increases in voluntary prepayments for those investments that we have that are subject to prepayment risk, and widening of credit spreads. If the market values of our investments were to decline for any reason, the value of your investment could also decline.

We leverage our portfolio investments in Agency RMBS, which may adversely affect our return on our investments and may reduce cash available for distribution to our stockholders.

We leverage our portfolio investments in Agency RMBS through borrowings under repurchase agreements. Leverage can enhance our potential returns but can also exacerbate losses. The percentage of leverage will vary depending on our ability to obtain these financing facilities and the lender’s and rating agencies’ estimate of the stability of the portfolio investments’ cash flow. As of December 31, 2009, our portfolio was leveraged (as measured by total liabilities to net assets) approximately 6.6 to 1. Our return on our investments and cash available for distribution to our stockholders may be reduced if market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets acquired, which could adversely affect the price of our common stock. In addition, our debt service payments will reduce cash flow available for distributions to stockholders. We may not be able to meet our debt service obligations. To the extent that we cannot meet our debt service obligations, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations.

Our lenders may require us to provide additional collateral, especially when the market values for our investments decline, which may restrict us from leveraging our assets as fully as desired, and reduce our liquidity, earnings and cash available for distribution to our stockholders.

We currently use repurchase agreements to finance our investments in Agency RMBS. Our repurchase agreements allow the lenders, to varying degrees, to determine a new market value of the collateral to reflect current market conditions. If the market value of the securities pledged or sold by us to a funding source decline in value, we may be required by the lender to provide additional collateral or pay down a portion of the funds advanced on minimal notice, which is known as a margin call. Posting additional collateral will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. Additionally, in order to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations, financial condition, and may impair our ability to maintain our current level of distributions to our stockholders. We receive margin calls from our repurchase agreement counterparties from time to time in the ordinary course of business similar to other entities in the specialty finance business. As of December 31, 2009, we had approximately $153.0 million in Agency RMBS, cash and cash equivalents available to satisfy future margin calls. In the event we do not have sufficient liquidity to satisfy these margin calls, lending institutions can accelerate our indebtedness, increase our borrowing rates, liquidate our collateral and terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for protection under the U.S. Bankruptcy Code.

Hedging against interest rate exposure may not completely insulate us from interest rate risk and may adversely affect our earnings, which could adversely affect cash available for distributions to our stockholders.

Subject to compliance with the requirements to qualify as a REIT, we engage in certain hedging transactions to limit our exposure to changes in interest rates and therefore may expose ourselves to risks associated with such transactions. We may utilize instruments such as interest rate swaps, caps, collars and floors and Eurodollar and

U.S. Treasury futures to seek to hedge the interest rate risk associated with our portfolio. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, we may establish other hedging positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of our hedging transactions depends on our Manager’s ability to accurately predict movements of interest rates and credit spreads. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

We currently hedge against interest rate risk. Our hedging activity varies in scope based on the level and volatility of interest rates, the type of portfolio investments held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of volatile interest rates;

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•	the credit quality of the hedging counterparty may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the counterparty in the hedging transaction may default on its obligation to pay.

Our interest rate hedging activity may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders and negatively impact our stock price.

The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government, may adversely affect our business.

The payments we receive on the Agency RMBS in which we invest depend upon a steady stream of payments on the mortgages underlying the securities and are guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. Ginnie Mae is part of a U.S. Government agency and its guarantees are backed by the full faith and credit of the United States. Fannie Mae and Freddie Mac are U.S. Government-sponsored entities, or GSEs, but their guarantees are not backed by the full faith and credit of the United States.

Since 2007, Fannie Mae and Freddie Mac have reported substantial losses and a need for substantial amounts of additional capital. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the recent credit market disruption, Congress and the U.S. Treasury undertook a series of actions to stabilize these GSEs and the financial markets, generally. The Housing and Economic Recovery Act of 2008 was signed into law on July 30, 2008, and established the Federal Housing Finance Agency, or FHFA, with enhanced regulatory authority over, among other things, the business activities of Fannie Mae and Freddie Mac and the size of their portfolio holdings. On September 7, 2008, in response to the deterioration in the financial condition of Fannie Mae and Freddie Mac, the FHFA placed Fannie Mae and Freddie Mac into conservatorship, which is a statutory process pursuant to which the FHFA will operate Fannie Mae and Freddie Mac as conservator in an effort to stabilize the entities, and together with the U.S. Treasury and the U.S. Federal Reserve, has undertaken actions designed to boost investor confidence in Fannie Mae and Freddie Mac, support the availability of mortgage financing and protect taxpayers. Appointing FHFA as conservator of both Fannie Mae and Freddie Mac allows the FHFA to control the actions of the two GSEs without forcing them to liquidate, which would be the case under receivership. In addition, the U.S. Treasury has taken steps to capitalize and provide financing to Fannie Mae and Freddie Mac and agreed to purchase direct obligations and Agency RMBS issued or guaranteed by Fannie Mae or Freddie Mac.

Shortly after Fannie Mae and Freddie Mac were placed in federal conservatorship, the Secretary of the U.S. Treasury, in announcing the actions, noted that the guarantee structure of Fannie Mae and Freddie Mac required examination and that changes in the structures of the entities were necessary to reduce risk to the financial system. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be eliminated or considerably limited relative to historical measurements. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes Agency RMBS and could have broad adverse market implications as well as negatively impact us.

The problems faced by Fannie Mae and Freddie Mac resulting in their being placed into federal conservatorship have stirred debate among some federal policy makers regarding the continued role of the U.S. Government in providing liquidity for the residential mortgage market. For example, in late January 2010, the Chairman of the House Financial Services Committee announced that the House Financial Services Committee will be recommending abolishing Fannie Mae and Freddie Mac in their current form and establishing a new system of providing housing finance. Following expiration of the current authorization, each of Fannie Mae and Freddie Mac could be dissolved and the U.S. Government could decide to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically, we would not be able to acquire Agency RMBS from these companies, which would drastically reduce the amount and type of Agency RMBS available for investment, which are our only targeted investments. As of December 31, 2009, 98.1% of our investments had the principal and interest guaranteed by either Fannie Mae or Freddie Mac.

Our income could be negatively affected in a number of ways depending on the manner in which related events unfold. For example, the current credit support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could have the effect of lowering the interest rate we receive from Agency RMBS, thereby tightening the spread between the interest we earn on our portfolio of targeted investments and our cost of financing that portfolio. A reduction in the supply of Agency RMBS could also increase the prices of Agency RMBS we seek to acquire by reducing the spread between the interest we earn on our portfolio of targeted assets and our cost of financing that portfolio.

As indicated above, recent legislation has changed the relationship between Fannie Mae and Freddie Mac and the U.S. Government and requires Fannie Mae and Freddie Mac to reduce the amount of mortgage loans they own or for which they provide guarantees on Agency RMBS. The effect of the actions taken by the U.S. Government remain uncertain. Furthermore, the scope and nature of the actions that the U.S. Government will ultimately undertake are unknown and will continue to evolve. Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the U.S. Government, and could also nationalize or eliminate these GSEs entirely. Any law affecting these GSEs may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac. As a result, such laws could increase the risk of loss on investments in Fannie Mae and/or Freddie Mac Agency RMBS. It is also possible that such laws could adversely impact the market for such securities and spreads at which they trade. All of the foregoing could materially adversely affect the pricing, supply, liquidity and value of our target assets and otherwise materially adversely affect our business, operations and financial condition.

Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns on, the Agency RMBS in which we invest.

During the second half of 2008, the U.S. Government, through the Federal Housing Authority, or FHA, and the Federal Deposit Insurance Corporation, or FDIC, commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. One such program is the Hope for Homeowners program, which is effective from October 1, 2008 through September 30, 2011 and will enable certain distressed borrowers to refinance their mortgages into FHA-insured loans. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.

In addition, in February 2009 the U.S. Treasury announced the Homeowner Affordability and Stability Plan, or HASP, which is a multi-faceted plan intended to prevent residential mortgage foreclosures by, among other things:

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

•	allowing judicial modifications of Fannie Mae and Freddie Mac conforming residential mortgage loans during bankruptcy proceedings.

It is likely that loan modifications would result in increased prepayments on some Agency RMBS. See“—Prepayment rates could negatively affect the value of our Agency RMBS, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders,” for information relating to the impact of prepayments on our business.

These loan modification programs, as well as future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, the Agency RMBS in which we invest.

Prepayment rates could negatively affect the value of our Agency RMBS, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders.

In the case of residential mortgage loans, there are seldom any restrictions on borrowers’ abilities to prepay their loans. Homeowners tend to prepay mortgage loans faster when applicable mortgage interest rates decline. Consequently, owners of the loans have to reinvest the money received from the prepayments at the lower prevailing interest rates. Conversely, homeowners tend not to prepay mortgage loans when mortgage interest rates remain steady or increase. Consequently, owners of the loans are unable to reinvest money that would have otherwise been received from prepayments at the higher prevailing interest rates. This volatility in prepayment rates may affect our ability to maintain targeted amounts of leverage on our Agency RMBS portfolio and may result in reduced earnings or losses for us and negatively affect the cash available for distribution to our stockholders.

The Hope for Homeowners program, which is effective from October 1, 2008 through September 30, 2011, and HASP, which was announced in February 2009, will enable certain distressed borrowers to refinance their mortgages, which could increase prepayments on the mortgages backing our Agency RMBS.

Despite Fannie Mae, Freddie Mac or Ginnie Mae guarantees of principal and interest related to the Agency RMBS we own, those guarantees do not protect investors against prepayment risks.

Our portfolio investments are recorded at fair value based on market quotations from brokers and dealers. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

All of our current portfolio investments, and some of our future portfolio investments, will be in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We currently value and will continue to value these investments monthly at fair value as determined in good faith by our Manager based on market quotations from brokers and dealers. Because such quotations and valuations are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a public market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

The significant downturn in the residential mortgage markets beginning in 2007, and the weakness in the credit markets, have adversely affected, and could continue to adversely affect, one or more of our lenders, which could result in a contraction of available repurchase agreement financing, increases in our borrowing costs, reductions in our liquidity and reductions in the value of the investments in our portfolio.

The significant downturn in the residential mortgage market beginning in 2007 and, in turn, the RMBS market that we have experienced since August 2007, has led lenders, including the financial institutions that provide financing for our investments, to heighten their credit review standards and reduce the loan amounts available to borrowers, which has adversely affected, and could continue to adversely affect, funding for our Agency RMBS portfolio if our counterparties are unwilling or unable to provide us with additional financing. This could potentially limit our ability to finance our investments and operations, increase our financing costs and reduce our liquidity. Furthermore, if one or more of our counterparties are unwilling or unable to provide us with ongoing financing on terms that are acceptable to us, we may need to sell our investments at a time when prices are depressed, and we may be unable to obtain additional financing. If this were to occur, it could prevent us from complying with the REIT qualification requirements and otherwise materially harm our results of operations and financial outlook.

Dramatic declines in the housing market in the past few years have resulted in significant write downs of asset valuations by several major financial institutions. These write downs have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. Institutions from which we seek to obtain repurchase agreement financing for our investments in Agency RMBS may have owned or financed residential mortgage loans, real estate-related securities and real estate loans which have declined in value and caused losses as a result of the significant downturn in the housing markets. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including other financial institutions. If these conditions persist, these institutions may become insolvent. As a result of recent market events, it may be more difficult for us to secure financing as there are fewer institutional lenders and those remaining lenders have tightened their lending standards. For example, during the month of March 2008, lenders generally increased haircuts (the difference between the cash we receive from the counterparty when we initially sell the securities to the counterparty and the value of those securities) substantially on Agency RMBS. During March 2008, the haircuts on our repurchase agreements ranged from 3% to 6%. Since March 2008, lenders have generally increased haircuts on Agency RMBS. Since March 2008 and through most of 2009 the haircuts on our repurchase agreements have ranged from 5% to 10%. During the fourth quarter of 2009 haircuts have decreased to a range of 4% to 8%. A material increase in haircuts on these securities would negatively affect our liquidity and the results of operations.

As was the case after Lehman Brothers Inc. filed for bankruptcy in September 2008, if one or more major market participants fails or withdraws from the market, it could negatively impact the marketability of all fixed income securities, including Agency RMBS, and this could reduce the value of the securities in our portfolio, thus reducing our net asset value.

An increase in our borrowing costs relative to the interest we receive on our assets may impair our profitability and thus our cash available for distributions to our stockholders.

As our repurchase agreements and other short term borrowings mature, we must either enter into new borrowings or liquidate certain of our investments at times when we might not otherwise choose to do so. Lenders may seek to use a maturity date as an opportune time to demand additional terms or increased collateral requirements that could be adverse to us and harm our operations. An increase in short term interest rates when we seek new borrowings would reduce the spread between our returns on our assets and the cost of our borrowings. This would reduce the returns on our assets which might reduce earnings and in turn cash available for distributions to our stockholders. We generally expect that the interest rates tied to our borrowings will adjust more rapidly than the interest rates tied to the assets in which we invest.

If the lending institution under one or more of our repurchase agreements defaults on its obligation to resell the underlying security back to us at the end of the agreement term, we will lose money on our repurchase transactions.

When we engage in a repurchase transaction, we will initially sell securities to the transaction counterparty under a master repurchase agreement in exchange for cash from the counterparty. The counterparty is obligated to resell the same securities back to us at the end of the term of the repurchase agreement, which typically is 30 to 90 days, but which may be up to one year. If the counterparty in a repurchase transaction defaults on its obligation to resell the securities back to us we will incur a loss on the transaction equal to the amount of the haircut (assuming no change in the value of the securities). Losses incurred on our repurchase transactions would adversely affect our earnings and our cash available for distribution to our stockholders.

If we default on our obligations under our repurchase agreements, we may be unable to establish a suitable replacement facility on acceptable terms or at all.

If we default on one of our obligations under a repurchase agreement, the counterparty may terminate the agreement and cease entering into any other repurchase agreements with us. In that case, we would likely need to establish a replacement repurchase facility with another financial institution in order to continue to leverage our investment portfolio and carry out our investment strategy. We may be unable to establish a suitable replacement repurchase facility on acceptable terms or at all.

Our repurchase agreements may give our lenders greater rights in the event that we file for bankruptcy.

Our borrowings under repurchase agreements may qualify for special treatment under the bankruptcy code, giving our lenders the ability to avoid the automatic stay provisions of the bankruptcy code and to take possession of and liquidate our collateral under the repurchase agreements without delay if we file for bankruptcy. Furthermore, the special treatment of repurchase agreements under the bankruptcy code may make it difficult for us to recover our pledged assets under a repurchase agreement in the event that a lender party to such an agreement files for bankruptcy. Thus, the use of repurchase agreements exposes our pledged assets to increased risk in the event we or any of our lenders files for bankruptcy.

Failure to procure adequate funding and capital would adversely affect our results and may, in turn, negatively affect the value of our common stock and our ability to distribute dividends to our stockholders.

We depend upon the availability of adequate funding and capital for our operations. To qualify and maintain our status as a REIT, we are required to distribute at least 90% of our REIT taxable income annually, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders and therefore are not able to retain our earnings for new investments. We cannot assure you that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us. In the event that we cannot obtain sufficient funding and capital on acceptable terms, there may be a negative impact on the value of our common stock and our ability to make distributions to our stockholders, and you may lose part or all of your investment.

We operate in a highly competitive market for investment opportunities.

A number of entities compete with us to make the types of investments that we make. We compete with other REITs, financial companies, public and private funds, commercial and investment banks and commercial finance companies. Additionally, we may also compete with the U.S. Federal Reserve to the extent they purchase Agency RMBS pursuant to their respective Agency RMBS purchase programs. See “—The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government, may adversely affect our business.” Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Several other REITs have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

Our financial condition and results of operations will depend on our ability to manage future growth effectively.

Our ability to achieve our investment objectives will depend on our ability to grow, which will depend, in turn, on our Manager’s ability to identify and invest in securities that meet our investment criteria. Accomplishing this result on a cost-effective basis largely will be a function of our Manager’s structuring and implementation of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. The senior management team of our Manager has substantial responsibilities under the management agreement. In order to grow, our Manager, or its sub-advisors, needs to hire, train, supervise and manage new employees successfully. However, we can offer no assurance that any of those employees will contribute to the work of our Manager. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We may change our investment strategy and asset allocation without notice or stockholder consent, which may result in riskier investments.

Our board of directors has the authority to change our investment strategy or asset allocation at any time without notice to or consent from our stockholders. In 2008, our board of directors amended our investment guidelines to require that we invest exclusively in Agency RMBS. To the extent that our investment strategy changes in the future, we may make investments that are different from, and possibly riskier than, the investments described in this annual report on Form 10-K. A change in our investment strategy may increase our exposure to interest rate and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our allocating assets in a different manner than as described in this annual report on Form 10-K.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or a clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs.

The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased.

In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities.

Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction most likely will result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. In addition, we may not always be able to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

We may enter into derivative contracts that could expose us to unexpected economic losses in the future.

Swaps and certain options and other custom instruments are subject to the risk of non-performance by the swap or option counterparty, including risks relating to the creditworthiness of the counterparty. In addition, we also are subject to the risk of the failure of any of the exchanges or clearing houses on which we trade. Subject to maintaining our qualification as a REIT, we may enter into swap agreements, including interest rate swaps. Swap agreements can be individually negotiated and structured to include exposure to a variety of different types of investments or market factors. Depending on their structure, swap agreements may increase or decrease exposure to long term or short term interest rates (in the United States or abroad), foreign currency values, mortgage securities, corporate borrowing rates, or other factors such as security prices, baskets of equity securities, or inflation rates. Swap agreements can take many different forms and are known by a variety of names. We are not precluded from any particular form of swap or option agreement if our Manager determines it is consistent with our investment objectives and policies.

Swap agreements tend to shift investment exposure from one type of investment to another. Depending on how they are used, swap agreements may increase or decrease the overall volatility of our portfolio. The most significant factor in the performance of swap agreements is the change in the specific interest rate, currency, individual equity values or other factors that determine the amounts of payments due to and from us. If a swap agreement calls for payments or collateral transfers by us, we must be prepared to make such payments and transfers when due. Additionally, if a counterparty’s creditworthiness declines, the value of swap agreements with the counterparty can be expected to decline, potentially resulting in losses by us.

The U.S. Commodity Futures Trading Commission and certain commodity exchanges have established limits referred to as speculative position limits or position limits on the maximum net long or net short position that any person or group of persons may hold or control in particular futures and options. Limits on trading in options contracts also have been established by the various options exchanges. It is possible that trading decisions may have to be modified and that positions held may have to be liquidated to avoid exceeding such limits. Such modification or liquidation, if required, could adversely affect our operations and profitability.

Part of our investment strategy involves entering into derivative contracts that could require us to fund cash payments in the future under certain circumstances, such as the early termination of the derivative agreement caused by any event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the derivative contract. The amount due would be equal to the unrealized loss of the open derivative positions with the respective counterparty and could also include other fees and charges. These potential payments will be contingent liabilities and therefore may not appear on our balance sheet. The economic losses will be reflected in our financial results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.

Our investments in subordinated tranches of CLOs may be subject to losses.

We have invested a small portion of our total assets in lower-rated or non-rated deeply subordinated tranches of CLOs collateralized primarily by corporate leveraged loans and to a lesser extent by corporate debt securities. In general, losses on a loan or other asset included in a securitization will be borne first by equity support, a cash reserve fund or a letter of credit, if any, and then by the subordinated security holders. In the event of nonpayment on the loan or other asset and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchased. In addition, if the underlying asset portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy payments due on the related CLO, significant losses to us may result. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality securities because the ability of obligors of loans underlying the CLO to make required payments may be impaired. In such event, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these securities.

CLOs in which we have invested may not be adequately managed or may not have a liquid market. If this were the case, we could lose a portion, or potentially all, of our investment in subordinated tranches of CLOs.

Many CLO managers are relatively new to the securitization business and may not have the systems or processes in place to adequately manage such CLOs. Failure to adequately manage a CLO could result in, among other things, mistimed collateral sales and purchases, purchasing underperforming collateral, and inadequate cash flow processing, all of which could negatively affect the performance of the CLO. In addition, the market for these securities is relatively new and has been volatile for the last two years due to the continued adverse developments in the fixed income and credit markets, and we may have difficulty valuing them, financing them or finding a market should we decide to sell them. As a result, we could lose a portion, or potentially all, of our investment in subordinated tranches of CLOs, which could adversely impact our results of operations, financial condition and business.

The assets collateralizing the CLOs in which we have invested will subject us to specific risks that could adversely affect our operating results and the value of our assets.

The CLOs in which we have invested are collateralized primarily by corporate leveraged loans. These loans are term loans and revolving loans, pay interest at a fixed or floating rate, are senior or subordinated and secured or unsecured. These loans are illiquid. To the extent that they are non-investment grade, they may also bear risks associated with high-yield bonds.

The CLOs in which we have invested may acquire interests in corporate leveraged loans either directly (by way of sale or assignment) or indirectly (by way of participation). The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to the debt obligation; however, its rights can be more restricted than those of the assigning institution. Participation interests in a portion of the debt obligation typically result in a contractual relationship only with the institution participating out the interest, not with the borrower. In purchasing participations, the CLOs in which we have invested generally have no right to enforce compliance by the borrower with the terms of the credit agreement, or any rights of set-off against the borrower, and the CLOs in which we have invested do not directly benefit from the collateral supporting the debt obligation in which it has purchased the participation. As a result, the CLOs in which we invest will assume the credit risk of both the borrower and the institution selling the participation. Default rates on the corporate leveraged loans collateralizing the CLOs in which we have invested increased in 2008 and the respective CLO managers have been unable to seek adequate recourse, which has resulted in a decrease in the value of and income generated by our CLOs. We could experience increased defaults on the loans in our CLOs in the future.

Our investments in CLOs with over-collateralization requirements may have a negative impact on our cash flow.

The terms of CLOs in which we have invested require that the principal amount of assets must exceed the principal balance of the related bonds by a certain amount, commonly referred to as “over-collateralization.” The CLO terms generally provide that, if certain delinquencies and/or losses exceed specified levels, which are established based on the analysis by the rating agencies (or any financial guaranty insurer) of the characteristics of the assets collateralizing the bonds, our ability to receive net income from the assets collateralizing the obligations may be impaired. We cannot assure you that the over-collateralization tests will be satisfied.

We are highly dependent on communications and information systems operated by third parties, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay distributions to our stockholders.

Our business is highly dependent on communications and information systems that allow us to monitor, value, buy, sell, finance and hedge our investments. These systems are operated by third parties and, as a result, we have limited ability to ensure their continued operation. In the event of systems failure or interruption, we will have limited ability to affect the timing and success of systems restoration. Any failure or interruption of our systems could cause delays or other problems in our securities trading activities, including Agency RMBS trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

If we issue debt securities, our operations may be restricted and we will be exposed to additional risk.

If we decide to issue debt securities in the future, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. We, and indirectly our stockholders, will bear the cost of issuing and servicing such securities. Holders of debt securities may be granted specific rights, including but not limited to, the right to hold a perfected security interest in certain of our assets, the right to accelerate payments due under the indenture, rights to restrict dividend payments, and rights to approve the sale of assets. Such additional restrictive covenants and operating restrictions could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay distributions to our stockholders.

Risks Related To Our Management and Our Relationship with Our Manager, Cypress and Sharpridge

We are dependent on our Manager and may not find a suitable replacement if our Manager terminates the management agreement.

We have no employees. Our officers are employees of Sharpridge. We are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and strategies. We are subject to the risk that our Manager will terminate the management agreement and that no suitable replacement will be found to manage us. We believe that our success depends to a significant extent upon the experience of our Manager’s executive officers, whose continued service is not guaranteed. If our Manager terminates the management agreement, we may not be able to execute our business plan and may suffer losses, which could materially decrease cash available for distribution to our stockholders.

We are dependent on certain key personnel of Sharpridge and Cypress for our future success, and their continued service to us is not guaranteed.

The senior management of our Manager evaluates, negotiates, structures, closes and monitors our investments. We depend on the diligence, skill, investment expertise and network of business contacts of the senior management of our Manager and its affiliates. For a description of the senior management team, see

Item 10 of this annual report on Form 10-K. Kevin E. Grant is the chief executive officer of our Manager and has extensive experience managing investment portfolios maximizing risk adjusted returns. We are reliant on Mr. Grant’s expertise and his ability to select a highly talented team of senior management professionals to evaluate, negotiate, structure, close and monitor our investments. The loss of Mr. Grant’s services or the services of any of the executive officers of our Manager could have a material adverse effect on our performance and our ability to effectively monitor our portfolio of assets, source investment opportunities, make investment decisions, or execute our strategy and achieve our investment objectives. We also depend, to a significant extent, on our Manager’s access to the investment professionals and principals of Sharpridge and Cypress and the information and deal flow generated by the Sharpridge and Cypress investment professionals in the course of their investment and portfolio management activities. We are also subject to the risk that Sharpridge and/or Cypress will terminate their respective sub-advisory agreements with our Manager and that no suitable replacements will be found to advise our Manager. We can offer no assurance that our Manager will remain our Manager or that we will continue to have access to Sharpridge’s or Cypress’ principals and investment professionals or their information and deal flow.

Because our management agreement was negotiated between related parties and due to our relationship with our Manager, conflicts of interest exist that could result in decisions that are not in the best interests of our stockholders.

We are subject to potential conflicts arising out of our relationship with our Manager and its affiliates. We are entirely dependent on our Manager for our day-to-day management and have no independent officers. Our chairman, chief executive officer and president, chief financial officer, chief operating officer and secretary also serve as officers of Sharpridge. In addition, certain of our other directors are affiliated with our Manager. As a result, our management agreement with our Manager was negotiated between related parties and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

Although our Manager and its affiliates are not permitted to raise, advise or sponsor a new REIT that invests in domestic MBS, a portfolio company of any private equity fund controlled by Cypress shall not be deemed to be an affiliate or an entity under common control with our Manager. As a result, any such entity could engage in a business directly in competition with us. If our Manager or its affiliates engages in additional management or investment opportunities that have overlapping objectives with us, our Manager or its affiliates may face conflicts in the allocation of investment opportunities to these other managed entities or investments. As a result of our available liquidity, our investment policies, REIT requirements and other legal restrictions applicable to us and other relevant considerations, it is possible that we may not be given the opportunity to participate in certain investments made by existing or future entities affiliated with our Manager. Additionally, the ability of our Manager and its officers and employees to engage in other business activities may reduce the time our Manager spends managing us. In addition, we may compete, directly or indirectly, with other accounts or pools of capital affiliated or managed by Cypress and/or Sharpridge for access to Cypress and Sharpridge’s resources and investment opportunities, which may reduce investment opportunities available to us.

Our investment focus is different from those of other entities that are or have been managed by Cypress or Sharpridge investment professionals.

Even though our Manager is an affiliate of Cypress and Sharpridge, our investment focus is different from those of other entities that are or have been managed by Cypress or Sharpridge investment professionals. We can offer no assurance that our Manager will replicate the historical success of the Manager’s investment professionals in their previous endeavors, and we caution you that our investment returns could be substantially lower than the returns achieved by our Manager’s investment professionals’ previous endeavors.

Our board of directors does not approve each investment decision made by our Manager.

Our directors periodically review our investment guidelines and our investment portfolio. However, our board of directors does not review all of our proposed investments. In addition, in conducting periodic reviews, the directors may rely primarily on information provided to them by our Manager. Furthermore, transactions entered into or structured for us by our Manager may be difficult or impossible to unwind by the time they are reviewed by the directors.

Our base management fee is payable regardless of our performance.

Our Manager is entitled to receive a base management fee that is based on the amount of our net assets (as defined in the management agreement), regardless of the performance of our portfolio. Our Manager’s entitlement to substantial non-performance based compensation might reduce its incentive to devote its time and effort to seeking profitable opportunities for our portfolio. This in turn could hurt our ability to make distributions to our stockholders and could negatively impact our stock price.

Termination by us of the management agreement with our Manager without cause is difficult and costly.

The initial term of the management agreement expired on December 31, 2008, and it has been automatically renewed each year for a one-year term currently that will expire on December 31, 2010. Going forward, the management agreement will be automatically renewed for a one-year term each anniversary date thereafter unless notice of non-renewal is given to us by our Manager. Our independent directors will review our Manager’s performance annually and the management agreement may be terminated upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a majority of the outstanding shares of our common stock, based upon:

•	unsatisfactory performance by our Manager that is materially detrimental to us or

•

a determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent such a termination by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors and our Manager.

We must provide 180 days prior notice of any such termination. Our Manager will be paid a termination fee equal to four times the sum of (a) the average annual base management fee earned by the Manager during the 24-month period prior to such termination and (b) the average annual incentive compensation earned (notwithstanding that the payment of any such incentive compensation may have been waived) by our Manager during the 24-month period immediately prior to such termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. However, we and our Manager have agreed to terminate the management agreement upon the completion of an internalization transaction without payment of any termination fee to our Manager pursuant to the terms of the management agreement. The current termination fee may make it more difficult for us to terminate the management agreement. These provisions may increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate our Manager without cause.

Our Manager’s liability is limited under the management agreement, and we have agreed to indemnify our Manager against certain liabilities.

Pursuant to the management agreement, our Manager does not assume any responsibility other than to render the services called for thereunder and is not responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our Manager and its sub-advisors, members, officers and employees are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders for acts performed in accordance with and pursuant to the management agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of their duties under the management agreement. We have agreed to indemnify our Manager and its sub-advisors, members, officers, and employees and each person controlling our Manager with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of such indemnified party (i) not constituting bad faith, willful misconduct, gross negligence or reckless disregard of duties and (ii) performed in good faith in accordance with and pursuant to the management agreement.

Risks Related to Our Organization and Structure

Loss of our exemption from regulation under the Investment Company Act would negatively affect the value of shares of our common stock and our ability to distribute cash to our stockholders.

We have operated and intend to continue to operate our business so as to be exempt from registration under the Investment Company Act because we are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” Specifically, we invest and intend to continue to invest so that at least 55% of the assets that we own on an unconsolidated basis consist of qualifying mortgages and other liens and interests in real estate, which are collectively referred to as “qualifying real estate assets,” and so that at least 80% of the assets we own on an unconsolidated basis consist of real estate related assets (including our qualifying real estate assets). We treat Fannie Mae, Freddie Mac and Ginnie Mae whole-pool residential mortgage pass-through securities issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate assets. Our Agency RMBS consist and will consist solely of such Fannie Mae, Freddie Mac and Ginnie Mae whole-pool residential mortgage pass-through securities.

If we fail to qualify for this exemption, we could be required to restructure our activities in a manner that, or at a time when, we would not otherwise choose to do so, which could negatively affect the value of shares of our common stock and our ability to make distributions to our stockholders. For example, if the market value of our investments in CLOs and structured notes, neither of which are qualifying real estate assets or real estate related assets, were to increase by an amount that resulted in less than 80% of our assets being invested in Agency RMBS, we might have to sell CLOs and structured notes in order to maintain our exemption from the Investment Company Act. The sale could occur during adverse market conditions, and we could be forced to accept a price below that which we believe is acceptable.

Our charter and bylaws contain provisions that may inhibit potential acquisition bids that you and other stockholders may consider favorable, and the market price of our common stock may be lower as a result.

Our charter and bylaws contain provisions that may have an anti-takeover effect and inhibit a change in our board of directors. These provisions include the following:

There are ownership limits and restrictions on transferability and ownership in our charter. In order to qualify as a REIT for each taxable year after 2006, not more than 50% of the value of our outstanding capital stock may be owned, directly or constructively, by five or fewer individuals (as defined under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) to include natural persons and certain entities) during the second half of any calendar year and our shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of twelve months or during a proportionate part of a shorter taxable year. To assist us in meeting these requirements, subject to some exceptions, our charter generally prohibits any stockholder from beneficially or constructively owning more than 9.8% in value or number of shares, whichever is more restrictive, of any class or series of our outstanding capital stock unless an exemption is granted by our board of directors in its sole discretion. For purposes of this calculation, warrants treated as held by a person will be deemed to have been exercised. However, warrants held by other unrelated persons will not be deemed to have been exercised. Our board of directors has granted a waiver from the 9.8% ownership limit to Talon Sharpridge LLC, Talon Sharpridge QP LLC, Talon Opportunity Partners, LP and Talon Asset Management LLC, or collectively, Talon. The waiver allows Talon to own up to the greater of 15% or 2,509,246 shares of our common stock.

This ownership restriction may:

•

discourage a tender offer or other transactions or a change in the composition of our board of directors or control that might involve a premium price for our shares or otherwise be in the best interests of our stockholders; or

•	result in shares issued or transferred in violation of such restriction being automatically transferred to a trust for a charitable beneficiary and thereby resulting in a forfeiture of such shares.

Our charter permits our board of directors to issue common or preferred stock with terms that may discourage a third party from acquiring us. Our charter permits our board of directors to amend our charter, without approval of our stockholders, to increase the total number of authorized shares of stock or the number of shares of any class or series, and to cause the issuance of common or preferred stock, having preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, or terms or conditions of redemption as determined by our board. Thus, our board could authorize the issuance of common or preferred stock with terms and conditions that could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our shares might receive a premium for their shares over the then-prevailing market price of our shares.

Our charter and bylaws contain other possible anti-takeover provisions. Our charter and bylaws contain other provisions that may have the effect of delaying, deferring or preventing a change in control of us or the removal of existing directors and, as a result, could prevent our stockholders from being paid a premium for their common stock over the then-prevailing market price.

Certain provisions of Maryland law could inhibit changes in control.

Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or impeding a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock, including:

•

“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter special stockholder voting requirements on these combinations; and

•

“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

We have elected to opt out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL, by resolution of our board of directors, and in the case of the control share provisions of the MGCL, pursuant to a provision in our bylaws. However, our board of directors may by resolution elect to repeal the foregoing opt-outs from the business combination provisions of the MGCL, and we may, by amendment to our bylaws, opt in to the control share provisions of the MGCL in the future.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions not in your best interests.

Our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

We have entered into indemnification agreements with our directors and executive officers that obligate us to indemnify them to the maximum extent permitted by Maryland law. In addition, our charter authorizes our company to obligate itself to indemnify our present and former directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our bylaws require us, to the maximum extent permitted by Maryland law, to indemnify each present or former director or officer who has been successful in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we may be obligated to fund the defense costs incurred by our directors and officers.

We may be subject to adverse legislative or regulatory changes that could reduce the market price of our common stock.

At any time, laws or regulations, or the administrative interpretations of those laws or regulations, that impact our business and Maryland corporations may be amended. In addition, the markets for MBS and derivatives, including swaps, have been the subject of intense scrutiny in recent years. We cannot predict when or if any new law, regulation or administrative interpretation, or any amendment to any existing law, regulation or administrative interpretation, will be adopted or promulgated or will become effective. Additionally, revisions in these laws, regulations or administrative interpretations could cause us to change our investments. We could be adversely affected by any such change in, or any new, law, regulation or administrative interpretation, which could reduce the market price of our common stock.

Tax Risks

Failure to qualify as a REIT would subject us to federal income tax, which could adversely affect the value of the shares of our common stock and would reduce the cash available for distribution to our stockholders.

We operate in a manner that is intended to cause us to qualify as a REIT for federal income tax purposes. However, the federal income tax laws governing REITs are complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis.

Our ability to satisfy the asset tests depends upon the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Although we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year.

If we fail to qualify as a REIT in any calendar year, we would be required to pay federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Further, if we fail to qualify as a REIT, we might need to borrow money or sell assets in order to pay any resulting tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT was subject to relief under federal tax laws, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify.

We may lose our REIT qualification or be subject to a penalty tax if the Internal Revenue Service, or IRS, successfully challenges our characterization of income from our investments in subordinated tranches of CLOs and structured notes issued by foreign corporations.

We likely will be required to include in our income, even without the receipt of actual distributions, earnings from our investment in the subordinated tranches of CLOs and structured notes issued by foreign corporations. We intend to treat certain of these income inclusions as qualifying income for purposes of the 95% gross income test but not the 75% gross income test. The provisions that set forth what income is qualifying income for purposes of the 95% gross income test provide that gross income derived from dividends, interest and certain other enumerated classes of passive income qualify for purposes of the 95% gross income test. Income inclusions from equity investments in foreign corporations are technically neither actual dividends nor any of the other enumerated categories of income specified in the 95% gross income test for U.S. federal income tax purposes, and there is no other clear precedent with respect to the qualification of such income. However, based on advice of counsel, we intend to treat such income inclusions as qualifying income for purposes of the 95% gross income test. Nevertheless, because this income does not meet the literal requirements of the REIT provisions, it is possible that the IRS could successfully take the position that such income is not qualifying income. In the event that such income was determined not to qualify for the 95% gross income test, we would be subject to a penalty tax with respect to such income to the extent it and our other non-qualifying income exceeds 5% of our gross income or we could fail to qualify as a REIT. In addition, if such income was determined not to qualify for the 95% gross income test, we would need to invest in sufficient qualifying assets, or sell some of our interests in other foreign corporations, to ensure that the income recognized by us from our investment in the subordinated tranches of CLOs and structured notes issued by foreign corporations does not exceed 5% of our gross income, or we would cease to qualify as a REIT. We currently intend that income inclusions from our investment in subordinated tranches of CLOs and structured notes issued by foreign corporations together with any non-qualifying income will not exceed 5% of our gross income; however, no assurance can be given that this will not change in the future.

Our ability to invest in and dispose of “to be announced” securities could be limited by our REIT status, and we could lose our REIT status as a result of these investments.

We have purchased, and may purchase in the future, Agency RMBS through “to-be-announced” forward contracts, or TBAs, or dollar roll transactions. In certain instances, rather than take delivery of the Agency RMBS subject to a TBA, we will dispose of the TBA through a dollar roll transaction in which we agree to purchase similar securities in the future at a predetermined price or otherwise, which may result in the recognition of income or gains. We account for dollar roll transactions as purchases and sales. The law is unclear regarding whether TBAs will be qualifying assets for the 75% asset test and whether income and gains from dispositions of TBAs will be qualifying income for the 75% gross income test.

Until such time as we seek and receive a favorable private letter ruling from the IRS or we are advised by counsel that TBAs should be treated as qualifying assets for purposes of the 75% asset test, we will limit our investment in TBAs and any non-qualifying assets to no more than 25% of our assets at the end of any calendar quarter. Further, until such time as we seek and receive a favorable private letter ruling from the IRS or we are advised by counsel that income and gains from the disposition of TBAs should be treated as qualifying income for purposes of the 75% gross income test, we will limit our gains from dispositions of TBAs and any non-qualifying income to no more than 25% of our gross income for each calendar year. Accordingly, our ability to purchase Agency RMBS through TBAs and to dispose of TBAs, through dollar roll transactions or otherwise, could be limited.

Moreover, even if we are advised by counsel that TBAs should be treated as qualifying assets or that income and gains from dispositions of TBAs should be treated as qualifying income, it is possible that the IRS could successfully take the position that such assets are not qualifying assets and such income is not qualifying income. In that event, we could be subject to a penalty tax or we could fail to qualify as a REIT if (i) the value of our TBAs, together with our non-qualifying assets for the 75% asset test, exceeded 25% of our gross assets at the end of any calendar quarter or (ii) our income and gains from the disposition of TBAs, together with our non-qualifying income for the 75% gross income test, exceeded 25% of our gross income for any taxable year.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. In order to meet these tests, we may be required to forego attractive business or investment opportunities. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Liquidation of assets may jeopardize our REIT qualification.

To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our stockholders.

In order to qualify as a REIT, an entity must distribute to its stockholders, each calendar year, at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that a REIT satisfies the 90% distribution requirement, but distributes less than 100% of its taxable income, it will be subject to federal corporate income tax on its undistributed income. In addition, a REIT will incur a 4% nondeductible excise tax on the amount, if any, by which its distributions in any calendar year are less than the sum of:

•	85% of its REIT ordinary income for that year;

•	95% of its REIT capital gain net income for that year; and

•	100% of its undistributed taxable income from prior years.

We intend to continue to make distributions in the future to our stockholders in a manner intended to satisfy the 90% distribution requirement and to avoid both federal corporate income tax and the 4% nondeductible excise tax. However, there is no requirement that TRSs distribute their after-tax net income to their parent REIT or their stockholders, and if we utilize a TRS it may determine not to make any distributions to us.

Our taxable income may substantially exceed our net income as determined based on GAAP because, for example, realized capital losses will be deducted in determining our GAAP net income, but may not be deductible in computing our taxable income. In addition, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, referred to as phantom income. Although some types of phantom income are excluded in determining the 90% distribution requirement, we will incur corporate income tax and the 4% nondeductible excise tax with respect to any phantom income items if we do not distribute those items on an annual basis. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year. In that event, we may be required to use cash reserves, incur debt, or liquidate non-cash assets at rates or times that we regard as unfavorable in order to satisfy the distribution requirement and to avoid federal corporate income tax and the 4% nondeductible excise tax in that year.

If we make taxable distributions of our stock or debt securities, our stockholders may be required to pay tax in excess of the cash that they receive.

We may satisfy the 90% distribution test with taxable distributions of our stock or debt securities. Pursuant to Revenue Procedure 2010-12 (“Revenue Procedure”), which was recently issued by the IRS, the IRS has indicated that it will treat distributions from certain publicly traded REITs that are paid part in cash and part in stock as dividends that would satisfy the REIT’s annual distribution requirements and qualify for the dividends paid deduction for federal income tax purposes. In order to qualify for such treatment, the Revenue Procedure requires that at least 10% of the total distribution be payable in cash and that each stockholder have a right to elect to receive its entire distribution in cash. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a proportionate share of the cash to be distributed (although no stockholder electing to receive cash may receive less than 10% of such stockholder’s distribution in cash). This Revenue Procedure applies to distributions declared on or before December 31, 2012 with respect to taxable years ending on or before December 31, 2011. Although we have no current intention of paying dividends in our own stock, if in the future we choose to pay dividends in our own stock, our stockholders may be required to pay tax in excess of the cash that they receive.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code limit our ability to hedge Agency RMBS and related borrowings. Under these provisions, we must limit our aggregate gross income from non-qualifying hedges, fees, and certain other non-qualifying sources to 5% or less of our annual gross income. As a result, we might in the future have to limit our use of advantageous hedging techniques or implement those hedges through a domestic TRS. This could increase the cost of our hedging activities, because a domestic TRS would be subject to tax on gains, or leave us exposed to greater risks associated with changes in interest rates than we would otherwise want to bear.

The taxation of corporate dividends may adversely affect the value of our stock.

Legislation enacted in 2003 and 2006, among other things, generally reduces to 15% the maximum marginal rate of tax payable by taxpayers taxed at individual rates on dividends received from a regular C corporation until January 1, 2011. This reduced tax rate, however, will not apply to dividends paid by a REIT on its stock, except for certain limited amounts. While the earnings of a REIT that are distributed to its stockholders generally will still be subject to less federal income taxation than earnings of a non-REIT C corporation that are distributed to its stockholders net of corporate-level income tax, this legislation could cause taxpayers taxed at individual rates to view the stock of regular C corporations as more attractive relative to the stock of a REIT than was the case prior to the enactment of the legislation, because the dividends from regular C corporations will generally be taxed at a lower rate while dividends from REITs will generally be taxed at the same rate as the investor’s other ordinary income. We cannot predict what effect, if any, this legislation may have on the value of the stock of REITs in general or on the value of our common stock in particular, either in terms of price or relative to other investments.

The failure of Agency RMBS subject to a repurchase agreement to qualify as real estate assets would adversely affect our ability to qualify as a REIT.

We have entered into sale and repurchase agreements under which we nominally sold certain of our Agency RMBS to a counterparty and simultaneously entered into an agreement to repurchase the sold assets. We believe that we are treated for federal income tax purposes as the owner of the Agency RMBS that are the subject of any such agreement notwithstanding that such agreements may transfer record ownership of such assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could successfully assert that we did not own the Agency RMBS during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.

If the CLO and structured note issuers in which we have invested are subject to federal income tax at the entity level, it would greatly reduce the amounts those entities would have available to pay their creditors and to distribute to us.

We have invested in subordinated tranches of CLOs and structured notes, which are treated as equity for federal income tax purposes. The CLO and structured note issuers in which we have invested will be treated as corporations for federal income tax purposes. The CLO and structured note issuers are organized in foreign countries. There is a specific exemption from federal income tax for non-U.S. corporations that restrict their activities in the United States to trading stock and securities (or any activity closely related thereto) for their own account whether such trading (or such other activity) is conducted by the corporation or its employees or through a resident broker, commission agent, custodian or other agent. We expect that the CLO and structured note issuers in which we have invested will rely on that exemption or otherwise operate in a manner so that they will not be subject to federal income tax on their net income at the entity level. If the IRS were to succeed in challenging that tax treatment, it could greatly reduce the amount that those CLO and structured note issuers would have available to pay to their creditors and to distribute to us.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.

At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. For example, recently proposed legislation would impose U.S. withholding tax at a 30% rate on dividends and proceeds of sale in respect of our common stock received by a non-U.S. stockholder if certain disclosure requirements related to U.S. ownership are not satisfied. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted or promulgated or will become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation. Additionally, revisions in federal tax laws and interpretations thereof could cause us to change our investments and commitments and affect the tax considerations of an investment in us.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any properties. Our offices are located in leased space at 65 East 55th Street, New York, New York 10022 and the telephone number of our offices is (212) 612-3210. The offices of our Manager and The Cypress Group are at the same location. Sharpridge Capital Management, L.P. is located at 890 Winter Street, Suite 200, Waltham, Massachusetts, 02451. As part of our management agreement, our Manager is responsible for providing offices necessary for all operations, and accordingly, all lease responsibilities belong to our Manager.

Item 3.	Legal Proceedings

Neither we, nor our Manager are currently subject to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed and is traded on the New York Stock Exchange (“NYSE”) under the symbol “CYS” since June 12, 2009. The following table presents the high and low sales prices for our common stock as reported by the NYSE for the period from June 12, 2009 to December 31, 2009.

	High	Low
Period from June 12, 2009 to June 30, 2009	$12.10	$11.00
Quarter Ended September 30, 2009	14.89	11.80
Quarter Ended December 31, 2009	14.29	12.77

The per-share closing price for our common stock, as reported by the NYSE on February 9, 2010, was $13.40.

Holders of Our Common Stock

As of January 31, 2010, there were approximately 64 record holders of our common stock, including shares held in “street name” by nominees who are record holders.

Dividends

We intend to continue to pay quarterly dividends to holders of shares of common stock. Future dividends will be at the discretion of the board of directors and will depend on our earnings and financial condition, maintenance of our REIT qualification, restrictions on making distributions under Maryland law and such other factors as our board of directors deems relevant. For 2009, the Company paid $2.10 in cash per share of common stock in dividends of which 23% represented ordinary income, and 77% represented return of capital, for tax purposes. The following table sets forth, for the periods indicated, the dividends declared per share of common stock.

Common Dividends Declared Per Share
January 1, 2008 to March 31, 2008	$—
April 1, 2008 to June 30, 2008	$0.66
July 1, 2008 to September 30, 2008	$0.66
October 1, 2008 to December 31, 2008	$—
January 1, 2009 to March 31, 2009	$—
April 1, 2009 to June 30, 2009	$1.20
July 1, 2009 to September 30, 2009	$0.35
October 1, 2009 to December 31, 2009	$0.55

Performance Graph

The following graph provides a comparison of the cumulative total return on our common stock from June 12, 2009 to the NYSE closing price per share on December 31, 2009 with the cumulative total return on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”) and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT Index (the “FTSE NAREIT MREIT Index”). Total return values were calculated assuming a $100 investment on June 12, 2009 with reinvestment of all dividends in (i) the common stock, (ii) the S&P 500 and (iii) the FTSE NAREIT Equity Index.

The actual returns shown on the graph above are as follows:

	June 12, 2009	Jun-09	Jul-09	Aug-09	Sep-09	Oct-09	Nov-09	Dec-09
Cypress Sharpridge Investments, Inc.	$100.00	$103.03	$114.72	$121.21	$122.94	$118.61	$116.39	$124.92
S&P 500 Total Return	100.00	97.23	104.58	108.36	112.40	110.31	116.93	119.19
NAREIT Mortgage REIT	100.00	106.79	116.32	121.60	128.66	119.51	128.03	127.06

Item 6.	Selected Financial Data

The following table presents selected historical financial and operating information. The selected historical income statement and balance sheet data presented below as of December 31, 2009, 2008, 2007 and 2006, for the years ended December 31, 2009, 2008 and 2007 and for the period from February 10, 2006 (commencement of operations) to December 31, 2006, has been derived from our audited financial statements. Because we only operated our business for a portion of the year ended December 31, 2006, we do not believe that a comparison of our operating results for the years ended December 31, 2009, 2008 and 2007 to the period from February 10, 2006 (commencement of operations) to December 31, 2006 is indicative of the trends in our performance. The “Key Portfolio Statistics” have been derived from our underlying books and records.

The information presented below is only a summary and does not provide all of the information contained in our historical financial statements, including the related notes. You should read it in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our historical financial statements, including the related notes. The shares outstanding and per share amounts in the chart below have been adjusted to reflect the three-for-one reverse stock split effective May 28, 2008.

	Year Ended December 31,
	2009	2008	2007	2006*
Income Statement Data:
Investment income—Interest income
Interest Income—Agency RMBS	$44,060,342	$48,997,293	$129,505,620	$45,184,854
Interest Income—CLOs, Structured Notes & Cash Equivalents	1,465,807	6,478,529	6,079,522	2,882,851

Total interest income	45,526,149	55,475,822	135,585,142	48,067,705
EXPENSES:
Interest expense	4,461,432	23,980,836	112,995,775	38,716,966
Non-Investment expenses	7,013,669	7,747,884	5,246,895	3,637,531

Total expenses	11,475,101	31,728,720	118,242,670	42,354,497

Net investment income	34,051,048	23,747,102	17,342,472	5,713,208
Net gain (loss) from investments	39,513,017	(34,360,594)	(19,725,349)	(5,752,421)

GAINS AND (LOSSES) FROM SWAP CONTRACTS:
Net swap interest income (expense)	(7,623,821)	(6,945,012)	3,001,870	75,267
Net gain (loss) on termination of swap contracts	(10,804,123)	(35,118,468)	(3,432,742)	64,733
Net unrealized appreciation (depreciation) on swap contracts	8,709,674	13,504,523	(26,873,523)	865,480

Net gain (loss) from swap contracts	(9,718,270)	(28,558,957)	(27,304,395)	1,005,480

NET INCOME (LOSS)	$63,845,795	$(39,172,449)	$(29,687,272)	$966,267

Net income (loss) per common share (diluted)	$4.75	$(5.50)**	$(4.68)**	$0.24 **
Distributions per common share	$2.10	$1.32	$3.00	$1.98

Key Portfolio Statistics***
Average Agency RMBS(1)	$992,329,669	$897,714,150	$2,147,699,675	$890,543,418
Average securities sold under agreement to repurchase	847,359,432	796,027,700	2,044,976,836	832,746,432
Average net assets	178,411,354	110,261,494	163,990,080	83,355,831
Average yield on Agency RMBS(2)	4.44%	5.46%	6.03%	5.72%
Average cost of funds & hedge(3)	1.43%	3.89%	5.38%	5.23%
Interest rate spread net of hedge(4)	3.01%	1.57%	0.65%	0.49%
Leverage ratio (at period end)(5)	6.6:1	6.1:1	13.3:1	12.8:1

(1)	Our average Agency RMBS for the period was calculated by averaging the cost basis of our settled Agency RMBS during the period.
(2)	Our average yield on Agency RMBS for the period was calculated by dividing our interest income from Agency RMBS by our average Agency RMBS.
(3)

Our average cost of funds and hedge for the period was calculated by dividing our total interest expense, including our net swap interest income (expense), by our average securities sold under agreement to repurchase.

(4)	Our interest rate spread net of hedge for the period was calculated by subtracting our average cost of funds from our average yield on Agency RMBS.
(5)	Our leverage ratio was calculated by dividing total liabilities by net assets.
*	For the period from February 10, 2006 (commencement of operations) to December 31, 2006.
**

Amounts changed from previously reported due to retrospective application of amendments in ASC 260, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. Prior to the retrospective change the net income (loss) per diluted common share was $(5.48), $(4.58) and $0.33 for the years ended December 31, 2008 and 2007 and period ended December 31, 2006, respectively.

***	All percentages are annualized.

	As of December 31,
	2009	2008	2007	2006
Balance Sheet Data:
Cash and cash equivalents	$1,889,667	$7,156,140	$122,254	$984,498
Total assets	1,866,196,296	702,445,559	1,884,409,297	2,491,807,479
Repurchase agreements	1,372,707,572	587,485,241	1,337,613,863	2,306,318,000
Net assets	244,290,982	98,800,849	132,146,036	180,300,933
Net assets per common share	$13.02	$12.89	$19.75	$26.97

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report.

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

While we use hedging to mitigate some of our interest rate risk, we do not hedge all of our exposure to changes in interest rates. This is because there are practical limitations on our ability to insulate our portfolio from all potential negative consequences associated with changes in short term interest rates in a manner that will allow us to seek attractive spreads on our portfolio.

In addition to investing in issued pools of Agency RMBS, we occasionally utilize forward-settling purchases of Agency RMBS where the pool is “to-be-announced”, or TBAs. Pursuant to these TBA transactions, we agree to purchase, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date.

In February 2006, we completed our initial capitalization pursuant to which we raised net proceeds of $78.0 million. In December 2006, we completed an additional private offering in which we raised $105.8 million in net proceeds. In May 2008, we completed an additional private offering in which we raised $14.0 million in net proceeds. In June 2009, we successfully completed an initial public offering of 10.5 million shares of common stock, raising $105.8 million in net proceeds after offering expenses and the underwriters’ exercise of their over-allotment option.

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

Trends and Recent Market Impacts

The following trends and recent market impacts may also affect our business:

Interest Rate Environment and Liquidity

Actions by the U.S. Federal Reserve and the U.S. Treasury over the past two years appear to have stabilized the investing and financing environment for Agency RMBS. The liquidity facilities created by the U.S. Federal Reserve during 2007 and 2008 and its lowering of the Federal Funds Target Rate to 0 – 0.25%, along with the reduction of the 30-day LIBOR to 0.23% as of December 31, 2009, have lowered our financing costs (which most closely correlates with the 30-day LIBOR) and stabilized the availability of repurchase agreement financing. The following table shows 30-day LIBOR and the U.S. Federal Funds Target Rate at the end of each respective fiscal quarter:

Date	30-Day LIBOR	Federal Funds Target Rate
December 31, 2009	0.231%	0.25%
September 30, 2009	0.246%	0.25%
June 30, 2009	0.309%	0.25%
March 31, 2009	0.500%	0.25%
December 31, 2008	0.436%	0.25%
September 30, 2008	3.926%	2.00%
June 30, 2008	2.463%	2.00%
March 31, 2008	2.703%	2.25%

Source: Bloomberg

Actions taken by the FHFA to place Fannie Mae and Freddie Mac under conservatorship and the U.S. Federal Reserve’s purchase of Agency RMBS have likewise stabilized the market for our assets. Despite the fall in short term interest rates, yields on U.S. Treasury securities have risen with the yield on five-year U.S. Treasury notes rising by 113 basis points during 2009. Despite this rise in yields on U.S. Treasury securities, the market prices of Agency RMBS rose in 2009. We believe this is an unusual circumstance and reflective of the stabilization of the Agency RMBS market. The following table is illustrative of this situation by comparing market levels for two benchmark securities, the yield on five-year U.S. Treasury Notes and the price of 15-year Fannie Mae 4.5% Agency RMBS:

Date	Five-Year US Treasury Note	Market Price of 15-Year Fannie Mae 4.5% Agency RMBS

December 31, 2009	2.68%	$102.984
September 30, 2009	2.31%	$103.547
June 30, 2009	2.56%	$102.000
March 31, 2009	1.66%	$103.000
December 31, 2008	1.55%	$102.375
September 30, 2008	2.98%	$97.200
June 30, 2008	3.33%	$96.750
March 31, 2008	2.44%	$99.750

Source: Bloomberg

Yields on three-year interest rate swaps, currently one of our primary hedging vehicles, were relatively stable over the year ended December 31, 2009, rising by only 31 basis points. Yields on mortgage securities were similarly stable during the same period. The yield on a par-priced Fannie Mae Agency RMBS backed by 30-year mortgage loans rose by 66 basis points over the year. Our financing costs have fallen as financing rates have roughly tracked the interest rate cuts adopted by the U.S. Federal Reserve, which has consequently improved the net interest margin on our portfolio.

In addition, the U.S. Federal Reserve program to purchase $200 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $1.25 trillion in Agency RMBS issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae was initiated with the intention to reduce the cost and increase the availability of credit for the purchase of houses, which in turn was expected to support housing markets and foster improved conditions in financial markets more generally. The purchases of direct obligations began during the first week of December 2008 and the purchases of Agency RMBS began on January 5, 2009. Under the U.S. Federal Reserve’s program, it has purchased $1.2 trillion of Agency RMBS as of January 28, 2010. The program is expected to terminate on March 31, 2010. In addition, through the course of 2009 the U.S. Treasury purchased $250 billion of Agency RMBS. One of the effects of these programs has been the increase in price of agency securities, which has caused a decrease in our net interest margin. Once the program is terminated it may cause a decrease in demand for these securities, which likely would reduce their market price.

Conservatorship of Fannie Mae and Freddie Mac

Payments on the Agency RMBS in which we invest are guaranteed by Fannie Mae and Freddie Mac. Because of the guarantee and the underwriting standards associated with mortgages underlying Agency RMBS, they have historically had high price stability and been considered to present low credit risk. However, the recent turmoil in the residential mortgage sector severely weakened the financial condition of Fannie Mae and Freddie Mac and, as a result, Agency RMBS experienced increased price volatility. Consequently, in 2008 the U.S. Government placed Fannie Mae and Freddie Mac under federal conservatorship. In connection with the placement of Fannie Mae and Freddie Mac in conservatorship, the U.S. Treasury agreed to provide certain financial support to these entities. We expect that the U.S. Government’s conservatorship of Fannie Mae and Freddie Mac will allow these institutions to continue to issue Agency RMBS. No assurance can be given, however, that the conservatorship of Fannie Mae and Freddie Mac will continue to have a positive effect on the supply of Agency RMBS. For example, at a hearing on January 22, 2010, the Chairman of the House Financial Services Committee stated that the committee will be recommending to the U.S. Congress to abolish Fannie Mae and Freddie Mac in favor of a new system of providing housing finance.

Prior to December 2009, the financing arrangement between the U.S. Treasury and Fannie Mae and Freddie Mac required these entities to cap their Agency RMBS portfolio at $900 billion each and then begin reducing their portfolio of Agency RMBS by 10% per year beginning in 2010. In December 2009, the U.S. Treasury loosened this requirement by allowing the portfolio reduction requirements to be applied to the maximum allowable size of the portfolios, rather than the actual size of the portfolios. Also, the U.S. Treasury originally was going to require Fannie Mae and Freddie Mac to pay a quarterly commitment fee to the U.S. Treasury beginning on March 31, 2010. In December 2009, the U.S. Treasury postponed that start date to December 31, 2010. The change to Fannie Mae and Freddie Macs portfolio reduction requirements could extend the time period by which these entities sell portions of their Agency RMBS portfolios in the market, which, in turn, could cause the supply of Agency RMBS to be smaller than we originally anticipated.

Yield Curve

During 2009, LIBOR and the U.S. Federal Funds Target Rate fell while yields on longer dated Treasury and other securities rose resulting in a steepening yield curve. During this period , the 30-day LIBOR fell by approximately 20 basis points to a historic low of 0.231% at December 31, 2009, while the yield on three-year U.S. Treasury notes increased by approximately 71 basis points and the yield on 10-year U.S. Treasury notes increased by approximately 163 basis points. The market prices of our Agency RMBS backed by hybrid ARMs and fixed rate mortgages correlate more closely with the longer end of the yield curve. As a result, with the yield curve remaining steep, these securities continue to produce high yields relative to our financing costs. For our Agency RMBS portfolio, an increase in short term interest rates would increase our financing rates and, therefore, reduce our net interest margin.

Prepayment Rates and Loan Modification Programs

During 2009 prepayment rates on Agency RMBS moved up only slightly by the end of the year. The following table shows the prepayment rates for Agency RMBS backed by fixed rate mortgages:

	Jan-09	Feb-09	Mar-09	Apr-09	May-09	Jun-09	Jul-09	Aug-09	Sep-09	Oct-09	Nov-09	Dec-09
Fannie Mae	16.4	22.2	21.7	21.4	23.4	22.6	18.3	15.0	13.7	15.7	14.9	18.5
Freddie Mac	17.3	24.5	24.1	23.8	24.8	24.4	19.3	13.9	12.5	14.2	15.7	18.2
Ginnie Mae	23.8	24.4	25.6	28.2	29.6	24.0	19.5	17.5	20.7	21.0	23.2	29.0

During the second half of 2008, the U.S. Government, through the Federal Housing Administration (“FHA”) and the FDIC, commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. One such program is the Hope for Homeowners program, which is effective from October 1, 2008 through September 30, 2011 and will enable certain distressed borrowers to refinance their mortgages into FHA-insured loans. In addition, in February 2009 the U.S. Treasury announced the Homeowner Affordability and Stability Plan (“HASP”), which is a multi-faceted plan intended to prevent residential mortgage foreclosures by, among other things:

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

Credit Spreads

Over the past several years, the credit markets generally experienced tightening credit spreads (specifically, spreads between U.S. Treasury securities and other securities that are identical in all respects except for ratings) mainly due to the strong demand for lending opportunities. Generally, when credit spreads tighten the value of Agency RMBS increases, which would result in an increase in our book value. During 2008, credit spreads widened due to the turmoil in the credit markets. However, as a result of the actions of the U.S. Treasury and U.S. Federal Reserve in late 2008 and 2009, credit spreads have tightened again, which has resulted in an increase in our book value. If credit spreads were to widen again, we expect the market value of Agency RMBS would decrease, which could reduce our book value but also create an attractive opportunity to reinvest principal and interest from our existing portfolio as well as deploy new capital into higher-yielding Agency RMBS.

Investing the Proceeds of our Initial Public Offering

We completed our initial public offering on June 12, 2009 and began investing the proceeds following closing on June 17, 2009. While we believe that the U.S. Federal Reserve’s Agency RMBS purchase program had inflated prices, we were still able to acquire a mix of Agency RMBS backed by 15 year fixed rate mortgages and five year hybrid ARMs with a weighted average coupon of 4.21% and an average purchase price of $100.98 with the proceeds.

Financial Condition

As of December 31, 2009, 2008 and 2007, the Agency RMBS in our portfolio were purchased at a net premium to their par value, with a weighted-average amortized cost of $101.4, $101.4 and $101.9, respectively, due to the average interest rates on these investments being higher than prevailing market rates. As of December 31, 2009, 2008 and 2007, we had approximately $25.0 million, $10.0 million and $34.2 million, respectively, of unamortized premium included in the cost basis of our investments.

As of December 31, 2009, 2008 and 2007, our Agency RMBS portfolio consisted of the following assets:

December 31, 2009

	Par Amount	Fair Value	Weighted Average
Security Description			Coupon	Months to Reset(1)	Constant Prepayment Rate(2)
	(in thousands)
Agency RMBS collateralized by hybrid ARMs	$565,396	$586,834	4.5%	46.8	23.4%
Agency RMBS collateralized by short-reset hybrid ARMs(3)	263,728	275,717	4.5	13.3	19.0
Agency RMBS collateralized by monthly reset ARMs	140,226	145,134	3.0	1	11.2
Agency RMBS collateralized by fixed rate mortgages	814,716	836,126	4.5	N/A	9.0

Total Agency RMBS	$1,784,066	$1,843,811

December 31, 2008

	Par Amount	Fair Value	Weighted Average
Security Description			Coupon	Months to Reset(1)	Constant Prepayment Rate(2)
	(in thousands)
Agency RMBS collateralized by hybrid ARMs	$332,468	$341,132	5.7%	42.2	10.6%
Agency RMBS collateralized by short-reset hybrid ARMs(3)	8,723	8,785	4.6	4.0	18.3
Agency RMBS collateralized by monthly reset ARMs	154,575	153,609	4.7	1	5.5
Agency RMBS collateralized by fixed rate mortgages	176,566	182,040	5.8	N/A	6.6

Total Agency RMBS	$672,332	$685,566

December 31, 2007
	Par Amount	Fair Value	Weighted Average
Security Description			Coupon	Months to Reset(1)	Constant Prepayment Rate(2)
	(in thousands)
Agency RMBS collateralized by hybrid ARMs	$738,367	$752,741	5.9%	50.5	26.3%
Agency RMBS collateralized by monthly reset ARMs	457,979	469,515	7.2	1	29.9
Agency RMBS collateralized by fixed rate mortgages	600,714	612,898	6.2	N/A	22.0

Total Agency RMBS	$1,797,060	$1,835,154

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

Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of December 31, 2009, 2008 and 2007, the average final contractual maturity of the mortgage portfolio is in year 2031, 2035 and 2037, respectively.

The average expected life of our Agency RMBS reflects the estimated average period of time the securities in the portfolio will remain outstanding. The average expected lives of our Agency RMBS do not exceed five years, based upon prepayment models obtained through subscription-based financial information service providers. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, the mortgage rate of the outstanding loan, loan age, margin and volatility. The actual lives of the Agency RMBS in our investment portfolio could be longer or shorter than those estimates depending on the actual prepayment rates experienced over the lives of the applicable securities. As of December 31, 2009, 2008 and 2007 we had $9.2 million, $4.3 million and $25.7 million of CLOs, respectively. In addition, as of December 31, 2009, 2008 and 2007 we had $0.2 million, $0.6 million and $9.6 million of structured notes, respectively.

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

At December 31, 2009, we were a party to four interest rate swaps with maturities between April 2012 and November 2013 with an aggregate notional amount of $740.0 million and a fair value of approximately $(3.8) million. At December 31, 2008, we were a party to one interest rate swap with a maturity of May 2010 with an aggregate notional amount of $240.0 million and a fair value of approximately $(12.5) million. At December 31, 2007, we were a party to five interest rate swaps with maturities ranging from May 2010 to October 2012 with an aggregate notional amount of approximately $890.0 million and a fair value of approximately ($26.0) million. As of December 31, 2009, 2008 and 2007, the weighted average fixed rate on our interest rate swaps was 2.034%, 5.164% and 5.052%, respectively.

The current fair value of interest rate swaps is heavily dependent on the current market fixed rate, the corresponding term structure of floating rates (known as the yield curve) as well as the expectation of changes in future floating rates. As expectations of future floating rates change, the fair value of interest rate swaps changes.

Liabilities

We have entered into repurchase agreements to finance some of our purchases of Agency RMBS. These agreements are secured by our Agency RMBS and bear interest at rates that have historically moved in close relationship to LIBOR. At December 31, 2009, we had approximately $1,372.7 million of liabilities pursuant to repurchase agreements with 16 counterparties that had weighted-average interest rates of approximately 0.28%, and maturities of between four and 68 days. In addition, as of December 31, 2009 we had approximately $229.8 million in payables for securities purchased, a portion of which will be financed through repurchase agreements. Because we measure leverage as total liabilities divided by net assets, the approximately $229.8 million payable for securities purchased is included in our December 31, 2009 leverage ratio of 6.6 to 1. At December 31, 2008, we had approximately $587.5 million of liabilities pursuant to repurchase agreements with six counterparties that had weighted-average interest rates of approximately 2.44%, and maturities of between two and 20 days. At

December 31, 2007, we had approximately $1,377.6 million of liabilities pursuant to repurchase agreements with seven counterparties that had weighted-average interest rates of approximately 5.07%, and maturities of between three and seven days. Below is a summary of our payable for securities purchased as of December 31, 2009 and 2007. We did not have any payable for securities purchased at December 31, 2008.

December 31, 2009

Forward Settling Purchases	Settle Date	Par Value	Payable
FNMA—15 Year 4.0% Fixed	1/19/2010	$75,000,000	$76,439,088
GNMA—30 Year 4.0% Hybrid ARM	1/25/2010	25,000,000	25,541,301
FNMA—15 Year 4.5% Fixed	2/17/2010	75,000,000	77,118,775
FNMA—15 Year 4.0% Fixed	3/16/2010	50,000,000	50,739,608

		$225,000,000	$229,838,772

December 31, 2007

Forward Settling Purchases	Settle Date	Par Value	Payable
FHLMC-30 Year 6.5% Fixed	1/14/2008	$247,000,000	$253,792,500
FNMA-30 Year 5.5% Fixed	1/14/2008	125,000,000	124,394,531

		$372,000,000	$378,187,031

Results of Operations

	Years Ended December 31,
	2009	2008	2007
Income Statement Data:
Investment income—Interest income
Interest Income—Agency RMBS	$44,060,342	$48,997,293	$129,505,620
Interest Income—CLOs, Structured Notes & Cash Equivalents	1,465,807	6,478,529	6,079,522

Total interest income	45,526,149	55,475,822	135,585,142
EXPENSES:
Interest expense	4,461,432	23,980,836	112,995,775
Non-Investment expenses	7,013,669	7,747,884	5,246,895

Total expenses	11,475,101	31,728,720	118,242,670

Net investment income	34,051,048	23,747,102	17,342,472
Net gain (loss) from investments	39,513,017	(34,360,594)	(19,725,349)

GAINS AND (LOSSES) FROM SWAP CONTRACTS:
Net swap interest income (expense)	(7,623,821)	(6,945,012)	3,001,870
Net gain (loss) on termination of swap contracts	(10,804,123)	(35,118,468)	(3,432,742)
Net unrealized appreciation (depreciation) on swap contracts	8,709,674	13,504,523	(26,873,523)

Net gain (loss) from swap contracts	(9,718,270)	(28,558,957)	(27,304,395)

NET INCOME (LOSS)	$63,845,795	$(39,172,449)	$(29,687,272)

Net income (loss) per common share (diluted)	$4.75	$(5.50)*	$(4.68)*
Distributions per common share	$2.10	$1.32	$3.00

Key Portfolio Statistics**
Average Agency RMBS(1)	$992,329,669	$897,714,150	$2,147,699,675
Average securities sold under agreement to repurchase	847,359,432	796,027,700	2,044,976,836
Average net assets	178,411,354	110,261,494	163,990,080
Average yield on Agency RMBS(2)	4.44%	5.46%	6.03%
Average cost of funds & hedge(3)	1.43%	3.89%	5.38%
Interest rate spread net of hedge(4)	3.01%	1.57%	0.65%
Leverage ratio (at period end)(5)	6.6:1	6.1:1	13.3:1

(1)	Our average Agency RMBS for the period was calculated by averaging the cost basis of our settled Agency RMBS during the period.
(2)	Our average yield on Agency RMBS for the period was calculated by dividing our interest income from Agency RMBS by our average Agency RMBS.
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
*

Amounts changed from previously reported due to retrospective application of amendments in ASC 260, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. Prior to the retrospective change the net income (loss) per diluted common share was $(5.48) and $(4.58) for the years ended December 31, 2008 and 2007, respectively.

**	All percentages are annualized.

Core Earnings:

Core Earnings represents a non-GAAP financial measure and is defined as net income (loss) excluding net realized gain (loss) on investments, net unrealized appreciation (depreciation) on investments, net realized gain (loss) on termination of swap contracts and unrealized appreciation (depreciation) on swap contracts. In order to evaluate the effective yield of the portfolio, management uses Core Earnings to reflect the net investment income of our portfolio as adjusted to include the net swap interest income (expense). Core Earnings allows management to isolate the interest income (expense) associated with our swaps in order to monitor and project our borrowing costs and interest rate spread. In addition, management utilizes Core Earnings as a key metric in conjunction with other portfolio and market factors to determine the appropriate leverage and hedging ratios, as well as the overall structure of the portfolio.

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

	Years Ended December 31,
	2009	2008	2007
Non-GAAP Reconciliation:
NET INCOME (LOSS)	$63,845,795	$(39,172,449)	$(29,687,272)
Net (gain) loss from investments	(39,513,017)	34,360,594	19,725,349
Net (gain) loss on termination of swap contracts	10,804,123	35,118,468	3,432,742
Net unrealized (appreciation) depreciation on swap contracts	(8,709,674)	(13,504,523)	26,873,523

Core Earnings	$26,427,227	$16,802,090	$20,344,342

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Income. Net income increased $103.0 million to $63.8 million for the year ended December 31, 2009, compared to a loss of $39.2 million for the year ended December 31, 2008. The major components of this increase are detailed below.

Net Gain (Loss) From Investments. Net gain (loss) from investments increased by $73.9 million to $39.5 million for the year ended December 31, 2009, as compared to $(34.4) million for the year ended December 31, 2008. The change was due to the increase in fair value of Agency RMBS primarily resulting from the U.S. Federal Reserve program to purchase up to $1.25 trillion of Agency RMBS. The U.S. Federal Reserve’s program began in January 2009 and they have since purchased $1.2 trillion of Agency RMBS as of January 28, 2010, representing approximately 80% of total origination. The program is expected to terminate on March 31, 2010, after which there could be a decrease in demand for these securities thereby pushing down the price. In addition, through the course of 2009 the U.S. Treasury purchased $250 billion of Agency RMBS.

Net Gain (Loss) from swap contracts. Net gain (loss) from swap contracts increased by $18.9 million to $(9.7) million for the year ended December 31, 2009, compared to $(28.6) million for the year ended December 31, 2008. The net gain (loss) on termination of swap contracts combined with the net unrealized appreciation (deprecation) on swap contracts (the “Market Impact”) was $(2.0) million for the year ended December 31, 2009, compared with $(21.6) million for the year ended December 31, 2008 an increase of $19.5 million. The Market Impact of our swaps is summarized below. During 2008 we reduced the size of our interest rate swaps as we de-levered our portfolio. In 2009 we added additional swaps after our initial public offering and additionally in November, as we sought to reduce the interest rate risk of our portfolio.

The following is a summary of our transactions of interest rate swap contracts and a chart of 3-year swap rates during the years ended December 31, 2009 and 2008:

Notional Amount
Interest Rate Swaps at December 31, 2007	$890,000,000
March-08	(160,000,000)
March-08	(225,000,000)
March-08	(140,000,000)
October-08	(125,000,000)

Interest Rate Swaps at December 31, 2008	$240,000,000
April-09	(240,000,000)
April-09	240,000,000
June-09	200,000,000
June-09	200,000,000
November-09	100,000,000

Interest Rate Swaps at December 31, 2009	$740,000,000

Total Expenses. Interest expense decreased by $19.5 million to $4.5 million for the year ended December 31, 2009, as compared to $24.0 million for the year ended December 31, 2008, due to the decrease in short-term interest rates. During the year ended December 31, 2009 the average rate on our repurchase agreements was 0.53% compared with 3.01% during the year ended December 31, 2008.

For the year ended December 31, 2009, non-investment expenses decreased by $0.7 million to $7.0 million compared to $7.7 million for the year ended December 31, 2008. This decrease represents a significant decrease in expenses as a percentage of net assets of 3.93% and 7.03% for the years ended December 31, 2009 and 2008, respectively. The primary reason for the decrease was that (i) our expenses for 2008 included $2.3 million of offering expenses, a non-recurring expense and (ii) we had a larger asset base in 2009. Average net assets were $178.4 million and $110.3 million for the years ended December 31, 2009 and 2008, respectively. Non-investment expenses consist of management fees payable to our Manager in accordance with our management agreement, amortization related to restricted stock and stock options granted to our executive officers, certain officers and employees of our Manager and its sub-advisors and other individuals who provide services to us, as designated by our Manager, and our independent directors, directors’ fees, insurance premium expenses for directors and officers insurance and other general and administrative expenses, including legal and accounting fees.

Interest Income. Interest income, which consists of interest income on Agency RMBS, subordinated tranches of CLOs, structured notes and short term investments and other debt securities, decreased by $9.9 million to $45.5 million for the year ended December 31, 2009, as compared to $55.5 million for the year ended December 31, 2008. The change in interest income is due to the decreased average yield on Agency RMBS and the reduction of income earned on our CLOs. During the year ended December 31, 2009 and 2008, our average yield on Agency RMBS was 4.44% and 5.46%, respectively.

Interest on CLO and collateralized debt obligation (“CDO”) securities is accrued at a rate determined based on estimated future cash flows and adjusted prospectively as future cash flow amounts are recast. For CDO and CLO securities placed on nonaccrual status or when the Company cannot reliably estimate cash flows, the cost recovery method is used. Interest income on subordinated tranches of CLOs and short term investments and other debt securities, decreased by $5.0 million to $1.5 million for the year ended December 31, 2009, as compared to $6.5 million for the year ended December 31, 2008. Additionally, a component of the Company’s net income for 2009 was $2.0 million of distributions from CLOs that were accounted for under the cost recovery method and thereby excluded from our interest income and Core Earnings. This compared to $2.7 million for the year ended December 31, 2008. Total cash received on our current CLO portfolio since inception through December 31, 2009 was as follows:

	Years Ended December 31,
	2009	2008	2007	2006	Total
AMMC CLO V, LTD	$—	$261,723	$359,784	$496,302	$1,117,809
AMMC CLO VII, LTD	—	993,967	489,853	—	1,483,820
ARES VIR CLO, LTD	—	747,687	764,181	403,041	1,914,909
AVENUE CLO V, LTD	29,316	512,311	71,476	—	613,103
BALLYROCK CLO 2006-2, LTD	491,254	1,256,995	223,185	—	1,971,434
CARLYLE HIGH YIELD PARTNERS VIII, LTD	173,763	680,643	500,041	120,000	1,474,447
EATON VANCE CDO IX, LTD	25,262	722,705	323,753	—	1,071,720
FLAGSHIP CLO V, LTD	656,777	918,474	636,849	—	2,212,100
PRIMUS CLO I, LTD	—	582,090	377,222	—	959,312
START III CLO, LTD	547,668	625,762	684,423	—	1,857,853
TRIMARAN CLO VII, LTD	549,938	547,517	11,636	—	1,109,091

Total	$2,473,978	$7,849,874	$4,442,403	$1,019,343	$15,785,598

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Investment Income. Net investment income increased by $6.4 million to $23.7 million for the year ended December 31, 2008 as compared to $17.3 million for the year ended December 31, 2007. Net investment income consists of interest income less interest expense and non-investment expenses. The increase was due to the increase in spread between the interest earned on our portfolio and our borrowing costs. For the years ended December 31, 2008 and 2007, the average yield on Agency RMBS was approximately 5.46% and 6.03%, respectively, and our average cost of funds and hedge was approximately 3.89% and 5.38%, respectively. As a result, for the years ended December 31, 2008 and 2007, our interest rate spread net of hedge was approximately 1.57% and 0.65%, respectively.

Interest Income. Interest income, which consists of interest income on Agency RMBS, subordinated tranches of CLOs and short term investments and other debt securities, decreased by $80.1 million to $55.5 million for the year ended December 31, 2008. The change in interest income is primarily related to the change in asset levels during each period. Our average net assets were $110.3 million and $164.0 million for the years ended 2008 and 2007, respectively.

Interest Expense. Interest expense, which consists of interest expense relating to repurchase agreements, decreased by $89.0 million to $24.0 million for the year ended December 31, 2008 compared to the year ended 2007, primarily due to the decreased asset levels and decreased borrowing costs discussed above.

Non-Investment Expenses. Non-investment expenses consist of management fees payable to our Manager in accordance with our management agreement, amortization related to restricted stock and stock options granted to our executive officers, certain officers and employees of our Manager and its sub-advisors and other individuals who provide services to us, as designated by our Manager, and our independent directors, directors’ fees and insurance premium expenses for directors and officers insurance and other general and administrative expenses, including legal and accounting fees. For the year ended December 31, 2008, non-investment expenses totaled $7.7 million as compared to $5.2 million for the year ended December 31, 2007. The increase of $2.5 million in 2008 compared to 2007 was primarily due to expensing offering costs of $2.3 million.

Net Loss from Investments. Net loss from investments increased by $15.9 million to $62.9 million for the year ended December 31, 2008 as compared to a loss of $47.0 for the year ended December 31, 2007. The change in 2008 as compared to 2007 was primarily due to the change in net realized losses and unrealized depreciation on investments of $34.4 million in 2008 compared to $19.7 million in 2007. During the year ended December 31, 2008, we had a net loss on interest rate swap contracts of $28.6 million compared to a loss of $27.3 million for the year ended December 31, 2007.

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

We enter into repurchase agreements to finance some of our purchases of Agency RMBS. As of December 31, 2009 and 2008, we had outstanding approximately $1,372.7 million and $587.5 million, respectively, of liabilities pursuant to repurchase agreements that had weighted-average borrowing rates of approximately 0.28% and 2.44%, respectively, and maturities of between four and 68 days and two and 20 days, respectively. As of December 31, 2009 and 2008, interest payable on our repurchase agreements was $0.4 million and $1.6 million, respectively.

We enter into interest rate swap contracts as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for the term of the swap contract. At December 31, 2009 and 2008, we had the following interest rate swap contracts:

As of December 31, 2009

Counterparty	Expiration Date	Pay Rate	Receive Rate	Notional Amount	Fair Value
Deutsche Bank Group	April 2012	1.6910%	3-Month LIBOR	$240,000,000	$(543,716)
Deutsche Bank Group	June 2012	2.2660%	3-Month LIBOR	200,000,000	(2,558,748)
The Royal Bank of Scotland plc	July 2012	2.1250%	3-Month LIBOR	200,000,000	(1,822,869)
The Royal Bank of Scotland plc	November 2013	2.2125%	3-Month LIBOR	100,000,000	1,131,487

				$740,000,000	$(3,793,846)

As of December 31, 2008
Counterparty	Expiration Date	Pay Rate	Receive Rate	Notional Amount	Fair Value
JPMorgan, Inc	May 2010	5.164%	3-Month LIBOR	$240,000,000	$(12,503,520)

We enter into certain contracts that contain a variety of indemnification obligations, principally with our Manager, brokers and counterparties to interest rate swap contracts and repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of December 31, 2009 and 2008.

In addition, as of December 31, 2009, we had a $229.8 million payable for securities purchased, a portion of which will be financed through repurchase agreements. We did not have any payable for securities purchased at December 31, 2008. Because we measure leverage as total liabilities divided by net assets, the $229.8 million payable for securities purchased is included in our December 31, 2009 leverage ratio of 6.6 to 1. Below is a summary of our payable for securities purchased as of December 31, 2009:

Forward Settling Purchases	Settle Date	Par Value	Payable
FNMA—15 Year 4.0% Fixed	1/19/2010	$75,000,000	$76,439,088
GNMA—30 Year 4.0% Hybrid ARM	1/25/2010	25,000,000	25,541,301
FNMA—15 Year 4.5% Fixed	2/17/2010	75,000,000	77,118,775
FNMA—15 Year 4.0% Fixed	3/16/2010	50,000,000	50,739,608

		$225,000,000	$229,838,772

Off-Balance Sheet Arrangements

As of December 31, 2009 and 2008, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2009 and 2008, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Liquidity and Capital Resources

During the year ended December 31, 2009, 2008 and 2007 our cash flows from operations provided (used) cash of $(880.7) million, $757.5 million and $984.8 million, respectively. For the year ended December 31, 2009 we used the cash generated from our initial public offering to purchase investment securities. During the years ended December 31, 2008 and 2007 the cash provided from operations was the result of delevering the portfolio. During the years ended December 31, 2009, 2008 and 2007 we had net (purchases) sales of securities (net of purchases, sales and paydown proceeds) of $(1,126.5) million, $1,142.7 million and $570.9, respectively.

We held cash and cash equivalents of $1.9 million, $7.2 million and $0.1 million at December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, our source of funds, excluding our February 2006 private placement, December 2006 and May 2008 private offerings and our June 2009 initial public offering, consisted of net proceeds from repurchase agreements totaling $1,372.7 million, with a weighted-average borrowing rate of 0.28%, which we used to finance the acquisition of Agency RMBS. We expect to continue to borrow funds in the form of repurchase agreements. As of December 31, 2009, we had established 25 borrowing arrangements with various investment banking firms and other lenders, 16 of which were in use. As of December 31, 2008, our source of funds, excluding our February 2006 private placement, and our December 2006 and May 2008 private offerings, consisted of net proceeds from repurchase agreements totaling $587.5 million, with a weighted-average borrowing rate of 2.44%, which we used to finance the acquisition of Agency RMBS. As of December 31, 2008, we had established 20 borrowing arrangements with various investment banking firms and other lenders, six of which were in use. As of December 31, 2007, our source of funds, excluding our February and December 2006 private offerings, consisted of net proceeds from securities sold under agreements to repurchase totaling $1,337.6 million, with a weighted-average borrowing rate of 5.07%, which we used to finance the acquisition of Agency RMBS. As of December 31, 2007, we had established 20 borrowing arrangements with various investment banking firms and other lenders, seven of which were in use.

The following tables present certain information regarding our risk exposure on our repurchase agreements as of December 31, 2009, 2008 and 2007:

December 31, 2009

Counterparty	Total Outstanding Borrowings	% of Total	Amount at Risk(1)	Weighted Average Maturity in Days
Bank of America Securities LLC	$93,068,000	6.8%	$9,029,721	7
Barclays Capital, Inc.	107,654,754	7.8	6,157,773	60
BNP Paribas	99,865,000	7.3	5,096,043	29
Cantor Fitzgerald & Co.	47,521,000	3.5	2,730,716	53
Credit Suisse First Boston	48,635,251	3.5	1,636,061	19
Daiwa Securities America, Inc.	51,031,000	3.7	2,151,365	8
Deutsche Bank Securities, Inc.	125,247,000	9.1	9,140,161	7
Goldman Sachs Group, Inc.	134,802,000	9.8	8,005,697	42
Greenwich Capital Markets, Inc.	135,004,688	9.8	7,263,592	5
ING Financial Markets LLC	78,581,000	5.7	3,865,514	22
Jefferies & Company, Inc.	59,209,000	4.3	2,702,664	11
LBBW Securities LLC	58,992,000	4.3	2,622,859	15
MF Global, Ltd	122,066,000	8.9	3,304,281	60
Mizuho Securities USA, Inc.	81,474,579	6.0	4,024,203	20
Morgan Keegan & Co.	41,894,000	3.1	3,110,849	4
South Street Securities LLC	87,662,300	6.4	6,401,808	50

	$1,372,707,572	100.0%	$77,243,307

December 31, 2008

Counterparty	Total Outstanding Borrowings	% of Total	Amount at Risk(1)	Weighted Average Maturity in Days
Bank of America Securities LLC(2)	$95,952,000	16.3%	$13,373,003	10
Deutsche Bank Securities, Inc.	154,691,840	26.3	15,064,027	9
Goldman Sachs Group, Inc.	152,788,000	26.0	12,893,032	6
MF Global, Ltd.	111,845,401	19.1	5,693,697	15
Morgan Keegan & Co.	21,808,000	3.7	1,271,593	5
Pershing, LLC.	50,400,000	8.6	3,506,859	12

Total	$587,485,241	100.0%	$51,802,211

December 31, 2007

Counterparty	Total Outstanding Borrowings	% of Total	Amount at Risk(1)	Weighted Average Maturity in Days
Bank of America Securities LLC(2)	$128,363,000	9.6%	$4,926,468	3
Barclays Capital, Inc.	74,219,000	5.6	2,570,922	4
JPMorgan, Inc.(3)	579,610,000	43.3	21,697,567	3
Deutsche Bank Securities, Inc.	151,724,863	11.3	7,536,771	4
Goldman Sachs Group, Inc.	95,950,000	7.2	3,322,836	7
HSBC Group, Inc.	244,919,000	18.3	8,817,282	6
UBS AG	62,828,000	4.7	2,250,768	7

	$1,337,613,863	100.0%	$51,122,614

(1)	Equal to the fair value of securities plus accrued interest income, minus the sum of repurchase agreement liabilities and accrued interest expense.
(2)	Formerly Merrill Lynch & Co., acquired by Bank of America Corp., effective January 1, 2009.
(3)	Formerly Bear, Stearns & Co., Inc., acquired by JPMorgan, Inc., effective May 30, 2008.

Our repurchase agreements do not include substantive provisions other than those covenants and other customary provisions contained in the standard master repurchase agreement as published by the Bond Market Association (now the Securities Industry and Financial Markets Association). The repurchase agreements generally require us to transfer additional securities to the counterparty in the event the value of the securities then held by the counterparty in the margin account falls below specified levels and contain events of default in cases where we breach our obligations under the agreement. We receive margin calls from our repurchase agreement counterparties from time to time in the ordinary course of business similar to other entities in the specialty finance business. As of December 31, 2009 and 2008, we had approximately $153.0 million and $40.7 million, respectively, in Agency RMBS, cash and cash equivalents available to satisfy future margin calls. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future.

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

Based on our current portfolio, leverage rate and available borrowing arrangements, we believe that our cash flow from operations and the utilization of borrowings will be sufficient to enable us to meet anticipated short term (one year or less) liquidity requirements such as to fund our investment activities, pay fees under our management agreement, fund our distributions to stockholders and for general corporate expenses. However, an increase in prepayment rates substantially above our expectations could cause a temporary liquidity shortfall due to the timing of the necessary margin calls on the financing arrangements and the actual receipt of the cash related to principal paydowns. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to issue debt or additional equity securities or sell Agency RMBS in our portfolio. If required, the sale of Agency RMBS at prices lower than their amortized cost would result in realized losses. We believe that we have additional capacity through repurchase agreements to leverage our equity further should the need for additional short term (one year or less) liquidity arise.

Our ability to meet our long term (greater than one year) liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital. We may increase our capital resources by obtaining long term credit facilities or making public or private offerings of equity or debt securities, possibly including classes of preferred stock, common stock, commercial paper, medium-term notes, CDOs, collateralized mortgage obligations and senior or subordinated notes. Such financing will depend on market conditions for capital raises and for the investment of any proceeds. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations.

We generally seek to borrow (on a recourse basis) between six and 10 times the amount of our net assets. At December 31, 2009, 2008 and 2007, our total liabilities were $1,621.9 million, $603.6 million and $1,752.3 million, respectively, which represented a leverage ratio of 6.6 to 1, 6.1 to 1 and 13.3 to 1, respectively.

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

Critical Accounting Policies

Investment Company Accounting

Our financial statements are prepared by management in accordance with GAAP. Although we conduct our operations so that we are not required to register as an investment company under the Investment Company Act, for financial reporting purposes we are an investment company and follow the accounting and reporting specified in ASC 946, Financial Services-Investment Companies. Accordingly, investments in securities are carried at fair value with changes in fair value recorded in the statement of operations. Our most critical accounting policies require us to make complex and subjective decisions and assessments that could affect our reported assets and liabilities, as well as our reported interest income and expenses. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at that time. We rely on our Manager’s experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. See Note 2 to the financial statements included elsewhere in this annual report on Form 10-K for a complete discussion of our significant accounting policies. We have identified our most critical accounting policies to be the following:

Valuation

Valuation of our investments is determined by our Manager. The fair value of our investments is based on market quotations from brokers and dealers. Our Manager normally seeks prices from at least three such brokers or dealers, although the Manager may rely on price quotes from fewer than three brokers or dealers in certain circumstances. Our Manager reviews all prices used to ensure that current market conditions are represented. This review includes comparisons of similar market transactions or comparisons to a pricing model. Based on this review our Manager will use judgment to determine which quotation most fairly represents the highest exit price and therefore the best representation of fair value. The resulting unrealized gains and losses are reflected in the statement of operations.

Recent Accounting Pronouncements

On January 1, 2009, new guidance became effective under ASC 260, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The new guidance provided that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share (“EPS”) pursuant to the two-class method. We adopted this guidance in 2009 and retrospectively adjusted all previously reported EPS data, which did not have a material impact on our historical EPS amounts.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance concerning the organization of authoritative guidance under U.S. GAAP. This new guidance created the FASB Accounting Standards Codification, or ASC. The Codification is now the single source of authoritative nongovernmental

U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force, and related accounting literature. The ASC reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. The ASC did not change GAAP, and so its implementation by us in the third quarter of 2009 did not have a material impact on our financial statements.

On April 9, 2009, the FASB provided additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The amendment also includes guidance on identifying circumstances that indicate a transaction is not orderly. The amendment was effective in the second quarter of 2009. The amendment does not have a material effect on the fair value of our assets as we intend to continue to hold assets that can be valued using level 1 and level 2 criteria, as defined under ASC 820, Fair Value Measurements and Disclosures.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2009, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do believe that risk can be quantified from historical experience and seek to actively manage risk, to earn sufficient compensation to justify taking risks and to maintain capital levels consistent with the risks we undertake. Our board of directors has a risk management committee that oversees our risk management process. See “Business-Risk Management” for a further discussion of our risk management committee and risk mitigation practices.

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

We are a party to the interest rate swap contracts listed below as of December 31, 2009 and 2008:

As of December 31, 2009

Counterparty	Expiration Date	Pay Rate	Receive Rate	Notional Amount	Fair Value
Deutsche Bank Group	April 2012	1.6910%	3-Month LIBOR	$240,000,000	$(543,716)
Deutsche Bank Group	June 2012	2.2660%	3-Month LIBOR	200,000,000	(2,558,748)
The Royal Bank of Scotland plc	July 2012	2.1250%	3-Month LIBOR	200,000,000	(1,822,869)
The Royal Bank of Scotland plc	November 2013	2.2125%	3-Month LIBOR	100,000,000	1,131,487

				$740,000,000	$(3,793,846)

As of December 31, 2008

Counterparty	Expiration Date	Pay Rate	Receive Rate	Notional Amount	Fair Value
JPMorgan, Inc.	May 2010	5.164%	3-Month LIBOR	$240,000,000	$(12,503,520)

Hedging techniques are partly based on assumed levels of prepayments of our Agency RMBS. If prepayments are slower or faster than assumed, the life of the Agency RMBS will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions.

We invest in Agency RMBS collateralized by ARMs which are based on mortgages whose coupon rates reset monthly based on the Monthly Treasury Average “MTA”. However, our borrowing costs pursuant to our repurchase agreements are generally based on 30-day LIBOR, which may change more quickly than the MTA index. Hence, in a rapidly rising interest rate environment, we would expect our net interest margin to decrease, temporarily. In a falling interest rate environment, we would expect our net interest margin to rise temporarily. For a discussion of the effects of interest rate changes on our Agency RMBS collateralized by hybrid ARMs and fixed-rate mortgages, see “—Extension Risk.”

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

The following sensitivity analysis table shows the estimated impact on the market value and net investment income of our interest rate-sensitive investments and repurchase agreement liabilities at December 31, 2009 and 2008, assuming a static portfolio and that rates instantaneously fall 25, 50 and 75 basis points and rise 25, 50 and 75 basis points.

December 31, 2009

Change in Interest Rates	Projected Change in the Market Value of Our Assets	Projected Change in Our Net Investment Income
- 75 basis points	0.83%	2.50%
- 50 basis points	0.65%	1.35%
- 25 basis points	0.38%	0.29%
No Change	0.00%	0.00%
+ 25 basis points	-0.45%	-1.59%
+ 50 basis points	-0.98%	-4.76%
+ 75 basis points	-1.57%	-6.85%

December 31, 2008

Change in Interest Rates	Projected Change in the Market Value of Our Assets	Projected Change in Our Net Investment Income
- 75 basis points	0.45%	9.15%
- 50 basis points	0.29%	6.29%
- 25 basis points	0.14%	3.25%
No Change	0.00%	0.00%
+ 25 basis points	-0.25%	-3.47%
+ 50 basis points	-0.35%	-7.19%
+ 75 basis points	-0.61%	-11.19%

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

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cypress Sharpridge Investments, Inc.:

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Cypress Sharpridge Investments, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, changes in net assets, and cash flows for the each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Cypress Sharpridge Investments, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

February 10, 2010

Boston, Massachusetts

CYPRESS SHARPRIDGE INVESTMENTS, INC.

STATEMENTS OF ASSETS AND LIABILITIES

	December 31,
	2009	2008
ASSETS:
Investments in securities, at fair value (cost, $1,846,995,280 and $723,814,995, respectively)	$1,853,251,613	$690,509,973
Interest rate swap contracts, at fair value	1,131,487	—
Cash and cash equivalents	1,889,667	7,156,140
Receivable for securities sold	2,724,805	885,009
Interest receivable	6,886,816	3,828,586
Prepaid insurance	89,642	65,851
Prepaid and deferred offering costs	222,266	—

Total assets	1,866,196,296	702,445,559

LIABILITIES:
Repurchase agreements	1,372,707,572	587,485,241
Interest rate swap contracts, at fair value	4,925,333	12,503,520
Payable for securities purchased	229,838,772	—
Distribution payable	10,316,082	—
Accrued interest payable (including accrued interest on repurchase agreements of $353,856 and $1,598,881, respectively)	3,387,431	2,327,208
Related party management fee payable	356,873	220,045
Accrued offering costs	—	510,569
Accrued expenses and other liabilities	373,251	598,127

Total liabilities	1,621,905,314	603,644,710

Contingencies (note 10)
NET ASSETS	$244,290,982	$98,800,849

Net Assets consist of:
Common Stock, $0.01 par value, 500,000,000 shares authorized (18,756,512 and 7,662,706 shares issued and outstanding, respectively)	$187,565	$76,627
Additional paid in capital	309,368,569	201,941,407
Accumulated net realized gain (loss) on investments	(87,363,976)	(68,887,694)
Net unrealized appreciation (depreciation) on investments	2,462,487	(45,808,542)
Undistributed net investment income	19,636,337	11,479,051

NET ASSETS	$244,290,982	$98,800,849

NET ASSET VALUE PER SHARE	$13.02	$12.89

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2009

INVESTMENTS IN SECURITIES—UNITED STATES OF AMERICA

	Face Amount	Fair Value
Fixed Income Securities—758.6%(d)
Mortgage Pass-Through Agency RMBS—754.7%(d)
Fannie Mae Pools—652.2%(d)
2.907%, due 1/1/2035(a)(b)	$29,968,527	$31,010,529
2.993%, due 4/1/2036(a)(b)	39,693,779	41,083,061
3.004%, due 7/1/2036(a)(b)	34,473,372	35,679,941
3.007%, due 10/1/2036(a)(b)	33,776,514	34,958,692
3.024%, due 6/1/2036(a)(b)	32,282,832	33,412,732
3.281%, due 9/1/2034(a)(b)	28,217,356	29,147,118
3.533%, due 8/1/2037(a)(b)	24,301,362	25,125,421
3.71%, due 7/1/2039(b)	9,464,706	9,674,350
3.726%, due 3/1/2034(a)(b)	38,348,806	39,680,660
3.736%, due 5/1/2034(a)(b)	7,506,917	7,763,278
3.744%, due 9/1/2039(a)(b)	35,213,718	35,962,010
3.815%, due 9/1/2039(a)(b)	34,774,099	35,599,984
3.99%, due 10/1/2039(a)(b)	52,564,978	54,059,795
3.997%, due 9/1/2039(a)(b)	24,760,921	25,472,797
4%, due 12/1/2024(a)	25,206,097	25,367,574
4%, due 1/1/2025(a)	49,442,119	49,758,858
4%, due 2/1/2025	75,000,000	75,480,469
4%, due 3/1/2025	50,000,000	49,984,375
4.028%, due 9/1/2039(a)(b)	48,482,758	49,914,454
4.053%, due 7/1/2039(b)	41,086,634	42,324,164
4.071%, due 6/1/2039(a)(b)	23,842,099	24,599,324
4.089%, due 7/1/2039(a)(b)	39,480,789	40,711,405
4.1%, due 9/1/2039(a)(b)	47,540,515	48,996,443
4.11%, due 8/1/2033(a)(b)	6,230,747	6,470,257
4.5%, due 1/1/2025	75,000,000	76,945,313
4.5%, due 10/1/2024(a)	14,215,383	14,624,075
4.5%, due 10/1/2024(a)	35,133,397	36,143,482
4.5%, due 10/1/2024(a)	49,070,971	50,481,761
4.5%, due 10/1/2024(a)	48,847,852	50,252,228
4.5%, due 11/1/2024(a)	61,023,597	62,778,025
4.5%, due 11/1/2024(a)	14,050,143	14,454,084
4.5%, due 5/1/2024(a)	17,126,118	17,618,494
4.5%, due 6/1/2024(a)	32,265,407	33,193,038
4.5%, due 6/1/2024(a)	21,583,471	22,203,996
4.5%, due 6/1/2024(a)	27,170,767	27,951,927
4.5%, due 9/1/2024(a)	27,005,239	27,781,640
4.5%, due 9/1/2024(a)	28,600,339	29,422,599
4.5%, due 9/1/2024(a)	2,928,860	3,013,065
4.562%, due 4/1/2035(a)(b)	9,767,018	10,141,290
5.29%, due 3/1/2038(a)(b)	23,875,089	25,188,219
5.5%, due 9/1/2023(a)	47,390,027	50,204,995
5.564%, due 11/1/2037(a)(b)	7,238,022	7,681,351

CYPRESS SHARPRIDGE INVESTMENTS, INC.

SCHEDULES OF INVESTMENTS—(Continued)

DECEMBER 31, 2009

	Face Amount	Fair Value
5.859%, due 8/1/2037(a)(b)	$43,151,052	$45,822,102
5.937%, due 11/1/2036(a)(b)	32,327,827	34,369,653
5.983%, due 12/1/2036(a)(b)	31,889,626	33,890,062
6%, due 4/1/2038(a)	25,259,295	26,873,364
6%, due 5/1/2037(a)	15,167,653	16,088,329
6.113%, due 5/1/2037(a)(b)	22,463,223	23,923,332

Total Fannie Mae Pools	1,544,210,021	1,593,284,115

Freddie Mac Pools—92.1%(d)
4.145%, due 4/1/2035(a)(b)	11,093,925	11,503,069
4.5%, due 7/1/2024	66,102,683	67,961,821
4.788%, due 12/1/2038(a)(b)	11,411,495	11,960,387
4.978%, due 5/1/2038(a)(b)	42,663,027	44,975,363
5.5%, due 9/1/2023(a)	7,126,262	7,542,435
5.79%, due 11/1/2036(a)(b)	39,662,375	41,981,830
5.956%, due 1/1/2036(a)(b)	4,413,530	4,633,676
5.996%, due 10/1/2037(a)(b)	32,382,377	34,406,275

Total Freddie Mac Pools	214,855,674	224,964,856

Ginnie Mae Pools—10.4%(d)
4.0%, due 1/1/2040(b)	25,000,000	25,562,500

Total Ginnie Mae Pools	25,000,000	25,562,500

Total Mortgage Pass-Through Agency RMBS (cost—$1,808,695,017)	1,784,065,695	1,843,811,471

Collateralized Loan Obligation Securities—3.8%(d)
AMMC CLO V, LTD(c)(e)	2,249,000	494,780
AMMC CLO VII, LTD(c)(e)	3,900,000	585,000
ARES VIR CLO, LTD(c)(e)	3,775,000	792,750
AVENUE CLO V, LTD(c)	2,000,000	80,000
BALLYROCK CLO 2006-2, LTD(c)	4,270,000	1,750,700
CARLYLE HIGH YIELD PARTNERS VIII, LTD(c)	3,000,000	210,000
EATON VANCE CDO IX, LTD(c)	2,500,000	600,000
FLAGSHIP CLO V, LTD(c)	3,750,000	825,000
PRIMUS CLO I, LTD(c)(e)	2,500,000	500,000
START III CLO, LTD(c)	3,000,000	2,660,400
TRIMARAN CLO VII, LTD(c)	2,000,000	700,000

Total Collateralized Loan Obligation Securities (cost—$27,145,692)	32,944,000	9,198,630

Structured Notes—0.1%(d)
RESIX 2006-B B9, 6.233%, due 7/15/2038(b)(c)	1,849,306	55,479
RESIX 2006-B B10, 7.733%, due 7/15/2038(b)(c)	1,849,306	36,986
RESIX 2006-C B11, 7.483%, due 7/15/2038(b)(c)	708,387	14,168
RESIX 2007-A B11, 6.733%, due 2/15/2039(b)(c)	3,246,274	64,925
RESIX 2007-B B11, 8.733%, due 4/15/2039(b)(c)	3,497,675	69,954

Total Structured Notes (cost—$11,154,571)	11,150,948	241,512

Total Investments in Securities (cost—$1,846,995,280)	$1,828,160,643	$1,853,251,613

CYPRESS SHARPRIDGE INVESTMENTS, INC.

SCHEDULES OF INVESTMENTS—(Continued)

DECEMBER 31, 2009

	Notional Amount	Fair Value
Unrealized Appreciation (Depreciation) on Interest Rate Swap Contracts—(1.6%)(d)
April 2012 Expiration, Pay Rate 1.691%, Receive Rate 3-Month LIBOR	$240,000,000	$(543,716)
June 2012 Expiration, Pay Rate 2.266%, Receive Rate 3-Month LIBOR	200,000,000	(2,558,748)
July 2012 Expiration, Pay Rate 2.125%, Receive Rate 3-Month LIBOR	200,000,000	(1,822,869)
November 2013 Expiration, Pay Rate 2.213%, Receive Rate 3-Month LIBOR	100,000,000	1,131,487

Total Unrealized Appreciation (Depreciation) on Interest Rate Swap Contracts (Cost, $0)	$740,000,000	$(3,793,846)

LEGEND

(a)	Securities or a portion of the securities are pledged as collateral for repurchase agreements or interest rate swap contracts.
(b)	The coupon rate shown on floating or adjustable rate securities represents the rate at December 31, 2009.
(c)

Securities exempt from registration under Rule 144A of the Securities Act of 1933. These securities may only be resold in transactions exempt from registration, normally to qualified institutional buyers. At December 31, 2009. the fair value of these securities amounted to $9,440,142 or 3.9% of net assets.

(d)	Percentage of net assets.
(e)	Non-income producing security.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

SCHEDULES OF INVESTMENTS—(Continued)

DECEMBER 31, 2008

INVESTMENTS IN SECURITIES—UNITED STATES OF AMERICA

	Face Amount	Fair Value
Fixed Income Securities—698.9%(d)
Mortgage Pass-Through Agency RMBS—693.9%(d)
Fannie Mae Pools—514.8%(d)
4.642%, due 5/1/2034(a)(b)	$8,722,591	$8,785,283
4.728%, due 4/1/2036(a)(b)	45,224,901	44,942,245
4.728%, due 6/1/2036(a)(b)	36,267,916	36,041,241
4.73%, due 10/1/2036(a)(b)	35,820,101	35,596,225
4.741%, due 7/1/2036(a)(b)	37,262,609	37,029,718
5.5%, due 9/1/2023(a)	67,676,224	69,960,297
5.586%, due 11/1/2037(a)(b)	8,189,893	8,394,640
5.89%, due 8/1/2037(a)(b)	58,501,897	60,220,391
5.951%, due 11/1/2036(a)(b)	35,303,033	36,340,060
5.965%, due 12/1/2036(a)(b)	38,847,702	39,982,783
6%, due 4/1/2038(a)	29,693,115	30,658,142
6%, due 5/1/2037(a)	17,140,171	17,335,676
6%, due 6/1/2038(a)	17,097,584	17,653,256
6%, due 6/1/2038(a)	17,487,049	18,055,378
6%, due 8/1/2038(a)	17,435,317	18,001,965
6.129%, due 5/1/2037(a)(b)	28,729,391	29,663,097

Total Fannie Mae Pools	499,399,494	508,660,397

Freddie Mac Pools—179.1%(d)
4.987%, due 5/1/2038(a)(b)	49,063,191	49,845,136
5.786%, due 11/1/2036(a)(b)	49,962,585	51,211,650
5.949%, due 1/1/2036(a)(b)	5,895,792	6,035,818
5.972%, due 10/1/2037(a)(b)	43,520,267	44,825,875
4.853%, due 12/1/2038(a)(b)	14,454,086	14,612,178
5.5%, due 9/1/2023	10,036,130	10,374,850

Total Freddie Mac Pools	172,932,051	176,905,507

Total Mortgage Pass-Through Agency RMBS (cost—$681,783,215)	672,331,545	685,565,904

Collateralized Loan Obligation Securities—4.4%(d)
AMMC CLO V, LTD(c)(f)	2,249,000	112,450
AMMC CLO VII, LTD(c)	3,900,000	234,000
ARES VIR CLO, LTD(c)	3,775,000	264,250
AVENUE CLO V, LTD(c)	2,000,000	160,000
BALLYROCK CLO 2006-2, LTD(c)	4,270,000	213,500
CARLYLE HIGH YIELD PARTNERS VIII, LTD(c)	3,000,000	150,000
EATON VANCE CDO IX, LTD(c)	2,500,000	150,000
FLAGSHIP CLO V, LTD(c)	3,750,000	525,000
PRIMUS CLO I, LTD(c)	2,500,000	187,500
START III CLO, LTD(c)	3,000,000	1,980,000
TRIMARAN CLO VII, LTD(c)	2,000,000	340,000

Total Collateralized Loan Obligation Securities (cost—$29,239,555)	32,944,000	4,316,700

CYPRESS SHARPRIDGE INVESTMENTS, INC.

SCHEDULES OF INVESTMENTS—(Continued)

DECEMBER 31, 2008

	Face Amount	Fair Value
Structured Notes—0.6%(d)
RESIX 2006-B B10, 8.69%, due 7/15/2038(b)(c)	$1,910,762	$114,646
RESIX 2006-B B9, 7.195%, due 7/15/2038(b)(c)	1,910,762	133,753
RESIX 2006-C B11, 8.445%, due 7/15/2038(b)(c)	994,486	39,779
RESIX 2007-A B11, 7.695%, due 2/15/2039(b)(c)	4,444,139	177,766
RESIX 2007-B B11, 9.695%, due 4/15/2039(b)(c)	3,524,554	161,425

Total Structured Notes (cost—$12,792,225)	12,784,703	627,369

Total Investments in Securities (cost—$723,814,995)	$718,060,248	$690,509,973

Unrealized Depreciation on Interest Rate Swap Contract—(12.7%)(d) (Notional $240,000,000) May 2010 Expiration, Pay Rate 5.164%, Receive Rate 3-Month LIBOR (cost, $0)		$(12,503,520)

Investment in Affiliate-
Sharpridge Capital Management, L.P.(e)(f)		$—

LEGEND

(a)	Securities or a portion of the securities are pledged as collateral for repurchase agreements or interest rate swap contracts.
(b)	The coupon rate shown on floating or adjustable rate securities represents the rate at December 31, 2008.
(c)

Securities exempt from registration under Rule 144A of the Securities Act of 1933. These securities may only be resold in transactions exempt from registration, normally to qualified institutional buyers. At December 31, 2008, the fair value of these securities amounted to $4,944,069, or 5.0% of net assets.

(d)

Percentage of net assets. Previously reported percentages were changed. Fixed Income Securities – 698.9% was 716.1%, Mortgage Pass-Through Agency RMBS – 693.9% was 711.0%, Fannie Mae Pools – 514.8% was 527.5%, Freddie Mac Pools – 179.1% was 183.5%, Collateralized Loan Obligation Securities – 4.4% was 4.5%, Structured Notes was unchanged and Unrealized Depreciation on Interest Rate Swap Contracts – (12.7%) was (13.0%).

(e)	19% non-voting limited partnership interest, no value has been ascribed.
(f)	Non-income producing security.

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008		2007
INVESTMENT INCOME - Interest income	$45,526,149	$55,475,822		$135,585,142
EXPENSES:
Interest	4,461,432	23,980,836		112,995,775
Management fees	3,633,005	2,554,539		2,439,667
Related party management compensation	985,053	1,280,277		1,600,627
General, administrative and other	2,395,611	3,913,068		1,206,601

Total expenses	11,475,101	31,728,720		118,242,670

Net investment income	34,051,048	23,747,102		17,342,472

GAINS AND (LOSSES) FROM INVESTMENTS:
Net realized gain (loss) on investments	(48,338)	(7,982,797)		(18,290,492)
Net unrealized appreciation (depreciation) on investments	39,561,355	(26,377,797)		(1,434,857)

Net gain (loss) from investments	39,513,017	(34,360,594)		(19,725,349)

GAINS AND (LOSSES) FROM SWAP CONTRACTS:
Net swap interest income (expense)	(7,623,821)	(6,945,012)		3,001,870
Net gain (loss) on termination of swap contracts	(10,804,123)	(35,118,468)		(3,432,742)
Net unrealized appreciation (depreciation) on swap contracts	8,709,674	13,504,523		(26,873,523)

Net gain (loss) from swap contracts	(9,718,270)	(28,558,957)		(27,304,395)

NET INCOME (LOSS)	$63,845,795	$(39,172,449)		$(29,687,272)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$4.76	$(5.50	)(a)	$(4.68	)(a)

Diluted	$4.75	$(5.50	)(a)	$(4.68	)(a)

(a)

Amounts changed from previously reported due to retrospective application of amendments in Accounting Standards Codification (“ASC”) 260, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. Prior to the retrospective change the net income (loss) per basic and diluted common share was $(5.48) and $(4.58) for the years ended December 31, 2008 and 2007, respectively.

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

STATEMENTS OF CHANGES IN NET ASSETS

	Years Ended December 31,
	2009	2008	2007
Net income (loss):
Net investment income	$34,051,048	$23,747,102	$17,342,472
Net realized gain (loss) on investments	(48,338)	(7,982,797)	(18,290,492)
Net unrealized appreciation (depreciation) on investments	39,561,355	(26,377,797)	(1,434,857)
Net gain (loss) from swap contracts	(9,718,270)	(28,558,957)	(27,304,395)

Net income (loss)	63,845,795	(39,172,449)	(29,687,272)

Capital transactions:
Net proceeds from issuance of common shares	106,553,047	14,021,478	—
Distributions to shareholders	(6,001,756)	(9,474,493)	(20,068,252)
Tax return of capital distributions	(19,892,006)	—	—
Amortization of related party compensation	985,053	1,280,277	1,600,627

Increase (decrease) in net assets from capital transactions	81,644,338	5,827,262	(18,467,625)

Total increase (decrease) in net assets	145,490,133	(33,345,187)	(48,154,897)
Net assets:
Beginning of year	98,800,849	132,146,036	180,300,933

End of year	$244,290,982	$98,800,849	$132,146,036

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$63,845,795	$(39,172,449)	$(29,687,272)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchase of investment securities	(1,370,711,330)	(1,942,505,453)	(3,851,458,315)
Proceeds from disposition of investment securities	51,634,497	2,972,601,715	3,979,100,370
Proceeds from paydowns of investment securities	192,526,871	112,561,371	443,267,398
Amortization of related party compensation	985,053	1,280,277	1,600,627
Amortization of premiums on investment securities	887,248	695,686	1,222,389
Accretion of discounts on investment securities	—	(77,099)	(88,302)
Offering expenses	—	2,274,362	—
Net realized (gain) loss on investments	48,338	7,982,797	18,290,492
Net realized (gain) loss on paydowns	2,434,091	2,296,430	12,126,010
Net unrealized (appreciation) depreciation on swap contracts	(8,709,674)	(13,504,523)	26,873,523
Net unrealized (appreciation) depreciation on investments	(39,561,355)	26,377,797	1,434,857
Change in assets and liabilities:
Receivable for securities sold	(1,839,796)	1,646,023	(1,093,844)
Interest receivable	(3,058,230)	6,496,923	3,856,689
Prepaid insurance	(23,791)	(36,685)	(29,166)
Payable for securities purchased	229,838,772	(378,187,031)	378,187,031
Related party management fee payable	136,828	54,657	(23,232)
Accrued interest payable	1,060,223	(3,364,955)	1,228,939
Accrued expenses and other liabilities	(224,876)	78,074	(16,649)

Net cash provided by (used in) operating activities	(880,731,336)	757,497,917	984,791,545

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	9,135,440,168	14,152,289,497	34,519,636,093
Repayments of repurchase agreements	(8,350,217,837)	(14,902,418,119)	(35,488,340,231)
Proceeds from issuance of common shares	107,740,917	14,021,478	—
Offering costs paid	(1,920,705)	(1,269,425)	(494,368)
Distributions paid	(15,577,680)	(13,087,462)	(16,455,283)

Net cash provided by (used in) financing activities	875,464,863	(750,464,031)	(985,653,789)

Net increase (decrease) in cash and cash equivalents	(5,266,473)	7,033,886	(862,244)
CASH AND CASH EQUIVALENTS—Beginning of year	7,156,140	122,254	984,498

CASH AND CASH EQUIVALENTS—End of year	$1,889,667	$7,156,140	$122,254

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$13,664,969	$45,820,914	$130,403,123

SUPPLEMENTAL DISCLOSURES OF NONCASH INFORMATION
Distributions declared, not yet paid	$10,316,082	$—	$3,612,969

Change in accrued offering costs	$(510,569)	$46,818	$463,751

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

Cypress Sharpridge Investments, Inc. (the “Company”) was formed as a Maryland corporation on January 3, 2006, and commenced operations on February 10, 2006. The Company is externally managed and advised by Cypress Sharpridge Advisors LLC (the “Manager”), a Delaware limited liability company, pursuant to a management agreement (the “Management Agreement”). The Manager is a joint venture between Cypress CSI Advisors LLC, a sponsor of private equity funds and leveraged buyouts of U.S. companies in the industrial, consumer, media and financial sectors, and Sharpridge Capital Management, L.P. (“Sharpridge”), a fixed income asset management company. Certain individuals associated with Cypress CSI Advisors LLC and Sharpridge Capital Management, L.P. serve on the Company’s board of directors and the Manager’s investment committee.

The Company is a specialty finance company that was created with the objective of achieving consistent risk-adjusted investment income by investing across multiple asset classes, while complying with the requirements to maintain its qualification as a real estate investment trust (“REIT”). The Company’s strategy had been to invest a majority of its capital in residential mortgage-backed securities (“RMBS”) that are issued and guaranteed by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government such as the Government National Mortgage Association (“Ginnie Mae”) (“Agency RMBS”), and subordinated tranches of asset-backed securities, including collateralized debt or loan obligations (“CLOs”). In March 2008, the board of directors amended the investment guidelines, pursuant to which the Company will invest exclusively in Agency RMBS.

The Company has elected to be taxed and intends to continue to qualify as a REIT and is required to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), with respect thereto. In February 2006, the Company completed the initial private placement of units at $10.00 per unit ($30.00 on a post-split basis) that generated net proceeds of approximately $78.0 million. In December 2006, the Company completed a private offering of shares of its common stock at $10.00 per share ($30.00 on a post-split basis) that generated net proceeds of approximately $105.8 million. In May 2008, the Company completed a private offering of units at $5.20 per unit ($15.60 on a post-split basis) that generated net proceeds of approximately $14.0 million. On June 17, 2009, the Company completed its initial public offering of its common stock at $11.00 per share that generated net proceeds of approximately $105.8 million. The Company’s common stock trades on the New York Stock Exchange under the symbol “CYS”.

On May 1, 2008, the board of directors of the Company approved a three-for-one reverse stock split of issued and outstanding common stock, which was then approved by stockholders at the May 23, 2008 annual meeting of stockholders. The reverse stock split was effective May 28, 2008, and the accompanying financial statements were adjusted to give effect to the reverse stock split.

Effective December 31, 2009, the Company dissolved its taxable REIT subsidiary (“TRS”), and it withdrew as a partner in Sharpridge, which resulted in no longer owning the 19% non-voting limited partnership interest in Sharpridge that the Company held through its TRS. Pursuant to the terms of the Limited Partnership Agreement of Sharpridge, upon the TRS’s withdrawal from Sharpridge the TRS was entitled to receive in cash the amount of its capital account, which was $0 as of December 31, 2009.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for investment companies (“GAAP”). Accordingly, investments in securities are carried at fair value with changes in fair value recorded in the statement of operations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those management estimates.

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

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Clarification of the Scope of Audit and Accounting Guide Investment Companies (“ASC 946”), prior to its deferral in February 2008. Under ASC 946, the Company uses financial reporting for investment companies, and accordingly, its investments and interest rate swap contracts are carried at fair value with changes in fair value included in earnings. Consequently, there is no impact to designating interest rate swaps as cash flow or fair value hedges under the provisions of ASC 815, Accounting for Derivative Instruments and Hedging Activities.

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

Agency Mortgage-Backed Securities

The Company’s investments in Agency RMBS consist of whole-pool pass-through certificates backed by fixed rate, monthly reset adjustable-rate and hybrid adjustable-rate residential mortgage (“ARM”) loans guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. Hybrid ARMs have interest rates that have an initial fixed period (typically three, five, seven or ten years) and thereafter reset at regular intervals in a manner similar to adjustable-rate mortgage-backed securities and loans.

Collateralized Debt or Loan Obligations

The Company has investments in securities backed by a pool of variously rated loans or bonds. Underwriters of CLOs package a large and diversified pool of loans or bonds, including high risk, high yield bonds, which is then separated into “tiers.” Typically, the top tier represents the higher quality collateral and pays the lower interest rate; a middle tier is backed by riskier loans or bonds and pays a higher rate; the bottom tier represents the lowest credit quality and, instead of receiving a fixed interest rate, may receive the residual interest payments from the pool.

Structured Notes

Structured notes are securities packaged and issued by major financial institutions. The notes have some similar characteristics to a plain debt instrument such as commercial paper, medium-term notes, or certificates of deposit. Instead of paying a fixed interest rate over time and repaying par at maturity, structured notes index the coupon, the principal, or both to virtually anything with a trading market. The indexing may be to a designated mortgage pool, interest rate spreads, stock market indices or the price of a security completely unrelated to the transaction.

Repurchase Agreements

Repurchase agreements are borrowings which are generally collateralized by the Company’s investments in fixed income securities and are carried at their contractual amounts, including accrued interest. Counterparties are large institutional dealers in fixed income securities. Collateral is valued daily and counterparties may require additional collateral when appropriate. At December 31, 2009 and 2008, fixed income securities owned with a fair value of approximately $1,445.2 million and $638.0 million, respectively, have been pledged as collateral for which the counterparty has the right to sell or repledge the securities.

Investment Transactions and Income

The Company records its transactions in securities on a trade date basis. Realized gains and losses on securities transactions are recorded on an identified cost basis. Interest income and expense are recorded on the accrual basis. Interest income on Agency RMBS and structured notes is accrued based on outstanding principal amount of the securities and their contractual terms. Interest on CLOs is accrued at a rate determined based on estimated future cash flows and adjusted prospectively as future cash flow amounts are recast. For CLO securities placed on nonaccrual status or when the Company cannot reliably estimate cash flows, the cost recovery method is used. Amortization of premium and accretion of discount are recorded using the yield to maturity method, and are included in interest income in the statement of operations.

Share-Based Compensation

The Company accounts for share-based compensation issued to its independent directors and executive officers and certain officers and employees of its Manager and its sub-advisors and other individuals who provide services to the Company, as designated by its Manager (“Manager Designees”), using the fair value based methodology prescribed by ASC 718, Share-Based Payment (“ASC 718”). Compensation cost related to restricted common stock and common stock options issued to the Manager Designees is initially measured at estimated fair value at the grant date, and is remeasured on subsequent dates to the extent the awards are unvested. Compensation cost related to independent directors is measured at its estimated fair value at the grant date and amortized and expensed over the vesting period. The Company has elected to use the straight line method pursuant to ASC 718 to amortize compensation expense for the restricted common stock and common stock options granted to the Manager Designees.

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

Earnings Per Share (“EPS”)

Basic EPS is computed using the two class method in accordance with ASC 260 by dividing net income (loss) after adjusting for the impact of nonvested stock awards deemed to be participating securities, by the weighted average number of common shares outstanding calculated excluding nonvested stock awards. The impact of nonvested stock awards that are deemed participating securities and other dilutive instruments is included in the calculation of diluted EPS, if dilutive, under either the two class method or the treasury stock method, depending upon which method is more dilutive. See note 3 for EPS computations.

Subsequent Events

The Company evaluated all events or transactions that occurred from December 31, 2009 to February 10, 2010, the date the Company issued these financial statements. During this period the Company did not have any material recognizable or non-recognizable subsequent events other than as disclosed in note 13.

Recent Accounting Pronouncements

On January 1, 2009, new guidance became effective under ASC 260, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The new guidance provided that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share pursuant to the two-class method. The Company adopted this guidance in 2009 and retrospectively adjusted all previously reported EPS data, which did not have a material impact on its historical EPS amounts.

In June 2009, the FASB issued new guidance concerning the organization of authoritative guidance under U.S. GAAP. This new guidance created the FASB Accounting Standards Codification (“ASC”). The Codification is now the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force, and related accounting literature. The ASC reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. The ASC did not change GAAP, and so its implementation by the Company in the third quarter of 2009 did not have a material impact on the Company’s financial statements.

On April 9, 2009 the FASB provided additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The amendment also includes guidance on identifying circumstances that indicate a transaction is not orderly. The amendment was effective for the

Company in the second quarter of 2009. The amendment does not have a material effect on the fair value of the Company’s assets as it intends to continue to hold assets that can be valued using level 1 and level 2 criteria, as defined under ASC 820, Fair Value Measurements and Disclosures.

3. EARNINGS PER SHARE

Components of the computation of basic and diluted EPS were as follows:

	Years Ended December 31,
	2009	2008		2007
Net income (loss)	$63,845,795	$(39,172,449)		$(29,687,272)
Less dividends paid:
Common shares	(25,511,098)	(9,303,403)		(19,464,618)
Unvested shares	(381,685)	(169,419)		(603,632)

Undistributed earnings	37,953,012	(48,645,271)		(49,755,522)

Basic weighted-average shares outstanding:
Common shares	13,303,848	7,149,374		6,479,507

Basic earnings per common share:
Distributed earnings	$1.92	$1.30		$3.00
Undistributed earnings	2.84	(6.80)		(7.68)

Basic earnings per common share	$4.76	$(5.50	)(a)	$(4.68	)(a)

Diluted weighted-average shares outstanding:
Common shares	13,303,848	7,149,374		6,479,507
Net effect of dilutive warrants	15,717	—		—

	13,319,565	7,149,374		6,479,507

Diluted earnings per common share:
Distributed earnings	$1.92	$1.30		$3.00
Undistributed earnings	2.83	(6.80)		(7.68)

Diluted earnings per common share	$4.75	$(5.50	)(a)	$(4.68	)(a)

(a)

Amounts changed from previously reported due to retrospective application of amendments in ASC 260, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. Prior to the retrospective change the net income (loss) per basic and diluted common share was $(5.48) and $(4.58) for the years ended December 31, 2008 and 2007, respectively.

4. INVESTMENTS IN SECURITIES AND INTEREST RATE SWAP CONTRACTS

The Company’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s market assumptions. ASC 820 classifies these inputs into the following hierarchy:

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

Effective January 1, 2008, the Company adopted the provisions of ASC 820. The adoption of ASC 820 had no effect on the manner in which the Company measures fair value, but requires certain additional disclosures about the fair value of securities and derivatives, based on the level of inputs, summarized below:

December 31, 2009

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Agency RMBS	$—	$1,843,811	$—	$1,843,811
CLOs and Structured Notes	—	9,440	—	9,440
Interest rate swap contracts	—	1,132	—	1,132

Total	$—	$1,854,383	$—	$1,854,383

Liabilities
Interest rate swap contracts	$—	$4,925	$—	$4,925

Total	$—	$4,925	$—	$4,925

December 31, 2008

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Agency RMBS	$—	$685,566	$—	$685,566
CLOs and Structured Notes	—	4,944	—	4,944

Total	$—	$690,510	$—	$690,510

Liabilities
Interest rate swap contracts	$—	$12,504	$—	$12,504

Total	$—	$12,504	$—	$12,504

The Agency RMBS portfolio consisted of Agency RMBS as follows:

December 31, 2009

	Par Amount	Fair Value	Weighted Average
Security Description			Coupon	Months to Reset(1)	Constant Prepayment Rate(2)
	(in thousands)
Agency RMBS collateralized by hybrid ARMs	$565,396	$586,834	4.5%	46.8	23.4%
Agency RMBS collateralized by short-reset hybrid ARMs(3)	263,728	275,717	4.5	13.3	19.0
Agency RMBS collateralized by monthly reset ARMs	140,226	145,134	3.0	1	11.2
Agency RMBS collateralized by fixed rate mortgages	814,716	836,126	4.5	N/A	9.0

Total Agency RMBS	$1,784,066	$1,843,811

December 31, 2008

	Par Amount	Fair Value	Weighted Average
Security Description			Coupon	Months to Reset(1)	Constant Prepayment Rate(2)(4)
	(in thousands)
Agency RMBS collateralized by hybrid ARMs	$332,468	$341,132	5.7%	42.2	10.6%
Agency RMBS collateralized by short-reset hybrid ARMs(3)	8,723	8,785	4.6	4.0	18.3
Agency RMBS collateralized by monthly reset ARMs	154,575	153,609	4.7	1	5.5
Agency RMBS collateralized by fixed rate mortgages	176,566	182,040	5.8	N/A	6.6

Total Agency RMBS	$672,332	$685,566

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
(4)

Prior to June 30, 2009 the Company calculated the constant prepayment rate as an annualized version of the single month mortality rate, and did not isolate short-reset ARMs from hybrid ARMs. As of December 31, 2008, that method resulted in a calculated constant prepayment rates of 38.8%, 21.2% and 29.9% for Agency RMBS collateralized by hybrid ARMs, monthly reset ARMs and fixed rate mortgages, respectively.

As of December 31, 2009 and 2008, the Company’s Agency RMBS were purchased at a net premium to their par value, with a weighted-average amortized cost of $101.4 for each date, due to the average interest rates on these investments being higher than prevailing market rates. As of December 31, 2009 and 2008, approximately $25.0 million and $10.0 million, respectively, of unamortized premium was included in the cost basis of the securities.

Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of December 31, 2009 and 2008, the average final contractual maturity of the Company’s Agency RMBS portfolio is in year 2031 and 2035, respectively. Based on current estimates, the Agency RMBS will have an average expected life of less than five years. Interest income on Agency RMBS for the years ended December 31, 2009, 2008 and 2007 was $44.0 million, $49.0 million and $129.5 million, respectively.

In order to mitigate its interest rate exposure, the Company enters into interest rate swap contracts. On April 1, 2009, the Company closed an interest rate swap with a notional amount of $240.0 million. On April 1, 2009, June 24, 2009, June 30, 2009 and November 12, 2009, the Company opened interest rate swaps with notional amounts of $240.0 million, $200.0 million, $200.0 million and $100.0 million, respectively. On March 12, 2008, March 20, 2008, March 31, 2008 and October 10, 2008, the Company closed interest rate swaps with notional amounts of $160.0 million, $225.0 million, $140.0 million and $125.0 million, respectively. As of December 31, 2009 and 2008, the Company had pledged Agency RMBS with a fair value of $19.5 million and $14.1 million, respectively, as collateral on interest rate swap contracts. Below is a summary of our interest rate swap contracts:

Derivatives not designated as hedging instruments under ASC 815(a)
As of December 31, 2009	Pay Rate	Receive Rate		Notional Amount (c)	Fair Value	Statement of Assets and Liabilities Location
Expiration Date
April 2012	1.6910%	3-Month LIBOR	(b)	$240,000,000	$(543,716)	Interest rate swap contracts, at fair value
June 2012	2.2660%	3-Month LIBOR	(b)	200,000,000	(2,558,748)	Interest rate swap contracts, at fair value
July 2012	2.1250%	3-Month LIBOR	(b)	200,000,000	(1,822,869)	Interest rate swap contracts, at fair value
November 2013	2.2125%	3-Month LIBOR	(b)	100,000,000	1,131,487	Interest rate swap contracts, at fair value

Derivatives not designated as hedging instruments under ASC 815(a)
As of December 31, 2008	Pay Rate	Receive Rate		Notional Amount (c)	Fair Value	Statement of Assets and Liabilities Location
Expiration Date
May 2010	5.164%	3-Month LIBOR	(b)	$240,000,000	$(12,503,520)	Interest rate swap contracts, at fair value

		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging Instruments under ASC 815(a)	Location of Gain or (Loss) Recognized in Income on Derivative	Years Ended
		December 31, 2009	December 31, 2008	December 31, 2007
Interest rate swap contracts	Net gain (loss) from swap contracts	$(9,718,270)	$(28,558,957)	$(27,304,395)

(a)	See note 2 for additional information on the Company’s purpose for entering into interest rate swaps and decision not to designate them as hedging instruments.
(b)	London InterBank Offered Rate (“LIBOR”).
(c)	Cost basis of $0.

Credit Risk

At December 31, 2009 and 2008, the Company reduced its exposure to credit losses on its mortgage assets by purchasing Agency RMBS. The payment of principal and interest on the Agency RMBS are guaranteed by Freddie Mac, Fannie Mae and Ginnie Mae. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the United States government. While it is hoped that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy their guarantees of Agency RMBS.

The Company’s CLOs and structured notes do not have the backing of Fannie Mae, Freddie Mac or Ginnie Mae. Payment of principal and interest is dependent on the performance of the underlying loans, which are subject to borrower default and possible losses.

5. BORROWINGS

The Company leverages its Agency RMBS portfolio through the use of repurchase agreements. Each of the borrowing vehicles used by the Company bears interest at floating rates based on a spread above or below the LIBOR. The fair value of borrowings under repurchase agreements approximates their carrying amount due to the short-term nature of these financial instruments.

Certain information with respect to the Company’s borrowings is summarized in the following tables. Each of the borrowings listed is contractually due in one year or less (dollars in thousands).

December 31, 2009
Outstanding borrowings	$1,372,708
Interest accrued thereon	$354
Weighted average borrowing rate	0.28%
Weighted average remaining maturity (in days)	27.6
Fair value of the collateral(1)	$1,445,191

December 31, 2008
Outstanding borrowings	$587,485
Interest accrued thereon	$1,599
Weighted average borrowing rate	2.44%
Weighted average remaining maturity (in days)	10.03
Fair value of the collateral(1)	$638,026

(1)	Collateral for borrowings consists of Agency RMBS.

At December 31, 2009, the Company did not have any repurchase agreements where the amount at risk exceeded 10% of net assets. At December 31, 2008, the Company had repurchase agreements where the amount at risk exceeded 10% of net assets with the following counterparties:

Counterparty	Amount at Risk(1)	Weighted Average Maturity in Days
Bank of America Corp.(2)	$13,373,003	10
Deutsche Bank Securities, Inc.	15,064,027	9
Goldman Sachs Group, Inc.	12,893,032	6

(1)	Equal to the fair value of securities plus accrued interest income, minus the sum of repurchase agreements liabilities and accrued interest expense.
(2)	Formerly Merrill Lynch & Co., acquired by Bank of America Corp., effective January 1, 2009.

Market Risk

The current situation in the mortgage sector and the current weakness in the broader mortgage market could adversely affect one or more of the Company’s lenders and could cause one or more of the Company’s lenders to be unwilling or unable to provide additional financing. This could potentially increase the Company’s financing costs and reduce liquidity. If one or more major market participants fail, it could negatively impact the marketability of all fixed income securities, including Agency RMBS. This could negatively impact the value of the securities in the Company’s portfolio, thus reducing its net asset value. Furthermore, if many of the Company’s lenders are unwilling or unable to provide additional financing, the Company could be forced to sell its Agency RMBS at an inopportune time when prices are depressed. Even with the current situation in the mortgage sector, the Company does not anticipate having difficulty converting its assets to cash or extending financing terms due to the fact that its Agency RMBS have an actual or implied “AAA” rating and principal and interest payments are guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae.

6. SHARE CAPITAL

The Company authorized 500,000,000 shares of common stock having par value of $0.01 per share. As of December 31, 2009 and 2008, the Company had issued and outstanding 18,756,512 and 7,662,706 shares of common stock, respectively, and warrants to purchase an additional 78,190 and 288,592 shares of common stock, respectively.

In the Company’s May 2008 private offering of 2,885,923 units, each unit included a warrant which entitles the holder to purchase one-tenth of one share of common stock for an initial exercise price of $1.56 (or $15.60 per share). The warrants became exercisable on May 28, 2008 and will expire at the close of business on April 30, 2011. If additional shares of common stock were sold at a price less than $15.60 per share after issuance of the warrants, the related warrant agreement required a one-time adjustment to the exercise price to equal the price per share of the additional shares sold. Pursuant to the Company’s June 2009 initial public offering, the exercise price of these warrants was reduced to $11.00 per share, which equaled the price per common share sold in such offering. During the year ended December 31, 2009, warrants to purchase 148,200 shares were exercised by the cashless option resulting in the issuance of 13,619 shares, and warrants to purchase 62,202 shares have been exercised by cash exercise resulting in the issuance of 62,199 shares. In addition the Company issued shares of restricted stock as described below in note 7. Below is a description of the warrants outstanding at December 31, 2009 and 2008:

December 31, 2009

Expiration	Additional shares of common stock	Exercise Price
April 30, 2011	78,190	$11.00	(a)

December 31, 2008

Expiration	Additional shares of common stock	Exercise Price
April 30, 2011	288,592	$15.60	(a)

(a)

These warrants were originally issued with an exercise price of $15.60 per share. If additional shares of common stock were sold at a price less than $15.60 per share after the issuance of the warrants, the related warrant agreement required a one-time adjustment to the exercise price to equal the price per share of the additional shares sold. Pursuant to the Company’s June 2009 initial public offering, the exercise price of these warrants was reduced to $11.00 per share, which equaled the price per common share sold in such offering.

The Company is also authorized to issue shares of preferred stock. As of December 31, 2009 and 2008, no such shares were issued or outstanding.

7. STOCK OPTIONS AND RESTRICTED STOCK

The Company has adopted a stock incentive plan (the “2006 Stock Incentive Plan”) that provides for the grant of non-qualified common stock options, stock appreciation rights, restricted common stock and other share-based awards. The compensation committee of the Company’s board of directors (the “Committee”) administers the plan. Awards under the 2006 Stock Incentive Plan may be granted to the Company’s directors and executive officers and Manager Designees.

The exercise price for any stock option granted under the 2006 Stock Incentive Plan may not be less than 100% of the fair value of the shares of common stock at the time the common stock option is granted. Each common stock option must terminate no later than ten years from the date it is granted. The 2006 Stock Incentive Plan authorizes a total of 3,333,333 shares that may be used to satisfy awards under the plan. New shares will be issued on the exercise of any option. As of December 31, 2009 and 2008 the remaining shares to be authorized under the 2006 Stock Incentive Plan were 2,386,848 and 2,939,836, respectively.

On December 17, 2009 (the “Grant Date”) the Committee approved grants (the “Restricted Stock Grants”) of an aggregate of 538,000 shares of the Company’s common stock to certain employees of Sharpridge. Sharpridge serves as a sub-advisor to the Manager. The Restricted Stock Grants were awarded pursuant to the Company’s 2006 Stock Incentive Plan. The Restricted Stock Grants to those employees of Sharpridge that also serve as executive officers of the Company are each made pursuant to the five year vesting schedule described below.

The Committee approved the Restricted Stock Grants as part of its review of the Company’s long-term compensation planning, and as a way to acknowledge and reward the employees of Sharpridge for their service to the Company and the Manager, and to incentivize and retain the Company’s executive officers. In connection with the Restricted Stock Grants, the Committee approved two separate forms of Restricted Stock Award Agreements. For grants of an aggregate 18,000 shares, the shares will vest ratably over a three year vesting period, one-third of such shares vesting on each of the first three anniversary dates of the Grant Date. For grants of an aggregate 520,000 shares, on each of the first and second anniversary of the Grant Date, 15% of the shares will vest; on each of the third and fourth anniversary of the Grant Date, 20% of the shares will vest; and on the fifth anniversary of the Grant Date, 30% of the shares will vest.

Restricted common stock granted to certain directors on or after January 1, 2007 will vest over a one-year period. The following table summarizes restricted common stock transactions for the years ended December 31, 2009, 2008 and 2007:

Years ended December 31, 2007, 2008 and 2009	Officers and Employees(1)	Directors	Total
Unvested Shares as of December 31, 2006	243,921	3,000	246,921
Issued	—	5,333	5,333
Vested	(81,304)	(999)	(82,303)

Unvested Shares as of December 31, 2007	162,617	7,334	169,951
Issued	—	10,154	10,154
Vested	(81,310)	(6,333)	(87,643)

Unvested Shares as of December 31, 2008	81,307	11,155	92,462
Issued	538,000	14,988	552,988
Vested	(81,307)	(11,155)	(92,462)

Unvested Shares as of December 31, 2009	538,000	14,988	552,988

(1)	Includes grants to the Company’s executive officers and certain officers and Manager Designees.

The shares of restricted common stock granted to the Company’s executive officers, Manager Designees and directors were valued using the fair value at the time of grant, which was $12.89, $14.64, $11.90, $14.20, $13.35 and $13.62 for shares granted on January 1, April 1, July 1, October 1, November 1, and December 17, 2009, respectively; and $13.98, $15.78, $14.61 and $19.75 for shares granted on January 1, April 1, July 1 and October 1, 2008, respectively; and $30.00 for shares granted in 2007. Pursuant to ASC 718 the Company is required to value any unvested shares of restricted common stock granted to the Company’s executive officers and Manager Designees at the fair value at each reporting period. The Company valued the unvested restricted common stock at $13.51 and $12.89 per share at December 31, 2009 and December 31, 2008, respectively. Unrecognized compensation cost related to unvested restricted common stock granted as of December 31, 2009 and December 31, 2008 was $7,314,402 and $713,774, respectively.

There were no common stock option transactions for the years ended December 31, 2009 and 2008. As of December 31, 2009 and December 31, 2008, there were 131,088 options outstanding with a weighted average exercise price of $30.00. Of the 131,088 options outstanding at December 31, 2009, all have vested and therefore were exercisable. Of the 131,088 options outstanding at December 31, 2008, 87,392 had vested and were exercisable. The common stock options are valued using the Black-Scholes model using the following assumptions:

	Year ended December 31, 2009	Year ended December 31, 2008
Expected life	7.0 years	7.1 years
Discount rate	2.832%	2.329%
Volatility	86.78%	84.62%
Dividend yield	15.69%	32.44%

The estimated fair value of the common stock options was $3.31 and $2.14 per share for the year ended December 31, 2009 and 2008, respectively. The components of share based compensation expense for each period were as follows:

	Years ended December 31,
	2009	2008	2007
Options granted to CEO	$57,278	$72,637	$63,161
Restricted shares granted to officers and Manager Designees(1)	747,170	1,017,473	1,407,268
Restricted shares granted to certain directors	180,605	190,167	130,198

Total shared based compensation expense	$985,053	$1,280,277	$1,600,627

(1)	Includes grants to the Company’s executive officers and Manager Designees.

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

For the years ended December 31, 2009, 2008 and 2007 the Company incurred $2,778,340, $1,609,990 and $2,439,667 in base management fees, respectively. The Company is required to reimburse the Manager for its pro-rata portion of rent, utilities, legal and investment services, market information systems and research publications and materials. The Manager agreed to waive its option to seek reimbursement for these expenses through December 31, 2007. Effective January 1, 2008, the waiver expired and the Company started paying its pro-rata portion of these expenses which amounted to $854,665 and $944,549 for the years ended December 31,

2009 and 2008, respectively. In addition, the Company recognized share-based compensation expense related to common stock options and restricted common stock granted to the Company’s executive officers and Manager Designees which is included in related party management compensation on the statement of operations and described in note 7.

Effective December 31, 2009, the Company dissolved its TRS, and it withdrew as a partner in Sharpridge, which resulted in no longer owning the 19% non-voting limited partnership interest in Sharpridge that the Company held through its TRS. Pursuant to the terms of the Limited Partnership Agreement of Sharpridge, upon the TRS’s withdrawal from Sharpridge the TRS was entitled to receive in cash the amount of its capital account, which was $0 as of December 31, 2009.

9. INCOME TAXES

The Company has elected to be taxed as a REIT under Section 856 of the Code and intends to continue to comply with the provisions of the Code. As a REIT, the Company generally is not subject to federal or state income tax. To maintain its qualification as a REIT, the Company must distribute at least 90% of its REIT taxable income to its stockholders each year and meet certain other tests relating to assets and income. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes. Under certain circumstances, even though the Company qualifies as a REIT, federal income and excise taxes may be due on its undistributed taxable income. No provision for income taxes has been provided in the accompanying financial statements related to the REIT because the Company has paid or will pay dividends in amounts approximating its taxable income. As of December 31, 2009, the tax years that remain subject to examination by the IRS and other jurisdictions are 2006 to 2009.

Book/tax differences primarily relate to amortization of realized losses on swaps, offering costs, related party management compensation expense and income on CLOs.

The tax character of the $2.10 of distributions declared to shareholders during 2009 was determined to be $0.48 as ordinary income and $1.62 as return of capital. Upon filing the December 31, 2008 tax return, the tax character of the $1.32 of distributions declared to shareholders during 2008 was determined to be $1.11 as ordinary income and $0.21 as return of capital.

The estimated federal tax cost and the tax basis components of distributable earnings were as follows:

As of December 31, 2009
Cost of investments	$1,848,550,977

Gross appreciation	$38,496,346
Gross depreciation	(33,795,710)

Net unrealized appreciation (depreciation)	$4,700,636

Undistributed ordinary income	$—

Capital loss carryforwards	$(26,943,481)

As of December 31, 2009, the Company had estimated capital loss carryforwards available to offset future realized gains. Such losses expire as follows:

December 31, 2011	$(195,321)
December 31, 2012	(18,941,370)
December 31, 2013	(7,758,451)
December 31, 2014	(48,339)

$(26,943,481)

As of December 31, 2009 and 2008, the Company’s estimated undistributed taxable income was approximately $0.0 and $0.2 million, respectively. No income tax provision was recorded for the years ended December 31, 2009, 2008 and 2007.

10. CONTINGENCIES

The Company enters into certain contracts that contain a variety of indemnifications, principally with the Manager and brokers. The maximum potential amount of future payment the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2009 and 2008.

11. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK OR CONCENTRATIONS OF CREDIT RISK

In the normal course of its business, the Company trades various financial instruments and enters into various investment activities with off-balance sheet risk, including interest rate swap contracts. These financial instruments contain varying degrees of off-balance sheet risk whereby losses resulting from changes in the fair values of the securities underlying the financial instruments or the Company’s obligations thereunder may ultimately exceed the amount recognized in the statement of assets and liabilities.

The contract amounts of the swap contracts do not represent the Company’s risk of loss due to counterparty nonperformance. The Company’s exposure to credit risk associated with counterparty nonperformance on swap contracts is limited to the unrealized gains, if any, inherent in such contracts which are recognized in the statement of assets and liabilities. Any counterparty nonperformance of these transactions is not expected to have a material effect on the Company’s financial condition.

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

The Company bears certain other risks typical in investing in a portfolio of mortgage-backed securities. The principal risks potentially affecting the Company’s financial position, results of operations and cash flows include the risks that: (a) interest rate changes can negatively affect the fair value of the Company’s mortgage-backed securities, (b) interest rate changes can influence borrowers’ decisions to prepay the mortgages underlying the securities, which can negatively affect both cash flows from, and the fair value of, the securities, and (c) adverse changes in the fair value of the Company’s mortgage-backed securities and/or the inability of the Company to renew short term borrowings under repurchase agreements can result in the need to sell securities at inopportune times and incur realized losses.

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

The Company’s principal trading activities are primarily with brokers and other financial institutions located in North America. All securities transactions of the Company are cleared by multiple major securities firms pursuant to customer agreements. At December 31, 2009 and December 31, 2008, substantially all the investments in securities and receivable for securities sold are positions with and amounts due from these brokers. The Company had substantially all of its individual counterparty concentrations with these brokers and their affiliates.

12. FINANCIAL HIGHLIGHTS

In accordance with financial reporting requirements applicable to investment companies, the Company has included below certain financial highlight information for the years ended December 31, 2009, 2008 and 2007.

	Per Share
	Years ended December 31,
	2009		2008		2007
Net asset value, beginning of period	$12.89		$19.75		$26.97
Net income (loss):
Net investment income	2.55	(a)	3.26	(a)	2.58	(a)
Net gain (loss) from investments and swap contracts	2.23	(a)	(8.63	)(a)	(7.04	)(a)

Net income (loss)	4.78		(5.37)		(4.46)
Capital transactions:
Distributions to shareholders	(0.45	)(a)	(1.30	)(a)	(3.00	)(a)
Tax return of capital distributions	(1.49	)(a)	—		—
Issuance of common shares and amortization of restricted shares	(2.71	)(a)	(0.19	)(a)	0.24	(a)

Net decrease in net asset value from capital transactions	(4.65)		(1.49)		(2.76)

Net asset value, end of period	$13.02		$12.89		$19.75

Total return (%)	16.06%		(28.15)%		(15.65)%

Ratios to Average Net Assets
Expenses before interest expense	3.93%		7.03	%(b)	3.20%
Expenses	6.43%		28.78	%(b)	72.10%
Net investment income	19.09%		21.54%		10.58%

(a)

Calculated based on average shares outstanding during the period. Average shares outstanding include vested and unvested restricted shares and differs from weighted average shares outstanding used in calculating EPS (see note 3).

(b)	Includes expensing offering costs, a non-recurring expense, which amounted to $2,274,362, or 2.06% of average net assets.

13. SUBSEQUENT EVENTS

On January 1, 2010, an aggregate of 4,332 shares of restricted common stock were granted to certain directors as a portion of their compensation for serving on the Company’s board of directors.

14. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	December 31, 2009	September 30, 2009		June 30, 2009		March 31, 2009
Investment Income—Interest Income	$15,767,509	$10,709,920		$9,727,375		$9,321,345
Total expenses	3,102,641	2,895,317		2,525,397		2,951,746

Net investment income	12,664,868	7,814,603		7,201,978		6,369,599
Net gain (loss) from investments	(4,320,481)	24,410,936		12,443,441		6,979,121
Net gain (loss) from swap contracts	(1,307,494)	(9,007,109)		930,877		(334,544)

Net income (loss)	$7,036,893	$23,218,430		$20,576,296		$13,014,176

Net income (loss) per common share (diluted)	$0.37	$1.28		$2.22		$1.70 (a)

	Three Months Ended
	December 31, 2008	September 30, 2008		June 30, 2008		March 31, 2008
Investment Income—Interest Income	$10,498,512	$12,631,559		$11,720,492		$20,625,259
Total expenses	8,280,557	6,128,687		5,338,094		11,981,382

Net investment income	2,217,955	6,502,872		6,382,398		8,643,877
Net gain (loss) from investments	(2,766,263)	(12,710,925)		(2,760,989)		(16,122,417)
Net gain (loss) from swap contracts	(8,097,703)	(2,777,497)		9,283,521		(26,967,278)

Net income (loss)	$(8,646,011)	$(8,985,550)		$12,904,930		$(34,445,818)

Net income (loss) per common share (diluted)	$(1.15)	$(1.20	)(a)	$1.81	(a)	$(5.26)

(a)

Amounts changed from previously reported due to retrospective application of amendments in ASC 260, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. Prior to the retrospective change the net income (loss) per diluted common share was $1.71, $(1.19) and $1.84 for the three months ended March 31, 2009, September 30, 2008 and June 30, 2008, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A(T).	Controls and Procedures

Our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, (1) were effective in ensuring that information regarding the Company and its subsidiaries is made known to our management, including our CEO and CFO, by our officers and our Manager, as appropriate to allow timely decisions regarding required disclosure and (2) were effective in providing reasonable assurance that information the Company must disclose in its periodic reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms.

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2010 annual stockholders’ meeting.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2010 annual stockholders’ meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2010 annual stockholders’ meeting.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2010 annual stockholders’ meeting.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2010 annual stockholders’ meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. Financial Statements.

See Index to financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K.

2. Schedules to Financial Statements:

All financial statement schedules not included have been omitted because they are either inapplicable or the information required is provided in our Financial Statements and Notes thereto, included in Part II, Item 8, of this Annual Report on Form 10-K.

3. Exhibits

Exhibit Number	Description of Exhibit
3.1*	Articles of Amendment and Restatement of Cypress Sharpridge Investments, Inc.

3.2*	Bylaws of Cypress Sharpridge Investments, Inc.

3.3*	Amended and Restated Bylaws of Cypress Sharpridge Investments, Inc.

3.4	Articles of Amendment to the Articles of Amendment and Restatement.

3.5	Articles of Amendment to the Articles of Amendment and Restatement.

4.1*	Form of Certificate for Common Stock for Cypress Sharpridge Investments, Inc.

4.2*	Warrant Agreement, by and between Cypress Sharpridge Investments, Inc. and National City Bank, dated May 22, 2008.

4.3*	First Amendment to Warrant Agreement, by and between Cypress Sharpridge Investments, Inc. and National City Bank, dated as of June 11, 2008

10.1*	License Agreement, between Cypress Sharpridge Investments, Inc. and The Cypress Group L.L.C., dated as of February 10, 2006

10.2*	License Agreement, between Cypress Sharpridge Investments, Inc. and Sharpridge Capital Management, L.P., dated as of February 10, 2006

10.3*†	2006 Stock Incentive Plan

10.4***†	Forms of Restricted Stock Award Agreements

10.5*†	Form of Stock Option Agreement

10.6*	Second Amended and Restated Management Agreement, by and between Cypress Sharpridge Investments, Inc. and Cypress Sharpridge Advisors LLC, effective as of January 1, 2009

10.7*	Form of Indemnification Agreement

10.8**	Separation Agreement and General Release, between Sharpridge Capital Management, L.P., Cypress Sharpridge Investments, Inc. and Cypress Sharpridge Advisors, LLC and former Chief Financial Officer and Treasurer, dated as of September 11, 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

Exhibit Number	Description of Exhibit
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File No. 333-142236).
**	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
***	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2009.
†	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

Dated: February 10, 2010	By:	/s/ KEVIN E. GRANT
Kevin E. Grant
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Signature	Title	Date

/s/ KEVIN E. GRANT Kevin E. Grant	Chief Executive Officer, President; Director; Chairman of the Board (Principal Executive Officer)	February 10, 2010

/s/ FRANCES SPARK Frances Spark	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 10, 2010

Douglas Crocker, II	Director	February 10, 2010

/s/ JEFFREY P. HUGHES Jeffrey P. Hughes	Director	February 10, 2010

/s/ STEPHEN P. JONAS Stephen P. Jonas	Director	February 10, 2010

/s/ RAYMOND A. REDLINGSHAFER Raymond A. Redlingshafer	Director	February 10, 2010

/s/ JAMES A. STERN James A. Stern	Director	February 10, 2010

/s/ DAVID A. TYSON, PHD David A. Tyson, PhD	Director	February 10, 2010

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1*	Articles of Amendment and Restatement of Cypress Sharpridge Investments, Inc.

3.2*	Bylaws of Cypress Sharpridge Investments, Inc.

3.3*	Amended and Restated Bylaws of Cypress Sharpridge Investments, Inc.

3.4	Articles of Amendment to the Articles of Amendment and Restatement.

3.5	Articles of Amendment to the Articles of Amendment and Restatement.

4.1*	Form of Certificate for Common Stock for Cypress Sharpridge Investments, Inc.

4.2*	Warrant Agreement, by and between Cypress Sharpridge Investments, Inc. and National City Bank, dated May 22, 2008.

4.3*	First Amendment to Warrant Agreement, by and between Cypress Sharpridge Investments, Inc. and National City Bank, dated as of June 11, 2008

10.1*	License Agreement, between Cypress Sharpridge Investments, Inc. and The Cypress Group L.L.C., dated as of February 10, 2006

10.2*	License Agreement, between Cypress Sharpridge Investments, Inc. and Sharpridge Capital Management, L.P., dated as of February 10, 2006

10.3*†	2006 Stock Incentive Plan

10.4***†	Forms of Restricted Stock Award Agreement

10.5*†	Form of Stock Option Agreement

10.6*	Second Amended and Restated Management Agreement, by and between Cypress Sharpridge Investments, Inc. and Cypress Sharpridge Advisors LLC, effective as of January 1, 2009

10.7*	Form of Indemnification Agreement

10.8**	Separation Agreement and General Release, between Sharpridge Capital Management, L.P., Cypress Sharpridge Investments, Inc. and Cypress Sharpridge Advisors, LLC and former Chief Financial Officer and Treasurer, dated as of September 11, 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File No. 333-142236).
**	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
***	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2009.
†	Compensatory plan or arrangement.