Form 10-Q
period 2010-03-31
Cypress Sharpridge Investments, Inc.
filed 2010-04-23
CIK 1396446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

(212) 612-3210

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2010
Common Stock ($0.01 par value)	18,767,654

PART I Financial Information

Item 1.	Financial Statements

CYPRESS SHARPRIDGE INVESTMENTS, INC.

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2010	December 31,
	(Unaudited)	2009*
ASSETS:
Investments in securities, at fair value (cost, $1,788,097,306 and $1,846,995,280, respectively)	$1,808,070,824	$1,853,251,613
Interest rate swap contracts, at fair value	—	1,131,487
Cash and cash equivalents	775,729	1,889,667
Receivable for securities sold	24,827,457	2,724,805
Interest receivable	6,807,387	6,886,816
Prepaid insurance	174,239	89,642
Prepaid and deferred offering costs	222,266	222,266

Total assets	1,840,877,902	1,866,196,296

LIABILITIES:
Repurchase agreements	1,487,589,168	1,372,707,572
Interest rate swap contracts, at fair value	10,539,628	4,925,333
Payable for securities purchased	82,390,486	229,838,772
Distribution payable	10,318,464	10,316,082
Accrued interest payable (including accrued interest on repurchase agreements of $230,248 and $353,856, respectively)	4,922,748	3,387,431
Related party management fee payable	353,408	356,873
Accrued expenses and other liabilities	317,790	373,251

Total liabilities	1,596,431,692	1,621,905,314

Contingencies (note 10)
NET ASSETS	$244,446,210	$244,290,982

Net Assets consist of:
Common Stock, $0.01 par value, 500,000,000 shares authorized (18,760,844 and 18,756,512 shares issued and outstanding, respectively)	$187,608	$187,565
Additional paid in capital	309,698,999	309,368,569
Accumulated net realized gain (loss) on investments	(97,911,278)	(87,363,976)
Net unrealized appreciation (depreciation) on investments	9,433,890	2,462,487
Undistributed net investment income	23,036,991	19,636,337

NET ASSETS	$244,446,210	$244,290,982

NET ASSET VALUE PER SHARE	$13.03	$13.02

*	Derived from audited financial statements.

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

SCHEDULES OF INVESTMENTS

MARCH 31, 2010 (UNAUDITED)

INVESTMENTS IN SECURITIES—UNITED STATES OF AMERICA

	Face Amount	Fair Value
Fixed Income Securities - 739.7%(d)
Mortgage Pass-Through Agency RMBS - 733.9%(d)
Fannie Mae Pools - 593.2%(d)
2.835%, due 3/1/2034(a)(b)	$36,464,115	$37,774,634
2.853%, due 1/1/2035(a)(b)	28,276,520	29,301,544
3.2%, due 5/1/2034(b)	7,456,363	7,745,297
3.272%, due 9/1/2034(a)(b)	26,169,837	27,118,493
3.334%, due 8/1/2037(a)(b)	22,731,123	23,583,540
3.693%, due 7/1/2039(a)(b)	9,021,585	9,322,906
3.721%, due 9/1/2039(a)(b)	34,430,844	35,642,809
3.77%, due 4/1/2035(a)(b)	9,422,333	9,787,448
3.811%, due 9/1/2039(a)(b)	34,409,034	35,716,577
3.891%, due 7/1/2039(a)(b)	24,233,022	24,834,001
3.99%, due 10/1/2039(a)(b)	49,565,544	51,766,255
3.997%, due 9/1/2039(a)(b)	23,602,576	24,652,891
4%, due 1/1/2025(a)	48,749,911	49,473,360
4%, due 1/1/2025(a)	76,081,662	77,210,714
4%, due 12/1/2024(a)	24,844,059	25,212,745
4%, due 2/1/2025(a)	49,430,683	50,164,234
4%, due 3/1/2025(a)	50,345,601	51,092,730
4.006%, due 9/1/2039(a)(b)	45,214,366	46,920,304
4.016%, due 7/1/2039(a)(b)	26,115,359	26,846,589
4.072%, due 6/1/2039(a)(b)	23,795,121	24,758,823
4.096%, due 9/1/2039(a)(b)	37,273,190	38,717,526
4.118%, due 8/1/2033(a)(b)	5,216,549	5,425,211
4.5%, due 10/1/2024(a)	47,333,248	49,079,844
4.5%, due 10/1/2024(a)	45,571,294	47,252,875
4.5%, due 10/1/2024(a)	14,012,167	14,529,216
4.5%, due 10/1/2024(a)	34,110,214	35,368,881
4.5%, due 11/1/2024(a)	59,204,130	61,388,763
4.5%, due 11/1/2024(a)	13,859,034	14,370,432
4.5%, due 2/1/2025(a)	73,850,790	76,575,884
4.5%, due 4/1/2030(a)	30,500,151	31,043,359
4.5%, due 5/1/2024(a)	15,122,609	15,680,633
4.5%, due 5/1/2024(a)	16,501,304	17,110,203
4.5%, due 5/1/2030(a)	50,000,000	50,719,000
4.5%, due 6/1/2024(a)	30,381,446	31,502,522
4.5%, due 6/1/2024(a)	20,782,437	21,549,309
4.5%, due 6/1/2024(a)	25,339,142	26,274,157
4.5%, due 9/1/2024(a)	2,890,910	2,997,585
4.5%, due 9/1/2024(a)	25,908,632	26,864,661
4.5%, due 9/1/2024(a)	27,627,150	28,646,592
5.285%, due 3/1/2038(a)(b)	21,757,129	23,008,164
5.495%, due 11/1/2037(a)(b)	6,500,355	6,874,125
5.5%, due 9/1/2023(a)	43,816,683	46,849,674
5.861%, due 8/1/2037(a)(b)	38,861,810	40,742,722
5.945%, due 11/1/2036(a)(b)	29,630,243	31,111,755
6%, due 4/1/2038(a)	22,336,877	23,729,357
6%, due 5/1/2037(a)	13,142,202	13,730,973

Total Fannie Mae Pools	1,401,889,354	1,450,069,317

CYPRESS SHARPRIDGE INVESTMENTS, INC.

SCHEDULES OF INVESTMENTS—(Continued)

MARCH 31, 2010 (UNAUDITED)

	Face Amount	Fair Value
Freddie Mac Pools - 130.2%(d)
3.421%, due 4/1/2035(b)	10,541,231	10,936,527
4.5%, due 1/1/2025(a)	38,957,089	40,394,605
4.5%, due 12/1/2024(a)	18,331,074	19,007,490
4.5%, due 12/1/2024(a)	17,281,408	17,919,092
4.5%, due 2/1/2025(a)	50,116,907	51,966,221
4.5%, due 7/1/2024(a)	62,857,542	65,176,985
4.748%, due 12/1/2038(a)(b)	9,947,291	10,496,382
4.972%, due 5/1/2038(a)(b)	40,734,238	43,170,146
5.5%, due 9/1/2023	6,389,195	6,836,438
5.761%, due 11/1/2036(a)(b)	23,922,827	25,231,405
5.826%, due 1/1/2036(b)	3,420,589	3,570,239
5.971%, due 10/1/2037(a)(b)	22,033,569	23,575,919

Total Freddie Mac Pools	304,532,960	318,281,449

Ginnie Mae Pools - 10.5% (d)
4.0%, due 1/1/2040(a)(b)	24,931,870	25,749,885

Total Ginnie Mae Pools	24,931,870	25,749,885

Total Mortgage Pass-Through Agency RMBS (cost - $1,755,626,698)	1,731,354,184	1,794,100,651

Collateralized Loan Obligation Securities - 5.7%(d)
AMMC CLO V, LTD (c)	2,249,000	624,098
AMMC CLO VII, LTD (c)(e)	3,900,000	1,248,000
ARES VIR CLO, LTD (c)(e)	3,775,000	1,283,500
AVENUE CLO V, LTD (c)(e)	2,000,000	160,000
BALLYROCK CLO 2006-2, LTD (c)	4,270,000	2,647,400
CARLYLE HIGH YIELD PARTNERS VIII, LTD (c)	3,000,000	900,000
EATON VANCE CDO IX, LTD (c)(e)	2,500,000	743,750
FLAGSHIP CLO V, LTD (c)	3,750,000	1,500,000
PRIMUS CLO I, LTD (c)(e)	2,500,000	643,750
START III CLO, LTD (c)	3,000,000	2,983,500
TRIMARAN CLO VII, LTD (c)	2,000,000	1,100,000

Total Collateralized Loan Obligation Securities (cost - $26,582,177)	32,944,000	13,833,998

Structured Notes - 0.1%(d)
RESIX 2006-B B9, 6.23%, due 7/15/2038 (b)(c)	1,847,507	55,425
RESIX 2006-B B10, 7.73%, due 7/15/2038 (b)(c)	539,792	10,796
RESIX 2007-B B11, 8.73%, due 4/15/2039 (b)(c)	3,497,675	69,954

Total Structured Notes (cost - $5,888,431)	5,884,974	136,175

Total Investments in Securities (cost - $1,788,097,306)	$1,770,183,158	$1,808,070,824

CYPRESS SHARPRIDGE INVESTMENTS, INC.

SCHEDULES OF INVESTMENTS—(Continued)

MARCH 31, 2010 (UNAUDITED)

	Notional Amount	Fair Value
Unrealized Appreciation (Depreciation) on Interest Rate Swap Contracts - (4.3%)(d)
April 2012 Expiration, Pay Rate 1.691%, Receive Rate 3-Month LIBOR	$240,000,000	$(2,470,311)
June 2012 Expiration, Pay Rate 2.266%, Receive Rate 3-Month LIBOR	200,000,000	(4,178,718)
July 2012 Expiration, Pay Rate 2.125%, Receive Rate 3-Month LIBOR	200,000,000	(3,549,348)
November 2013 Expiration, Pay Rate 2.213%, Receive Rate 3-Month LIBOR	100,000,000	(341,251)

Total Unrealized Appreciation (Depreciation) on Interest Rate Swap Contracts (Cost, $0)	$740,000,000	$(10,539,628)

LEGEND

(a)	Securities or a portion of the securities are pledged as collateral for repurchase agreements or interest rate swap contracts.
(b)	The coupon rate shown on floating or adjustable rate securities represents the rate at March 31, 2010.
(c)

Securities exempt from registration under Rule 144A of the Securities Act of 1933. These securities may only be resold in transactions exempt from registration, normally to qualified institutional buyers. At March 31, 2010. the fair value of these securities amounted to $13,970,173 or 5.8% of net assets.

(d)	Percentage of net assets.
(e)	Non-income producing security.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

SCHEDULES OF INVESTMENTS—(Continued)

DECEMBER 31, 2009*

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

DECEMBER 31, 2009*

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

DECEMBER 31, 2009*

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
(c)

Securities exempt from registration under Rule 144A of the Securities Act of 1933. These securities may only be resold in transactions exempt from registration, normally to qualified institutional buyers. At December 31, 2009, the fair value of these securities amounted to $9,440,142 or 3.9% of net assets.

(d)	Percentage of net assets.
(e)	Non-income producing security.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2010	2009
INVESTMENT INCOME - Interest income	$16,936,967	$9,321,345

EXPENSES:
Interest	986,412	1,389,508
Management fees	1,075,550	711,769
Related party management compensation	330,473	430,295
General, administrative and other	825,414	420,174

Total expenses	3,217,849	2,951,746

Net investment income	13,719,118	6,369,599

GAINS AND (LOSSES) FROM INVESTMENTS:
Net realized gain (loss) on investments	(7,252,882)	1,441,876
Net unrealized appreciation (depreciation) on investments	13,717,185	5,537,245

Net gain (loss) from investments	6,464,303	6,979,121

GAINS AND (LOSSES) FROM SWAP CONTRACTS:
Net swap interest income (expense)	(3,294,420)	(2,029,146)
Net unrealized appreciation (depreciation) on swap contracts	(6,745,782)	1,694,602

Net gain (loss) from swap contracts	(10,040,202)	(334,544)

NET INCOME	$10,143,219	$13,014,176

NET INCOME PER COMMON SHARE:
Basic	$0.54	$1.70

Diluted	$0.54	$1.70

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)

Three Months Ended March 31, 2010
Net income:
Net investment income	$13,719,118
Net realized gain (loss) on investment securities	(7,252,882)
Net unrealized appreciation (depreciation) on investments	13,717,185
Net gain (loss) on swap contracts	(10,040,202)

Net income	10,143,219

Capital transactions:
Distributions to shareholders	(10,318,464)
Amorization of related party compensation	330,473

Increase (Decrease) in net assets from capital transactions	(9,987,991)

Total increase in net assets	155,228

Net assets:
Beginning of period	244,290,982

End of period	$244,446,210

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,143,219	$13,014,176
Adjustments to reconcile net income to net cash used in operating activities:
Purchase of investment securities	(281,251,252)	(217,927,409)
Proceeds from disposition of investment securities	186,004,089	51,341,204
Proceeds from paydowns of investment securities	144,651,088	25,617,016
Amortization of related party compensation	330,473	430,295
Amortization of premiums on investment securities	477,535	133,339
Net realized (gain) loss on investments	7,252,882	(1,441,876)
Net realized (gain) loss on paydowns	1,763,632	222,738
Net unrealized (appreciation) depreciation on swap contracts	6,745,782	(1,694,602)
Net unrealized (appreciation) depreciation on investments	(13,717,185)	(5,537,245)
Change in assets and liabilities:
Receivable for securities sold	(22,102,652)	(54,072,570)
Interest receivable	79,429	(320,324)
Prepaid insurance	(84,597)	(830,733)
Payable for securities purchased	(147,448,286)	130,257,137
Related party management fee payable	(3,465)	20,216
Accrued interest payable	1,535,317	2,203,863
Accrued expenses and other liabilities	(55,461)	(404,780)

Net cash used in operating activities	(105,679,452)	(58,989,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	4,110,677,556	2,194,541,402
Repayments of repurchase agreements	(3,995,795,960)	(2,139,161,492)
Offering costs paid	—	(469,944)
Distributions paid	(10,316,082)	—

Net cash provided by financing activities	104,565,514	54,909,966

Net decrease in cash and cash equivalents	(1,113,938)	(4,079,589)
CASH AND CASH EQUIVALENTS - Beginning of period	1,889,667	7,156,140

CASH AND CASH EQUIVALENTS - End of period	$775,729	$3,076,551

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$3,108,816	$2,521,023

SUPPLEMENTAL DISCLOSURES OF NONCASH INFORMATION
Distributions declared, not yet paid	$10,318,464	$—

Change in accrued offering costs	$—	$(405,132)

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

The Company has elected to be taxed and intends to continue to qualify as a real estate investment trust (“REIT”) and is required to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), with respect thereto. The Company’s strategy had been to invest a majority of its capital in residential mortgage-backed securities (“RMBS”) that are issued and guaranteed by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government such as the Government National Mortgage Association (“Ginnie Mae”) (“Agency RMBS”), and subordinated tranches of asset-backed securities, including collateralized debt or loan obligations (“CLOs”). In March 2008, the board of directors amended the investment guidelines, pursuant to which the Company will invest exclusively in Agency RMBS. In March 2010, the board of directors further amended the investment guidelines so that the Company may also invest in collateralized mortgage obligations issued by Fannie Mae, Freddie Mac or Ginnie Mae. The Company’s common stock trades on the New York Stock Exchange under the symbol “CYS”.

2. SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for investment companies (“GAAP”) and the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The interim unaudited financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2009, included in the annual report on Form 10-K. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

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

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Share-Based Compensation

The Company accounts for share-based compensation issued to its non-management directors and executive officers and certain officers and employees of its Manager and its sub-advisors and other individuals who provide services to the Company, as designated by its Manager (“Manager Designees”), using the fair value based methodology prescribed by ASC 718, Share-Based Payment (“ASC 718”). Compensation cost related to restricted common stock and common stock options issued to the Manager Designees is initially measured at estimated fair value at the grant date, and is remeasured on subsequent dates to the extent the awards are unvested. Compensation cost related to non-management directors is measured at its estimated fair value at the grant date and amortized and expensed over the vesting period. The Company has elected to use the straight line method pursuant to ASC 718 to amortize compensation expense for the restricted common stock and common stock options granted to the Manager Designees.

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

Earnings Per Share (“EPS”)

Basic EPS is computed using the two class method in accordance with ASC 260, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“ASC 260”), by dividing net income (loss) after adjusting for the impact of nonvested stock awards deemed to be participating securities, by the weighted average number of common shares outstanding calculated excluding nonvested stock awards. The impact of nonvested stock awards that are deemed participating securities and other dilutive instruments is included in the calculation of diluted EPS. Diluted EPS also reflects the potential additional dilution of common stock options and warrants, if they are not anti-dilutive. See note 3 for EPS computations.

Recent Accounting Pronouncements

In January 2010, the FASB provided additional disclosure requirements for fair value measurements under ASC 820, Fair Value Measurements and Disclosures. The new pronouncement requires a reporting entity to disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, the reconciliation for fair value measurements using significant unobservable inputs (Level 3) should present separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than as one net number). The Company adopted the pronouncement in January 2010, and it did not have a material effect on the Company’s financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

3. EARNINGS PER SHARE

Components of the computation of basic and diluted EPS were as follows:

	Three Months Ended March 31,
	2010	2009
Net income	$10,143,219	$13,014,176
Less dividends paid:
Common shares	(10,013,643)	—
Unvested shares	(304,821)	—

Undistributed (overdistributed) earnings	(175,245)	13,014,176

Basic weighted-average shares outstanding:
Common shares	18,206,590	7,596,256

Basic earnings per common share:
Distributed earnings	$0.55	$—
Undistributed earnings	(0.01)	1.70

Basic earnings per common share	$0.54	$1.70

Diluted weighted-average shares outstanding:
Common shares	18,206,590	7,596,256
Net effect of dilutive warrants	13,229	—

	18,219,819	7,596,256

Diluted earnings per common share:
Distributed earnings	$0.55	$—
Undistributed earnings	(0.01)	1.70

Diluted earnings per common share	$0.54	$1.70

4. INVESTMENTS IN SECURITIES AND INTEREST RATE SWAP CONTRACTS

The Company’s valuation techniques are based on observable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs would reflect the Company’s market assumptions. ASC 820 classifies these inputs into the following hierarchy:

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

Disclosures about the fair value of securities and derivatives, based on the level of inputs is summarized below:

March 31, 2010

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Agency RMBS	$—	$1,794,101	$—	$1,794,101
CLOs and Structured Notes	—	13,970	—	13,970

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Total	$—	$1,808,071	$—	$1,808,071

Liabilities
Interest rate swap contracts	$—	$10,540	$—	$10,540

Total	$—	$10,540	$—	$10,540

December 31, 2009

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Agency RMBS	$—	$1,843,811	$—	$1,843,811
CLOs and Structured Notes	—	9,440	—	9,440
Interest rate swap contracts	—	1,132	—	1,132

Total	$—	$1,854,383	$—	$1,854,383

Liabilities
Interest rate swap contracts	$—	$4,925	$—	$4,925

Total	$—	$4,925	$—	$4,925

The Agency RMBS portfolio consisted of Agency RMBS as follows:

March 31, 2010

	Par Amount	Fair Value	Weighted Average
Security Description			Coupon	Months to Reset(1)	Constant Prepayment Rate(2)
	(in thousands)
Agency RMBS collateralized by hybrid ARMs	$472,427	$492,796	4.4%	47.6	32.8%
Agency RMBS collateralized by short-reset hybrid ARMs(3)	203,252	211,586	3.9	10.0	29.6
Agency RMBS collateralized by fixed rate mortgages	1,055,675	1,089,719	4.5	N/A	12.3

Total Agency RMBS	$1,731,354	$1,794,101

December 31, 2009

	Par Amount	Fair Value	Weighted Average
Security Description			Coupon	Months to Reset(1)	Constant Prepayment Rate(2)
	(in thousands)
Agency RMBS collateralized by hybrid ARMs	$565,396	$586,834	4.5%	46.8	23.4%
Agency RMBS collateralized by short-reset hybrid ARMs(3)	263,728	275,717	4.5	13.3	19.0
Agency RMBS collateralized by monthly reset ARMs	140,226	145,134	3.0	1	11.2
Agency RMBS collateralized by fixed rate mortgages	814,716	836,126	4.5	N/A	9.0

Total Agency RMBS	$1,784,066	$1,843,811

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

In early March 2010, both Freddie Mac and Fannie Mae announced they would purchase from the pools of mortgage loans underlying their mortgage pass-through certificates all mortgage loans that are more than 120 days delinquent. Freddie Mac implemented its purchase program in February 2010 with actual purchases beginning in March 2010. Fannie Mae began their process

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

in March 2010 and announced it would implement the initial purchases over a period of three months, beginning in April 2010. The impact of these programs thus far is reflected in the CPR of the Company’s portfolio. Further, both agencies announced that on an ongoing basis they would purchase loans from the pools of mortgage loans underlying their mortgage pass-through certificates that became 120 days delinquent.

As of March 31, 2010 and December 31, 2009, the Company’s Agency RMBS were purchased at a net premium to their par value, with a weighted-average amortized cost of $101.4 at each such date, due to the average interest rates on these investments being higher than prevailing market rates. As of March 31, 2010 and December 31, 2009, approximately $24.6 million and $25.0 million, respectively, of unamortized premium was included in the cost basis of the securities.

Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of March 31, 2010 and December 31, 2009, the average final contractual maturity of the Company’s Agency RMBS portfolio is in year 2030 and 2031, respectively. Based on current estimates, the Agency RMBS will have an average expected life of less than five years. Interest income on Agency RMBS for the three months ended March 31, 2010 and 2009 was $16.4 million and $9.0 million, respectively.

In order to mitigate its interest rate exposure, the Company enters into interest rate swap contracts. The Company did not enter into or terminate any interest rate swap contracts during the three months ended March 31, 2010 and 2009. As of March 31, 2010 and December 31, 2009, the Company had pledged Agency RMBS with a fair value of $24.3 and $19.5 million, respectively, as collateral on interest rate swap contracts. Below is a summary of our interest rate swap contracts:

Derivatives not designated as hedging instruments under ASC 815(a)
As of March 31, 2010 Expiration Date	Pay Rate	Receive Rate		Notional Amount (c)	Fair Value	Statement of Assets and Liabilities Location
April 2012	1.6910%	3-Month LIBOR	(b)	$240,000,000	$(2,470,311)	Interest rate swap contracts, at fair value
June 2012	2.2660%	3-Month LIBOR	(b)	200,000,000	(4,178,718)	Interest rate swap contracts, at fair value
July 2012	2.1250%	3-Month LIBOR	(b)	200,000,000	(3,549,348)	Interest rate swap contracts, at fair value
November 2013	2.2125%	3-Month LIBOR	(b)	100,000,000	(341,251)	Interest rate swap contracts, at fair value

Derivatives not designated as hedging instruments under ASC 815(a)
As of December 31, 2009 Expiration Date	Pay Rate	Receive Rate		Notional Amount (c)	Fair Value	Statement of Assets and Liabilities Location
April 2012	1.6910%	3-Month LIBOR	(b)	$240,000,000	$(543,716)	Interest rate swap contracts, at fair value
June 2012	2.2660%	3-Month LIBOR	(b)	200,000,000	(2,558,748)	Interest rate swap contracts, at fair value
July 2012	2.1250%	3-Month LIBOR	(b)	200,000,000	(1,822,869)	Interest rate swap contracts, at fair value
November 2013	2.2125%	3-Month LIBOR	(b)	100,000,000	1,131,487	Interest rate swap contracts, at fair value

		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging Instruments under ASC 815(a)	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended
		March 31, 2010	March 31, 2009
Interest rate swap contracts	Net gain (loss) from swap contracts	$(10,040,202)	$(334,544)

(a)	See note 2 for additional information on the Company’s purpose for entering into interest rate swaps and the decision not to designate them as hedging instruments.
(b)	London InterBank Offered Rate (“LIBOR”).

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Credit Risk

As of March 31, 2010 and December 31, 2009, the Company has reduced its exposure to credit losses on its mortgage assets by purchasing Agency RMBS. The payment of principal and interest on the Agency RMBS are guaranteed by Freddie Mac, Fannie Mae and Ginnie Mae. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the United States government. While it is hoped that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy their guarantees of Agency RMBS.

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

March 31, 2010
Outstanding borrowings	$1,487,589
Interest accrued thereon	$230
Weighted average borrowing rate	0.26%
Weighted average remaining maturity (in days)	35.83
Fair value of the collateral(1)	$1,567,098

December 31, 2009
Outstanding borrowings	$1,372,708
Interest accrued thereon	$354
Weighted average borrowing rate	0.28%
Weighted average remaining maturity (in days)	27.6
Fair value of the collateral(1)	$1,445,191

(1)	Collateral for borrowings consists of Agency RMBS.

At March 31, 2010 and December 31, 2009, the Company did not have any securities sold under agreement to repurchase where the amount at risk exceeded 10% of the Company’s net assets.

Market Risk

The current situation in the mortgage sector and the current weakness in the broader mortgage market could adversely affect one or more of the Company’s lenders and could cause one or more of the Company’s lenders to be unwilling or unable to provide additional financing. This could potentially increase the Company’s financing costs and reduce liquidity. If one or more major market participants fail, it could negatively impact the marketability of all fixed income securities, including Agency RMBS. This could negatively impact the value of the securities in the Company’s portfolio, thus reducing its net asset value. Furthermore, if the Company’s lenders are unwilling or unable to provide additional financing, the Company could be forced to sell its Agency RMBS at an inopportune time when prices are depressed. Even with the current situation in the mortgage sector, the Company does not anticipate having difficulty converting its assets to cash or extending financing terms due to the fact the principal and interest payments on the Company’s Agency RMBS are guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae. In addition, the Company continues to diversify its borrowing arrangements among a number of counterparties to reduce its exposure to any one lender.

6. SHARE CAPITAL

The Company authorized 500,000,000 shares of common stock having par value of $0.01 per share. As of March 31, 2010 and December 31, 2009, the Company had issued and outstanding 18,760,844 and 18,756,512 shares of common stock, respectively, and warrants to purchase an additional 78,190 shares of common stock.

Below is a description of the warrants outstanding at March 31, 2010 and December 31, 2009:

March 31, 2010

Expiration	Additional shares of common stock	Exercise Price
April 30, 2011	78,190	$11.00

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

December 31, 2009

Expiration	Additional shares of common stock	Exercise Price
April 30, 2011	78,190	$11.00

The Company is also authorized to issue shares of preferred stock. As of March 31, 2010 and December 31, 2009, no such shares were issued or outstanding.

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

The exercise price for any stock option granted under the 2006 Stock Incentive Plan may not be less than 100% of the fair value of the shares of common stock at the time the common stock option is granted. Each common stock option must terminate no later than ten years from the date it is granted. The 2006 Stock Incentive Plan authorizes a total of 3,333,333 shares that may be used to satisfy awards under the plan. New shares will be issued on the exercise of any option. As of March 31, 2010 and December 31, 2009, the remaining shares that have been authorized but not yet issued under the 2006 Stock Incentive Plan were 2,382,516 and 2,386,848, respectively. The following table summarizes restricted common stock transactions for the three months ended March 31, 2010 and 2009:

Three months ended March 31, 2010	Officers and Employees(1)	Directors	Total
Unvested Shares as of December 31, 2009	538,000	14,988	552,988
Issued	—	4,332	4,332
Vested	—	(3,100)	(3,100)

Unvested Shares as of March 31, 2010	538,000	16,220	554,220

Three months ended March 31, 2009	Officers and Employees(1)	Directors	Total
Unvested Shares as of December 31, 2008	81,307	11,155	92,462
Issued	—	3,100	3,100
Vested	(43,140)	(2,581)	(45,721)

Unvested Shares as of March 31, 2009	38,167	11,674	49,841

(1)	Includes grants to the Company’s executive officers and Manager Designees.

The shares of restricted common stock granted to the Company’s executive officers, Manager Designees and directors were valued using the fair value at the time of grant, which was $13.51 and $12.89 for shares granted on January 1, 2010 and 2009, respectively. Pursuant to ASC 718 the Company is required to value any unvested shares of restricted common stock granted to the Company’s executive officers and Manager Designees at the fair value at each reporting period. The Company valued the unvested restricted common stock at $13.38 and $13.51 per share at March 31, 2010 and December 31, 2009, respectively. Unrecognized compensation cost related to unvested restricted common stock granted as of March 31, 2010 and December 31, 2009 was $6,972,514 and $7,314,402, respectively.

There were no common stock option transactions for the three months ended March 31, 2010 and 2009. As of March 31, 2010 and December 31, 2009, there were 131,088 options outstanding and exercisable, with a weighted average exercise price of $30.00. The common stock options are valued using the Black-Scholes model using the following assumptions:

Three Months Ended March 31, 2009
Expected life	7.0 years
Discount rate	2.832%
Volatility	86.78%
Dividend yield	15.69%

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The estimated fair value of the common stock options was $3.31 per share for the three months ended March 31, 2009. The components of share based compensation expense for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010	2009
Options granted to CEO	$—	$57,278
Restricted shares granted to officers and employees(1)	276,661	328,483
Restricted shares granted to certain directors	53,812	44,534

Total shared based compensation expense	$330,473	$430,295

(1)	Includes grants to the Company’s executive officers and Manager Designees.

8. MANAGEMENT AGREEMENT AND RELATED PARTY TRANSACTIONS

The Manager manages the Company’s day-to-day operations, subject to the direction and oversight of the Company’s board of directors. The Management Agreement was executed on February 10, 2006. The initial term of the Management Agreement expired on December 31, 2008, and it was automatically renewed for a one-year term and will continue to be automatically renewed for one-year terms on each anniversary date thereafter. The Management Agreement may be terminated upon the affirmative vote of at least two-thirds of the Company’s independent directors, or by a vote of the holders of a majority of the outstanding shares of the Company’s common stock. In the event the Management Agreement is terminated as described above, the Company shall pay to the Manager a termination fee in accordance with the provisions of the Management Agreement.

The Management Agreement provides, among other things, that the Company pays to the Manager, in exchange for managing the day-to-day operations of the Company, certain fees and reimbursements, consisting of a base management fee and reimbursement for out-of-pocket and certain other costs incurred by the Manager and on behalf of the Company. The base management fee, which is paid monthly, is equal to 1/12 of (A) 1.50% of the first $250,000,000 of Net Assets (as defined in the Management Agreement), (B) 1.25% of such Net Assets that are greater than $250,000,000 and less than or equal to $500,000,000, and (C) 1.00% of such Net Assets that are greater than $500,000,000.

For the three months ended March 31, 2010 and 2009, the Company incurred $937,197 and $409,780 in base management fees, respectively. The Company is required to reimburse the Manager for its pro-rata portion of rent, utilities, legal and investment services, market information systems and research publications and materials which amounted to $138,353 and $301,989 for the three months ended March 31, 2010 and 2009, respectively. In addition, the Company recognized share-based compensation expense related to common stock options and restricted common stock granted to the Company’s executive officers and Manager Designees which is included in related party management compensation on the statement of operations and described in note 7.

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

10. CONTINGENCIES

The Company enters into certain contracts that contain a variety of indemnifications, principally with the Manager and brokers. The maximum potential amount of future payment the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2010 and December 31, 2009.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The Company’s principal trading activities are primarily with brokers and other financial institutions located in North America. All securities transactions of the Company are cleared by multiple major securities firms pursuant to customer agreements. At March 31, 2010 and December 31, 2009, substantially all the investments in securities and receivable for securities sold are positions with and amounts due from these brokers. The Company had substantially all of its individual counterparty concentrations with these brokers and their affiliates.

12. FINANCIAL HIGHLIGHTS

In accordance with financial reporting requirements applicable to investment companies, the Company has included below certain financial highlight information for the three months ended March 31, 2010 and 2009.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Per Share
	Three Months Ended March 31,
	2010		2009
Net asset value, beginning of period	$13.02		$12.89
Net income:
Net investment income	0.73	(a)	0.83	(a)
Net gain (loss) from investments and swap contracts	(0.19)	(a)	0.87	(a)

Net income	0.54		1.70
Capital transactions:
Distributions to shareholders	(0.55)	(a)	—
Issuance of common shares and amortization of restricted shares	0.02	(a)	0.05	(a)

Net decrease in net asset value from capital transactions	(0.53)		0.05

Net asset value, end of period	$13.03		$14.64

Total return (%)	4.30%	(b)	13.58%	(b)

Ratios to Average Net Assets
Expenses before interest expense	3.63%	(c)	5.97%	(c)
Expenses	5.23%	(c)	11.27%	(c)
Net investment income	22.31%	(c)	24.32%	(c)

(a)

Calculated based on average shares outstanding during the period. Average shares outstanding include vested and unvested restricted shares and differs from weighted average shares outstanding used in calculating EPS (see note 3).

(b)	Calculated based on net asset value per share. Not computed on an annualized basis.
(c)	Computed on an annualized basis.

13. SUBSEQUENT EVENTS

On April 1, 2010, an aggregate of 6,810 shares of restricted common stock were granted to certain directors as a portion of their compensation for serving on the Company’s board of directors.

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

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this quarterly report on Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on February 10, 2010.

Forward Looking Statements

When used in this quarterly report on Form 10-Q, in future filings with the Securities and Exchange Commission (“SEC”) or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and assumptions. The forward-looking statements we make in this quarterly report on Form 10-Q include, but are not limited to, statements about the following:

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

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors could cause actual results to vary from our forward-looking statements:

•

the factors referenced in this quarterly report on Form 10-Q and our annual report on Form 10-K for the fiscal year ended December 31, 2009, including those set forth under the section captioned “Risk Factors;”

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

Overview

We are a specialty finance company created with the objective of achieving consistent risk-adjusted investment income. We seek to achieve this objective by investing, on a leveraged basis, in Agency RMBS. We are currently managed by Cypress Sharpridge Advisors LLC, a joint venture between affiliates of The Cypress Group and Sharpridge Capital Management, L.P.

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

In March 2010, the board of directors amended our investment guidelines to permit investments in collateralized mortgage obligations issued by a government agency or a government sponsored entity that are collateralized by Agency RMBS (“CMOs”). As of March 31, 2010, we had not invested in any CMOs.

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

Trends and Recent Market Impacts

The following trends and recent market impacts may also affect our business:

Interest Rate Environment and Liquidity

Actions by the U.S. Federal Reserve and the U.S. Treasury over the past two years appear to have stabilized the investing and financing environment for Agency RMBS. The liquidity facilities created by the U.S. Federal Reserve during 2007 and 2008 and its lowering of the Federal Funds Target Rate to 0 – 0.25%, along with the reduction of the 30-day LIBOR to 0.25% as of March 31, 2010, have lowered our financing costs (which most closely correlates with the 30-day LIBOR) and stabilized the availability of repurchase agreement financing. The following table shows 30-day LIBOR and the U.S. Federal Funds Target Rate at the end of each respective fiscal quarter:

Date	30-Day LIBOR	Federal Funds Target Rate
March 31, 2010	0.249%	0.25%
December 31, 2009	0.231%	0.25%
September 30, 2009	0.246%	0.25%
June 30, 2009	0.309%	0.25%
March 31, 2009	0.500%	0.25%
December 31, 2008	0.436%	0.25%
September 30, 2008	3.926%	2.00%
June 30, 2008	2.463%	2.00%

Source: Bloomberg

Actions taken by the Federal Housing Finance Agency (“FHFA”) to place Fannie Mae and Freddie Mac under conservatorship and the U.S. Federal Reserve’s purchase of Agency RMBS have likewise stabilized the market for our assets. Despite the fall in short term interest rates, yields on U.S. Treasury securities have risen with the yield on five-year U.S. Treasury notes rising by 89 basis points during the year ended March 31, 2010. Despite this rise in yields on U.S. Treasury securities, the market prices of Agency RMBS rose in the year ended March 31, 2010. We believe this is an unusual circumstance and reflective of the stabilization of the Agency RMBS market. The following table is illustrative of this situation by comparing market levels for two benchmark securities, the yield on five-year U.S. Treasury Notes and the price of 15-year Fannie Mae 4.5% Agency RMBS:

Date	Five-Year US Treasury Note	Market Price of 15-Year Fannie Mae 4.5% Agency RMBS
March 31, 2010	2.55%	$103.670
December 31, 2009	2.68%	$102.984
September 30, 2009	2.31%	$103.547
June 30, 2009	2.56%	$102.000
March 31, 2009	1.66%	$103.000
December 31, 2008	1.55%	$102.375
September 30, 2008	2.98%	$97.200
June 30, 2008	3.33%	$96.750

Source: Bloomberg

Yields on three-year interest rate swaps, currently one of our primary hedging vehicles, rose by only 13 basis points during the 12 months ended March 31, 2010. Yields on mortgage securities were stable during the same period. The yield on a par-priced Fannie Mae Agency RMBS backed by 30-year mortgage loans rose by 40 basis points over the 12 months ended March 31, 2010. Our financing costs have fallen as financing rates have roughly tracked the interest rate cuts adopted by the U.S. Federal Reserve, which has consequently improved the net interest margin on our portfolio.

In addition, the U.S. Federal Reserve program to purchase $200 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $1.25 trillion in Agency RMBS issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae was initiated with the intention to reduce the cost and increase the availability of credit for the purchase of houses, which in turn was expected to support housing markets and foster improved conditions in financial markets more generally. The purchases of direct obligations began during the first week of December 2008 and the purchases of Agency RMBS began on January 5, 2009. Under the U.S. Federal Reserve’s program, it has purchased $1.25 trillion of Agency RMBS and terminated the program on March 31, 2010. In addition, through the course of 2009 the U.S. Treasury purchased $250 billion of Agency RMBS. One of the effects of these programs has been the increase in price of agency securities, which has caused a decrease in our net interest margin. Now that the program has been terminated, it may cause a decrease in demand for these securities, which likely would reduce their market price.

Conservatorship of Fannie Mae and Freddie Mac

Payments on the Agency RMBS in which we invest are guaranteed by Fannie Mae and Freddie Mac. Because of the guarantee and the underwriting standards associated with mortgages underlying Agency RMBS, they have historically had high price stability and been considered to present low credit risk. However, the recent turmoil in the residential mortgage sector severely weakened the financial condition of Fannie Mae and Freddie Mac and as a result Agency RMBS experienced increased price volatility. Consequently, in 2008 the U.S. Government placed Fannie Mae and Freddie Mac under federal conservatorship. In connection with the placement of Fannie Mae and Freddie Mac in conservatorship, the U.S. Treasury agreed to provide certain financial support to these entities. We expect that the U.S. Government’s conservatorship of Fannie Mae and Freddie Mac will allow these institutions to continue to issue Agency RMBS. No assurance can be given, however, that the conservatorship of Fannie Mae and Freddie Mac will continue to have a positive effect on the supply of Agency RMBS. For example, at a hearing on January 22, 2010, the Chairman of the House Financial Services Committee stated that the committee will be recommending to the U.S. Congress to abolish Fannie Mae and Freddie Mac in favor of a new system of providing housing finance.

Prior to December 2009, the financing arrangement between the U.S. Treasury and Fannie Mae and Freddie Mac required these entities to cap their Agency RMBS portfolio at $900 billion each and then begin reducing their portfolio of Agency RMBS by 10% per year beginning in 2010. In December 2009, the U.S. Treasury loosened this requirement by allowing the portfolio reduction requirements to be applied to the maximum allowable size of the portfolios, rather than the actual size of the portfolios. Also, the U.S. Treasury originally was going to require Fannie Mae and Freddie Mac to pay a quarterly commitment fee to the U.S. Treasury beginning on March 31, 2010. In December 2009, the U.S. Treasury postponed that start date to December 31, 2010. The change to Fannie Mae’s and Freddie Mac’s portfolio reduction requirements could extend the time period by which these entities sell portions of their Agency RMBS portfolios in the market, which, in turn, could cause the supply of Agency RMBS to be smaller than we originally anticipated.

Yield Curve

For the 12 months ended March 31, 2010, LIBOR and the U.S. Federal Funds Target Rate fell while yields on longer dated Treasury and other securities rose resulting in a steepening yield curve. During this period, the 30-day LIBOR fell by approximately 25 basis points to a historic low of 0.249% at March 31, 2010, while the yield on three-year U.S. Treasury notes increased by approximately 45 basis points and the yield on 10-year U.S. Treasury notes increased by approximately 116 basis points. The market prices of our Agency RMBS backed by hybrid ARMs and fixed rate mortgages correlate more closely with the longer end of the yield curve. As a result, with the yield curve remaining steep, these securities continue to produce high yields relative to our financing costs. For our Agency RMBS portfolio, an increase in short term interest rates would increase our financing rates and, therefore, reduce our net interest margin.

Prepayment Rates and Loan Modification Programs

In early March 2010, both Freddie Mac and Fannie Mae announced they would purchase from the pools of mortgage loans underlying their mortgage pass-through certificates all mortgage loans that are more than 120 days delinquent. Freddie Mac implemented its purchase program in February 2010 with actual purchases beginning in March 2010. Fannie Mae began their process in March 2010 and announced it would implement the initial purchases over a period of three months, beginning in April 2010. The impact of these programs thus far is reflected in the CPR of our portfolio. Further, both agencies announced that on an ongoing basis they would purchase loans from the pools of mortgage loans underlying their mortgage pass-through certificates that became 120 days delinquent. For several months, we expect to experience elevated prepayments as a result of these purchase programs, particularly in ARMs where the credit experience is relatively poor. We believe our holdings of Agency RMBS backed by 15 year mortgages will protect us from these prepayments as the delinquency rate of 15 year mortgages is very low, according to data released by Fannie Mae and Freddie Mac. Over the past quarter, we have focused our investment activities largely in the 15 year market due to their stable prepayments, relatively short cash flows, modest dollar prices, attractive yield, and their very low delinquency rates. In April 2010, the effect of these purchase programs on our portfolio was lower than expected. The constant prepayment rate of our overall portfolio was 17.5% for the month of April 2010 compared to 22.0% for the first quarter of 2010.

During 2009, prepayment rates on Agency RMBS moved up only slightly by the end of the year. During the first quarter of 2010, prepayment rates have risen, primarily due to the delinquent loan purchase programs described above. The following table shows the prepayment rates for Agency RMBS backed by fixed rate mortgages:

	Jan-09	Feb-09	Mar-09	Apr-09	May-09	Jun-09	Jul-09	Aug-09	Sep-09	Oct-09	Nov-09	Dec-09
Fannie Mae	16.4	22.2	21.7	21.4	23.4	22.6	18.3	15.0	13.7	15.7	14.9	18.5
Freddie Mac	17.3	24.5	24.1	23.8	24.8	24.4	19.3	13.9	12.5	14.2	15.7	18.2
Ginnie Mae	23.8	24.4	25.6	28.2	29.6	24.0	19.5	17.5	20.7	21.0	23.2	29.0

	Jan-10	Feb-10	Mar-10
Fannie Mae	15.7	14.9	27.7
Freddie Mac	14.7	40.8	18.2
Ginnie Mae	13.8	14.8	13.3

During the second half of 2008, the U.S. Government, through the Federal Housing Administration (“FHA”) and the Federal Deposit Insurance Corporation (“FDIC”), commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. One such program is the Hope for Homeowners program, which is effective from October 1, 2008 through September 30, 2011 and will enable certain distressed borrowers to refinance their mortgages into FHA-insured loans. In addition, in February 2009 the U.S. Treasury announced the Homeowner Affordability and Stability Plan (“HASP”), which is a multi-faceted plan intended to prevent residential mortgage foreclosures by, among other things:

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

For a discussion of additional risks relating to our business see “Risk Factors” disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on February 10, 2010 and “—Quantitative and Qualitative Disclosures About Market Risk.”

Financial Condition

As of March 31, 2010 and December 31, 2009, the Agency RMBS in our portfolio were purchased at a net premium to their par value, with a weighted-average amortized cost of $101.4 at each such date, due to the average interest rates on these investments being higher than prevailing market rates. As of March 31, 2010 and December 31, 2009, we had approximately $16.4 million and $25.0 million, respectively, of unamortized premium included in the cost basis of our investments.

As of March 31, 2010 and December 31, 2009, our Agency RMBS portfolio consisted of the following assets:

March 31, 2010

	Par Amount	Fair Value	Weighted Average
Security Description			Coupon	Months to Reset(1)	Constant Prepayment Rate(2)
	(in thousands)
Agency RMBS collateralized by hybrid ARMs	$472,427	$492,796	4.4%	47.6	32.8%
Agency RMBS collateralized by short-reset hybrid ARMs(3)	203,252	211,586	3.9	10.0	29.6
Agency RMBS collateralized by fixed rate mortgages	1,055,675	1,089,719	4.5	N/A	12.3

Total Agency RMBS	$1,731,354	$1,794,101

December 31, 2009

	Par Amount	Fair Value	Weighted Average
Security Description			Coupon	Months to Reset(1)	Constant Prepayment Rate(2)
	(in thousands)
Agency RMBS collateralized by hybrid ARMs	$565,396	$586,834	4.5%	46.8	23.4%
Agency RMBS collateralized by short-reset hybrid ARMs(3)	263,728	275,717	4.5	13.3	19.0
Agency RMBS collateralized by monthly reset ARMs	140,226	145,134	3.0	1	11.2
Agency RMBS collateralized by fixed rate mortgages	814,716	836,126	4.5	N/A	9.0

Total Agency RMBS	$1,784,066	$1,843,811

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

Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of March 31, 2010 and December 31, 2009 the average final contractual maturity of the mortgage portfolio is in year 2030 and 2031, respectively.

The average expected life of our Agency RMBS reflects the estimated average period of time the securities in the portfolio will remain outstanding. The average expected lives of our Agency RMBS do not exceed five years, based upon prepayment models obtained through subscription-based financial information service providers. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, the mortgage rate of the outstanding loan, loan age, margin and volatility. The actual lives of the Agency RMBS in our investment portfolio could be longer or shorter than those estimates depending on the actual prepayment rates experienced over the lives of the applicable securities. As of March 31, 2010 and December 31, 2009 we had $13.8 million and $9.2 million of CLOs, respectively. In addition, as of March 31, 2010 and December 31, 2009 we had $0.1 million and $0.2 million of structured notes, respectively.

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

At March 31, 2010 and December 31, 2009 we were a party to four interest rate swaps with maturities between April 2012 and November 2013 with an aggregate notional amount of $740.0 million and a fair value of approximately $(10.5) million and $(3.8) million, respectively. As of March 31, 2010 and December 31, 2009 the weighted average fixed rate on our interest rate swaps was 2.034% at each such date.

The current fair value of interest rate swaps is heavily dependent on the current market fixed rate, the corresponding term structure of floating rates (known as the yield curve) as well as the expectation of changes in future floating rates. As expectations of future floating rates change, the fair value of interest rate swaps changes.

Liabilities

We have entered into repurchase agreements to finance some of our purchases of Agency RMBS. These agreements are secured by our Agency RMBS and bear interest at rates that have historically moved in close relationship to LIBOR. At March 31, 2010, we had approximately $1,487.6 million of liabilities pursuant to repurchase agreements with 17 counterparties that had weighted-average interest rates of approximately 0.26%, and maturities of between five and 86 days. In addition, as of March 31, 2010 we had approximately $82.4 million in payables for securities purchased, a portion of which will be financed through repurchase agreements. Because we measure leverage as total liabilities divided by net assets, the approximately $82.4 million payable for securities purchased is included in our March 31, 2010 leverage ratio of 6.5 to 1. At December 31, 2009, we had approximately $1,372.7 million of liabilities pursuant to repurchase agreements with 16 counterparties that had weighted-average interest rates of approximately 0.28%, and maturities of between four and 68 days. In addition, as of December 31, 2009 we had approximately $229.8 million in payables for securities purchased, a portion of which will be financed through repurchase agreements. Because we measure leverage as total liabilities divided by net assets, the approximately $229.8 million payable for securities purchased is included in our December 31, 2009 leverage ratio of 6.6 to 1. Below is a summary of our payable for securities purchased as of March 31, 2010 and December 31, 2009.

March 31, 2010

Forward Settling Purchases	Settle Date	Par Value	Payable
FNMA - 20 Year 4.5% Fixed	4/13/2010	$30,500,151	$31,260,774
FNMA - 20 Year 4.5% Fixed	5/13/2010	50,000,000	51,129,712

		$80,500,151	$82,390,486

December 31, 2009

Forward Settling Purchases	Settle Date	Par Value	Payable
FNMA - 15 Year 4.0% Fixed	1/19/2010	$75,000,000	$76,439,088
GNMA - 30 Year 4.0% Hybrid ARM	1/25/2010	25,000,000	25,541,301
FNMA - 15 Year 4.5% Fixed	2/17/2010	75,000,000	77,118,775
FNMA - 15 Year 4.0% Fixed	3/16/2010	50,000,000	50,739,608

		$225,000,000	$229,838,772

Summary Financial Data

	Three Months Ended March 31,
	2010	2009
Investment income - Interest income
Interest Income - Agency RMBS	$16,392,527	$8,951,983
Interest Income - CLOs, Structured Notes & Cash Equivalents	544,440	369,362

Total interest income	16,936,967	9,321,345
EXPENSES:
Interest expense	986,412	1,389,508
Non-Investment expenses	2,231,437	1,562,238

Total expenses	3,217,849	2,951,746

Net investment income	13,719,118	6,369,599
Net gain (loss) from investments	6,464,303	6,979,121

GAINS AND (LOSSES) FROM SWAP CONTRACTS:
Net swap interest income (expense)	(3,294,420)	(2,029,146)
Net unrealized appreciation (depreciation) on swap contracts	(6,745,782)	1,694,602

Net gain (loss) from swap contracts	(10,040,202)	(334,544)

NET INCOME	$10,143,219	$13,014,176

Net income per common share (diluted)	$0.54	$1.70
Distributions per common share	$0.55	$—

Key Portfolio Statistics*
Average Agency RMBS(1)	$1,723,303,293	$698,837,649
Average repurchase agreements	1,524,644,235	612,497,196
Average net assets	249,412,135	106,214,309
Average yield on Agency RMBS (2)	3.86%	5.20%
Average cost of funds & hedge (3)	1.14%	2.26%
Interest rate spread net of hedge (4)	2.72%	2.94%
Leverage ratio (at period end) (5)	6.5:1	7.0:1

(1)	Our average Agency RMBS for the period was calculated by averaging the cost basis of our settled Agency RMBS during the period.
(2)	Our average yield on Agency RMBS for the period was calculated by dividing our interest income from Agency RMBS by our average Agency RMBS.
(3)	Our average cost of funds and hedge for the period was calculated by dividing our total interest expense, including our net swap interest income (expense), by our average repurchase agreements.
(4)	Our interest rate spread net of hedge for the period was calculated by subtracting our average cost of funds from our average yield on Agency RMBS.
(5)	Our leverage ratio was calculated by dividing total liabilities by net assets.
*	All percentages are annualized.

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

	Three Months Ended March 31,
Non-GAAP Reconciliation:	2010	2009
NET INCOME	$10,143,219	$13,014,176
Net (gain) loss from investments	(6,464,303)	(6,979,121)
Net unrealized (appreciation) depreciation on swap contracts	6,745,782	(1,694,602)

Core Earnings	$10,424,698	$4,340,453

Results of Operations

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Net Income. Net income decreased $2.9 million to $10.1 million for the three months ended March 31, 2010, compared to net income of $13.0 million for the three months ended March 31, 2009. The major components of this increase are detailed below.

Net Gain (Loss) from swap contracts. Net gain (loss) from swap contracts decreased by $9.7 million to $(10.0) million for the three months ended March 31, 2010, compared to $(0.3) million for the three months ended March 31, 2009. The net gain (loss) on swap contracts was primarily due to the change in swap rates combined with the change in the size of our interest rate swap portfolio. During the three months ended March 31, 2010 and 2009 we had $740.0 million and $240.0 million of notional amount of interest rate swaps outstanding, respectively. The following is a chart of 3-year swap rates for the period from December 31, 2008 to March 31, 2010:

Interest Income. Interest income, which consists of interest income on Agency RMBS, subordinated tranches of CLOs, structured notes and short term investments and other debt securities, increased by $7.6 million to $16.9 million for the three months ended March 31, 2010, as compared to $9.3 million for the three months ended March 31, 2009. The change in interest income was primarily due to the increased size of our portfolio. During the three months ended March 31, 2010 our average Agency RMBS portfolio was $1,723.3 million, compared to $698.8 million during the three months ended March 31, 2009. However the increased income due to the size of our portfolio was offset by the decrease in the average yield on Agency RMBS. During the three months ended March 31, 2010 and 2009, our average yield on Agency RMBS was 3.86% and 5.20%, respectively. This was primarily caused by the increase in higher prices/lower yields caused by the U.S. Federal Reserve and Treasury Agency RMBS purchase programs described in the trends section above. Interest income on structured notes was $0.1 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively.

Interest on CLO and collateralized debt obligation (“CDO”) securities is accrued at a rate determined based on estimated future cash flows and adjusted prospectively as future cash flow amounts are recast. For CDO and CLO securities placed on nonaccrual status or when the Company cannot reliably estimate cash flows, the cost recovery method is used. Interest income on subordinated tranches of CLOs increased to $0.4 million for the three months ended March 31, 2010, compared to and $0.1 million for the three months ended March 31, 2009. Additionally, a component of the Company’s net income for the three months ended March 31, 2010 was $0.5 million of distributions from CLOs that were accounted for as a reduction of the cost basis and thereby excluded from our interest income and Core Earnings. This compared to $0.8 million for the three months ended March 31, 2009. Total cash received on our CLO portfolio during the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended March 31,
	2010	2009
AMMC CLO V, LTD	$89,842	$—
AVENUE CLO V, LTD	—	29,316
BALLYROCK CLO 2006-2, LTD	286,089	60,299
CARLYLE HIGH YIELD PARTNERS VIII, LTD	74,837	173,763
EATON VANCE CDO IX, LTD	—	25,262
FLAGSHIP CLO V, LTD	220,556	298,258
START III CLO, LTD	130,853	143,944
TRIMARAN CLO VII, LTD	121,473	163,988

Total	$923,650	$894,830

Total Expenses. Interest expense decreased by $0.4 million to $1.0 million for the three months ended March 31, 2010, as compared to $1.4 million for the three months ended March 31, 2009, due to the decrease in short-term interest rates. During the three months ended March 31, 2010, the average rate on our repurchase agreements was 0.26% compared with 0.82% during the three months ended March 31, 2009.

For the three months ended March 31, 2010, non-investment expenses increased by $0.7 million to $2.2 million compared to $1.5 million for the three months ended March 31, 2009. However, expenses as a percentage of net assets decreased significantly during the three months ended March 31, 2010 compared to March 31, 2009 at a percent of 3.63% and 5.97% for the three months ended March 31, 2010 and 2009, respectively. The primary reason for the decrease was that we had a larger asset base, average net assets were $249.4 million and $106.2 million for the three months ended March 31, 2010 and 2009, respectively. Non-investment expenses consist of management fees payable to our Manager in accordance with our management agreement, amortization related to restricted stock and stock options granted to our executive officers, certain officers and employees of our Manager and its sub-advisors and other individuals who provide services to us, as designated by our Manager, and our independent directors, directors’ fees, insurance premium expenses for directors and officers insurance and other general and administrative expenses, including legal and accounting fees.

Net Gain (Loss) From Investments. Net gain (loss) from investments decreased by $0.5 million to $6.5 million for the three months ended March 31, 2010, as compared to $7.0 million for the three months ended March 31, 2009. For the three months ended March 31, 2010, net gain (loss) on our Agency RMBS was $1.3 million compared to $7.8 million for the three months ended March 31, 2009. Agency RMBS performed well during the three months ended March 31, 2010; however not as strongly as during the three months ended March 31, 2009 when the market was recovering from the dislocations that occurred in 2008. For example, the average price increase during the three months ended March 31, 2010 on our Agency RMBS backed by fixed rate mortgages and hybrid ARMs was 0.59 and 0.52 points, respectively compared to average price increases of 1.08 and 1.06 points, respectively for the three months ended March 31, 2009. In addition, net gain (loss) on our CLOs was $5.2 million for the three months ended March 31, 2010, compared to $(0.8) million for the three months ended March 31, 2009.

During the three months ended March 31, 2010 two of our structured notes were extinguished and one was partially extinguished due to credit conditions. This represents $5.3 million of the net realized loss on investments for the quarter. However, this had minimal impact on our earnings and net asset value as the structured notes had already been marked down to a fair value of $0.2 million at December 31, 2009 with a cost basis of $11.2 million. At March 31, 2010 the remaining structured notes had a fair value of $0.1 million and a cost basis of $5.9 million. We expect those remaining to also be extinguished at some time in the near future at which time the remaining cost basis (which the majority has already been recognized in unrealized losses) will be realized as a loss. During the three months ended March 31, 2009 there were no realized losses on our structured notes.

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

We enter into repurchase agreements to finance some of our purchases of Agency RMBS. As of March 31, 2010 and December 31, 2009, we had outstanding approximately $1,487.6 million and $1,372.7 million, respectively, of liabilities pursuant to repurchase agreements that had weighted-average borrowing rates of approximately 0.26% and 0.28%, respectively, and maturities of between five and 86 days and four and 68 days, respectively. As of March 31, 2010 and December 31, 2009, interest payable on our repurchase agreements was $0.2 million and $0.4 million, respectively.

We enter into interest rate swap contracts as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for the term of the swap contract. At March 31, 2010 and December 31, 2009, we had the following interest rate swap contracts:

As of March 31, 2010

Counterparty	Expiration Date	Pay Rate	Receive Rate	Notional Amount	Fair Value
Deutsche Bank Group	April 2012	1.6910%	3-Month LIBOR	$240,000,000	$(2,470,311)
Deutsche Bank Group	June 2012	2.2660%	3-Month LIBOR	200,000,000	(4,178,718)
The Royal Bank of Scotland plc	July 2012	2.1250%	3-Month LIBOR	200,000,000	(3,549,348)
The Royal Bank of Scotland plc	November 2013	2.2125%	3-Month LIBOR	100,000,000	(341,251)

				$740,000,000	$(10,539,628)

As of December 31, 2009

Counterparty	Expiration Date	Pay Rate	Receive Rate	Notional Amount	Fair Value
Deutsche Bank Group	April 2012	1.6910%	3-Month LIBOR	$240,000,000	$(543,716)
Deutsche Bank Group	June 2012	2.2660%	3-Month LIBOR	200,000,000	(2,558,748)
The Royal Bank of Scotland plc	July 2012	2.1250%	3-Month LIBOR	200,000,000	(1,822,869)
The Royal Bank of Scotland plc	November 2013	2.2125%	3-Month LIBOR	100,000,000	1,131,487

				$740,000,000	$(3,793,846)

We enter into certain contracts that contain a variety of indemnification obligations, principally with our Manager, brokers and counterparties to interest rate swap contracts and repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of March 31, 2010 and December 31, 2009.

In addition, as of March 31, 2010 and December 31, 2009, we had a $82.4 million and $229.8 million payable for securities purchased, respectively, a portion of which will be financed through repurchase agreements. Because we measure leverage as total liabilities divided by net assets, the amount of payable for securities purchased is included in our March 31, 2010 and December 31, 2009 leverage ratio of 6.5 to 1 and 6.6 to 1. Below is a summary of our payable for securities purchased as of March 31, 2010 and December 31, 2009:

March 31, 2010

Forward Settling Purchases	Settle Date	Par Value	Payable
FNMA - 20 Year 4.5% Fixed	4/13/2010	$30,500,151	$31,260,774
FNMA - 20 Year 4.5% Fixed	5/13/2010	50,000,000	51,129,712

		$80,500,151	$82,390,486

December 31, 2009

Forward Settling Purchases	Settle Date	Par Value	Payable
FNMA - 15 Year 4.0% Fixed	1/19/2010	$75,000,000	$76,439,088
GNMA - 30 Year 4.0% Hybrid ARM	1/25/2010	25,000,000	25,541,301
FNMA - 15 Year 4.5% Fixed	2/17/2010	75,000,000	77,118,775
FNMA - 15 Year 4.0% Fixed	3/16/2010	50,000,000	50,739,608

		$225,000,000	$229,838,772

Off-Balance Sheet Arrangements

As of March 31, 2010 and December 31, 2009, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2010 and December 31, 2009, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Liquidity and Capital Resources

During the three months ended March 31, 2010 and 2009 our operations used cash of $(105.7) million and $(59.0) million, respectively. During the three months ended March 31, 2010 and 2009 we had net (purchases) sales of securities (net of purchases, sales and paydown proceeds) of $49.4 million and $(141.0) million, respectively.

We held cash and cash equivalents of $0.7million and $1.9 million at March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010, our source of funds, excluding our February 2006 private placement, and our December 2006 and May 2008 private offerings and our June 2009 initial public offering, consisted of net proceeds from repurchase agreements totaling $1,487.6 million, with a weighted-average borrowing rate of 0.26%, which we used to finance the acquisition of Agency RMBS. As of March 31, 2010, we had established 25 borrowing arrangements with various investment banking firms and other lenders, 17 of which had outstanding borrowings. As of December 31, 2009, our source of funds, excluding our February 2006 private placement, December 2006 and May 2008 private offerings and our June 2009 initial public offering, consisted of net proceeds from repurchase agreements totaling $1,372.7 million, with a weighted-average borrowing rate of 0.28%, which we used to finance the acquisition of Agency RMBS. We expect to continue to borrow funds in the form of repurchase agreements. As of December 31, 2009, we had established 25 borrowing arrangements with various investment banking firms and other lenders, 16 of which had outstanding borrowings.

The following tables present certain information regarding our risk exposure on our repurchase agreements as of March 31, 2010 and December 31, 2009:

March 31, 2010

Counterparty	Total Outstanding Borrowings	% of Total	Amount at Risk (1)	Weighted Average Maturity in Days
Bank of America Securities LLC	$76,810,000	5.2%	$7,060,323	13
Barclays Capital, Inc.	127,776,683	8.6	7,854,216	67
BNP Paribas	96,585,000	6.5	4,741,406	82
Cantor Fitzgerald & Co.	51,024,000	3.4	3,079,678	54
Credit Suisse First Boston	47,964,756	3.2	1,985,462	19
Daiwa Securities America, Inc.	49,114,000	3.3	2,475,642	7
Deutsche Bank Securities, Inc.	145,270,000	9.8	10,768,509	12
Goldman Sachs Group, Inc.	167,577,000	11.3	8,801,572	60
Greenwich Capital Markets, Inc.	129,068,788	8.7	8,745,387	5
ING Financial Markets LLC	73,654,000	5.0	3,608,418	23
Jefferies & Company, Inc.	55,455,000	3.7	2,841,233	9
LBBW Securities LLC	105,386,000	7.1	5,883,111	19
MF Global, Ltd.	106,055,237	7.1	1,665,205	62
Mizuho Securities USA, Inc.	45,146,000	3.0	2,275,159	23
Morgan Keegan & Co.	39,382,000	2.6	1,153,369	5
Nomura Securities International, Inc.	42,539,350	2.9	2,367,805	26
South Street Securities LLC	128,781,354	8.6	9,451,537	49

	$1,487,589,168	100.0%	$84,758,032

December 31, 2009

Counterparty	Total Outstanding Borrowings	% of Total	Amount at Risk (1)	Weighted Average Maturity in Days
Bank of America Securities LLC	$93,068,000	6.8%	$9,029,721	7
Barclays Capital, Inc.	107,654,754	7.8	6,157,773	60
BNP Paribas	99,865,000	7.3	5,096,043	29
Cantor Fitzgerald & Co.	47,521,000	3.5	2,730,716	53
Credit Suisse First Boston	48,635,251	3.5	1,636,061	19
Daiwa Securities America, Inc.	51,031,000	3.7	2,151,365	8
Deutsche Bank Securities, Inc.	125,247,000	9.1	9,140,161	7
Goldman Sachs Group, Inc.	134,802,000	9.8	8,005,697	42
Greenwich Capital Markets, Inc.	135,004,688	9.8	7,263,592	5
ING Financial Markets LLC	78,581,000	5.7	3,865,514	22
Jefferies & Company, Inc.	59,209,000	4.3	2,702,664	11
LBBW Securities LLC	58,992,000	4.3	2,622,859	15
MF Global, Ltd.	122,066,000	8.9	3,304,281	60
Mizuho Securities USA, Inc.	81,474,579	6.0	4,024,203	20
Morgan Keegan & Co.	41,894,000	3.1	3,110,849	4
South Street Securities LLC	87,662,300	6.4	6,401,808	50

	$1,372,707,572	100.0%	$77,243,307

(1)	Equal to the fair value of securities plus accrued interest income, minus the sum of repurchase agreement liabilities and accrued interest expense.

Our repurchase agreements do not include substantive provisions other than those covenants and other customary provisions contained in the standard master repurchase agreement as published by the Bond Market Association (now the Securities Industry and Financial Markets Association). The repurchase agreements generally require us to transfer additional securities to the counterparty in the event the value of the securities then held by the counterparty in the margin account falls below specified levels and contain events of default in cases where we breach our obligations under the agreement. We receive margin calls from our repurchase agreement counterparties from time to time in the ordinary course of business similar to other entities in the specialty finance business. As of March 31, 2010 and December 31, 2009, we had approximately $121.7 million and $153.0 million, respectively, in Agency RMBS, cash and cash equivalents available to satisfy future margin calls. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future.

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

We generally seek to borrow (on a recourse basis) between six and 10 times the amount of our net assets. At March 31, 2010 and December 31, 2009, our total liabilities were $1,596.4 million and $1,621.9 million, respectively, which represented a leverage ratio of 6.5 to 1 and 6.6 to 1, respectively.

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

As of March 31, 2010 and December 31, 2009, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do believe that risk can be quantified from historical experience and seek to actively manage risk, to earn sufficient compensation to justify taking risks and to maintain capital levels consistent with the risks we undertake. Our board of directors has a risk management committee that oversees our risk management process. See “Business-Risk Management” in our annual report on Form 10-K for the fiscal year ended December 31, 2009 for a further discussion of our risk management committee and risk mitigation practices.

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

We are a party to the interest rate swap contracts listed below as of March 31, 2010 and December 31, 2009:

As of March 31, 2010

Counterparty	Expiration Date	Pay Rate	Receive Rate	Notional Amount	Fair Value
Deutsche Bank Group	April 2012	1.6910%	3-Month LIBOR	$240,000,000	$(2,470,311)
Deutsche Bank Group	June 2012	2.2660%	3-Month LIBOR	200,000,000	(4,178,718)
The Royal Bank of Scotland plc	July 2012	2.1250%	3-Month LIBOR	200,000,000	(3,549,348)
The Royal Bank of Scotland plc	November 2013	2.2125%	3-Month LIBOR	100,000,000	(341,251)

				$740,000,000	$(10,539,628)

As of December 31, 2009

Counterparty	Expiration Date	Pay Rate	Receive Rate	Notional Amount	Fair Value
Deutsche Bank Group	April 2012	1.6910%	3-Month LIBOR	$240,000,000	$(543,716)
Deutsche Bank Group	June 2012	2.2660%	3-Month LIBOR	200,000,000	(2,558,748)
The Royal Bank of Scotland plc	July 2012	2.1250%	3-Month LIBOR	200,000,000	(1,822,869)
The Royal Bank of Scotland plc	November 2013	2.2125%	3-Month LIBOR	100,000,000	1,131,487

				$740,000,000	$(3,793,846)

Hedging techniques are partly based on assumed levels of prepayments of our Agency RMBS. If prepayments are slower or faster than assumed, the life of the Agency RMBS will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions.

Occasionally we invest in Agency RMBS collateralized by ARMs which are based on mortgages whose coupon rates reset monthly based on the Monthly Treasury Average “MTA”. However, our borrowing costs pursuant to our repurchase agreements are generally based on 30-day LIBOR, which may change more quickly than the MTA index. Hence, in a rapidly rising interest rate environment, we would expect our net interest margin to decrease, temporarily. In a falling interest rate environment, we would expect our net interest margin to rise temporarily. For a discussion of the effects of interest rate changes on our Agency RMBS collateralized by hybrid ARMs and fixed-rate mortgages, see “—Extension Risk.”

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

The following sensitivity analysis table shows the estimated impact on the market value and net investment income of our interest rate-sensitive investments and repurchase agreement liabilities at March 31, 2010 and December 31, 2009, assuming a static portfolio and that rates instantaneously fall 25, 50 and 75 basis points and rise 25, 50 and 75 basis points.

March 31, 2010

Change in Interest Rates	Projected Change in the Market Value of Our Assets	Projected Change in Our Net Investment Income
- 75 basis points	1.09%	1.53%
- 50 basis points	0.86%	1.44%
- 25 basis points	0.50%	1.21%
No Change	0.00%	0.00%
+ 25 basis points	-0.62%	-3.04%
+ 50 basis points	-1.33%	-6.18%
+ 75 basis points	-2.11%	-9.32%

December 31, 2009

Change in Interest Rates	Projected Change in the Market Value of Our Assets	Projected Change in Our Net Investment Income
- 75 basis points	0.83%	2.50%
- 50 basis points	0.65%	1.35%
- 25 basis points	0.38%	0.29%
No Change	0.00%	0.00%
+ 25 basis points	-0.45%	-1.59%
+ 50 basis points	-0.98%	-4.76%
+ 75 basis points	-1.57%	-6.85%

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

PART II. Other Information

Item 1.	Legal Proceedings

The Company and the Manager are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors

In March 2010, our board of directors amended our investment guidelines to allow us to invest in CMOs in addition to Agency RMBS. Although CMOs are generally subject to the same risks as our Agency RMBS, certain types of risks may be enhanced depending on the type of CMO in which we invest.

In March 2010, our board of directors amended our investment guidelines to allow us to invest in CMOs. The CMOs in which we are authorized to invest are securitizations issued by a government agency or a government sponsored entity that are collateralized by Agency RMBS that are divided into various tranches that have different characteristics (such as different maturities or different coupon payments), and, therefore, may carry greater risk than an investment in Agency RMBS. For example, certain CMO tranches, such as interest-only securities, principal only securities, support securities and securities purchased at a significant premium, are more sensitive to prepayment risks than other tranches or Agency RMBS. In addition, the yield on floating rate and inverse floating rate classes are sensitive to changes in the interest rate index used to calculate the coupon on such classes. If we were to invest in CMO tranches that were more sensitive to prepayment risks relative to other CMO tranches or Agency RMBS, we may increase our portfolio-wide prepayment risk.

Loss of our exemption from regulation under the Investment Company Act would negatively affect the value of shares of our common stock and our ability to distribute cash to our stockholders.

We have operated and intend to continue to operate our business so as to be exempt from registration under the Investment Company Act because we are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” Specifically, we invest and intend to continue to invest so that at least 55% of the assets that we own on an unconsolidated basis consist of qualifying mortgages and other liens and interests in real estate, which are collectively referred to as “qualifying real estate assets,” and so that at least 80% of the assets we own on an unconsolidated basis consist of real estate related assets (including our qualifying real estate assets). We treat Fannie Mae, Freddie Mac and Ginnie Mae whole-pool residential mortgage pass-through securities issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate assets. Although we treat CMOs as real estate related assets, we do not treat them as “qualifying real estate assets.”

If we fail to qualify for this exemption, we could be required to restructure our activities in a manner that, or at a time when, we would not otherwise choose to do so, which could negatively affect the value of shares of our common stock and our ability to make distributions to our stockholders. For example, if the market value of our investments in CLOs and structured notes, neither of which are qualifying real estate assets or real estate related assets, were to increase by an amount that resulted in less than 80% of our assets being invested in Agency RMBS, we might have to sell CLOs and structured notes in order to maintain our exemption from the Investment Company Act. Also, if the market value of our investments in CMOs, which are not qualifying real estate assets, were to increase by an amount that resulted in less than 55% of our assets being invested in Agency RMBS, we might have to sell CMOs in order to maintain our exemption from the Investment Company Act. These sales could occur during adverse market conditions, and we could be forced to accept a price below that which we believe is acceptable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits.

Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

Dated: April 23, 2010	BY:	/S/ FRANCES R. SPARK
Frances R. Spark
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