Form 10-Q
period 2010-06-30
Cypress Sharpridge Investments, Inc.
filed 2010-07-22
CIK 1396446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 001-33740

Cypress Sharpridge Investments, Inc.

(Exact name of registrant as specified in its charter)

Maryland	20-4072657
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

437 Madison Avenue, 33rd Floor New York, New York	10022
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2010
Common Stock ($0.01 par value)	29,698,240

PART I. Financial Information

Item 1.	Financial Statements

CYPRESS SHARPRIDGE INVESTMENTS, INC.

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2010 (Unaudited)	December 31, 2009*
ASSETS:
Investments in securities, at fair value (cost, $2,242,981,687 and $1,846,995,280, respectively)	$2,297,490,481	$1,853,251,613
Interest rate swap contracts, at fair value	—	1,131,487
Cash and cash equivalents	140,625,097	1,889,667
Receivable for securities sold	2,125,012	2,724,805
Interest receivable	6,620,928	6,886,816
Prepaid insurance	815,377	89,642
Prepaid and deferred offering costs	—	222,266

Total assets	2,447,676,895	1,866,196,296

LIABILITIES:
Repurchase agreements	1,447,600,123	1,372,707,572
Interest rate swap contracts, at fair value	9,056,666	4,925,333
Payable for securities purchased and terminated swap contract	586,461,254	229,838,772
Distribution payable	11,260,592	10,316,082
Accrued interest payable (including accrued interest on repurchase agreements of $260,523 and $353,856, respectively)	1,772,724	3,387,431
Related party management fee payable	416,323	356,873
Accrued offering costs	219,242	—
Accrued expenses and other liabilities	338,207	373,251

Total liabilities	2,057,125,131	1,621,905,314

Contingencies (note 10)
NET ASSETS	$390,551,764	$244,290,982

Net Assets consist of:
Common Stock, $0.01 par value, 500,000,000 shares authorized (29,692,654 and 18,756,512 shares issued and outstanding, respectively)	$296,927	$187,565
Additional paid in capital	439,354,081	309,368,569
Accumulated deficit	(49,099,244)	(65,265,152)

NET ASSETS	$390,551,764	$244,290,982

NET ASSET VALUE PER SHARE	$13.15	$13.02

*	Derived from audited financial statements.

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

SCHEDULES OF INVESTMENTS

JUNE 30, 2010 (UNAUDITED)

INVESTMENTS IN SECURITIES—UNITED STATES OF AMERICA

	Face Amount	Fair Value
Fixed Income Securities - 588.3%(d)
Mortgage Pass-Through Agency RMBS - 585.0%(d)
Fannie Mae Pools - 464.1%(d)
2.58%, due 5/1/2034(b)	$7,397,818	$7,789,237
2.6%, due 4/1/2035(a)(b)	9,107,881	9,536,680
2.83%, due 3/1/2034(a)(b)	34,797,268	36,359,665
2.86%, due 1/1/2035(a)(b)	26,247,537	27,440,420
2.94%, due 8/1/2037(a)(b)	20,889,934	21,861,619
3.15%, due 9/1/2034(a)(b)	24,497,133	25,477,508
3.55%, due 10/1/2030(b)	25,000,000	25,632,813
3.55%, due 8/1/2033(a)(b)	4,489,690	4,673,150
3.58%, due 10/1/2030(b)	50,000,000	51,343,750
3.6%, due 8/1/2030(b)	50,000,000	51,875,000
3.62%, due 10/1/2030(b)	50,000,000	51,343,750
3.65%, due 1/6/2040(b)	20,036,173	20,812,575
3.65%, due 8/1/2030(b)	50,000,000	51,937,500
3.69%, due 10/1/2030(b)	50,000,000	51,476,563
3.7%, due 1/5/2040(b)	14,743,298	15,338,543
3.7%, due 10/1/2030(b)	25,000,000	25,742,188
3.7%, due 7/1/2039(a)(b)	7,619,399	7,969,891
3.72%, due 9/1/2039(a)(b)	33,718,970	35,246,439
3.77%, due 1/5/2040(b)	50,186,513	51,943,041
3.81%, due 9/1/2039(a)(b)	34,057,238	35,729,449
3.84%, due 7/1/2039(a)(b)	19,420,730	20,289,353
3.85%, due 9/1/2030(b)	50,000,000	51,796,875
3.98%, due 10/1/2039(a)(b)	45,550,137	48,018,955
3.99%, due 7/1/2039(a)(b)	20,311,184	21,278,346
3.99%, due 9/1/2039(a)(b)	22,041,673	23,198,860
4%, due 1/1/2025(a)	46,886,423	48,834,225
4%, due 1/1/2025(a)	74,969,041	78,013,195
4%, due 12/1/2024(a)	24,462,278	25,478,514
4%, due 2/1/2025(a)	48,742,996	50,722,228
4%, due 3/1/2025(a)	49,311,095	51,313,395
4%, due 9/1/2039(a)(b)	41,496,565	43,641,937
4.08%, due 6/1/2039(a)(b)	22,418,468	23,617,856
4.1%, due 9/1/2039(a)(b)	33,213,258	35,010,095
4.5%, due 1/5/2010(a)	49,683,075	52,116,552
4.5%, due 10/1/2024(a)	13,819,037	14,606,480
4.5%, due 10/1/2024(a)	43,775,295	46,269,719
4.5%, due 10/1/2024(a)	44,769,656	47,320,742
4.5%, due 10/1/2024(a)	33,609,228	35,524,364
4.5%, due 11/1/2024(a)	13,577,907	14,351,609
4.5%, due 11/1/2024(a)	57,584,748	60,866,069
4.5%, due 2/1/2025(a)	72,636,360	76,741,311
4.5%, due 4/1/2030(a)	30,213,744	31,693,613
4.5%, due 5/1/2024(a)	14,328,212	15,149,075
4.5%, due 5/1/2024(a)	15,758,759	16,661,578
4.5%, due 6/1/2024(a)	29,646,554	31,345,005
4.5%, due 6/1/2024(a)	24,558,380	25,965,330
4.5%, due 6/1/2024(a)	19,754,261	20,885,983
4.5%, due 9/1/2024(a)	23,933,513	25,304,664

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

SCHEDULES OF INVESTMENTS—(Continued)

JUNE 30, 2010 (UNAUDITED)

	Face Amount	Fair Value
4.5%, due 9/1/2024(a)	$25,493,915	$26,954,461
4.5%, due 9/1/2024(a)	2,501,888	2,645,221
5.24%, due 3/1/2038(a)(b)	17,928,504	19,097,693
5.28%, due 11/1/2037(a)(b)	4,556,148	4,862,321
5.5%, due 9/1/2023(a)	39,398,819	42,653,161
5.84%, due 8/1/2037(a)(b)	23,265,041	24,842,701
5.88%, due 11/1/2036(a)(b)	16,191,543	17,225,854
6%, due 4/1/2038(a)	16,666,050	18,100,663
6%, due 5/1/2037(a)	9,784,997	10,554,647

Total Fannie Mae Pools	1,730,048,334	1,812,482,431

Freddie Mac Pools - 78.6%(d)
2.88%, due 4/1/2035(a)	10,128,830	10,670,824
4.5%, due 1/1/2025(a)	38,269,926	40,402,802
4.5%, due 12/1/2024	16,983,127	17,929,638
4.5%, due 12/1/2024(a)	17,831,777	18,825,585
4.5%, due 2/1/2025(a)	48,576,439	51,283,722
4.5%, due 7/1/2024(a)	60,096,690	63,483,138
4.75%, due 12/1/2038(a)(b)	9,313,221	9,866,426
4.96%, due 5/1/2038(a)(b)	37,923,685	40,273,810
5.5%, due 9/1/2023	5,385,541	5,821,552
5.76%, due 11/1/2036(a)(b)	21,474,336	22,855,690
5.86%, due 1/1/2036(b)	3,189,643	3,326,104
5.97%, due 10/1/2037(a)(b)	20,822,390	22,309,905

Total Freddie Mac Pools	289,995,605	307,049,196

Ginnie Mae Pools - 42.3% (d)
3.5%, due 9/1/2040(b)	50,000,000	51,343,750
3.5%, due 7/1/2030(b)	85,000,000	87,656,250
4%, due 1/20/2040(a)(b)	24,827,149	26,093,830

Total Ginnie Mae Pools	159,827,149	165,093,830

Total Mortgage Pass-Through Agency RMBS (cost - $2,216,629,719)	2,179,871,088	2,284,625,457

Collateralized Loan Obligation Securities - 3.3%(d)
AMMC CLO V, LTD(c)	2,249,000	742,170
AMMC CLO VII, LTD(c)(e)	3,900,000	1,482,000
ARES VIR CLO, LTD(c)(e)	3,775,000	1,321,250
AVENUE CLO V, LTD(c)(e)	2,000,000	360,000
BALLYROCK, CLO V, LTD(c)	4,270,000	2,860,900
CARLYLE HIGH YIELD PARTNERS VIII, LTD(c)	3,000,000	1,200,000
EATON VANCE CDO IX, LTD(c)	2,500,000	768,750
FLAGSHIP CLO V, LTD(c)	3,750,000	1,875,000
PRIMUS CLO I, LTD(c)	2,500,000	950,000
TRIMARAN CLO VII, LTD(c)	2,000,000	1,235,000

Total Collateralized Loan Obligation Securities (cost - $22,854,293)	29,944,000	12,795,070

Structured Notes - 0.0%(d)
8.85%, due 4/15/2039(b)(c)	3,497,675	69,954

Total Structured Notes (cost - $3,497,675)	3,497,675	69,954

Total Investments in Securities (cost - $2,242,981,687)	$2,213,312,763	$2,297,490,481

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

SCHEDULES OF INVESTMENTS—(Continued)

JUNE 30, 2010 (UNAUDITED)

	Notional Amount	Fair Value
Unrealized Depreciation on Interest Rate Swap Contracts - (2.3%)(d)
May 2013 Expiration, Pay Rate 1.71%, Receive Rate 3-Month LIBOR	$240,000,000	$(2,838,708)
May 2013 Expiration, Pay Rate 1.60%, Receive Rate 3-Month LIBOR	100,000,000	(844,724)
June 2013 Expiration, Pay Rate 1.38%, Receive Rate 3-Month LIBOR	300,000,000	(387,767)
May 2014 Expiration, Pay Rate 2.12%, Receive Rate 3-Month LIBOR	200,000,000	(3,393,545)
May 2014 Expiration, Pay Rate 1.88%, Receive Rate 3-Month LIBOR	200,000,000	(1,561,363)
July 2014 Expiration, Pay Rate 1.72%, Receive Rate 3-Month LIBOR	100,000,000	(30,559)

Total Unrealized Depreciation on Interest Rate Swap Contracts (Cost, $0)	$1,140,000,000	$(9,056,666)

LEGEND

(a)	Securities or a portion of the securities are pledged as collateral for repurchase agreements or interest rate swap contracts.
(b)	The coupon rate shown on floating or adjustable rate securities represents the rate at June 30, 2010.
(c)

Securities exempt from registration under Rule 144A of the Securities Act of 1933. These securities may only be resold in transactions exempt from registration, normally to qualified institutional buyers. At June 30, 2010, the fair value of these securities amounted to $12,865,024 or 3.3% of net assets.

(d)	Percentage of net assets.
(e)	Non-income producing security.

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

SCHEDULES OF INVESTMENTS—(Continued)

DECEMBER 31, 2009*

INVESTMENTS IN SECURITIES—UNITED STATES OF AMERICA

	Face Amount	Fair Value
Fixed Income Securities - 758.6%(d)
Mortgage Pass-Through Agency RMBS - 754.7%(d)
Fannie Mae Pools - 652.2%(d)
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

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

SCHEDULES OF INVESTMENTS—(Continued)

DECEMBER 31, 2009*

	Face Amount	Fair Value
5.859%, due 8/1/2037(a)(b)	$43,151,052	$45,822,102
5.937%, due 11/1/2036(a)(b)	32,327,827	34,369,653
5.983%, due 12/1/2036(a)(b)	31,889,626	33,890,062
6%, due 4/1/2038(a)	25,259,295	26,873,364
6%, due 5/1/2037(a)	15,167,653	16,088,329
6.113%, due 5/1/2037(a)(b)	22,463,223	23,923,332

Total Fannie Mae Pools	1,544,210,021	1,593,284,115

Freddie Mac Pools - 92.1%(d)
4.145%, due 4/1/2035(a)(b)	11,093,925	11,503,069
4.5%, due 7/1/2024	66,102,683	67,961,821
4.788%, due 12/1/2038(a)(b)	11,411,495	11,960,387
4.978%, due 5/1/2038(a)(b)	42,663,027	44,975,363
5.5%, due 9/1/2023(a)	7,126,262	7,542,435
5.79%, due 11/1/2036(a)(b)	39,662,375	41,981,830
5.956%, due 1/1/2036(a)(b)	4,413,530	4,633,676
5.996%, due 10/1/2037(a)(b)	32,382,377	34,406,275

Total Freddie Mac Pools	214,855,674	224,964,856

Ginnie Mae Pools - 10.4%(d)
4.0%, due 1/1/2040(b)	25,000,000	25,562,500

Total Ginnie Mae Pools	25,000,000	25,562,500

Total Mortgage Pass-Through Agency RMBS (cost - $1,808,695,017)	1,784,065,695	1,843,811,471

Collateralized Loan Obligation Securities - 3.8%(d)
AMMC CLO V, LTD(c)(e)	2,249,000	494,780
AMMC CLO VII, LTD(c)(e)	3,900,000	585,000
ARES VIR CLO, LTD(c)(e)	3,775,000	792,750
AVENUE CLO V, LTD(c)	2,000,000	80,000
BALLYROCK CLO 2006-2, LTD(c)	4,270,000	1,750,700
CARLYLE HIGH YIELD PARTNERS VIII, LTD(c)	3,000,000	210,000
EATON VANCE CDO IX, LTD(c)	2,500,000	600,000
FLAGSHIP CLO V, LTD(c)	3,750,000	825,000
PRIMUS CLO I, LTD(c)(e)	2,500,000	500,000
START III CLO, LTD(c)	3,000,000	2,660,400
TRIMARAN CLO VII, LTD(c)	2,000,000	700,000

Total Collateralized Loan Obligation Securities (cost - $27,145,692)	32,944,000	9,198,630

Structured Notes - 0.1%(d)
RESIX 2006-B B9, 6.233%, due 7/15/2038(b)(c)	1,849,306	55,479
RESIX 2006-B B10, 7.733%, due 7/15/2038(b)(c)	1,849,306	36,986
RESIX 2006-C B11, 7.483%, due 7/15/2038(b)(c)	708,387	14,168
RESIX 2007-A B11, 6.733%, due 2/15/2039(b)(c)	3,246,274	64,925
RESIX 2007-B B11, 8.733%, due 4/15/2039(b)(c)	3,497,675	69,954

Total Structured Notes (cost - $11,154,571)	11,150,948	241,512

Total Investments in Securities (cost$ - 1,846,995,280)	$1,828,160,643	$1,853,251,613

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

SCHEDULES OF INVESTMENTS—(Continued)

DECEMBER 31, 2009*

	Notional Amount	Fair Value
Unrealized Appreciation (Depreciation) on Interest Rate Swap Contracts - (1.6%)(d)
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

(d)	Percentage of net assets.
(e)	Non-income producing security.

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
INVESTMENT INCOME - Interest income	$17,265,278	$9,727,375	$34,202,245	$19,048,720

EXPENSES:
Interest	1,081,011	1,111,059	2,067,423	2,500,567
Management fees	1,151,973	786,999	2,227,523	1,498,768
Related party management compensation	314,872	102,923	645,345	533,218
General, administrative and other	619,250	524,416	1,444,664	944,590

Total expenses	3,167,106	2,525,397	6,384,955	5,477,143

Net investment income	14,098,172	7,201,978	27,817,290	13,571,577

GAINS AND (LOSSES) FROM INVESTMENTS:
Net realized gain (loss) on investments	(2,167,600)	(25,945)	(9,420,482)	1,415,931
Net unrealized appreciation (depreciation) on investments	34,535,276	12,469,386	48,252,461	18,006,631

Net gain (loss) from investments	32,367,676	12,443,441	38,831,979	19,422,562

GAINS AND (LOSSES) FROM SWAP CONTRACTS:
Net swap interest income (expense)	(3,137,823)	(392,098)	(6,432,243)	(2,421,244)
Net gain (loss) on termination of swap contracts	(17,205,497)	(10,804,123)	(17,205,497)	(10,804,123)
Net unrealized appreciation (depreciation) on swap contracts	1,482,962	12,127,098	(5,262,820)	13,821,700

Net gain (loss) from swap contracts	(18,860,358)	930,877	(28,900,560)	596,333

NET INCOME	$27,605,490	$20,576,296	$37,748,709	$33,590,472

NET INCOME PER COMMON SHARE:
Basic	$1.47	$2.23	$2.01	$3.99

Diluted	$1.46	$2.22	$2.01	$3.98

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010

Net income:
Net investment income	$14,098,172	$27,817,290
Net realized gain (loss) on investment securities	(2,167,600)	(9,420,482)
Net unrealized appreciation (depreciation) on investments	34,535,276	48,252,461
Net gain (loss) on swap contracts	(18,860,358)	(28,900,560)

Net income	27,605,490	37,748,709

Capital transactions:
Net proceeds from issuance of common shares	129,449,529	129,449,529
Distributions to shareholders	(11,264,337)	(21,582,801)
Amortization of related party compensation	314,872	645,345

Increase in net assets from capital transactions	118,500,064	108,512,073

Total increase in net assets	146,105,554	146,260,782
Net assets:
Beginning of period	244,446,210	244,290,982

End of period	$390,551,764	$390,551,764

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,605,490	$20,576,296	$37,748,709	$33,590,472
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Purchase of investment securities	(583,433,889)	(702,950,687)	(864,685,141)	(920,194,528)
Proceeds from disposition of investment securities	6,685,846	—	192,689,935	50,657,636
Proceeds from paydowns of investment securities	118,533,651	33,261,812	263,184,739	58,878,828
Amortization of related party compensation	314,872	102,923	645,345	533,218
Amortization of premiums on investment securities	(327,682)	159,273	149,853	292,612
Net realized (gain) loss on investment securities	2,167,600	25,945	9,420,482	(1,415,931)
Net realized (gain) loss on paydowns	1,490,093	368,578	3,253,725	591,316
Net unrealized (appreciation) depreciation on swap contracts	(1,482,962)	(12,127,098)	5,262,820	(13,821,700)
Net unrealized (appreciation) depreciation on investments	(34,535,276)	(12,469,386)	(48,252,461)	(18,006,631)
Change in assets and liabilities:
Receivable for securities sold	22,702,445	52,610,837	599,793	(1,461,733)
Interest receivable	186,459	(1,546,645)	265,888	(1,866,969)
Prepaid insurance	(641,138)	269,009	(725,735)	(561,724)
Payable for securities purchased and terminated swap contract	504,070,768	514,047,319	356,622,482	644,304,456
Related party management fee payable	62,915	69,923	59,450	90,139
Accrued interest payable	(3,150,024)	(3,983,706)	(1,614,707)	(1,779,843)
Accrued expenses and other liabilities	20,417	88,045	(35,044)	(316,735)

Net cash provided by (used in) operating activities	60,269,585	(111,497,562)	(45,409,867)	(170,487,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	3,513,452,663	1,808,883,065	7,624,130,219	4,003,424,467
Repayments of repurchase agreements	(3,553,441,707)	(1,752,743,470)	(7,549,237,667)	(3,891,904,962)
Proceeds from issuance of common shares	130,075,781	107,056,921	130,075,781	107,056,921
Offering costs paid	(184,745)	(928,723)	(184,745)	(1,398,667)
Distributions paid	(10,322,209)	(9,202,246)	(20,638,291)	(9,202,246)

Net cash provided by financing activities	79,579,783	153,065,547	184,145,297	207,975,513

Net increase (decrease) in cash and cash equivalents	139,849,368	41,567,985	138,735,430	37,488,396
CASH AND CASH EQUIVALENTS - Beginning of period	775,729	3,076,551	1,889,667	7,156,140

CASH AND CASH EQUIVALENTS - End of period	$140,625,097	$44,644,536	$140,625,097	$44,644,536

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$7,496,957	$5,486,863	$10,605,773	$8,007,886

SUPPLEMENTAL DISCLOSURES OF NONCASH FLOW INFORMATION:
Distributions declared, not yet paid	$11,260,592	$—	$11,260,592	$—

Change in accrued offering costs	$441,508	$1,155,973	$441,508	$1,220,785

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

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Clarification of the Scope of Audit and Accounting Guide Investment Companies (“ASC 946”), prior to its deferral in February 2008. Under ASC 946, the Company uses financial reporting for investment companies, and accordingly, its investments including its interest rate swap contracts, are carried at fair value with changes in fair value included in earnings. Consequently, there is no impact to designating interest rate swaps as cash flow or fair value hedges under GAAP.

The Company is exposed to credit loss in the event of nonperformance by the counterparty to the swap, limited to any gains recognized. However, the Company does not anticipate nonperformance by any counterparty. Should interest rates move unexpectedly, the Company may not achieve the anticipated benefits of the interest rate swap and may realize a loss.

Investment Valuation

Valuation of the Company’s investments is determined by management. Investments are valued using third-party pricing services and dealer quotes. The third-party pricing services use pricing models that incorporate such factors as coupons, primary and secondary mortgage rates, prepayment speeds, spread to the Treasury curves and interest rate swap curves, convexity, duration, periodic and life caps and credit enhancement. The dealer quotes incorporate common market pricing methods, including a spread measurement to the Treasury curves or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. Management reviews all prices used to ensure that current market conditions are represented. This review includes comparisons of similar market transactions, alternative third-party pricing services and dealer quotes, or comparisons to a pricing model. The resulting unrealized gains and losses are reflected in the statement of operations.

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

Earnings Per Share (“EPS”)

Basic EPS is computed using the two class method by dividing net income (loss) after adjusting for the impact of unvested stock awards deemed to be participating securities, by the weighted average number of common shares outstanding calculated excluding unvested stock awards. Diluted EPS is computed by dividing net income (loss) after adjusting for the impact of unvested stock awards deemed to be participating securities, by the weighted average number of common shares outstanding calculated excluding unvested stock awards, giving effect to common stock options and warrants, if they are not anti-dilutive. See note 3 for EPS computations.

Recent Accounting Pronouncements

In January 2010, the FASB provided additional disclosure requirements for fair value measurements under ASC 820, Fair Value Measurements and Disclosures. The new pronouncement requires a reporting entity to disclose the amounts of significant

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

3. EARNINGS PER SHARE

Components of the computation of basic and diluted EPS were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$27,605,490	$20,576,296	$37,748,709	$33,590,472
Less dividends paid:
Common shares	(10,929,247)	(9,142,442)	(20,942,890)	(9,142,442)
Unvested shares	(335,090)	(59,803)	(639,911)	(59,803)

Undistributed earnings	16,341,153	11,374,051	16,165,908	24,388,227

Basic weighted average shares outstanding:
Common shares	18,328,076	9,211,172	18,267,333	8,412,479

Basic earnings per common share:
Distributed earnings	$0.60	$0.99	$1.15	$1.09
Undistributed earnings	0.87	1.24	0.86	2.90

Basic earnings per common share	$1.47	$2.23	$2.01	$3.99

Diluted weighted average shares outstanding:
Common shares	18,328,076	9,211,172	18,267,333	8,412,479
Net effect of dilutive warrants	11,883	3,798	12,556	1,910

	18,339,959	9,214,970	18,279,889	8,414,389

Diluted earnings per common share:
Distributed earnings	$0.60	$0.99	$1.15	$1.09
Undistributed earnings	0.86	1.23	0.86	2.89

Diluted earnings per common share	$1.46	$2.22	$2.01	$3.98

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

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Disclosures about the fair value of securities and derivatives, based on the level of inputs is summarized below:

June 30, 2010

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Agency RMBS	$—	$2,284,625	$—	$2,284,625
CLOs and Structured Notes	—	12,865	—	12,865

Total	$—	$2,297,490	$—	$2,297,490

Liabilities
Interest rate swap contracts	$—	$9,057	$—	$9,057

Total	$—	$9,057	$—	$9,057

December 31, 2009

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Agency RMBS	$—	$1,843,811	$—	$1,843,811
CLOs and Structured Notes	—	9,440	—	9,440
Interest rate swap contracts	—	1,132	—	1,132

Total	$—	$1,854,383	$—	$1,854,383

Liabilities
Interest rate swap contracts	$—	$4,925	$—	$4,925

Total	$—	$4,925	$—	$4,925

The Agency RMBS portfolio consisted of:

June 30, 2010

	Par Amount	Fair Value	Weighted Average
Security Description			Coupon	Months to Reset(1)	Constant Prepayment Rate(2)
	(in thousands)
Agency RMBS collateralized by hybrid ARMs	$988,450	$1,029,590	3.9%	61.2	30.5%
Agency RMBS collateralized by short-reset hybrid ARMs(3)	178,411	187,217	3.6	8.3	28.0
Agency RMBS collateralized by fixed rate mortgages	1,013,010	1,067,818	4.2	N/A	9.8

Total Agency RMBS	$2,179,871	$2,284,625

December 31, 2009

	Par Amount	Fair Value	Weighted Average
Security Description			Coupon	Months to Reset(1)	Constant Prepayment Rate(2)
	(in thousands)
Agency RMBS collateralized by hybrid ARMs	$565,396	$586,834	4.5%	46.8	23.4%
Agency RMBS collateralized by short-reset hybrid ARMs(3)	263,728	275,717	4.5	13.3	19.0
Agency RMBS collateralized by monthly reset ARMs	140,226	145,134	3.0	1	11.2
Agency RMBS collateralized by fixed rate mortgages	814,716	836,126	4.5	N/A	9.0

Total Agency RMBS	$1,784,066	$1,843,811

(1)

“Months to Reset” is the number of months remaining before the fixed rate on a hybrid ARM becomes a variable rate. At the end of the fixed period, the variable rate will be determined by the margin and the pre-specified caps of the ARM.

(2)

“Constant Prepayment Rate” (“CPR”) is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year. Specifically, the CPR is an annualized version of the prior three month prepayment rate. Securities with no prepayment history are excluded from this calculation.

(3)	“Short-reset” is defined as 24 months or less to reset.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In early March 2010, both Freddie Mac and Fannie Mae announced they would purchase from the pools of mortgage loans underlying their mortgage pass-through certificates all mortgage loans that are more than 120 days delinquent. Freddie Mac implemented its purchase program in February 2010 with actual purchases beginning in March 2010. Fannie Mae began their process in March 2010 and announced it would implement the initial purchases over a period of three months, beginning in April 2010. The impact of these programs thus far is reflected in the CPR of the Company’s portfolio. Further, both agencies announced that on an ongoing basis they would purchase loans from the pools of mortgage loans underlying their mortgage pass-through certificates that become 120 days delinquent.

As of June 30, 2010 and December 31, 2009, the Company’s Agency RMBS were purchased at a net premium to their par value, with a weighted average amortized cost of $101.7 and $101.4, respectively, due to the average interest rates on these investments being higher than prevailing market rates at the time of purchase. As of June 30, 2010 and December 31, 2009, approximately $37.1 million and $25.0 million, respectively, of unamortized premium was included in the cost basis of the securities.

Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of June 30, 2010 and December 31, 2009, the average final contractual maturity of the Company’s Agency RMBS portfolio is in year 2032 and 2031, respectively. Based on current estimates, the Company’s Agency RMBS will have an average expected life of less than five years. Interest income on Agency RMBS for the three and six months ended June 30, 2010 and 2009 was $16.5 million, $32.9 million, $9.4 million and $18.3 million, respectively.

In order to mitigate its interest rate exposure, the Company enters into interest rate swap contracts. The Company had the following interest rate swap transactions during the three and six months ended June 30, 2010 and 2009:

Three & Six Months Ended June 30, 2010			Three & Six Months Ended June 30, 2009
Trade Date	Transaction	Notional	Trade Date	Transaction	Notional
April 2010	Terminated	$(200,000,000)	April 2009	Terminated	$(240,000,000)
April 2010	Opened	200,000,000	April 2009	Opened	240,000,000
April 2010	Terminated	(200,000,000)	June 2009	Opened	200,000,000
April 2010	Opened	200,000,000	June 2009	Opened	200,000,000

May 2010	Terminated	(240,000,000)	Net Increase		$400,000,000

May 2010	Opened	240,000,000
May 2010	Terminated	(200,000,000)
May 2010	Opened	200,000,000
May 2010	Terminated	(200,000,000)
May 2010	Opened	200,000,000
May 2010	Opened	100,000,000
June 2010	Opened	300,000,000
June 2010	Terminated	(100,000,000)
June 2010	Opened	100,000,000

Net Increase		$400,000,000

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

As of June 30, 2010 and December 31, 2009, the Company had pledged Agency RMBS with a fair value of $21.3 and $19.5 million, respectively, as collateral on interest rate swap contracts. Below is a summary of our interest rate swap contracts:

Derivatives not designated as hedging instruments under ASC 815(a)
As of June 30, 2010	Pay Rate	Receive Rate	Notional Amount	Fair Value	Statement of Assets and Liabilities Location
Expiration Date
May 2013	1.7050%	3-Month LIBOR(b)	$240,000,000	$(2,838,708)	Interest rate swap contracts, at fair value
May 2013	1.6000%	3-Month LIBOR(b)	100,000,000	(844,724)	Interest rate swap contracts, at fair value
June 2013	1.3775%	3-Month LIBOR(b)	300,000,000	(387,767)	Interest rate swap contracts, at fair value
May 2014	2.1200%	3-Month LIBOR(b)	200,000,000	(3,393,545)	Interest rate swap contracts, at fair value
May 2014	1.8825%	3-Month LIBOR(b)	200,000,000	(1,561,363)	Interest rate swap contracts, at fair value
July 2014	1.7200%	3-Month LIBOR(b)	100,000,000	(30,559)	Interest rate swap contracts, at fair value

Total			$1,140,000,000	$(9,056,666)

As of December 31, 2009	Pay Rate	Receive Rate	Notional Amount	Fair Value	Statement of Assets and Liabilities Location
Expiration Date
April 2012	1.6910%	3-Month LIBOR(b)	$240,000,000	$(543,716)	Interest rate swap contracts, at fair value
June 2012	2.2660%	3-Month LIBOR(b)	200,000,000	(2,558,748)	Interest rate swap contracts, at fair value
July 2012	2.1250%	3-Month LIBOR(b)	200,000,000	(1,822,869)	Interest rate swap contracts, at fair value
November 2013	2.2125%	3-Month LIBOR(b)	100,000,000	1,131,487	Interest rate swap contracts, at fair value

Total			$740,000,000	$(3,793,846)

		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging Instruments under ASC 815(a)	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended June 30,		Six Months Ended June 30,
		2010	2009	2010	2009
Interest rate swap contracts	Net gain (loss) from interest rate swap contracts	$(18,860,358)	$930,877	$(28,900,560)	$596,333

(a)	See note 2 for additional information on the Company’s purpose for entering into interest rate swaps and the decision not to designate them as hedging instruments.
(b)	London InterBank Offered Rate (“LIBOR”).

Credit Risk

As of June 30, 2010 and December 31, 2009, the Company has reduced its exposure to credit losses on its mortgage assets by holding primarily only Agency RMBS. The payments of principal and interest on the Agency RMBS are guaranteed by Freddie Mac, Fannie Mae and Ginnie Mae. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the United States government. While it is hoped that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy their guarantees of Agency RMBS.

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

June 30, 2010
Outstanding borrowings	$1,447,600
Interest accrued thereon	$261
Weighted average borrowing rate	0.32%
Weighted average remaining maturity (in days)	41.82
Fair value of the collateral(1)	$1,539,697

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

December 31, 2009
Outstanding borrowings	$1,372,708
Interest accrued thereon	$354
Weighted average borrowing rate	0.28%
Weighted average remaining maturity (in days)	27.6
Fair value of the collateral(1)	$1,445,191

(1)	Collateral for borrowings consists of Agency RMBS.

At June 30, 2010 and December 31, 2009, the Company did not have any repurchase agreements where the amount at risk exceeded 10% of the Company’s net assets.

6. SHARE CAPITAL

The Company authorized 500,000,000 shares of common stock having par value of $0.01 per share. As of June 30, 2010 and December 31, 2009, the Company had issued and outstanding 29,692,654 and 18,756,512 shares of common stock, respectively, and warrants to purchase an additional 78,190 shares of common stock.

Below is a description of the warrants outstanding at June 30, 2010 and December 31, 2009:

June 30, 2010

Expiration	Additional shares of common stock	Exercise Price
April 30, 2011	78,190	$11.00

December 31, 2009

Expiration	Additional shares of common stock	Exercise Price
April 30, 2011	78,190	$11.00

The Company is also authorized to issue shares of preferred stock. As of June 30, 2010 and December 31, 2009, no such shares were issued or outstanding.

On June 30, 2010, the Company closed a public offering of 10,925,000 shares of its common stock at a public offering price of $12.50 per share for total net proceeds of approximately $129.4 million, after the underwriting discount and commissions and estimated expenses.

7. STOCK OPTIONS AND RESTRICTED STOCK

The Company has adopted a stock incentive plan (the “2006 Stock Incentive Plan”) that provides for the grant of non-qualified common stock options, stock appreciation rights, restricted common stock and other share-based awards. The compensation committee of the Company’s board of directors administers the plan. Awards under the 2006 Stock Incentive Plan may be granted to the Company’s directors and executive officers and Manager Designees.

The exercise price for any stock option granted under the 2006 Stock Incentive Plan may not be less than 100% of the fair value of the shares of common stock at the time the common stock option is granted. Each common stock option must terminate no later than ten years from the date it is granted. The 2006 Stock Incentive Plan authorizes a total of 3,333,333 shares that may be used to satisfy awards under the plan. New shares will be issued on the exercise of any option. As of June 30, 2010 and December 31, 2009, the remaining shares that have been authorized but not yet issued under the 2006 Stock Incentive Plan were 2,375,706 and 2,386,848, respectively. The following table summarizes restricted common stock transactions for the three and six months ended June 30, 2010 and 2009:

Three and six months ended June 30, 2010	Officers and Employees(1)	Directors	Total
Unvested Shares as of December 31, 2009	538,000	14,988	552,988
Issued	—	4,332	4,332
Vested	—	(3,100)	(3,100)

Unvested Shares as of March 31, 2010	538,000	16,220	554,220
Issued	—	6,810	6,810
Vested	—	(2,732)	(2,732)

Unvested Shares as of June 30, 2010	538,000	20,298	558,298

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three and six months ended June 30, 2009	Officers and Employees(1)	Directors	Total
Unvested Shares as of December 31, 2008	81,307	11,155	92,462
Issued	—	3,100	3,100
Vested	(43,140)	(2,581)	(45,721)

Unvested Shares as of March 31, 2009	38,167	11,674	49,841
Issued	—	2,732	2,732
Vested	—	(2,738)	(2,738)

Unvested Shares as of June 30, 2009	38,167	11,668	49,835

(1)	Includes grants to the Company’s executive officers and Manager Designees.

The shares of restricted common stock granted to the Company’s executive officers, Manager Designees and directors were valued using the fair value at the time of grant, which was $13.51 and $13.38 for shares granted on January 1, 2010 and April 1, 2010, respectively, and $12.89 and $14.64 for shares granted on January 1, 2009 and April 1, 2009, respectively. Pursuant to ASC 718 the Company is required to value any unvested shares of restricted common stock granted to the Company’s executive officers and Manager Designees at the fair value at each reporting period. The Company valued the unvested restricted common stock at $12.66 and $13.51 per share at June 30, 2010 and December 31, 2009, respectively. Unrecognized compensation cost related to unvested restricted common stock granted as of June 30, 2010 and December 31, 2009 was $6,361,400 and $7,314,402, respectively.

There were no common stock option transactions for the three and six months ended June 30, 2010 and 2009. As of June 30, 2010 and December 31, 2009, there were 131,088 options outstanding and exercisable, with a weighted average exercise price of $30.00. The common stock options, all of which had vested by March 31, 2009, were valued using the Black-Scholes model using the following assumptions:

Three Months Ended March 31, 2009
Expected life	7.0 years
Discount rate	2.832%
Volatility	86.78%
Dividend yield	15.69%

The estimated fair value of the common stock options was $3.31 per share for the three months ended March 31, 2009. The components of share based compensation expense for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Options granted to CEO	$—	$—	$—	$57,278
Restricted shares granted to officers and employees(1)	247,717	59,739	524,378	388,222
Restricted shares granted to certain directors	67,155	43,184	120,967	87,718

Total shared based compensation expense	$314,872	$102,923	$645,345	$533,218

(1)	Includes grants to the Company’s executive officers and Manager Designees.

8. MANAGEMENT AGREEMENT AND RELATED PARTY TRANSACTIONS

The Manager manages the Company’s day-to-day operations, subject to the direction and oversight of the Company’s board of directors. The Management Agreement was executed on February 10, 2006. The initial term of the Management Agreement expired on December 31, 2008, and it was automatically renewed for a one-year term and will continue to be automatically renewed for one-

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

year terms on each anniversary date thereafter. The Management Agreement may be terminated upon the affirmative vote of at least two-thirds of the Company’s independent directors, or by a vote of the holders of a majority of the outstanding shares of the Company’s common stock. In the event the Management Agreement is terminated as described above, the Company shall pay to the Manager a termination fee in accordance with the provisions of the Management Agreement.

The Management Agreement provides, among other things, that the Company pays to the Manager, in exchange for managing the day-to-day operations of the Company, certain fees and reimbursements, consisting of a base management fee and reimbursement for out-of-pocket and certain other costs incurred by the Manager and on behalf of the Company. The base management fee, which is paid monthly, is equal to 1/12 of (A) 1.50% of the first $250,000,000 of Net Assets (as defined in the Management Agreement), (B) 1.25% of such Net Assets that are greater than $250,000,000 and less than or equal to $500,000,000, and (C) 1.00% of such Net Assets that are greater than $500,000,000. The Company is also required to reimburse the Manager for its pro-rata portion of rent, utilities, legal and investment services, market information systems and research publications and materials. In addition, the Company recognized share-based compensation expense related to common stock options and restricted common stock granted to the Company’s executive officers and Manager Designees which is included in related party management compensation on the statement of operations and described in note 7.

For the three and six months ended June 30, 2010 and 2009 the Company incurred the following in base management fees and expense reimbursement:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Base Management Fees	$986,850	$508,193	$1,924,047	$917,973
Expense Reimbursement	165,123	278,806	303,476	580,795

Total	$1,151,973	$786,999	$2,227,523	$1,498,768

9. INCOME TAXES

The Company has elected to be taxed as a REIT under Section 856 of the Code and intends to continue to comply with the provisions of the Code. As a REIT, the Company generally is not subject to federal or state income tax. To maintain its qualification as a REIT, the Company must distribute at least 90% of its REIT taxable income to its stockholders each year and meet certain other tests relating to assets and income. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes. Under certain circumstances, even though the Company qualifies as a REIT, federal income and excise taxes may be due on its undistributed taxable income. No provision for income taxes has been provided in the accompanying financial statements because the Company has paid or will pay dividends in amounts approximating its taxable income.

Book/tax differences primarily relate to amortization of realized losses on swaps, offering costs, related party management compensation expense and income on CLOs.

The tax character of the $2.10 of distributions declared to shareholders during 2009 was determined to be $0.48 as ordinary income and $1.62 as return of capital.

10. CONTINGENCIES

The Company enters into certain contracts that contain a variety of indemnifications, principally with the Manager and brokers. The maximum potential amount of future payment the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2010 and December 31, 2009.

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

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The Company’s principal trading activities are primarily with brokers and other financial institutions located in North America. All securities transactions of the Company are cleared by multiple major securities firms pursuant to customer agreements. At June 30, 2010 and December 31, 2009, substantially all the investments in securities and receivable for securities sold are positions with and amounts due from these brokers. The Company had substantially all of its individual counterparty concentrations with these brokers and their affiliates.

12. FINANCIAL HIGHLIGHTS

In accordance with financial reporting requirements applicable to investment companies, the Company has included below certain financial highlight information for the three and six months ended June 30, 2010 and 2009.

	Per Share
	Three months ended June 30,				Six months ended June 30,
	2010		2009		2010		2009
Net asset value, beginning of period	$13.03		$14.64		$13.02		$12.89
Net income:
Net investment income	0.75	(a)	0.81	(a)	1.48	(a)	1.62	(a)
Net gain (loss) from investments and swap contracts	0.72	(a)	1.50	(a)	0.53	(a)	2.39	(a)

Net income	1.47		2.31		2.01		4.01
Capital transactions:
Distributions to shareholders	(0.60)		(1.20)		(1.15)		(1.20)
Issuance of common shares and amortization of restricted shares	(0.75	)(a)	(3.09	) (a)	(0.73	) (a)	(3.04	) (a)

Net decrease in net asset value from capital transactions	(1.35)		(4.29)		(1.88)		(4.24)

Net asset value, end of period	$13.15		$12.66		$13.15		$12.66

Total return (%)	5.53	%(b)	(5.33	)%(b)	9.83	%(b)	7.53	%(b)
Ratios to Average Net Assets
Expenses before interest expense	3.21	% (c)	4.38	%(c)	3.39	%(c)	5.06	%(c)
Expenses	4.87	% (c)	7.82	%(c)	5.02	%(c)	9.31	%(c)
Net investment income	21.69	%(c)	22.31	%(c)	21.87	%(c)	23.07	%(c)
Supplemental Data
Net assets, end of period (000)	$390,552		$229,558		$390,552		$229,558

(a)

Calculated based on average shares outstanding during the period. Average shares outstanding include vested and unvested restricted shares and differs from weighted average shares outstanding used in calculating EPS (see note 3).

(b)	Calculated based on net asset value per share. Not computed on an annualized basis.

(c)	Computed on an annualized basis.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

13. SUBSEQUENT EVENTS

On July 1, 2010, an aggregate of 5,586 shares of restricted common stock were granted to certain directors as a portion of their compensation for serving on the Company’s board of directors.

Since June 30, 2010 through July 16, 2010, the Company has made additional forward settling purchases of $965.6 million comprised of $470.5 million of Agency RMBS collateralized by fixed rate mortgages and $495.1 million Agency RMBS collateralized by hybrid ARMS. In addition since June 30, 2010 to July 16, 2010 the Company entered into additional interest rate swaps of $550.0 million of notional amount.

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

Forward Looking Statements

When used in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission (“SEC”) or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and assumptions. The forward-looking statements we make in this Quarterly Report on Form 10-Q include, but are not limited to, statements about the following:

•	increases in interest rates and inflation;

•	our investment, financing and hedging strategy and the success of these strategies;

•	the effect of increased prepayment rates on our portfolio;

•	our ability to convert our assets into cash or extend the financing terms related to our assets;

•	our ability to quantify risks based on historical experience;

•	our ability to be taxed as a real estate investment trust (“REIT”) and to maintain an exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”);

•	our assessment of counterparty risk;

•	our liquidity;

•	our asset valuation policies;

•	our distribution policy; and

•	the effect of recent U.S. Government actions on the housing and credit markets.

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors could cause actual results to vary from our forward-looking statements:

•

the factors referenced in the Quarterly Report on Form 10-Q for the three months ended March 31, 2010 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, including those set forth under the section captioned “Risk Factors;”

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

Overview

We are a specialty finance company created with the objective of achieving consistent risk-adjusted investment income. We seek to achieve this objective by investing, on a leveraged basis, in Agency RMBS. We are currently managed by Cypress Sharpridge Advisors LLC, a joint venture between affiliates of The Cypress Group and Sharpridge Capital Management, L.P. We commenced operations in February 2006 and completed our initial public offering in June 2009. Our common stock is traded on the New York Stock Exchange under the symbol “CYS”.

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

In March 2010, the board of directors amended our investment guidelines to permit investments in collateralized mortgage obligations issued by a government agency or a government sponsored entity that are collateralized by Agency RMBS (“CMOs”). As of June 30, 2010, we had not invested in any CMOs.

On June 30, 2010, the Company successfully completed a public offering of 10,925,000 shares of common stock, raising approximately $129.4 million of net proceeds, bringing the total number of shares of common stock outstanding to 29,692,654 at June 30, 2010.

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

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

•	interest rate trends;

•	prepayment rates on mortgages underlying our Agency RMBS, and credit trends insofar as they affect prepayment rates;

•	competition for investments in Agency RMBS;

•	actions taken by the U.S. Federal Reserve and the U.S. Treasury; and

•	other market developments.

In addition, a variety of factors relating to our business may also impact our results of operation and financial condition. These factors include:

•	our degree of leverage;

•	our access to funding and borrowing capacity;

•	our borrowing costs;

•	our hedging activities;

•	changes in the credit ratings of the securities in our portfolio;

•	the market value of our investments; and

•	the REIT requirements and the requirements to qualify for a registration exemption under the Investment Company Act.

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

Trends and Recent Market Impacts

The following trends and recent market impacts may also affect our business:

Interest Rates and Liquidity

In 2010, the U.S. economy appears to be in a weak recovery with little or no inflationary pressures. This has continued the very low interest rate environment with the U.S. Federal Funds Target Rate still at 0-0.25%, with no change since mid-December 2008. There is little sign of an increase in the U.S. Federal Funds Target Rate in the near future. During the same period, 30-Day LIBOR has also remained low, though the rate has increased from 0.23% at December 31, 2009 to 0.35% at June 30, 2010 as rates have been affected by events in Europe, particularly the Greek credit crisis and its impact on the Eurozone. The availability of repurchase agreement financing is stable with financing costs at around 0.30%. These rates have slightly decoupled from 30-Day LIBOR with which they have generally been correlated. The following table shows 30-Day LIBOR, 3-Month LIBOR and the U.S. Federal Funds Target Rate at the end of each respective fiscal quarter:

Date	30-Day LIBOR	3-Month LIBOR	Federal Funds Target Rate
June 30, 2010	0.348%	0.534%	0.25%
March 31, 2010	0.249%	0.292%	0.25%
December 31, 2009	0.231%	0.251%	0.25%
September 30, 2009	0.246%	0.287%	0.25%
June 30, 2009	0.309%	0.595%	0.25%
March 31, 2009	0.500%	1.192%	0.25%
December 31, 2008	0.436%	1.425%	0.25%

Source: Bloomberg

Rates on three-year interest rate swaps, currently one of our primary hedging vehicles, decreased by 82 basis points during the 12 months ended June 30, 2010 to 1.33% and by 47 basis points since March 31, 2010; meanwhile 3-Month LIBOR, which we receive on the swaps, has increased over the last three months from 0.29% at March 31, 2010 to 0.53% at June 30, 2010, resulting in a significant reduction in our hedging costs.

Yields on mortgage securities have fallen to the lowest levels in more than a year with prices reaching record highs. While the yield on a par-priced Fannie Mae Agency RMBS backed by 30-year mortgage loans rose by 63 basis points over the 12 months ended March 31, 2010, by June 30, 2010 the yield had fallen by 76 basis points to 3.75%. However, financing costs and hedging costs have fallen, which has consequently allowed us to maintain a net interest margin of approximately 2.83% on our portfolio for the three months ended June 30, 2010.

Through early 2010 we saw yields on U.S. Treasury securities rise with the yield on five-year U.S. Treasury notes rising by 89 basis points during the 12 months ended March 31, 2010 while at the same time market prices of Agency RMBS rose. In the three months ended June 30, 2010, we have experienced falling yields on U.S. Treasury securities and continued rising market prices of Agency RMBS. The following table is illustrative of this situation by comparing market levels for two benchmark securities, the yield on five-year U.S. Treasury Notes and the price of 15-year Fannie Mae 4.5% Agency RMBS:

Date	Five-Year U.S. Treasury Note	Market Prices of 15-Year Fannie Mae 4.5% Agency RMBS
June 30, 2010	1.77%	$105.484
March 31, 2010	2.55%	$103.670
December 31, 2009	2.68%	$102.984
September 30, 2009	2.31%	$103.547
June 30, 2009	2.56%	$102.000
March 31, 2009	1.66%	$103.000
December 31, 2008	1.55%	$102.375

Source: Bloomberg

One of the main factors impacting market prices was the U.S. Federal Reserve’s program to purchase Agency RMBS which had commenced in January 2009 and was terminated on March 31, 2010. In total, $1.25 trillion of Agency RMBS was purchased. While these purchases have ended, the program continues to impact the market supply as the government settles short sales and failed purchases. In addition, through the course of 2009 the U.S. Treasury purchased $250 billion of Agency RMBS. When these programs terminated the market expectation was that it might cause a decrease in demand for these securities which would likely reduce their market price. This has not happened, however, and we continue to see strong demand as these securities remain desirable assets in this rather volatile economic environment.

Prepayment Rates and Loan Buy-back Programs

In early March 2010, both Freddie Mac and Fannie Mae announced they would purchase from the pools of mortgage loans underlying their mortgage pass-through certificates all mortgage loans that are more than 120 days delinquent. Freddie Mac implemented its purchase program in February 2010 with actual purchases beginning in March 2010. Fannie Mae began its process in March 2010 and announced it would implement the initial purchases over a period of three months, beginning in April 2010. Further, both agencies announced that on an ongoing basis they would purchase loans from the pools of mortgage loans underlying their mortgage pass-through certificates that become 120 days delinquent. The impact of these programs thus far is reflected in the constant prepayment rate, or CPR, of our portfolio. Our holdings of Agency RMBS backed by 15 year mortgages protect us to a large degree from these prepayments as the delinquency rate of 15 year mortgages is very low, according to data released by Fannie Mae and Freddie Mac. The effect of these purchase programs on our portfolio has been lower than expected and the CPR of our overall portfolio was 17.4% for the second quarter of 2010.

During 2009, prepayment rates on Agency RMBS moved up slightly by the end of the year. During the six months ended June 30, 2010, the prepayment rates changed primarily in line with the delinquent loan purchase programs described above. The following table shows the prepayment rates for Agency RMBS backed by fixed rate mortgages:

	Jan-09	Feb-09	Mar-09	Apr-09	May-09	Jun-09	Jul-09	Aug-09	Sep-09	Oct-09	Nov-09	Dec-09
Fannie Mae	16.4%	22.2%	21.7%	21.4%	23.4%	22.6%	18.3%	15.0%	13.7%	15.7%	14.9%	18.5%
Freddie Mac	17.3	24.5	24.1	23.8	24.8	24.4	19.3	13.9	12.5	14.2	15.7	18.2
Ginnie Mae	23.8	24.4	25.6	28.2	29.6	24.0	19.5	17.5	20.7	21.0	23.2	29.0

	Jan-10	Feb-10	Mar-10	Apr-10	May-10	Jun-10
Fannie Mae	15.7%	14.9%	27.7%	29.1%	27.0%	17.8%
Freddie Mac	14.7	40.8	18.2	16.7	14.7	17.4
Ginnie Mae	13.8	14.8	13.3	11.8	13.1	13.2

Financial Regulatory Reform Bill and Other Government Activity

Certain programs initiated by the U.S. Government, through the Federal Housing Administration (“FHA”) and the Federal Deposit Insurance Corporation (“FDIC”), to provide homeowners with assistance in avoiding residential mortgage loan foreclosures are currently in effect. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. One such program is the Hope for Homeowners program, which is effective from October 1, 2008 through September 30, 2011 and will enable certain distressed borrowers to refinance their mortgages into FHA-insured loans. In addition, in February 2009, the U.S. Treasury announced the Homeowner Affordability and Stability Plan (“HASP”), which is a multi-faceted plan that also is intended to prevent residential mortgage foreclosures.

While the effect of these programs has not been as extensive as originally expected, programs such as the Hope for Homeowners program and HASP may have the effect of increasing prepayment rates and reducing the principal or interest payments on residential mortgage loans held by certain types of borrowers. The effect of such programs for holders of Agency RMBS could be that such holders would experience changes in the anticipated yields of their Agency RMBS due to (i) increased prepayment rates on their Agency RMBS and (ii) lower interest and principal payments on their Agency RMBS.

In July 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act was passed by Congress. This legislation aims to restore responsibility and accountability to the financial system. It is unclear how this legislation may impact the borrowing environment, investing environment for Agency RMBS and interest rate swaps and other derivatives as much of the Bill’s implementation has not yet been defined by the regulators.

Credit Spreads

Over the past several years, the credit markets generally experienced tightening credit spreads (specifically, spreads between U.S. Treasury securities and other securities that are identical in all respects except for ratings) mainly due to the strong demand for lending opportunities. Generally, when credit spreads tighten the value of Agency RMBS increases, which results in an increase in our book value. Credit spreads have recently tightened, which has resulted in an increase in our book value. If credit spreads were to widen, we expect the market value of Agency RMBS would decrease, which could reduce our book value but also create an attractive opportunity to reinvest principal and interest from our existing portfolio as well as deploy new capital into higher-yielding Agency RMBS.

For a discussion of additional risks relating to our business see “Risk Factors” disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on February 10, 2010 and Quarterly Report on Form 10-Q for the three months ended March 31, 2010 filed on April 23, 2010 and “—Quantitative and Qualitative Disclosures About Market Risk.”

Financial Condition

As of June 30, 2010 and December 31, 2009, the Agency RMBS in our portfolio were purchased at a net premium to their par value, with a weighted average amortized cost of $101.7 and $101.4, respectively, due to the average interest rates on these investments being higher than prevailing market rates. As of June 30, 2010 and December 31, 2009, we had approximately $37.1 million and $25.0 million, respectively, of unamortized premium included in the cost basis of our investments.

As of June 30, 2010 and December 31, 2009, our Agency RMBS portfolio consisted of the following assets:

June 30, 2010

	Par Amount	Fair Value	Weighted Average
Security Description			Coupon	Months to Reset(1)	Constant Prepayment Rate(2)
	(in thousands)
Agency RMBS collateralized by hybrid ARMs	$988,450	$1,029,590	3.9%	61.2	30.5%
Agency RMBS collateralized by short-reset hybrid ARMs(3)	178,411	187,217	3.6	8.3	28.0
Agency RMBS collateralized by fixed rate mortgages	1,013,010	1,067,818	4.2	N/A	9.8

Total Agency RMBS	$2,179,871	$2,284,625

December 31, 2009

	Par Amount	Fair Value	Weighted Average
Security Description			Coupon	Months to Reset(1)	Constant Prepayment Rate(2)
	(in thousands)
Agency RMBS collateralized by hybrid ARMs	$565,396	$586,834	4.5%	46.8	23.4%
Agency RMBS collateralized by short-reset hybrid ARMs(3)	263,728	275,717	4.5	13.3	19.0
Agency RMBS collateralized by monthly reset ARMs	140,226	145,134	3.0	1	11.2
Agency RMBS collateralized by fixed rate mortgages	814,716	836,126	4.5	N/A	9.0

Total Agency RMBS	$1,784,066	$1,843,811

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

Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of June 30, 2010 and December 31, 2009 the average final contractual maturity of the mortgage portfolio is in year 2032 and 2031, respectively.

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

As of June 30, 2010 and December 31, 2009 we had $12.8 million and $9.2 million of CLOs at fair value, respectively. In addition, as of June 30, 2010 and December 31, 2009 we had $0.1 million and $0.2 million of structured notes at fair value, respectively.

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

At June 30, 2010 we were a party to six interest rate swaps with maturities between May 2013 and July 2014 with an aggregate notional amount of $1,140.0 million and a fair value of approximately $(9.1) million. At December 31, 2009, we were a party to four interest rate swaps with maturities between April 2012 and November 2013 with an aggregate notional amount of $740.0 million and a fair value of approximately $(3.8) million. As of June 30, 2010 and December 31, 2009, the weighted average fixed pay rate on our interest rate swaps was 1.7149% and 2.034%, respectively.

The current fair value of interest rate swaps is heavily dependent on the current market fixed rate, the corresponding term structure of floating rates (known as the yield curve) as well as the expectation of changes in future floating rates. As expectations of future floating rates change, the fair value of interest rate swaps changes.

Liabilities

We have entered into repurchase agreements to finance some of our purchases of Agency RMBS. These agreements are secured by our Agency RMBS and bear interest at rates that have historically moved in close relationship to LIBOR. At June 30, 2010, we had approximately $1,447.6 million of liabilities pursuant to repurchase agreements with 18 counterparties that had weighted average interest rates of approximately 0.32%, and maturities of between six and 83 days. In addition, as of June 30, 2010, we had approximately $583.8 million in payables for securities purchased and $2.6 million payable for termination of a swap contract. A portion of the payable for securities purchased will be financed through repurchase agreements. The increase in payable for securities purchased of $583.8 million at June 30, 2010 compared to $229.8 million at December 31, 2009 is primarily due to increased purchases to invest the net proceeds from the public offering that closed on June 30, 2010. Because we measure leverage as total liabilities divided by net assets, the approximately $586.4 million payable for securities purchased and termination of swap contract is included in our June 30, 2010 leverage ratio of 5.3 to 1. At December 31, 2009, we had approximately $1,372.7 million of liabilities pursuant to repurchase agreements with 16 counterparties that had weighted average interest rates of approximately 0.28%, and maturities of between four and 68 days. In addition, as of December 31, 2009 we had approximately $229.8 million in payables for securities purchased, a portion of which will be financed through repurchase agreements. Because we measure leverage as total liabilities divided by net assets, the approximately $229.8 million payable for securities purchased is included in our December 31, 2009 leverage ratio of 6.6 to 1. Below is a summary of our payable for securities purchased as of June 30, 2010 and December 31, 2009.

June 30, 2010

Forward Settling Purchases	Settle Date	Par Amount	Payable
GNMA - 30 Year 3.5% Hybrid ARM	7/22/2010	$85,000,000	$86,872,656
FNMA - 30 Year 3.65% Hybrid ARM	8/23/2010	50,000,000	50,968,750
FNMA - 30 Year 3.7% Hybrid ARM	8/23/2010	20,036,173	20,439,374
FNMA - 30 Year 3.6% Hybrid ARM	8/23/2010	50,000,000	51,312,500
GNMA - 30 Year 3.5% Hybrid ARM	9/22/2010	50,000,000	50,984,375
FNMA - 30 Year 3.767% Hybrid ARM	9/22/2010	50,186,513	51,680,346
FNMA - 30 Year 3.699% Hybrid ARM	9/24/2010	14,743,298	15,146,722
FNMA - 30 Year 3.845% Hybrid ARM	9/29/2010	50,000,000	51,492,188
FNMA - 30 Year 3.7% Hybrid ARM	10/21/2010	25,000,000	25,718,750
FNMA - 30 Year 3.58% Hybrid ARM	10/21/2010	50,000,000	51,218,750
FNMA - 30 Year 3.615% Hybrid ARM	10/21/2010	50,000,000	51,187,500
FNMA - 30 Year 3.55% Hybrid ARM	10/21/2010	25,000,000	25,542,969
FNMA - 30 Year 3.69% Hybrid ARM	10/22/2010	50,000,000	51,234,375

Total		$569,965,984	$583,799,255

December 31, 2009

Forward Settling Purchases	Settle Date	Par Amount	Payable
FNMA - 15 Year 4.0% Fixed	1/19/2010	$75,000,000	$76,439,088
GNMA - 30 Year 4.0% Hybrid ARM	1/25/2010	25,000,000	25,541,301
FNMA - 15 Year 4.5% Fixed	2/17/2010	75,000,000	77,118,775
FNMA - 15 Year 4.0% Fixed	3/16/2010	50,000,000	50,739,608

Total		$225,000,000	$229,838,772

Summary Financial Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Investment income - Interest income
Interest Income - Agency RMBS	$16,478,509	$9,357,129	$32,871,036	$18,309,112
Interest Income - CLOs, Structured Notes & Cash Equivalents	786,769	370,246	1,331,209	739,608

Total interest income	17,265,278	9,727,375	34,202,245	19,048,720

EXPENSES:
Interest expense	1,081,011	1,111,059	2,067,423	2,500,567
Non-Investment expenses	2,086,095	1,414,338	4,317,532	2,976,576

Total expenses	3,167,106	2,525,397	6,384,955	5,477,143

Net investment income	14,098,172	7,201,978	27,817,290	13,571,577

Net gain (loss) from investments	32,367,676	12,443,441	38,831,979	19,422,562

GAINS AND (LOSSES) FROM SWAP CONTRACTS:
Net swap interest income (expense)	(3,137,823)	(392,098)	(6,432,243)	(2,421,244)
Net gain (loss) on termination of swap contracts	(17,205,497)	(10,804,123)	(17,205,497)	(10,804,123)
Net unrealized appreciation (depreciation) on swap contracts	1,482,962	12,127,098	(5,262,820)	13,821,700

Net gain (loss) from swap contracts	(18,860,358)	930,877	(28,900,560)	596,333

NET INCOME	$27,605,490	$20,576,296	$37,748,709	$33,590,472

Net income per common share (diluted)	$1.46	$2.22	$2.01	$3.98
Distributions per common share	$0.60	$1.20	$1.15	$1.20
Key Portfolio Statistics*
Average Agency RMBS(1)	$1,661,529,971	$789,520,805	$1,695,139,442	$751,231,814
Average repurchase agreements	1,473,952,875	693,518,835	1,500,971,324	654,456,996
Average net assets	260,661,753	129,484,724	256,549,906	118,650,116
Average yield on Agency RMBS (2)	3.98%	4.75%	3.91%	4.91%
Average cost of funds & hedge (3)	1.15%	0.87%	1.14%	1.52%
Interest rate spread net of hedge (4)	2.83%	3.88%	2.77%	3.39%
Leverage ratio (at period end) (5)	5.3:1	5.9:1	5.3:1	5.9:1

(1)	Our average Agency RMBS for the period was calculated by averaging the cost basis of our settled Agency RMBS during the period.
(2)	Our average yield on Agency RMBS for the period was calculated by dividing our interest income from Agency RMBS by our average Agency RMBS.
(3)	Our average cost of funds and hedge for the period was calculated by dividing our total interest expense, including our net swap interest income (expense), by our average repurchase agreement.
(4)	Our interest rate spread net of hedge for the period was calculated by subtracting our average cost of funds from our average yield on Agency RMBS.
(5)	Our leverage ratio was calculated by dividing total liabilities by net assets.
*	All percentages are annualized.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Non-GAAP Reconciliation:	2010	2009	2010	2009
NET INCOME	$27,605,490	$20,576,296	$37,748,709	$33,590,472
Net (gain) loss from investments	(32,367,676)	(12,443,441)	(38,831,979)	(19,422,562)
Net (gain) loss on termination of swap contracts	17,205,497	10,804,123	17,205,497	10,804,123
Net unrealized (appreciation) depreciation on swap contracts	(1,482,962)	(12,127,098)	5,262,820	(13,821,700)

Core Earnings	$10,960,349	$6,809,880	$21,385,047	$11,150,333

Results of Operations

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Net Income. Net income increased $7.0 million to $27.6 million for the three months ended June 30, 2010, compared to net income of $20.6 million for the three months ended June 30, 2009. The major components of this increase are detailed below.

Net Gain (Loss) From Investments. Net gain (loss) from investments increased by $19.9 million to $32.4 million for the three months ended June 30, 2010, compared to $12.4 million for the three months ended June 30, 2009. This increase was primarily the result of the decrease in longer term interest rates and therefore increases in prices of Agency RMBS. During the three months ended June 30, 2010 and 2009 the price of an Agency RMBS backed by 15-year 4.5% mortgages increased 1.81 points and decreased 1.00 points, respectively.

Net Gain (Loss) from Swap Contracts. Net gain (loss) from swap contracts decreased by $19.8 million to $(18.9) million for the three months ended June 30, 2010, compared to $0.9 million for the three months ended June 30, 2009. The net gain (loss) on swap contracts was primarily due to the change in swap rates combined with the change in the size of our interest rate swap portfolio. During the three months ended June 30, 2010 we added net $400.0 million of notional amount of interest rate swaps ending the period with $1,140.0 million of notional amount of interest rate swaps. During the three months ended June 30, 2009 we added net $400.0 million of notional amount of interest rate swaps ending the period with $640.0 million of notional amount of interest rate swaps. During the three months ended June 30, 2010 and 2009, three year swap rates decreased by 47 basis points and increased by 47 basis points, respectively. During the three months ended June 30, 2010 the Company rebalanced its hedges. It extended their average maturity to 3.4 years at June 30, 2010 from 2.4 years at March 31, 2010. In addition this rebalancing reduced the weighted average interest rate strike to 1.7% at June 30, 2010 from 2.0% at March 31, 2010.

Interest Income. Interest income, which consists of interest income on Agency RMBS, subordinated tranches of CLOs, structured notes and short term investments and other debt securities, increased by $7.6 million to $17.3 million for the three months ended June 30, 2010, as compared to $9.7 million for the three months ended June 30, 2009. The change in interest income was primarily due to the increased size of our portfolio. During the three months ended June 30, 2010 our average Agency RMBS portfolio was $1,661.5 million, compared to $789.5 million during the three months ended June 30, 2009. However, the increased income due to the size of our portfolio was offset by the decrease in the average yield on Agency RMBS. During the three months ended June 30, 2010 and 2009, our average yield on Agency RMBS was 3.98% and 4.75%, respectively. This was primarily caused by the increase in prices/lower yields on Agency RMBS as described above.

Interest on CLO and collateralized debt obligation (“CDO”) securities is accrued at a rate determined based on estimated future cash flows and adjusted prospectively as future cash flow amounts are recast. When the Company cannot reliably estimate cash flows for CDO and CLO securities, a nonaccrual (cost recovery) recognition method is used. Interest income on subordinated tranches of CLOs increased to $0.7 million for the three months ended June 30, 2010, compared to $0.1 million for the three months ended June

30, 2009. Additionally, for the three months ended June 30, 2010 the Company received $1.1 million of distributions from CLOs that were accounted for as a reduction of the cost basis and thereby excluded from our interest income and Core Earnings. This compared to $0.2 million for the three months ended June 30, 2009. Total cash received on our CLO portfolio during the three months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30,
	2010	2009
AMMC CLO V, LTD	$296,380	$—
BALLYROCK CLO 2006-2, LTD	343,602	—
CARLYLE HIGH YIELD PARTNERS VIII, LTD	177,758	—
EATON VANCE CDO IX, LTD	295,284	—
FLAGSHIP CLO V, LTD	267,769	89,346
PRIMUS CLO I, LTD	139,022	—
START III CLO, LTD	130,829	138,652
TRIMARAN CLO VII, LTD	127,265	121,290

Total	$1,777,909	$349,288

Total Expenses. Interest expense was unchanged at $1.1 million for the three months ended June 30, 2010, as compared to $1.1 million for the three months ended June 30, 2009. Our average repurchase agreements increased to $1,474.0 million compared to $693.5 million during the three months ended June 30, 2010 and 2009, respectively. However, the effect of the higher repurchase agreements was offset by a decrease in the average rate on our repurchase agreements of 0.29% compared with 0.64% during the three months ended June 30, 2010 and 2009, respectively.

For the three months ended June 30, 2010, non-investment expenses increased by $0.7 million to $2.1 million compared to $1.4 million for the three months ended June 30, 2009. However, expenses as a percentage of net assets decreased significantly during the three months ended June 30, 2010 to 3.21% compared to 4.38% during the three months ended June 30, 2009. The primary reason for the decrease was that we had a larger asset base. Our average net assets were $260.7 million and $129.5 million for the three months ended June 30, 2010 and 2009, respectively. Non-investment expenses consist of management fees payable to our Manager in accordance with our management agreement, amortization related to restricted stock and stock options granted to our executive officers, certain officers and employees of our Manager and its sub-advisors and other individuals who provide services to us, as designated by our Manager, and our independent directors, directors’ fees, insurance premium expenses for directors and officers insurance and other general and administrative expenses, including legal and accounting fees.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Net Income. Net income increased $4.1 million to $37.7 million for the six months ended June 30, 2010, compared to $33.6 million for the six months ended June 30, 2009. The major components of this increase are detailed below.

Net Gain (Loss) from Swap Contracts. Net gain (loss) from swap contracts decreased by $29.5 million to $(28.9) million for the six months ended June 30, 2010, compared to $0.6 million for the six months ended June 30, 2009. The net gain (loss) on swap contracts was primarily due to the change in swap rates combined with the change in the size of our interest rate swap portfolio. During the six months ended June 30, 2010 and 2009, we added net $400.0 million each period of notional amount of interest rate swaps. During the six months ended June 30, 2010 the Company rebalanced its hedges. It extended their average maturity to 3.4 years at June 30, 2010 from 2.6 years at December 31, 2009. In addition this rebalancing reduced the weighted average interest rate strike to 1.7% at June 30, 2010 from 2.0% at December 31, 2009. The following is a chart of 3-year swap rates for the period from December 31, 2008 to June 30, 2010:

Net Gain (Loss) From Investments. Net gain (loss) from investments increased by $19.4 million to $38.8 million for the six months ended June 30, 2010, as compared to $19.4 million for the six months ended June 30, 2009. This increase was primarily the result of the decrease in longer term interest rates and therefore increases in prices of Agency RMBS on investments of $2,297.5 million at June 30, 2010 compared to $1,519.7 million at June 30, 2009. During the six months ended June 30, 2010, the price of an Agency RMBS backed by 15-year 4.5% mortgages increased 2.5 points while it decreased 0.4 points during the six months ended June 30, 2009.

Interest Income. Interest income, which consists of interest income on Agency RMBS, subordinated tranches of CLOs, structured notes and short term investments and other debt securities, increased by $15.2 million to $34.2 million for the six months ended June 30, 2010, as compared to $19.0 million for the six months ended June 30, 2009. The change in interest income was primarily due to the increased size of our portfolio. During the six months ended June 30, 2010 our average Agency RMBS portfolio was $1,695.1 million, compared to $751.2 million during the six months ended June 30, 2009. However, this increase was partially offset by the decrease in the average yield on Agency RMBS. During the six months ended June 30, 2010 and 2009, our average yield on Agency RMBS was 3.91% and 4.91%, respectively. This was primarily caused by the increase in prices/lower yields on Agency RMBS as described above. Interest income on structured notes and short term investments was $0.2 million for the six months ended June 30, 2010, compared to $0.5 million for the six months ended June 30, 2009.

Interest on CLO and collateralized debt obligation (“CDO”) securities is accrued at a rate determined based on estimated future cash flows and adjusted prospectively as future cash flow amounts are recast. When the Company cannot reliably estimate cash flows for CDO and CLO securities a nonaccrual (cost recovery) recognition method is used. Interest income on subordinated tranches of CLOs increased to $1.1 million for the six months ended June 30, 2010, compared to $0.2 million for the six months ended June 30, 2009. Additionally, for the six months ended June 30, 2010 the Company received $1.6 million of distributions from CLOs that were accounted for as a reduction of the cost basis and thereby excluded from our interest income and Core Earnings. This compared to $1.0 million for the six months ended June 30, 2009. Total cash received on our CLO portfolio during the six months ended June 30, 2010 and 2009 was as follows:

	Six Months Ended June 30,
	2010	2009
AMMC CLO V, LTD	$386,222	$—
AVENUE CLO V, LTD	—	29,316
BALLYROCK CLO 2006-2, LTD	629,690	60,299
CARLYLE HIGH YIELD PARTNERS VIII, LTD	252,595	173,763
EATON VANCE CDO IX, LTD	295,284	25,262
FLAGSHIP CLO V, LTD	488,325	387,604
PRIMUS CLO I, LTD	139,022	—
START III CLO, LTD	261,682	282,596
TRIMARAN CLO VII, LTD	248,738	285,278

Total	$2,701,558	$1,244,118

Total Expenses. Interest expense decreased by $0.4 million to $2.1 million for the six months ended June 30, 2010, as compared to $2.5 million for the six months ended June 30, 2009. The decrease was due to a decrease in short-term interest rates. During the six months ended June 30, 2010, the average rate on our repurchase agreements was 0.28% compared with 0.77% during the six months ended June 30, 2009. However, the decrease in short-term rates was partially offset by the increase in our average repurchase agreements. Our average repurchase agreements were $1,501.0 million compared to $654.5 million during the six months ended June 30, 2010 and 2009, respectively.

For the six months ended June 30, 2010, non-investment expenses increased by $1.3 million to $4.3 million compared to $3.0 million for the six months ended June 30, 2009. However, expenses as a percentage of net assets decreased significantly during the six months ended June 30, 2010 compared to June 30, 2009 to 3.39% and 5.06% for the six months ended June 30, 2010 and 2009, respectively. The primary reason for the decrease was that we had a larger asset base. Our average net assets were $256.5 million and $118.7 million for the six months ended June 30, 2010 and 2009, respectively.

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

We enter into repurchase agreements to finance some of our purchases of Agency RMBS. As of June 30, 2010 and December 31, 2009, we had outstanding approximately $1,447.6 million and $1,372.7 million, respectively, of liabilities pursuant to repurchase agreements that had weighted average borrowing rates of approximately 0.32% and 0.28%, respectively, and maturities of between six and 83 days and four and 68 days, respectively. As of June 30, 2010 and December 31, 2009, interest payable on our repurchase agreements was $0.3 million and $0.4 million, respectively.

We enter into interest rate swap contracts as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for the term of the swap contract. At June 30, 2010 and December 31, 2009, we had the following interest rate swap contracts:

As of June 30, 2010

Counterparty	Expiration Date	Pay Rate	Receive Rate	Notional Amount	Fair Value
Deutsche Bank Group	May 2013	1.7050%	3-Month LIBOR	$240,000,000	$(2,838,708)
The Royal Bank of Scotland plc	May 2013	1.6000%	3-Month LIBOR	100,000,000	(844,724)
The Royal Bank of Scotland plc	June 2013	1.3775%	3-Month LIBOR	300,000,000	(387,767)
Deutsche Bank Group	May 2014	2.1200%	3-Month LIBOR	200,000,000	(3,393,545)
The Royal Bank of Scotland plc	May 2014	1.8825%	3-Month LIBOR	200,000,000	(1,561,363)
The Royal Bank of Scotland plc	July 2014	1.7200%	3-Month LIBOR	100,000,000	(30,559)

Total				$1,140,000,000	$(9,056,666)

As of December 31, 2009

Counterparty	Expiration Date	Pay Rate	Receive Rate	Notional Amount	Fair Value
Deutsche Bank Group	April 2012	1.6910%	3-Month LIBOR	$240,000,000	$(543,716)
Deutsche Bank Group	June 2012	2.2660%	3-Month LIBOR	200,000,000	(2,558,748)
The Royal Bank of Scotland plc	July 2012	2.1250%	3-Month LIBOR	200,000,000	(1,822,869)
The Royal Bank of Scotland plc	November 2013	2.2125%	3-Month LIBOR	100,000,000	1,131,487

Total				$740,000,000	$(3,793,846)

We enter into certain contracts that contain a variety of indemnification obligations, principally with our Manager, brokers and counterparties to interest rate swap contracts and repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of June 30, 2010 and December 31, 2009.

In addition, as of June 30, 2010 and December 31, 2009, we had a $583.8 million and $229.8 million payable for securities purchased, respectively, a portion of which will be financed through repurchase agreements. The increase in payable for securities purchased of $583.8 million at June 30, 2010 compared to $229.8 million at December 31, 2009 is primarily due to increased purchases to invest the net proceeds from the public offering that closed on June 30, 2010. Because we measure leverage as total liabilities divided by net assets, the amount of payable for securities purchased is included in our June 30, 2010 and December 31, 2009 leverage ratio of 5.3 to 1 and 6.6 to 1, respectively. Below is a summary of our payable for securities purchased as of June 30, 2010 and December 31, 2009:

June 30, 2010

Forward Settling Purchases	Settle Date	Par Amount	Payable
GNMA - 30 Year 3.5% Hybrid ARM	7/22/2010	$85,000,000	$86,872,656
FNMA - 30 Year 3.65% Hybrid ARM	8/23/2010	50,000,000	50,968,750
FNMA - 30 Year 3.7% Hybrid ARM	8/23/2010	20,036,173	20,439,374
FNMA - 30 Year 3.6% Hybrid ARM	8/23/2010	50,000,000	51,312,500
GNMA - 30 Year 3.5% Hybrid ARM	9/22/2010	50,000,000	50,984,375
FNMA - 30 Year 3.767% Hybrid ARM	9/22/2010	50,186,513	51,680,346
FNMA - 30 Year 3.699% Hybrid ARM	9/24/2010	14,743,298	15,146,722
FNMA - 30 Year 3.845% Hybrid ARM	9/29/2010	50,000,000	51,492,188
FNMA - 30 Year 3.7% Hybrid ARM	10/21/2010	25,000,000	25,718,750
FNMA - 30 Year 3.58% Hybrid ARM	10/21/2010	50,000,000	51,218,750
FNMA - 30 Year 3.615% Hybrid ARM	10/21/2010	50,000,000	51,187,500
FNMA - 30 Year 3.55% Hybrid ARM	10/21/2010	25,000,000	25,542,969
FNMA - 30 Year 3.69% Hybrid ARM	10/22/2010	50,000,000	51,234,375

Total		$569,965,984	$583,799,255

December 31, 2009

Forward Settling Purchases	Settle Date	Par Amount	Payable
FNMA - 15 Year 4.0% Fixed	1/19/2010	$75,000,000	$76,439,088
GNMA - 30 Year 4.0% Hybrid ARM	1/25/2010	25,000,000	25,541,301
FNMA - 15 Year 4.5% Fixed	2/17/2010	75,000,000	77,118,775
FNMA - 15 Year 4.0% Fixed	3/16/2010	50,000,000	50,739,608

Total		$225,000,000	$229,838,772

Off-Balance Sheet Arrangements

As of June 30, 2010 and December 31, 2009, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2010 and December 31, 2009, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Liquidity and Capital Resources

On June 30, 2010, the Company closed a public offering of 10,925,000 shares of its common stock at a public offering price of $12.50 per share for total net proceeds of approximately $129.4 million, after the underwriting discount and commissions and estimated expenses.

During the three months ended June 30, 2010 and 2009, our operations provided (used) cash of $60.3 million and $(111.5) million, respectively. During the three months ended June 30, 2010 and 2009, we had net purchases of securities (net of purchases, sales and paydown proceeds) of $458.2 million and $669.7 million, respectively. During the six months ended June 30, 2010 and

2009 our operations used cash of $(45.4) million and $(170.5) million, respectively. During the six months ended June 30, 2010 and 2009 we had net purchases of securities (net of purchases, sales and paydown proceeds) of $408.8 million and $810.7 million, respectively.

We held cash and cash equivalents of $140.6 million and $1.9 million at June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010, our source of funds, excluding our equity offerings, consisted of net proceeds from repurchase agreements totaling $1,447.6 million, with a weighted average borrowing rate of 0.32%, which we used to finance the acquisition of Agency RMBS. As of June 30, 2010, we had established 26 borrowing arrangements with various investment banking firms and other lenders, 18 of which had outstanding borrowings. As of December 31, 2009, our source of funds, excluding our equity offerings, consisted of net proceeds from repurchase agreements totaling $1,372.7 million, with a weighted average borrowing rate of 0.28%, which we used to finance the acquisition of Agency RMBS. We expect to continue to borrow funds in the form of repurchase agreements. As of December 31, 2009, we had established 25 borrowing arrangements with various investment banking firms and other lenders, 16 of which had outstanding borrowings.

The following tables present certain information regarding our risk exposure on our repurchase agreements as of June 30, 2010 and December 31, 2009:

June 30, 2010

Counterparty	Total Outstanding Borrowings	% of Total	Amount at Risk (1)	Weighted Average Maturity in Days
Bank of America Securities LLC	$74,448,000	5.2%	$6,516,218	8
Barclays Capital, Inc.	114,160,080	7.9	8,376,341	68
BNP Paribas	95,535,000	6.6	5,470,959	83
Cantor Fitzgerald & Co.	80,566,000	5.6	5,355,443	64
Credit Suisse First Boston	46,628,447	3.2	2,355,765	19
Daiwa Securities America, Inc.	60,626,000	4.2	3,991,593	7
Deutsche Bank Securities, Inc.	132,036,000	9.1	10,192,815	9
Goldman Sachs Group, Inc.	162,750,000	11.2	10,092,720	69
Greenwich Capital Markets, Inc.	125,724,230	8.7	9,947,225	6
Guggenheim Liquidity Services, LLC	49,320,000	3.4	3,117,352	71
ING Financial Markets LLC	75,313,000	5.2	4,630,269	67
Jefferies & Company, Inc.	24,617,000	1.7	1,418,146	8
LBBW Securities LLC	102,994,000	7.1	6,625,464	83
MF Global, Ltd	57,594,000	4.0	2,777,062	46
Mizuho Securities USA, Inc.	43,699,000	3.0	2,698,646	21
Morgan Keegan & Co.	34,421,000	2.4	3,031,217	6
Nomura Securities International, Inc.	42,316,420	2.9	2,750,318	26
South Street Securities LLC	124,851,946	8.6	7,521,331	19

Total	$1,447,600,123	100.0%	$96,868,884

December 31, 2009

Counterparty	Total Outstanding Borrowings	% of Total	Amount at Risk (1)	Weighted Average Maturity in Days
Bank of America Securities LLC	$93,068,000	6.8%	$9,029,721	7
Barclays Capital, Inc.	107,654,754	7.8	6,157,773	60
BNP Paribas	99,865,000	7.3	5,096,043	29
Cantor Fitzgerald & Co.	47,521,000	3.5	2,730,716	53
Credit Suisse First Boston	48,635,251	3.5	1,636,061	19
Daiwa Securities America, Inc.	51,031,000	3.7	2,151,365	8
Deutsche Bank Securities, Inc.	125,247,000	9.1	9,140,161	7
Goldman Sachs Group, Inc.	134,802,000	9.8	8,005,697	42
Greenwich Capital Markets, Inc.	135,004,688	9.8	7,263,592	5
ING Financial Markets LLC	78,581,000	5.7	3,865,514	22
Jefferies & Company, Inc.	59,209,000	4.3	2,702,664	11
LBBW Securities LLC	58,992,000	4.3	2,622,859	15
MF Global, Ltd	122,066,000	8.9	3,304,281	60
Mizuho Securities USA, Inc.	81,474,579	6.0	4,024,203	20
Morgan Keegan & Co.	41,894,000	3.1	3,110,849	4
South Street Securities LLC	87,662,300	6.4	6,401,808	50

Total	$1,372,707,572	100.0%	$77,243,307

(1)	Equal to the fair value of pledged securities plus accrued interest income, minus the sum of repurchase agreement liabilities and accrued interest expense.

Our repurchase agreements do not include substantive provisions other than those covenants and other customary provisions contained in the standard master repurchase agreement as published by the Bond Market Association (now the Securities Industry and Financial Markets Association). The repurchase agreements generally require us to transfer additional securities to the counterparty in the event the value of the securities then held by the counterparty in the margin account falls below specified levels and contain events of default in cases where we breach our obligations under the agreement. We receive margin calls from our repurchase agreement counterparties from time to time in the ordinary course of business similar to other entities in the specialty finance business. As of June 30, 2010 and December 31, 2009, we had approximately $276.0 million and $153.0 million, respectively, in Agency RMBS, cash and cash equivalents available to satisfy future margin calls. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future.

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

We generally seek to borrow between six and 10 times the amount of our net assets. At June 30, 2010 and December 31, 2009, our total liabilities were $2,057.1 million and $1,621.9 million, respectively, which represented a leverage ratio of 5.3 to 1 and 6.6 to 1, respectively.

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

As of June 30, 2010 and December 31, 2009, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do believe that risk can be quantified from historical experience and seek to actively manage risk, to earn sufficient compensation to justify taking risks and to maintain capital levels consistent with the risks we undertake. Our board of directors has a risk management committee that oversees our risk management process. See “Business—Risk Management” in our annual report on Form 10-K for the fiscal year ended December 31, 2009 for a further discussion of our risk management committee and risk mitigation practices.

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

We are a party to the interest rate swap contracts listed below as of June 30, 2010 and December 31, 2009:

As of June 30, 2010

Counterparty	Expiration Date	Pay Rate	Receive Rate	Notional Amount	Fair Value
Deutsche Bank Group	May 2013	1.7050%	3-Month LIBOR	$240,000,000	$(2,838,708)
The Royal Bank of Scotland plc	May 2013	1.6000%	3-Month LIBOR	100,000,000	(844,724)
The Royal Bank of Scotland plc	June 2013	1.3775%	3-Month LIBOR	300,000,000	(387,767)
Deutsche Bank Group	May 2014	2.1200%	3-Month LIBOR	200,000,000	(3,393,545)
The Royal Bank of Scotland plc	May 2014	1.8825%	3-Month LIBOR	200,000,000	(1,561,363)
The Royal Bank of Scotland plc	July 2014	1.7200%	3-Month LIBOR	100,000,000	(30,559)

Total				$1,140,000,000	$(9,056,666)

As of December 31, 2009

Counterparty	Expiration Date	Pay Rate	Receive Rate	Notional Amount	Fair Value
Deutsche Bank Group	April 2012	1.6910%	3-Month LIBOR	$240,000,000	$(543,716)
Deutsche Bank Group	June 2012	2.2660%	3-Month LIBOR	200,000,000	(2,558,748)
The Royal Bank of Scotland plc	July 2012	2.1250%	3-Month LIBOR	200,000,000	(1,822,869)
The Royal Bank of Scotland plc	November 2013	2.2125%	3-Month LIBOR	100,000,000	1,131,487

Total				$740,000,000	$(3,793,846)

Hedging techniques are partly based on assumed levels of prepayments of our Agency RMBS. If prepayments are slower or faster than assumed, the life of the Agency RMBS will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions.

Occasionally we invest in Agency RMBS collateralized by ARMs which are based on mortgages whose coupon rates reset monthly based on the Monthly Treasury Average, or “MTA”. However, our borrowing costs pursuant to our repurchase agreements are generally based on 30-day LIBOR, which may change more quickly than the MTA index. Hence, in a rapidly rising interest rate environment, we would expect our net interest margin to decrease, temporarily. In a falling interest rate environment, we would expect our net interest margin to rise temporarily. For a discussion of the effects of interest rate changes on our Agency RMBS collateralized by hybrid ARMs and fixed-rate mortgages, see “—Extension Risk.”

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

Extension Risk. We invest in Agency RMBS collateralized by hybrid ARMs, which have interest rates that are fixed for the first few years of the loan (typically three, five, seven or 10 years) and thereafter reset periodically on the same basis as Agency RMBS collateralized by ARMs. We compute the projected weighted average life of our Agency RMBS collateralized by hybrid ARMs based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when Agency RMBS collateralized by fixed rate or hybrid ARMs is acquired with borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated weighted average life of the fixed rate portion of the related Agency RMBS. This strategy is designed to protect us from rising interest rates by fixing our borrowing costs for the duration of the fixed rate period of the collateral underlying the related Agency RMBS.

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

In early March 2010, both Freddie Mac and Fannie Mae announced they would purchase from the pools of mortgage loans underlying their mortgage pass-through certificates all mortgage loans that are more than 120 days delinquent. Freddie Mac implemented its purchase program in February 2010 with actual purchases beginning in March 2010. Fannie Mae began their process in March 2010 and announced it would implement the initial purchases over a period of three months, beginning in April 2010. Further, both agencies announced that on an ongoing basis they would purchase loans from the pools of mortgage loans underlying their mortgage pass-through certificates that become 120 days delinquent. The impact of these programs thus far is reflected in the CPR of our portfolio. Our holdings of Agency RMBS backed by 15 year mortgages protect us to a large degree from these prepayments as the delinquency rate of 15 year mortgages is very low, according to data released by Fannie Mae and Freddie Mac.

Our Manager seeks to mitigate our prepayment risk by investing in Agency RMBS with (i) a variety of prepayment characteristics, (ii) prepayment prohibitions and penalties and (iii) prepayment protections, as well as by balancing Agency RMBS purchased at a premium with Agency RMBS purchased at a discount.

Effect on Fair Value and Net Investment Income

Another component of interest rate risk is the effect changes in interest rates will have on the fair value of our assets and our net investment income. We face the risk that the fair value of our assets and net investment income will increase or decrease at different rates than that of our liabilities, including our hedging instruments.

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

The following sensitivity analysis table shows the estimated impact on the fair value and net investment income of our interest rate-sensitive investments and repurchase agreement liabilities at June 30, 2010 and December 31, 2009, assuming a static portfolio and that rates instantaneously fall 25, 50 and 75 basis points and rise 25, 50 and 75 basis points.

June 30, 2010

Change in Interest Rates	Projected Change in the Fair Value of Our Assets	Projected Change in Our Net Investment Income
- 75 basis points	1.09%	1.63%
- 50 basis points	0.81%	1.06%
- 25 basis points	0.43%	0.48%
No Change	0.00%	0.00%
+ 25 basis points	-0.60%	-2.87%
+ 50 basis points	-1.24%	-5.74%
+ 75 basis points	-1.95%	-8.61%

December 31, 2009

Change in Interest Rates	Projected Change in the Fair Value of Our Assets	Projected Change in Our Net Investment Income
- 75 basis points	0.83%	2.50%
- 50 basis points	0.65%	1.35%
- 25 basis points	0.38%	0.29%
No Change	0.00%	0.00%
+ 25 basis points	-0.45%	-1.59%
+ 50 basis points	-0.98%	-4.76%
+ 75 basis points	-1.57%	-6.85%

While the charts above reflect the estimated immediate impact of interest rate increases and decreases on a static portfolio, we rebalance our portfolio from time to time either to take advantage or minimize the impact of changes in interest rates. Additionally, the effects of interest rate changes on our portfolio illustrated in the above chart does not take into account the effect that our hedging instruments, mainly interest rate swaps, would have on the fair value of our portfolio, but does take into account the effect that our hedging instruments, mainly interest rate swaps, would have on our net investment income. Generally, our interest rate swaps reset in the quarter following changes in interest rates. It is important to note that the impact of changing interest rates on fair value and net investment income can change significantly when interest rates change beyond 75 basis points from current levels. Therefore, the volatility in the fair value of our assets could increase significantly when interest rates change beyond 75 basis points. In addition, other factors impact the fair value of and net investment income from our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of our assets and our net investment income would likely differ from that shown above, and such difference might be material and adverse to our stockholders.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

PART II. Other Information

Item 1.	Legal Proceedings

The Company and the Manager are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 10, 2010 and Quarterly Report on Form 10-Q for the three months ended March 31, 2010 filed with the SEC on April 23, 2010.

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

CYPRESS SHARPRIDGE INVESTMENTS, INC.

Dated: July 22, 2010	BY:	/S/ FRANCES R. SPARK
Frances R. Spark
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