Form 10-Q
period 2010-09-30
Cypress Sharpridge Investments, Inc.
filed 2010-10-21
CIK 1396446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 21, 2010
Common Stock ($0.01 par value)	44,665,136

PART I. Financial Information

Item 1.	Financial Statements

CYPRESS SHARPRIDGE INVESTMENTS, INC.

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2010 (Unaudited)	December 31, 2009*
ASSETS:
Investments in securities, at fair value (cost, $4,481,112,543 and $1,846,995,280, respectively)	$4,554,195,328	$1,853,251,613
Interest rate swap contracts, at fair value (cost, $0)	—	1,131,487
Interest rate cap, at fair value (cost, $4,344,623 and $—, respectively)	2,809,839	—
Cash and cash equivalents	2,101,437	1,889,667
Receivable for securities sold	184,169,565	2,724,805
Interest receivable	10,292,915	6,886,816
Prepaid insurance	593,001	89,642
Prepaid and deferred offering costs	—	222,266

Total assets	4,754,162,085	1,866,196,296

LIABILITIES:
Repurchase agreements	1,498,705,255	1,372,707,572
Interest rate swap contracts, at fair value (cost, $0)	35,573,209	4,925,333
Payable for securities purchased	2,634,635,439	229,838,772
Distribution payable	17,825,705	10,316,082
Accrued interest payable (including accrued interest on repurchase agreements of $201,282 and $353,856, respectively)	6,274,292	3,387,431
Related party management fee payable	684,735	356,873
Accrued offering costs	192,553	—
Accrued expenses and other liabilities	556,815	373,251

Total liabilities	4,194,448,003	1,621,905,314

Contingencies (note 10)
NET ASSETS	$559,714,082	$244,290,982

Net Assets consist of:
Common Stock, $0.01 par value, 500,000,000 shares authorized (44,659,508 and 18,756,512 shares issued and outstanding, respectively)	$446,595	$187,565
Additional paid in capital	624,283,275	309,368,569
Accumulated deficit	(65,015,788)	(65,265,152)

NET ASSETS	$559,714,082	$244,290,982

NET ASSET VALUE PER SHARE	$12.53	$13.02

*	Derived from audited financial statements.

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

SCHEDULES OF INVESTMENTS

SEPTEMBER 30, 2010 (UNAUDITED)

INVESTMENTS IN SECURITIES—UNITED STATES OF AMERICA

	Face Amount	Fair Value
Fixed Income Securities - 813.7%(d)
Mortgage Pass-Through Agency RMBS - 810.6%(d)
Fannie Mae Pools – 730.0%(d)

3.01%, due 11/1/2040(b)	$60,000,000	$62,090,644
3.05%, due 12/1/2040(b)	50,000,000	51,671,875
3.08%, due 12/1/2040(b)	195,000,000	201,916,455
3.1%, due 12/1/2040(b)	45,000,000	46,582,020
3.2%, due 11/1/2040(b)	50,000,000	51,875,000
3.2%, due 12/1/2040(b)	100,000,000	103,679,700
3.24%, due 7/1/2040(a)(b)	49,935,300	52,137,736
3.25%, due 1/1/2041(b)	50,000,000	51,743,550
3.25%, due 12/1/2040(b)	50,000,000	51,718,750
3.3%, due 12/1/2040(b)	50,000,000	51,907,150
3.30%, due 8/1/2040(b)	49,739,457	52,059,617
3.33%, due 9/1/2040(b)	58,837,734	61,411,885
3.33%, due 9/1/2040(a)(b)	50,450,764	52,550,961
3.40%, due 10/1/2021(b)	138,000,000	144,166,875
3.5%, due 12/1/2025	400,000,000	410,187,500
3.50%, due 8/1/2040(a)(b)	50,366,505	52,737,478
3.55%, due 10/1/2021(b)	25,000,000	26,121,075
3.55%, due 4/1/2033(b)	25,000,000	26,121,075
3.58%, due 7/1/2040(b)	20,078,700	20,956,741
3.58%, due 8/1/2040(b)	50,329,870	52,590,782
3.6%, due 8/1/2040(b)	25,074,328	26,234,016
3.61%, due 10/1/2025(b)	50,000,000	52,359,375
3.63%, due 10/1/2021(b)	60,000,000	62,812,500
3.64%, due 6/1/2040(a)(b)	19,611,254	20,553,606
3.65%, due 7/1/2040(a)(b)	49,785,310	52,099,494
3.69%, due 5/1/2040(b)	14,528,727	15,238,875
3.69%, due 7/1/2039(a)(b)	6,607,295	6,891,478
3.69%, due 7/1/2040(b)	49,809,516	52,185,330
3.69%, due 8/1/2040(b)	50,162,472	52,439,378
3.7%, due 8/1/2033(b)	25,000,000	26,234,375
3.76%, due 5/1/2040(b)	49,172,117	51,480,185
3.77%, due 8/1/2040(b)	14,919,856	15,618,058
3.80%, due 9/1/2039(a)(b)	32,702,218	34,278,179
3.84%, due 7/1/2040(b)	49,719,346	52,207,128
3.99%, due 10/1/2039(a)(b)	42,557,280	44,753,382
3.99%, due 9/1/2039(a)(b)	36,770,267	38,706,276
3.99%, due 9/1/2039(a)(b)	21,147,116	22,311,473
4%, due 1/1/2025(a)	45,488,163	47,544,270
4%, due 1/1/2025(a)	70,840,594	74,175,481
4%, due 10/1/2025	30,270,193	31,679,649
4%, due 10/1/2030	200,000,000	207,937,500
4%, due 10/1/2030(a)	75,465,248	78,526,177
4%, due 11/1/2025	175,000,000	182,375,977

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

SCHEDULES OF INVESTMENTS—Continued

SEPTEMBER 30, 2010 (UNAUDITED)

	Face Amount	Fair Value
4%, due 11/1/2025	$50,000,000	$52,218,750
4%, due 12/1/2024(a)	23,996,190	25,080,841
4%, due 12/1/2030	75,000,000	77,504,883
4%, due 12/17/2024	50,000,000	52,125,000
4%, due 2/1/2025(a)	46,508,490	48,697,921
4%, due 3/1/2025(a)	47,354,664	49,583,929
4%, due 9/1/2030(a)	100,148,991	104,211,112
4%, due 9/1/2030(a)	25,034,033	26,049,433
4.07%, due 6/1/2039(a)(b)	20,479,143	21,567,190
4.09%, due 9/1/2039(a)(b)	29,254,380	30,787,482
4.5%, due 10/1/2024(a)	13,249,081	13,948,503
4.5%, due 10/1/2024(a)	41,250,231	43,427,840
4.5%, due 10/1/2024(a)	42,394,528	44,632,545
4.5%, due 10/1/2024(a)	32,384,397	34,093,976
4.5%, due 10/1/2030	50,000,000	52,492,188
4.5%, due 11/1/2024(a)	13,059,914	13,749,350
4.5%, due 11/1/2024(a)	54,274,847	57,140,029
4.5%, due 11/1/2030	50,000,000	52,375,000
4.5%, due 2/1/2025(a)	69,895,833	73,552,887
4.5%, due 4/1/2030(a)	29,955,678	31,483,740
4.5%, due 5/1/2024(a)	13,552,511	14,267,952
4.5%, due 5/1/2024(a)	14,508,198	15,274,089
4.5%, due 5/1/2030(a)	49,004,547	51,504,307
4.5%, due 6/1/2024(a)	27,035,068	28,462,255
4.5%, due 6/1/2024(a)	22,938,243	24,149,159
4.5%, due 6/1/2024(a)	19,116,413	20,125,573
4.5%, due 6/1/2025(a)	36,278,278	38,176,411
4.5%, due 9/1/2024(a)	23,154,197	24,376,512
4.5%, due 9/1/2024(a)	22,195,555	23,367,263
4.5%, due 9/1/2024(a)	2,468,045	2,598,333
5.5%, due 9/1/2023(a)	36,385,762	39,207,673
6%, due 4/1/2038(a)	15,695,767	16,874,134
6%, due 5/1/2037(a)	9,398,435	10,074,656

Total Fannie Mae Pools	3,918,341,049	4,086,049,947

Freddie Mac Pools - 50.8%(d)
4%, due 10/1/2025	75,456,763	78,946,638
4.5%, due 1/1/2025(a)	35,666,344	37,515,739
4.5%, due 12/1/2024(a)	16,548,510	17,406,594
4.5%, due 12/1/2024(a)	16,562,575	17,421,389
4.5%, due 2/1/2025(a)	45,569,561	47,932,465
4.5%, due 5/1/2025(a)	19,890,476	20,921,851
4.5%, due 7/1/2024(a)	55,542,728	58,422,767
5.5%, due 9/1/2023(a)	5,311,083	5,718,007

Total Freddie Mac Pools	270,548,040	284,285,450

Ginnie Mae Pools - 29.8% (d)
3.5%, due 7/20/2040(b)	50,234,041	52,494,285
3.5%, due 7/20/2040(a)(b)	85,518,895	89,366,754

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

SCHEDULES OF INVESTMENTS—Continued

SEPTEMBER 30, 2010 (UNAUDITED)

	Face Amount	Fair Value
4%, due 1/20/2040(a)(b)	$23,568,523	$24,917,685

Total Ginnie Mae Pools	159,321,459	166,778,724

Total Mortgage Pass-Through Agency RMBS (cost - $4,458,255,599)	4,348,210,548	4,537,114,121

Collateralized Loan Obligation Securities - 3.1%(d)

AMMC CLO V, LTD(c)	2,249,000	1,069,400
AMMC CLO VII, LTD(c)	3,900,000	2,242,500
ARES VIR CLO, LTD(c)(e)	3,775,000	1,396,750
AVENUE CLO V, LTD(c)(e)	2,000,000	674,000
BALLYROCK, CLO V, LTD(c)	4,270,000	3,509,940
CARLYLE HIGH YIELD PARTNERS VIII, LTD(c)	3,000,000	1,542,000
EATON VANCE CDO IX, LTD(c)	2,500,000	1,767,500
FLAGSHIP CLO V, LTD(c)	3,750,000	2,193,750
PRIMUS CLO I, LTD(c)	2,500,000	1,297,500
TRIMARAN CLO VII, LTD(c)	2,000,000	1,376,000

Total Collateralized Loan Obligation Securities (cost - $22,065,810)	29,944,000	17,069,340

Structured Notes - 0.0%(d)
RESIX 2007-B B11, 8.75734%, due 4/15/2039(b)(c)	791,134	11,867

Total Structured Notes (cost - $791,134)	791,134	11,867

Total Investments in Securities (cost - $4,481,112,543)	$4,378,945,682	$4,554,195,328

	Notional Amount	Fair Value
Interest Rate Cap Contracts - 0.5% (d)
December 2014 Expiration, Cap Rate 2.0725%	$200,000,000	$2,809,839

Total Interest Rate Cap Contracts (Cost, $4,344,623)	$200,000,000	$2,809,839

	Notional Amount	Fair Value
Unrealized Depreciation on Interest Rate Swap Contracts - (6.4%)(d)
May 2013 Expiration, Pay Rate 1.71%, Receive Rate 3-Month LIBOR	$240,000,000	$(5,866,739)
May 2013 Expiration, Pay Rate 1.60%, Receive Rate 3-Month LIBOR	100,000,000	(2,182,866)
June 2013 Expiration, Pay Rate 1.38%, Receive Rate 3-Month LIBOR	300,000,000	(4,782,672)
July 2013 Expiration, Pay Rate 1.37%, Receive Rate 3-Month LIBOR	300,000,000	(4,601,723)
May 2014 Expiration, Pay Rate 1.88%, Receive Rate 3-Month LIBOR	200,000,000	(5,836,343)
July 2014 Expiration, Pay Rate 1.72%, Receive Rate 3-Month LIBOR	100,000,000	(2,286,547)
July 2014 Expiration, Pay Rate 1.73%, Receive Rate 3-Month LIBOR	250,000,000	(5,762,904)
August 2014 Expiration, Pay Rate 1.35%, Receive Rate 3-Month LIBOR	200,000,000	(1,612,150)
September 2014 Expiration, Pay Rate 1.31%, Receive Rate 3-Month LIBOR	500,000,000	(2,641,265)

Total Unrealized Depreciation on Interest Rate Swap Contracts (Cost, $0)	$2,190,000,000	$(35,573,209)

LEGEND

(a)	Securities or a portion of the securities are pledged as collateral for repurchase agreements or interest rate swap contracts.
(b)	The coupon rate shown on floating or adjustable rate securities represents the rate at September 30, 2010.
(c)

Securities exempt from registration under Rule 144A of the Securities Act of 1933. These securities may only be resold in transactions exempt from registration, normally to qualified institutional buyers. At September 30, 2010, the fair value of these securities amounted to $17,081,207 or 3.1% of net assets.

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

(d)	Percentage of net assets.
(e)	Non-income producing security.

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
INVESTMENT INCOME - Interest income	$16,311,419	$10,709,920	$50,513,664	$29,758,640

EXPENSES:
Interest	1,108,985	898,891	3,176,408	3,399,458
Management fees	1,695,256	1,049,462	3,922,779	2,548,230
Related party management compensation	389,349	267,515	1,034,694	800,733
General, administrative and other	632,473	679,449	2,077,137	1,624,039

Total expenses	3,826,063	2,895,317	10,211,018	8,372,460

Net investment income	12,485,356	7,814,603	40,302,646	21,386,180

GAINS AND (LOSSES) FROM INVESTMENTS:
Net realized gain (loss) on investments	9,909,103	—	488,621	1,415,931
Net unrealized appreciation (depreciation) on investments	18,666,913	24,410,936	66,919,374	42,417,567

Net gain (loss) from investments	28,576,016	24,410,936	67,407,995	43,833,498

GAINS AND (LOSSES) FROM SWAP AND CAP CONTRACTS:
Net swap and cap interest income (expense)	(4,808,635)	(2,225,747)	(11,240,878)	(4,646,991)
Net gain (loss) on termination of swap contracts	(6,292,250)	—	(23,497,747)	(10,804,123)
Net unrealized appreciation (depreciation) on swap and cap contracts	(28,051,326)	(6,781,362)	(33,314,146)	7,040,338

Net gain (loss) from swap and cap contracts	(39,152,211)	(9,007,109)	(68,052,771)	(8,410,776)

NET INCOME	$1,909,161	$23,218,430	$39,657,870	$56,808,902

NET INCOME PER COMMON SHARE:
Basic	$0.05	$1.28	$1.74	$4.86

Diluted	$0.05	$1.28	$1.74	$4.84

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
Net income:
Net investment income	$12,485,356	$40,302,646
Net realized gain (loss) on investment securities	9,909,103	488,621
Net unrealized appreciation (depreciation) on investments	18,666,913	66,919,374
Net gain (loss) on swap and cap contracts	(39,152,211)	(68,052,771)

Net income	1,909,161	39,657,870

Capital transactions:
Net proceeds from issuance of common shares	184,689,513	314,139,042
Distributions to shareholders	(17,825,705)	(39,408,506)
Amortization of related party compensation	389,349	1,034,694

Increase in net assets from capital transactions	167,253,157	275,765,230

Total increase in net assets	169,162,318	315,423,100

Net assets:
Beginning of period	390,551,764	244,290,982

End of period	$559,714,082	$559,714,082

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,909,161	$23,218,430	$39,657,870	$56,808,902
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Purchase of investment securities	(2,873,002,536)	(144,655,737)	(3,737,687,677)	(1,064,850,265)
Proceeds from disposition of investment securities	523,651,003	338,600	716,340,938	50,996,236
Proceeds from paydowns of investment securities	114,850,355	51,491,499	378,035,094	110,370,327
Amortization of related party compensation	389,349	267,515	1,034,694	800,733
Amortization of premiums on investment securities	383,473	249,924	533,326	542,536
Net realized (gain) loss on investment securities	(9,909,103)	—	(488,621)	(1,415,931)
Net realized (gain) loss on paydowns	1,644,251	799,801	4,897,976	1,391,117
Net unrealized (appreciation) depreciation on swap and cap contracts	28,051,326	6,781,362	33,314,146	(7,040,338)
Net unrealized (appreciation) depreciation on investments	(18,666,913)	(24,410,936)	(66,919,374)	(42,417,567)
Change in assets and liabilities:
Receivable for securities sold	(182,044,553)	(793,758)	(181,444,760)	(2,255,491)
Interest receivable	(3,671,987)	(760,800)	(3,406,099)	(2,627,769)
Prepaid insurance	222,376	268,967	(503,359)	(292,757)
Payable for securities purchased and terminated swap contract	2,048,174,185	(498,554,020)	2,404,796,667	145,750,436
Related party management fee payable	268,412	62,836	327,862	152,975
Accrued interest payable	4,501,568	3,241,860	2,886,861	1,462,017
Accrued expenses and other liabilities	218,608	115,083	183,564	(201,652)

Net cash used in operating activities	(363,031,025)	(582,339,374)	(408,440,892)	(752,826,491)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	3,178,808,532	2,126,401,764	10,802,938,751	6,129,826,231
Repayments of repurchase agreements	(3,127,703,400)	(1,588,348,653)	(10,676,941,067)	(5,480,253,615)
Proceeds from issuance of common shares	184,890,388	684,044	314,966,169	107,740,965
Offering costs paid	(227,563)	(300,410)	(412,308)	(1,699,077)
Distributions paid	(11,260,592)	—	(31,898,883)	(9,202,246)

Net cash provided by financing activities	224,507,365	538,436,745	408,652,662	746,412,258

Net increase (decrease) in cash and cash equivalents	(138,523,660)	(43,902,629)	211,770	(6,414,233)
CASH AND CASH EQUIVALENTS - Beginning of period	140,625,097	44,644,536	1,889,667	7,156,140

CASH AND CASH EQUIVALENTS - End of period	$2,101,437	$741,907	$2,101,437	$741,907

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$2,482,428	$912,371	$13,088,201	$8,007,886

SUPPLEMENTAL DISCLOSURES OF NONCASH FLOW INFORMATION:
Distributions declared, not yet paid	$17,825,705	$6,374,456	$17,825,705	$—

Change in accrued offering costs	$(26,689)	$(32,915)	$414,819	$1,220,785

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

The Company has elected to be taxed and intends to continue to qualify as a real estate investment trust (“REIT”) and is required to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), with respect thereto. The Company’s strategy had been to invest a majority of its capital in residential mortgage-backed securities (“RMBS”) that are issued and guaranteed by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government such as the Government National Mortgage Association (“Ginnie Mae”) (“Agency RMBS”), and subordinated tranches of asset-backed securities, including collateralized debt or loan obligations (“CLOs”). In March 2008, the board of directors amended the investment guidelines, pursuant to which the Company was mandated to invest exclusively in Agency RMBS. In March 2010, the board of directors further amended the investment guidelines so that the Company may also invest in collateralized mortgage obligations issued by Fannie Mae, Freddie Mac or Ginnie Mae. The Company’s common stock trades on the New York Stock Exchange under the symbol “CYS”.

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

Interest Rate Swap and Cap Contracts

The Company utilizes interest rate swaps and caps to hedge the interest rate risk associated with the financing of its portfolio. Specifically, the Company seeks to hedge the exposure to potential interest rate mismatches between the interest earned on investments and the borrowing costs caused by fluctuations in short term interest rates. In a simple interest rate swap, one investor pays a floating rate of interest on a notional principal amount and receives a fixed rate of interest on the same notional principal amount for a specified period of time. Alternatively, an investor may pay a fixed rate and receive a floating rate. In a simple interest rate cap, one investor pays a premium for a notional principal amount based on a capped interest rate (the “cap rate”). When the floating interest rate (the “floating rate”) exceeds the cap rate, the investor receives a payment from the cap counterparty equal to the difference between the floating rate and the cap rate on the same notional principal amount for a specified period of time. Alternatively, an investor may receive a premium and pay the difference in cap rate and floating rate. Interest rate swaps and caps are asset/liability management tools.

During the term of the interest rate swap or cap, the Company makes or receives periodic payments and unrealized gains or losses are recorded as a result of marking the swap and cap to its fair value. When the swap or cap is terminated, the Company will record a realized gain or loss equal to the difference between the proceeds from (or cost of) the closing transaction and the Company’s

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

basis in the contract, if any. The periodic payments and any realized or unrealized gains or losses are reported under gains and losses from swap and cap contracts in the statement of operations. Swaps involve a risk that interest rates will move contrary to the Company’s expectations, thereby increasing its payment obligation.

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Clarification of the Scope of Audit and Accounting Guide Investment Companies (“ASC 946”), prior to its deferral in February 2008. Under ASC 946, the Company uses financial reporting for investment companies, and accordingly, its investments including its interest rate swap and cap contracts, are carried at fair value with changes in fair value included in earnings. Consequently, there is no impact to designating interest rate swaps and caps as cash flow or fair value hedges under GAAP.

The Company is exposed to credit loss in the event of nonperformance by the counterparty to the swap and cap, limited to any gains recognized. However, the Company does not anticipate nonperformance by any counterparty. Should interest rates move unexpectedly, the Company may not achieve the anticipated benefits of the interest rate swap or cap and may realize a loss.

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

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

3. EARNINGS PER SHARE

Components of the computation of basic and diluted EPS were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$1,909,161	$23,218,430	$39,657,870	$56,808,902
Less dividends paid:

Common shares	(17,489,400)	(6,356,718)	(38,432,290)	(15,499,160)
Unvested shares	(336,305)	(17,738)	(976,216)	(77,542)

Undistributed earnings	$(15,916,544)	16,843,974	249,364	41,232,200

Basic weighted average shares outstanding:

Common shares	30,264,903	18,109,849	22,266,523	11,639,092

Basic earnings per common share:
Distributed earnings	$0.58	$0.35	$1.73	$1.33
Undistributed earnings	(0.53)	0.93	0.01	3.53

Basic earnings per common share	$0.05	$1.28	$1.74	$4.86

Diluted weighted average shares outstanding:
Common shares	30,264,903	18,109,849	22,266,523	11,639,092
Net effect of dilutive warrants	11,952	39,620	12,355	14,473

	30,276,855	18,149,469	22,278,878	11,653,565

Diluted earnings per common share:
Distributed earnings	$0.58	$0.35	$1.73	$1.33
Undistributed earnings	(0.53)	0.93	0.01	3.51

Diluted earnings per common share	$0.05	$1.28	$1.74	$4.84

4. INVESTMENTS IN SECURITIES AND INTEREST RATE SWAP AND CAP CONTRACTS

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

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Disclosures about the fair value of securities and derivatives, based on the level of inputs is summarized below:

September 30, 2010

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Agency RMBS	$—	$4,537,114	$—	$4,537,114
CLOs and Structured Notes	—	17,081	—	17,081
Interest rate cap contract	—	2,810	—	2,810

Total	$—	$4,557,005	$—	$4,557,005

Liabilities
Interest rate swap contracts	$—	$35,573	$—	$35,573

December 31, 2009

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Agency RMBS	$—	$1,843,811	$—	$1,843,811
CLOs and Structured Notes	—	9,440	—	9,440
Interest rate swap contracts	—	1,132	—	1,132

Total	$—	$1,854,383	$—	$1,854,383

Liabilities
Interest rate swap contracts	$—	$4,925	$—	$4,925

The Agency RMBS portfolio consisted of:

September 30, 2010

	Par Amount	Fair Value	Weighted Average
Security Description			Coupon	Months to Reset(1)	Constant Prepayment Rate(2)
	(in thousands)
Agency RMBS collateralized by hybrid ARMs	$1,974,361	$2,059,576	3.5%	64.6	21.6%
Agency RMBS collateralized by fixed rate mortgages	2,373,850	2,477,538	4.1	N/A	14.4

Total Agency RMBS	$4,348,211	$4,537,114

December 31, 2009

	Par Amount	Fair Value	Weighted Average
Security Description			Coupon	Months to Reset(1)	Constant Prepayment Rate(2)
	(in thousands)
Agency RMBS collateralized by hybrid ARMs	$565,396	$586,834	4.5%	46.8	23.4%
Agency RMBS collateralized by short-reset hybrid ARMs(3)	263,728	275,717	4.5	13.3	19.0
Agency RMBS collateralized by monthly reset ARMs	140,226	145,134	3.0	1	11.2
Agency RMBS collateralized by fixed rate mortgages	814,716	836,126	4.5	N/A	9.0

Total Agency RMBS	$1,784,066	$1,843,811

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

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

As of September 30, 2010 and December 31, 2009, the Company’s Agency RMBS were purchased at a net premium to their par value, with a weighted average amortized cost of $102.5 and $101.4, respectively, due to the average interest rates on these investments being higher than prevailing market rates at the time of purchase. As of September 30, 2010 and December 31, 2009, approximately $110.2 million and $25.0 million, respectively, of unamortized premium was included in the cost basis of the securities.

Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of September 30, 2010 and December 31, 2009, the average final contractual maturity of the Company’s Agency RMBS portfolio is in year 2033 and 2031, respectively. Based on current estimates, the Company’s Agency RMBS will have an average expected life of less than five years. Interest income on Agency RMBS for the three months ended September 30, 2010 and 2009 and nine months ended September 30, 2010 and 2009 was $15.6 million, $10.3 million, $48.5 million and $28.7 million, respectively.

In order to mitigate its interest rate exposure, the Company enters into interest rate swap and cap contracts. The Company had the following interest rate swap and cap transactions during the three and nine months ended September 30, 2010 and 2009:

Three & Nine Months Ended September 30, 2010			Three & Nine Months Ended September 30, 2009
Trade Date	Transaction	Notional	Trade Date	Transaction	Notional
April 2010	Terminated	$(200,000,000)	April 2009	Terminated	$(240,000,000)
April 2010	Opened	200,000,000	April 2009	Opened	240,000,000
April 2010	Terminated	(200,000,000)	June 2009	Opened	200,000,000
April 2010	Opened	200,000,000	June 2009	Opened	200,000,000

May 2010	Terminated	(240,000,000)	Net Increase		$400,000,000

May 2010	Opened	240,000,000
May 2010	Terminated	(200,000,000)
May 2010	Opened	200,000,000
May 2010	Terminated	(200,000,000)
May 2010	Opened	200,000,000
May 2010	Opened	100,000,000
June 2010	Opened	300,000,000
June 2010	Terminated	(100,000,000)
June 2010	Opened	100,000,000
July 2010	Opened	750,000,000
August 2010	Opened	200,000,000
August 2010	Terminated	(200,000,000)
September 2010	Opened	500,000,000

Net Increase		$1,650,000,000

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

As of September 30, 2010 and December 31, 2009, the Company had pledged Agency RMBS with a fair value of $59.8 and $19.5 million, respectively, as collateral on interest rate swap and cap contracts. Below is a summary of our interest rate swap and cap contracts open as of September 31, 2010 and December 31, 2010:

Derivatives not designated as hedging instruments under ASC 815(a)
As of September 30, 2010	Pay Rate	Receive Rate	Notional Amount	Fair Value	Statement of Assets and Liabilities Location
Expiration Date
May 2013	1.7050%	3-Month LIBOR(b)	$240,000,000	$(5,866,739)	Interest rate swap contracts, at fair value
May 2013	1.6000%	3-Month LIBOR(b)	100,000,000	(2,182,866)	Interest rate swap contracts, at fair value
June 2013	1.3775%	3-Month LIBOR(b)	300,000,000	(4,782,672)	Interest rate swap contracts, at fair value
July 2013	1.3650%	3-Month LIBOR(b)	300,000,000	(4,601,723)	Interest rate swap contracts, at fair value
May 2014	1.8825%	3-Month LIBOR(b)	200,000,000	(5,836,343)	Interest rate swap contracts, at fair value
July 2014	1.7200%	3-Month LIBOR(b)	100,000,000	(2,286,547)	Interest rate swap contracts, at fair value
July 2014	1.7325%	3-Month LIBOR(b)	250,000,000	(5,762,904)	Interest rate swap contracts, at fair value
August 2014	1.3530%	3-Month LIBOR(b)	200,000,000	(1,612,150)	Interest rate swap contracts, at fair value
September 2014	1.3120%	3-Month LIBOR(b)	500,000,000	(2,641,265)	Interest rate swap contracts, at fair value

Total			$2,190,000,000	$(35,573,209)

As of September 30, 2010		Cap Rate	Notional Amount	Fair Value	Statement of Assets and Liabilities Location
Expiration Date
December 2014		2.0725%	$200,000,000	$2,809,839	Interest rate cap, at fair value

As of December 31, 2009	Pay Rate	Receive Rate	Notional Amount	Fair Value	Statement of Assets and Liabilities Location
Expiration Date
April 2012	1.6910%	3-Month LIBOR(b)	$240,000,000	$(543,716)	Interest rate swap contracts, at fair value
June 2012	2.2660%	3-Month LIBOR(b)	200,000,000	(2,558,748)	Interest rate swap contracts, at fair value
July 2012	2.1250%	3-Month LIBOR(b)	200,000,000	(1,822,869)	Interest rate swap contracts, at fair value
November 2013	2.2125%	3-Month LIBOR(b)	100,000,000	1,131,487	Interest rate swap contracts, at fair value

Total			$740,000,000	$(3,793,846)

		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging Instruments under ASC 815(a)	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009
Interest rate swap and cap contracts	Net gain (loss) from interest rate swap and cap contracts	$(39,152,211)	$(9,007,109)	$(68,052,771)	$(8,410,776)

(a)	See note 2 for additional information on the Company’s purpose for entering into interest rate swaps and caps and the decision not to designate them as hedging instruments.
(b)	London InterBank Offered Rate (“LIBOR”).

Credit Risk

As of September 30, 2010 and December 31, 2009, the Company had managed its exposure to credit losses on its mortgage assets by holding primarily only Agency RMBS. The payments of principal and interest on the Agency RMBS are guaranteed by Freddie Mac, Fannie Mae and Ginnie Mae. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the United States government. While it is hoped that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy their guarantees of Agency RMBS.

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

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Certain information with respect to the Company’s borrowings is summarized in the following tables. Each of the borrowings listed is contractually due in one year or less (dollars in thousands).

September 30, 2010
Outstanding borrowings	$1,498,705
Interest accrued thereon	$201
Weighted average borrowing rate	0.29%
Weighted average remaining maturity (in days)	29.71
Fair value of the collateral(1)	$1,577,534

December 31, 2009
Outstanding borrowings	$1,372,708
Interest accrued thereon	$354
Weighted average borrowing rate	0.28%
Weighted average remaining maturity (in days)	27.6
Fair value of the collateral(1)	$1,445,191

(1)	Collateral for borrowings consists of Agency RMBS.

At September 30, 2010 and December 31, 2009, the Company did not have any repurchase agreements where the amount at risk exceeded 10% of the Company’s net assets.

6. SHARE CAPITAL

The Company authorized 500,000,000 shares of common stock having par value of $0.01 per share. As of September 30, 2010 and December 31, 2009, the Company had issued and outstanding 44,659,508 and 18,756,512 shares of common stock, respectively, and warrants to purchase an additional 20,498 and 78,190 shares of common stock, respectively.

Below is a description of the warrants outstanding at September 30, 2010 and December 31, 2009:

September 30, 2010

Expiration	Additional shares of common stock	Exercise Price
April 30, 2011	20,498	$11.00

December 31, 2009

Expiration	Additional shares of common stock	Exercise Price
April 30, 2011	78,190	$11.00

The Company is also authorized to issue shares of preferred stock. As of September 30, 2010 and December 31, 2009, no such shares were issued or outstanding.

On June 30, 2010, the Company closed a public offering of 10,925,000 shares of its common stock at a public offering price of $12.50 per share for total net proceeds of approximately $129.4 million, after the underwriting discount and commissions and estimated expenses.

On September 24, 2010, the Company closed a public offering of 14,950,000 shares of its common stock at a public offering price of $12.95 per share for total net proceeds of approximately $184.7 million, after the underwriting discount and commissions and estimated expenses.

The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of common stock by reinvesting some or all of the cash dividends received on shares of common stock. This plan became effective on June 22, 2010. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. The Company did not issue any shares under the plan during the three or nine months ended September 30, 2010. As of September 30, 2010, there were approximately 10.0 million shares available for issuance under this plan.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The exercise price for any stock option granted under the 2006 Stock Incentive Plan may not be less than 100% of the fair value of the shares of common stock at the time the common stock option is granted. Each common stock option must terminate no later than ten years from the date it is granted. The 2006 Stock Incentive Plan authorizes a total of 3,333,333 shares that may be used to satisfy awards under the plan. New shares will be issued on the exercise of any option. As of September 30, 2010 and December 31, 2009, the remaining shares that have been authorized but not yet issued under the 2006 Stock Incentive Plan were 2,370,120 and 2,386,848, respectively. The following table summarizes restricted common stock transactions for the three and nine months ended September 30, 2010 and 2009:

Three and Nine Months Ended September 30, 2010	Officers and Employees(1)	Directors	Total
Unvested Shares as of December 31, 2009	538,000	14,988	552,988
Issued	—	11,142	11,142
Vested	—	(5,832)	(5,832)

Unvested Shares as of June 30, 2010	538,000	20,298	558,298
Issued	—	5,586	5,586
Vested	—	(3,376)	(3,376)

Unvested Shares as of September 30, 2010	538,000	22,508	560,508

Three and Nine Months Ended September 30, 2009	Officers and Employees(1)	Directors	Total
Unvested Shares as of December 31, 2008	81,307	11,155	92,462
Issued	—	5,832	5,832
Vested	(43,140)	(5,319)	(48,459)

Unvested Shares as of June 30, 2009	38,167	11,668	49,835
Issued	—	3,376	3,376
Vested	—	(2,532)	(2,532)

Unvested Shares as of September 30, 2009	38,167	12,512	50,679

(1)	Includes grants to the Company’s executive officers and Manager Designees.

The shares of restricted common stock granted to the Company’s executive officers, Manager Designees and directors were valued using the fair value at the time of grant, which was $13.51, $13.38 and $12.66 for shares granted on January 1, 2010, April 1, 2010 and July 1, 2010, respectively, and $12.89, $14.64 and $11.90 for shares granted on January 1, 2009, April 1, 2009 and July 1, 2009, respectively. Pursuant to ASC 718 the Company is required to value any unvested shares of restricted common stock granted to the Company’s executive officers and Manager Designees at the fair value at each reporting period. The Company valued the unvested restricted common stock at $13.35 and $13.51 per share at September 30, 2010 and December 31, 2009, respectively. Unrecognized compensation cost related to unvested restricted common stock granted as of September 30, 2010 and December 31, 2009 was $6,413,990 and $7,314,402, respectively.

There were no common stock option transactions for the three and nine months ended September 30, 2010 and 2009. As of September 30, 2010 and December 31, 2009, there were 131,088 options outstanding and exercisable, with a weighted average exercise price of $30.00. The common stock options, all of which had vested by March 31, 2009, were valued using the Black-Scholes model using the following assumptions:

Three Months Ended March 31, 2009
Expected life	7.0 years
Discount rate	2.832%
Volatility	86.78%
Dividend yield	15.69%

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The estimated fair value of the common stock options was $3.31 per share for the three months ended March 31, 2009. The components of share based compensation expense for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Options granted to CEO	$—	$—	$—	$57,278
Restricted shares granted to officers and employees(1)	313,757	223,799	838,136	612,020
Restricted shares granted to certain directors	75,592	43,716	196,558	131,435

Total shared based compensation expense	$389,349	$267,515	$1,034,694	$800,733

(1)	Includes grants to the Company’s executive officers and Manager Designees.

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

For the three and nine months ended September 30, 2010 and 2009 the Company incurred the following in base management fees and expense reimbursement:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Base Management Fees	$1,552,652	$910,041	$3,476,699	$1,828,014
Expense Reimbursement	142,604	139,421	446,080	720,216

Total	$1,695,256	$1,049,462	$3,922,779	$2,548,230

9. INCOME TAXES

The Company has elected to be taxed as a REIT under Section 856 of the Code and intends to continue to comply with the provisions of the Code. As a REIT, the Company generally is not subject to federal or state income tax. To maintain its qualification as a REIT, the Company must distribute at least 90% of its REIT taxable income to its stockholders each year and meet certain other tests relating to assets and income. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes. Under certain circumstances, even though the Company qualifies as a REIT, federal income and excise taxes may be due on its undistributed taxable income. No provision for income taxes has been provided in the accompanying financial statements because the Company has paid or will pay dividends in amounts that exceed at least 90% of its current year taxable income.

Book/tax differences primarily relate to amortization of realized losses on swaps, related party management compensation expense and income on CLOs.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The tax character of the $2.10 of distributions declared to shareholders during 2009 was determined to be $0.48 as ordinary income and $1.62 as return of capital.

10. CONTINGENCIES

The Company enters into certain contracts that contain a variety of indemnifications, principally with the Manager and brokers. The maximum potential amount of future payment the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2010 and December 31, 2009.

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

The contract amounts of the swap and cap contracts do not represent the Company’s risk of loss due to counterparty nonperformance. The Company’s exposure to credit risk associated with counterparty nonperformance on swap and cap contracts is limited to the unrealized gains, if any, inherent in such contracts which are recognized in the statement of assets and liabilities. Any counterparty nonperformance of these transactions is not expected to have a material effect on the Company’s financial condition.

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

The Company’s principal trading activities are primarily with brokers and other financial institutions located in North America. All securities transactions of the Company are cleared by multiple major securities firms pursuant to customer agreements. At September 30, 2010 and December 31, 2009, substantially all the investments in securities and receivable for securities sold are positions with and amounts due from these brokers. The Company had substantially all of its individual counterparty concentrations with these brokers and their affiliates.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

12. FINANCIAL HIGHLIGHTS

In accordance with financial reporting requirements applicable to investment companies, the Company has included below certain financial highlight information for the three and nine months ended September 30, 2010 and 2009.

	Per Share
	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
Net asset value, beginning of period	$13.15		$12.66		$13.02		$12.89
Net income:
Net investment income	0.41	(a)	0.43	(a)	1.77	(a)	1.89	(a)
Net gain (loss) from investments and swap and cap contracts	(0.34	) (a)	0.85	(a)	(0.03	) (a)	3.13	(a)

Net income	0.07		1.28		1.74		5.02

Capital transactions:
Distributions to shareholders	(0.60)		(0.35)		(1.75)		(1.55)
Issuance of common shares and amortization of restricted shares	(0.09	) (a)	(0.01	) (a)	(0.48	) (a)	(2.78	) (a)

Net decrease in net asset value from capital transactions	(0.69)		(0.36)		(2.23)		(4.33)

Net asset value, end of period	$12.53		$13.58		$12.53		$13.58

Total return (%)	(0.15	)% (b)	10.03	% (b)	9.68	% (b)	17.38	% (b)
Ratios to Average Net Assets
Expenses before interest expense	2.64	% (c)	3.31	% (c)	3.09	% (c)	4.27	% (c)
Expenses	3.71	% (c)	4.80	% (c)	4.49	% (c)	7.19	% (c)
Net investment income	12.11	% (c)	12.97	% (c)	17.72	% (c)	18.36	% (c)
Supplemental Data
Net assets, end of period (000)	$559,714		$247,387		$559,714		$247,387

(a)

Calculated based on average shares outstanding during the period. Average shares outstanding include vested and unvested restricted shares and differs from weighted average shares outstanding used in calculating EPS (see note 3).

(b)	Calculated based on net asset value per share. Not computed on an annualized basis.
(c)	Computed on an annualized basis.

13. SUBSEQUENT EVENTS

On October 1, 2010, an aggregate of 5,628 shares of restricted common stock were granted to certain directors as a portion of their compensation for serving on the Company’s board of directors.

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

In March 2010, the board of directors amended our investment guidelines to permit investments in collateralized mortgage obligations issued by a government agency or a government sponsored entity that are collateralized by Agency RMBS (“CMOs”). As of September 30, 2010, we had not invested in any CMOs.

On June 30, 2010, the Company successfully completed a public offering of 10,925,000 shares of common stock, raising approximately $129.4 million of net proceeds, bringing the total number of shares of common stock outstanding to 29,692,654 at June 30, 2010. On September 24, 2010, the Company successfully completed a public offering of 14,950,000 shares of common stock, raising approximately $184.7 million of net proceeds, bringing the total number of shares of common stock outstanding to 44,659,508 at September 30, 2010.

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

Trends and Recent Market Impacts

The following trends and recent market impacts may also affect our business:

Interest Rates and Liquidity

Currently the U.S. economy appears to be in a weak recovery with little or no inflationary pressures. As a result, the U.S. Federal Funds Target Rate has remained at 0-0.25%, with no change since mid-December 2008. There is little sign of an increase in the U.S. Federal Funds Target Rate in the near future. Since mid-December 2008, 30-Day LIBOR has also remained low, though the rate has increased from 0.23% at December 31, 2009 to 0.26% at September 30, 2010. The availability of repurchase agreement financing is stable with financing costs at around 0.30%, although these rates have slightly decoupled from 30-Day LIBOR with which they have generally been correlated. The following table shows 30-Day LIBOR, 3-Month LIBOR and the U.S. Federal Funds Target Rate at the end of each respective fiscal quarter:

Date	30-Day LIBOR	3-Month LIBOR	Federal Funds Target Rate
September 30, 2010	0.256%	0.290%	0.25%
June 30, 2010	0.348%	0.534%	0.25%
March 31, 2010	0.249%	0.292%	0.25%
December 31, 2009	0.231%	0.251%	0.25%
September 30, 2009	0.246%	0.287%	0.25%
June 30, 2009	0.309%	0.595%	0.25%
March 31, 2009	0.501%	1.192%	0.25%
December 31, 2008	0.436%	1.425%	0.25%

Source: Bloomberg

Longer-term interest rates have fallen sharply in 2010. Rates on three-year interest rate swaps, currently one of our primary hedging vehicles, decreased by 101 basis points during the 12 months ended September 30, 2010 to 0.87%, and by 46 basis points since June 30, 2010; meanwhile 3-Month LIBOR, which is the rate used to calculate the interest payments we receive on interest rate swaps and on our interest rate cap, if any, has also decreased over the last three months from 0.53% at June 30, 2010 to 0.29% at September 30, 2010.

Yields on mortgage securities have fallen to the lowest levels in more than a year with prices on securities reaching record highs. While the yield on a par-priced Fannie Mae Agency RMBS backed by 30-year mortgage loans rose by 63 basis points over the 12 months ended March 31, 2010, by September 30, 2010 the yield had fallen by 113 basis points to 3.39%. However, financing costs and hedging costs have fallen, which has consequently allowed us to maintain a net interest margin of approximately 1.91% on our portfolio for the three months ended September 30, 2010.

During the nine months ended September 30, 2010, yields on U.S. Treasury securities fell with the yield on five-year U.S. Treasury notes falling by 142 basis points, while at the same time market prices of Agency RMBS rose. The following table illustrates this situation by comparing market levels for two benchmark securities, the yield on five-year U.S. Treasury Notes and the price of 15-year Fannie Mae 4.5% Agency RMBS:

Date	Five-Year U.S. Treasury Note	Market Prices of 15-Year Fannie Mae 4.5% Agency RMBS
September 30, 2010	1.26%	$105.203
June 30, 2010	1.77%	$105.484
March 31, 2010	2.54%	$103.672
December 31, 2009	2.68%	$102.984
September 30, 2009	2.31%	$103.547
June 30, 2009	2.55%	$101.984
March 31, 2009	1.66%	$102.984
December 31, 2008	1.55%	$101.984

Source: Bloomberg

One of the main factors impacting market prices during 2009 and the first three months of 2010 was the U.S. Federal Reserve’s program to purchase Agency RMBS which had commenced in January 2009 and was terminated on March 31, 2010. In total, $1.25 trillion of Agency RMBS was purchased. When these programs terminated the market expectation was that it might cause a decrease in demand for these securities which would likely reduce their market price. This has not happened, however, and we continue to see strong demand as these securities remain desirable assets in this rather volatile economic environment.

Prepayment Rates and Loan Buy-back Programs

In early March 2010, both Freddie Mac and Fannie Mae announced they would purchase from the pools of mortgage loans underlying their mortgage pass-through certificates all mortgage loans that are more than 120 days delinquent. Freddie Mac implemented its purchase program in February 2010 with actual purchases beginning in March 2010. Fannie Mae began its process in March 2010 and announced it would implement the initial purchases over a period of three months, beginning in April 2010. Further, both agencies announced that on an ongoing basis they would purchase loans from the pools of mortgage loans underlying their mortgage pass-through certificates that become 120 days delinquent. The impact of these programs thus far is reflected in the constant prepayment rate, or CPR, of our portfolio. Our holdings of Agency RMBS backed by 15 year mortgages protect us to a large degree from these prepayments as the delinquency rate of 15 year mortgages is very low, according to data released by Fannie Mae and Freddie Mac. The effect of these purchase programs on our portfolio has been lower than expected and the CPR of our overall portfolio was approximately 26.5% for the third quarter of 2010.

During 2009, prepayment rates on Agency RMBS moved up slightly by the end of the year. During the nine months ended September 30, 2010, the prepayment rates changed primarily in line with the delinquent loan purchase programs described above. The following table shows the prepayment rates for Agency RMBS backed by fixed rate mortgages:

	Jan-09	Feb-09	Mar-09	Apr-09	May-09	Jun-09	Jul-09	Aug-09	Sep-09	Oct-09	Nov-09	Dec-09
Fannie Mae	16.4%	22.2%	21.7%	21.4%	23.4%	22.6%	18.3%	15.0%	13.7%	15.7%	14.9%	18.5%
Freddie Mac	17.3	24.5	24.1	23.8	24.8	24.4	19.3	13.9	12.5	14.2	15.7	18.2
Ginnie Mae	23.8	24.4	25.6	28.2	29.6	24.0	19.5	17.5	20.7	21.0	23.2	29.0

	Jan-10	Feb-10	Mar-10	Apr-10	May-10	Jun-10	Jul-10	Aug-10	Sep-10
Fannie Mae	15.7%	14.9%	27.7%	29.0%	27.0%	17.8%	18.8%	23.7%	25.0%
Freddie Mac	14.7	40.8	18.2	16.7	14.7	17.4	19.7	25.8	28.0
Ginnie Mae	13.8	14.8	13.4	11.8	13.1	13.0	18.4	19.5	19.3

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

While the effect of these programs has not been as extensive as originally expected, the effect of such programs as the Hope for Homeowners program and HASP for holders of Agency RMBS could be that such holders would experience changes in the anticipated yields of their Agency RMBS due to (i) increased prepayment rates on their Agency RMBS and (ii) lower interest and principal payments on their Agency RMBS.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. This legislation aims to restore responsibility and accountability to the financial system. It is unclear how this legislation may impact the borrowing environment, investing environment for Agency RMBS and interest rate swaps and other derivatives as much of the Bill’s implementation has not yet been defined by the regulators.

Credit Spreads

Over the past few years, the credit markets generally experienced tightening credit spreads (specifically, spreads between U.S. Treasury securities and other securities that are identical in all respects except for ratings) mainly due to the strong demand for lending opportunities. Generally, when credit spreads tighten the value of Agency RMBS increases, which results in an increase in our book value. Due to these tightening credit spreads our book value has increased. If credit spreads were to widen, we expect the market value of Agency RMBS would decrease, which could reduce our book value but also create an attractive opportunity to reinvest principal and interest from our existing portfolio as well as deploy new capital into higher-yielding Agency RMBS.

For a discussion of additional risks relating to our business see “Risk Factors” disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on February 10, 2010 and Quarterly Report on Form 10-Q for the three months ended March 31, 2010 filed on April 23, 2010 and “—Quantitative and Qualitative Disclosures About Market Risk.”

Financial Condition

As of September 30, 2010 and December 31, 2009, the Agency RMBS in our portfolio were purchased at a net premium to their par value, with a weighted average amortized cost of $102.5 and $101.4, respectively, due to the average interest rates on these investments being higher than prevailing market rates. As of September 30, 2010 and December 31, 2009, we had approximately $110.2 million and $25.0 million, respectively, of unamortized premium included in the cost basis of our investments.

As of September 30, 2010 and December 31, 2009, our Agency RMBS portfolio consisted of the following assets:

September 30, 2010

	Par Amount	Fair Value	Weighted Average
Security Description			Coupon	Months to Reset(1)	Constant Prepayment Rate(2)
	(in thousands)
Agency RMBS collateralized by hybrid ARMs	$1,974,361	$2,059,576	3.5%	64.6	21.6%
Agency RMBS collateralized by fixed rate mortgages	2,373,850	2,477,538	4.1	N/A	14.4

Total Agency RMBS	$4,348,211	$4,537,114

December 31, 2009

Security Description	Par Amount	Fair Value	Weighted Average
			Coupon	Months to Reset(1)	Constant Prepayment Rate(2)
	(in thousands)
Agency RMBS collateralized by hybrid ARMs	$565,396	$586,834	4.5%	46.8	23.4%
Agency RMBS collateralized by short-reset hybrid ARMs(3)	263,728	275,717	4.5	13.3	19.0
Agency RMBS collateralized by monthly reset ARMs	140,226	145,134	3.0	1	11.2
Agency RMBS collateralized by fixed rate mortgages	814,716	836,126	4.5	N/A	9.0

Total Agency RMBS	$1,784,066	$1,843,811

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

Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of September 30, 2010 and December 31, 2009 the average final contractual maturity of the mortgage portfolio was in year 2033 and 2031, respectively.

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

As of September 30, 2010 and December 31, 2009 we had $17.1 million and $9.2 million of CLOs at fair value, respectively. In addition, as of September 30, 2010 and December 31, 2009 we had less than $0.1 million and $0.2 million of structured notes at fair value, respectively.

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

We engage in interest rate swaps and caps as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for the term of the swap contract. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based upon a notional amount of principal. Under the most common form of interest rate swap, commonly known as a fixed-floating interest rate swap, a series of fixed interest rate payments on a notional amount of principal is exchanged for a series of floating interest rate payments on such notional amount. In a simple interest rate cap, one investor pays a premium for a notional principal amount based on a capped interest rate (the “cap rate”). When the floating interest rate (the “floating rate”) exceeds the cap rate, the investor receives a payment from the cap counterparty equal to the difference between the floating rate and the cap rate on the same notional principal amount for a specified period of time. Alternatively, an investor may receive a premium and pay the difference in cap rate and floating rate.

At September 30, 2010 we were a party to 10 interest rate swap and cap contracts with maturities between May 2013 and December 2014 with an aggregate notional amount of $2,390.0 million and a fair value of approximately $(32.8) million. At December 31, 2009, we were a party to four interest rate swaps with maturities between April 2012 and November 2013 with an aggregate notional amount of $740.0 million and a fair value of approximately $(3.8) million. As of September 30, 2010 and December 31, 2009, the weighted average fixed pay rate on our interest rate swaps was 1.507% and 2.034%, respectively. As of September 30, 2010, we were a party to one interest rate cap in which we receive interest payments when 3-month LIBOR exceeds the cap rate. As of September 30, 2010 the cap rate on our interest rate cap agreement was 2.0725%.

The current fair value of interest rate swaps and caps is heavily dependent on the current market fixed rate, the corresponding term structure of floating rates (known as the yield curve) as well as the expectation of changes in future floating rates. As expectations of future floating rates change, the fair value of interest rate swaps and caps changes.

Liabilities

We have entered into repurchase agreements to finance some of our purchases of Agency RMBS. These agreements are secured by our Agency RMBS and bear interest at rates that have historically moved in close relationship to LIBOR. At September 30, 2010, we had approximately $1,498.7 million of liabilities pursuant to repurchase agreements with 17 counterparties that had weighted average interest rates of approximately 0.29%, and maturities of between one and 77 days. In addition, as of September 30, 2010, we had approximately $2,634.6 million in payables for securities purchased. A portion of the payable for securities purchased will be financed through repurchase agreements. The increase in payable for securities purchased of $2,404.8 million at September 30, 2010 compared to $229.8 million at December 31, 2009 is primarily due to increased purchases to invest the net proceeds from the public offerings that closed on June 30, 2010 and September 24, 2010. Because we measure leverage as total liabilities divided by net assets, the approximately $2,634.6 million payable for securities purchased is included in our September 30, 2010 leverage ratio of 7.5 to 1. At December 31, 2009, we had approximately $1,372.7 million of liabilities pursuant to repurchase agreements with 16 counterparties that had weighted average interest rates of approximately 0.28%, and maturities of between four and 68 days. In addition, as of December 31, 2009 we had approximately $229.8 million in payables for securities purchased, a portion of which will be financed through repurchase agreements. Because we measure leverage as total liabilities divided by net assets, the approximately $229.8 million payable for securities purchased is included in our December 31, 2009 leverage ratio of 6.6 to 1. Below is a summary of our payable for securities purchased as of September 30, 2010 and December 31, 2009.

September 30, 2010

Forward Settling Purchases	Settle Date	Par Amount	Payable
Fannie Mae - 20 Year 4.0% Fixed	10/13/2010	$200,000,000	$203,515,625
Fannie Mae - 20 Year 4.5% Fixed	10/13/2010	50,000,000	52,125,000
Fannie Mae - 15 Year 4% Fixed	10/18/2010	30,270,193	31,741,556
Freddie Mac - 15 Year 4% Fixed	10/18/2010	75,456,763	79,124,538
Fannie Mae - 30 Year 3.405% Hybrid ARM	10/21/2010	138,000,000	140,872,125
Fannie Mae - 30 Year 3.55% Hybrid ARM	10/21/2010	25,000,000	25,542,969
Fannie Mae - 30 Year 3.55% Hybrid ARM	10/21/2010	25,000,000	25,550,781
Fannie Mae - 30 Year 3.583% Hybrid ARM	10/21/2010	50,329,870	51,656,845
Fannie Mae - 30 Year 3.6% Hybrid ARM	10/21/2010	25,074,329	25,747,418
Fannie Mae - 30 Year 3.615% Hybrid ARM	10/21/2010	50,000,000	51,187,500
Fannie Mae - 30 Year 3.69% Hybrid ARM	10/21/2010	50,162,472	51,672,206
Fannie Mae - 30 Year 3.7% Hybrid ARM	10/21/2010	25,000,000	25,718,750
Fannie Mae - 30 Year 3.779% Hybrid ARM	10/21/2010	14,919,856	15,390,033
Fannie Mae - 30 Year 3.69% Hybrid ARM	10/22/2010	49,809,516	51,142,512
Fannie Mae - 30 Year 3.63% Hybrid ARM	10/29/2010	60,000,000	61,490,625
Fannie Mae - 20 Year 4.5% Fixed	11/10/2010	50,000,000	52,064,063
Fannie Mae - 30 Year 4.5% Fixed	11/10/2010	175,000,000	182,087,500
Fannie Mae - 15 Year 4% Fixed	11/16/2010	225,000,000	235,335,938
Fannie Mae - 30 Year 3.01% Hybrid ARM	11/22/2010	60,000,000	62,167,850
Fannie Mae - 30 Year 3.2% Hybrid ARM	11/22/2010	50,000,000	51,905,833
Fannie Mae - 30 Year 3.338% Hybrid ARM	11/22/2010	58,837,734	61,315,004
Fannie Mae - 20 Year 4% Fixed	12/13/2010	75,000,000	76,541,016
Fannie Mae - 30 Year 3.25% Hybrid ARM	12/14/2010	50,000,000	51,715,071
Fannie Mae - 15 Year 3.5% Fixed	12/16/2010	400,000,000	408,786,456
Fannie Mae - 15 Year 4% Fixed	12/16/2010	50,000,000	52,263,021
Fannie Mae - 30 Year 3.05% Hybrid ARM	12/21/2010	50,000,000	51,768,372
Fannie Mae - 30 Year 3.1% Hybrid ARM	12/21/2010	45,000,000	46,578,115
Fannie Mae - 30 Year 3.3% Hybrid ARM	12/21/2010	50,000,000	52,068,229
Fannie Mae - 30 Year 3.084% Hybrid ARM	12/22/2010	195,000,000	202,053,474
Fannie Mae - 30 Year 3.2% Hybrid ARM	12/23/2010	100,000,000	103,633,056
Fannie Mae - 30 Year 3.25% Hybrid ARM	1/25/2011	50,000,000	51,873,958

Total		$2,552,860,733	$2,634,635,439

December 31, 2009

Forward Settling Purchases	Settle Date	Par Amount	Payable
FNMA - 15 Year 4% Fixed	1/19/2010	$75,000,000	$76,439,088
GNMA - 30 Year 4% Hybrid ARM	1/25/2010	25,000,000	25,541,301
FNMA - 15 Year 4.5% Fixed	2/17/2010	75,000,000	77,118,775
FNMA - 15 Year 4% Fixed	3/16/2010	50,000,000	50,739,608

Total		$225,000,000	$229,838,772

Summary Financial Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Investment income - Interest income
Interest Income - Agency RMBS	$15,649,586	$10,343,017	$48,520,622	$28,652,129
Interest Income - CLOs, Structured Notes & Cash Equivalents	661,833	366,903	1,993,042	1,106,511

Total interest income	16,311,419	10,709,920	50,513,664	29,758,640

EXPENSES:
Interest expense	1,108,985	898,891	3,176,408	3,399,458
Non-Investment expenses	2,717,078	1,996,426	7,034,610	4,973,002

Total expenses	3,826,063	2,895,317	10,211,018	8,372,460

Net investment income	12,485,356	7,814,603	40,302,646	21,386,180

Net gain (loss) from investments	28,576,016	24,410,936	67,407,995	43,833,498

GAINS AND (LOSSES) FROM SWAP AND CAP CONTRACTS:
Net swap and cap interest income (expense)	(4,808,635)	(2,225,747)	(11,240,878)	(4,646,991)
Net gain (loss) on termination of swap contracts	(6,292,250)	—	(23,497,747)	(10,804,123)
Net unrealized appreciation (depreciation) on swap and cap contracts	(28,051,326)	(6,781,362)	(33,314,146)	7,040,338

Net gain (loss) from swap and cap contracts	(39,152,211)	(9,007,109)	(68,052,771)	(8,410,776)

NET INCOME	$1,909,161	$23,218,430	$39,657,870	$56,808,902

Net income per common share (diluted)	$0.05	$1.28	$1.74	$4.84
Distributions per common share	$0.60	$0.35	$1.75	$1.55

Key Portfolio Statistics*
Average Agency RMBS(1)	$1,736,623,107	$958,108,753	$1,717,955,847	$823,968,228
Average repurchase agreements	1,406,199,944	771,241,276	1,468,399,892	696,715,933
Average net assets	409,020,468	239,130,371	304,137,945	155,751,387
Average yield on Agency RMBS (2)	3.58%	4.28%	3.78%	4.65%
Average cost of funds and hedge (3)	1.67%	1.61%	1.31%	1.54%
Interest rate spread net of hedge (4)	1.91%	2.67%	2.47%	3.11%
Non-Investment expense ratio	2.64%	3.31%	3.09%	4.27%
Leverage ratio (at period end) (5)	7.5:1	5.7:1	7.5:1	5.7:1

(1)	Our average Agency RMBS for the period was calculated by averaging the cost basis of our settled Agency RMBS during the period.
(2)	Our average yield on Agency RMBS for the period was calculated by dividing our interest income from Agency RMBS by our average Agency RMBS.
(3)	Our average cost of funds and hedge for the period was calculated by dividing our total interest expense, including our net swap and cap interest income (expense), by our average repurchase agreements.
(4)	Our interest rate spread net of hedge for the period was calculated by subtracting our average cost of funds and hedge from our average yield on Agency RMBS.
(5)	Our leverage ratio was calculated by dividing total liabilities by net assets.
*	All percentages are annualized.

Core Earnings:

Core Earnings represents a non-GAAP financial measure and is defined as net income (loss) excluding net realized gain (loss) on investments, net unrealized appreciation (depreciation) on investments, net realized gain (loss) on termination of swap contracts and unrealized appreciation (depreciation) on swap and cap contracts. In order to evaluate the effective yield of the portfolio, management uses Core Earnings to reflect the net investment income of our portfolio as adjusted to reflect the net swap and cap interest income (expense). Core Earnings allows management to isolate the interest income (expense) associated with our swaps and caps in order to monitor and project our borrowing costs and interest rate spread. In addition, management utilizes Core Earnings as a key metric in conjunction with other portfolio and market factors to determine the appropriate leverage and hedging ratios, as well as the overall structure of the portfolio.

We adopted Accounting Standards Codification (“ASC”) 946, Clarification of the Scope of Audit and Accounting Guide Investment Companies (“ASC 946”), prior to its deferral in February 2008, while most, if not all, other public companies that invest only in Agency RMBS have not adopted ASC 946. Under ASC 946, we use the financial reporting specified for investment companies, and accordingly, our investments are carried at fair value with changes in fair value included in earnings. Most other public companies that invest only in Agency RMBS include most changes in the fair value of their investments within shareholders’ equity, not in earnings. As a result, investors are not able to readily compare our results of operations to those of most of our competitors. We believe that the presentation of our Core Earnings is useful to investors because it provides a means of comparing our Core Earnings to those of our competitors. In addition, because Core Earnings isolates the net swap and cap interest income (expense) it provides investors with an additional metric to identify trends in our portfolio as they relate to the interest rate environment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Non-GAAP Reconciliation:
NET INCOME	$1,909,161	$23,218,430	$39,657,870	$56,808,902
Net (gain) loss from investments	(28,576,016)	(24,410,936)	(67,407,995)	(43,833,498)
Net (gain) loss on termination of swap contracts	6,292,250	—	23,497,747	10,804,123
Net unrealized (appreciation) depreciation on swap and cap contracts	28,051,326	6,781,362	33,314,146	(7,040,338)

Core Earnings	$7,676,721	$5,588,856	$29,061,768	$16,739,189

Results of Operations

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Net Income. Net income decreased $21.3 million to $1.9 million for the three months ended September 30, 2010, compared to net income of $23.2 million for the three months ended September 30, 2009. The major components of this decrease are detailed below.

Net Gain (Loss) From Investments. Net gain from investments increased by $4.2 million to $28.6 million for the three months ended September 30, 2010, compared to $24.4 million for the three months ended September 30, 2009. This increase was primarily the result of forward purchases made with the proceeds of both the June and September 2010 public offerings. During the three months ended September 30, 2010 we made forward purchases of approximately $2.6 billion and generated unrealized appreciation of approximately $11.3 million.

Net Gain (Loss) from Swap and Cap Contracts. Net loss from swap and cap contracts increased by $30.2 million to $39.2 million for the three months ended September 30, 2010, compared to a net loss of $9.0 million for the three months ended September 30, 2009. The net gain (loss) on swap contracts was primarily due to the change in swap rates combined with the change in the size of our interest rate swap and cap portfolio. During the three months ended September 30, 2010 we added net $1,250.0 million notional amount of interest rate swaps and caps, ending the period with $2,390.0 million. During the three months ended September 30, 2009 we did not have any interest rate swap transactions, maintaining a notional amount of $640.0 million during the period. During the three months ended September 30, 2010 and 2009, three year swap rates decreased by 46 basis points and 28 basis points, respectively.

Interest Income. Interest income, which consists of interest income on Agency RMBS, subordinated tranches of CLOs, structured notes and short term investments, increased by $5.6 million to $16.3 million for the three months ended September 30, 2010, as compared to $10.7 million for the three months ended September 30, 2009. The change in interest income was primarily due to the increased size of our portfolio. During the three months ended September 30, 2010 our average Agency RMBS portfolio was $1,736.6 million, compared to $958.1 million during the three months ended September 30, 2009. However, the increased income due to the size of our portfolio was offset by the decrease in the average yield on Agency RMBS. During the three months ended September 30, 2010 and 2009, our average yield on Agency RMBS was 3.58% and 4.28%, respectively.

Interest on CLO and collateralized debt obligation (“CDO”) securities is accrued at a rate determined based on estimated future cash flows and adjusted prospectively as future cash flow amounts are recast. When the Company cannot reliably estimate cash flows for CDO and CLO securities, a nonaccrual (cost recovery) recognition method is used. Interest income on subordinated tranches of CLOs increased to $0.6 million for the three months ended September 30, 2010, compared to $0.1 million for the three months ended September 30, 2009. Additionally, for the three months ended September 30, 2010 the Company received $0.8 million of distributions from CLOs that were accounted for as a reduction of the cost basis and thereby excluded from our interest income and Core Earnings. This compared to $0.3 million for the three months ended September 30, 2009.

Total Expenses. Interest expense increased $0.2 million to $1.1 million for the three months ended September 30, 2010, as compared to $0.9 million for the three months ended September 30, 2009. Our average repurchase agreements increased to $1,406.2 million compared to $771.2 million during the three months ended September 30, 2010 and 2009, respectively. However, the effect of the higher repurchase agreements was offset by a decrease in the average rate on our repurchase agreements of 0.31% compared with 0.46% during the three months ended September 30, 2010 and 2009, respectively.

Non-Investment Expenses. For the three months ended September 30, 2010, non-investment expenses increased by $0.7 million to $2.7 million compared to $2.0 million for the three months ended September 30, 2009. However, expenses as a percentage of net assets decreased significantly during the three months ended September 30, 2010 to 2.64% compared to 3.31% during the three months ended September 30, 2009. The primary reason for the decrease was that we had a larger asset base resulting from the June and September 2010 public offerings. Our average net assets were $409.0 million and $239.1 million for the three months ended September 30, 2010 and 2009, respectively. Non-investment expenses consist of management fees payable to our Manager in accordance with our management agreement, amortization related to restricted stock and stock options granted to our executive officers, certain officers and employees of our Manager and its sub-advisors and other individuals who provide services to us, as designated by our Manager, and our independent directors, directors’ fees, insurance premium expenses for directors and officers insurance and other general and administrative expenses, including legal and accounting fees.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Net Income. Net income decreased by $17.1 million to $39.7 million for the nine months ended September 30, 2010, compared to $56.8 million for the nine months ended September 30, 2009. The major components of this decrease are detailed below.

Net Gain (Loss) from Swap and Cap Contracts. Net loss from swap and cap contracts increased by $59.7 million to $68.1 million for the nine months ended September 30, 2010, compared to a net loss of $8.4 million for the nine months ended September 30, 2009. The net gain (loss) on swap contracts was primarily due to the change in swap rates combined with the change in the size of our interest rate swap portfolio. During the nine months ended September 30, 2010 and 2009, we added net $1,650.0 million and $400.0 million, respectively, of notional amount of interest rate swaps and caps. During the nine months ended September 30, 2010 and 2009, three year swap rates decreased by 119 basis points and 13 basis points, respectively.

Net Gain (Loss) From Investments. Net gain from investments increased by $23.6 million to $67.4 million for the nine months ended September 30, 2010, as compared to $43.8 million for the nine months ended September 30, 2009. This increase was primarily the result of the decrease in longer term interest rates and therefore increases in prices of Agency RMBS on average investments of $1,718.0 million for the nine months ended September 30, 2010 compared to $824.0 million for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, the price of an Agency RMBS backed by 15-year 4.5% mortgages increased 2.22 points while it increased 1.56 points during the nine months ended September 30, 2009.

Interest Income. Interest income, which consists of interest income on Agency RMBS, subordinated tranches of CLOs, structured notes and short term investments, increased by $20.7 million to $50.5 million for the nine months ended September 30, 2010, as compared to $29.8 million for the nine months ended September 30, 2009. The change in interest income was primarily due to the increased size of our portfolio. During the nine months ended September 30, 2010 our average Agency RMBS portfolio was $1,718.0 million, compared to $824.0 million during the nine months ended September 30, 2009. However, this increase was partially offset by the decrease in the average yield on Agency RMBS. During the nine months ended September 30, 2010 and 2009, our average yield on Agency RMBS was 3.78% and 4.65%, respectively. This was primarily caused by the increase in prices/lower yields on Agency RMBS as described above.

Interest on CLO and collateralized debt obligation (“CDO”) securities is accrued at a rate determined based on estimated future cash flows and adjusted prospectively as future cash flow amounts are recast. When the Company cannot reliably estimate cash flows for CDO and CLO securities a nonaccrual (cost recovery) recognition method is used. Interest income on subordinated tranches of CLOs increased to $1.7 million for the nine months ended September 30, 2010, compared to $0.4 million for the nine months ended September 30, 2009. Additionally, for the nine months ended September 30, 2010 the Company received $2.4 million of distributions from CLOs that were accounted for as a reduction of the cost basis and thereby excluded from our interest income and Core Earnings. This compared to $1.3 million for the nine months ended September 30, 2009.

Total Expenses. Interest expense decreased by $0.2 million to $3.2 million for the nine months ended September 30, 2010, as compared to $3.4 million for the nine months ended September 30, 2009. The decrease was due to a decrease in short-term interest rates. During the nine months ended September 30, 2010, the average rate on our repurchase agreements was 0.29% compared with 0.65% during the nine months ended September 30, 2009. However, the decrease in short-term rates was partially offset by the increase in our average repurchase agreements. Our average repurchase agreements were $1,468.4 million compared to $696.7 million during the nine months ended September 30, 2010 and 2009, respectively.

Non-Investment Expenses. For the nine months ended September 30, 2010, non-investment expenses increased by $2.0 million to $7.0 million compared to $5.0 million for the nine months ended September 30, 2009. However, expenses as a percentage of net assets decreased significantly during the nine months ended September 30, 2010 compared to September 30, 2009 with expense ratios of 3.09% and 4.27% for the nine months ended September 30, 2010 and 2009, respectively. The primary reason for the decreased expense ratio was the larger asset base resulting from the June and September 2010 public offerings. Our average net assets were $304.1 million and $155.8 million for the nine months ended September 30, 2010 and 2009, respectively.

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

We had the following contractual obligations under repurchase agreements as of September 30, 2010 and December 31, 2009 (dollar amounts in thousands):

	September 30, 2010
	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$1,064,333	0.29%	$256	$1,064,589
30 days to 60 days	145,633	0.30	85	145,718
60 days to 90 days	288,739	0.31	221	288,960

	$1,498,705	0.29%	$562	$1,499,267

	December 31, 2009
	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$878,802	0.26%	$257	$879,059
30 days to 60 days	430,526	0.31	346	430,872
60 days to 90 days	63,380	0.27	43	63,423

	$1,372,708	0.28%	$646	$1,373,354

We enter into interest rate swap and cap contracts as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for the term of the swap or cap contract. At September 30, 2010 and December 31, 2009, we had the following interest rate swap and cap contracts:

As of September 30, 2010

Interest Rate Swaps

Counterparty	Expiration Date	Pay Rate	Receive Rate	Notional Amount	Fair Value
Deutsche Bank Group	May, 2013	1.7050%	3-Month LIBOR	$240,000,000	$(5,866,739)
The Royal Bank of Scotland plc	May, 2013	1.6000%	3-Month LIBOR	100,000,000	(2,182,866)
The Royal Bank of Scotland plc	June, 2013	1.3775%	3-Month LIBOR	300,000,000	(4,782,672)
The Royal Bank of Scotland plc	July, 2013	1.3650%	3-Month LIBOR	300,000,000	(4,601,723)
The Royal Bank of Scotland plc	May, 2014	1.8825%	3-Month LIBOR	200,000,000	(5,836,343)
The Royal Bank of Scotland plc	July, 2014	1.7200%	3-Month LIBOR	100,000,000	(2,286,547)
Nomura Global Financial Products, Inc.	July, 2014	1.7325%	3-Month LIBOR	250,000,000	(5,762,904)
Deutsche Bank Group	August, 2014	1.3530%	3-Month LIBOR	200,000,000	(1,612,150)
Goldman Sachs	September, 2014	1.3120%	3-Month LIBOR	500,000,000	(2,641,265)

Total				$2,190,000,000	$(35,573,209)

Interest Rate Caps

Counterparty	Expiration Date	Cap Rate	Notional Amount	Fair Value
The Royal Bank of Scotland plc	December, 2014	2.0725%	$200,000,000	$2,809,839

As of December 31, 2009

Counterparty	Expiration Date	Pay Rate	Receive Rate	Notional Amount	Fair Value
Deutsche Bank Group	April 2012	1.6910%	3-Month LIBOR	$240,000,000	$(543,716)
Deutsche Bank Group	June 2012	2.2660%	3-Month LIBOR	200,000,000	(2,558,748)
The Royal Bank of Scotland plc	July 2012	2.1250%	3-Month LIBOR	200,000,000	(1,822,869)
The Royal Bank of Scotland plc	November 2013	2.2125%	3-Month LIBOR	100,000,000	1,131,487

Total				$740,000,000	$(3,793,846)

We enter into certain contracts that contain a variety of indemnification obligations, principally with our Manager, brokers and counterparties to interest rate swap contracts and repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of September 30, 2010 and December 31, 2009.

In addition, as of September 30, 2010 and December 31, 2009, we had a $2,634.6 million and $229.8 million payable for securities purchased, respectively, a portion of which will be financed through repurchase agreements. The increase in payable for securities purchased of $2,404.8 million is primarily due to increased purchases to invest the net proceeds from the public offerings that closed on June 30 and September 24, 2010. Because we measure leverage as total liabilities divided by net assets, the amount of payable for securities purchased is included in our September 30, 2010 and December 31, 2009 leverage ratio of 7.5 to 1 and 6.6 to 1, respectively. Below is a summary of our payable for securities purchased as of September 30, 2010 and December 31, 2009:

September 30, 2010
Forward Settling Purchases	Settle Date	Par Amount	Payable
Fannie Mae - 20 Year 4.0% Fixed	10/13/2010	$200,000,000	$203,515,625
Fannie Mae - 20 Year 4.5% Fixed	10/13/2010	50,000,000	52,125,000
Fannie Mae - 15 Year 4.0% Fixed	10/18/2010	30,270,193	31,741,556
Freddie Mac -15 Year 4.0% Fixed	10/18/2010	75,456,763	79,124,538
Fannie Mae - 30 Year 3.405% Hybrid ARM	10/21/2010	138,000,000	140,872,125
Fannie Mae - 30 Year 3.55% Hybrid ARM	10/21/2010	25,000,000	25,542,969
Fannie Mae - 30 Year 3.55% Hybrid ARM	10/21/2010	25,000,000	25,550,781
Fannie Mae - 30 Year 3.583% Hybrid ARM	10/21/2010	50,329,870	51,656,845
Fannie Mae - 30 Year 3.6% Hybrid ARM	10/21/2010	25,074,329	25,747,418
Fannie Mae - 30 Year 3.615% Hybrid ARM	10/21/2010	50,000,000	51,187,500
Fannie Mae - 30 Year 3.69% Hybrid ARM	10/21/2010	50,162,472	51,672,206
Fannie Mae - 30 Year 3.7% Hybrid ARM	10/21/2010	25,000,000	25,718,750
Fannie Mae - 30 Year 3.779% Hybrid ARM	10/21/2010	14,919,856	15,390,033
Fannie Mae - 30 Year 3.69% Hybrid ARM	10/22/2010	49,809,516	51,142,512
Fannie Mae - 30 Year 3.63% Hybrid ARM	10/29/2010	60,000,000	61,490,625
Fannie Mae - 20 Year 4.5% Fixed	11/10/2010	50,000,000	52,064,063
Fannie Mae - 30 Year 4.5% Fixed	11/10/2010	175,000,000	182,087,500
Fannie Mae -15 Year 4.0% Fixed	11/16/2010	225,000,000	235,335,938
Fannie Mae - 30 Year 3.01% Hybrid ARM	11/22/2010	60,000,000	62,167,850
Fannie Mae - 30 Year 3.2% Hybrid ARM	11/22/2010	50,000,000	51,905,833
Fannie Mae - 30 Year 3.338% Hybrid ARM	11/22/2010	58,837,734	61,315,004
Fannie Mae - 20 Year 4.0% Fixed	12/13/2010	75,000,000	76,541,016
Fannie Mae - 30 Year 3.25% Hybrid ARM	12/14/2010	50,000,000	51,715,071
Fannie Mae - 15 Year 3.5% Fixed	12/16/2010	400,000,000	408,786,456
Fannie Mae - 15 Year 4.0% Fixed	12/16/2010	50,000,000	52,263,021
Fannie Mae - 30 Year 3.05% Hybrid ARM	12/21/2010	50,000,000	51,768,372
Fannie Mae - 30 Year 3.1% Hybrid ARM	12/21/2010	45,000,000	46,578,115
Fannie Mae - 30 Year 3.3% Hybrid ARM	12/21/2010	50,000,000	52,068,229
Fannie Mae - 30 Year 3.084% Hybrid ARM	12/22/2010	195,000,000	202,053,474
Fannie Mae - 30 Year 3.2% Hybrid ARM	12/23/2010	100,000,000	103,633,056
Fannie Mae - 30 Year 3.25% Hybrid ARM	1/25/2011	50,000,000	51,873,958

Total		$2,552,860,733	$2,634,635,439

December 31, 2009
Forward Settling Purchases	Settle Date	Par Amount	Payable
FNMA - 15 Year 4.0% Fixed	1/19/2010	$75,000,000	$76,439,088
GNMA - 30 Year 4.0% Hybrid ARM	1/25/2010	25,000,000	25,541,301
FNMA - 15 Year 4.5% Fixed	2/17/2010	75,000,000	77,118,775
FNMA - 15 Year 4.0% Fixed	3/16/2010	50,000,000	50,739,608

Total		$225,000,000	$229,838,772

Off-Balance Sheet Arrangements

As of September 30, 2010 and December 31, 2009, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2010 and December 31, 2009, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Liquidity and Capital Resources

On June 30 and September 24, 2010, the Company closed public offerings of 10,925,000 and 14,950,000 shares of its common stock, respectively, at a public offering price of $12.50 and $12.95 per share, respectively for total net proceeds of approximately $129.4 million and $184.7 million, respectively after the underwriting discount and commissions and estimated expenses.

During the three months ended September 30, 2010 and 2009, our operations used net cash of $363.0 million and $582.3 million, respectively. During the three months ended September 30, 2010 and 2009, we had net purchases of securities (net of purchases, sales and paydown proceeds) of $2,234.5 million and $92.8 million, respectively. During the nine months ended September 30, 2010 and 2009 our operations used net cash of $408.4 million and $752.8 million, respectively. During the nine months ended September 30, 2010 and 2009 we had net purchases of securities (net of purchases, sales and paydown proceeds) of $2,643.3 million and $903.5 million, respectively.

We held cash and cash equivalents of $2.1 million and $1.9 million at September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010, our source of funds, excluding our equity offerings, consisted of net proceeds from repurchase agreements totaling $1,498.7 million, with a weighted average borrowing rate of 0.29%, which we used to finance the acquisition of Agency RMBS. As of September 30, 2010, we had established 27 borrowing arrangements with various investment banking firms and other lenders, 17 of which had outstanding borrowings. As of December 31, 2009, our source of funds, excluding our equity offerings, consisted of net proceeds from repurchase agreements totaling $1,372.7 million, with a weighted average borrowing rate of 0.28%, which we used to finance the acquisition of Agency RMBS. We expect to continue to borrow funds in the form of repurchase agreements. As of December 31, 2009, we had established 25 borrowing arrangements with various investment banking firms and other lenders, 16 of which had outstanding borrowings.

The following tables present certain information regarding our risk exposure on our repurchase agreements as of September 30, 2010 and December 31, 2009:

September 30, 2010
Counterparty	Total Outstanding Borrowings	% of Total	Amount at Risk (1)	Weighted Average Maturity in Days
Bank of America Securities LLC	$68,643,000	4.6%	$4,621,816	13
Barclays Capital, Inc.	66,080,889	4.4%	3,611,484	9
BNP Paribas	91,392,000	6.1%	4,903,096	77
Cantor Fitzgerald & Co.	123,214,000	8.2%	6,871,961	18
Credit Suisse First Boston	210,798,173	14.1%	8,972,584	15
Daiwa Securities America, Inc.	59,362,000	4.0%	3,436,558	13
Deutsche Bank Securities, Inc.	138,053,000	9.2%	9,073,270	8
Goldman Sachs Group, Inc.	154,317,000	10.3%	8,425,656	67
Greenwich Capital Markets, Inc.	119,172,193	7.9%	8,298,767	12
Guggenheim Liquidity Services, LLC	107,267,000	7.2%	5,935,690	53
ING Financial Markets LLC	37,974,000	2.5%	2,050,509	76
Jefferies & Company, Inc.	22,959,000	1.5%	1,272,159	12
LBBW Securities LLC	46,984,000	3.1%	2,315,404	12
MF Global, Ltd	92,922,000	6.2%	5,018,730	42
Mizuho Securities USA, Inc.	41,245,000	2.8%	2,333,874	20
Nomura Securities International, Inc.	51,710,000	3.5%	3,300,934	27
South Street Securities LLC	66,612,000	4.4%	3,485,498	20

	$1,498,705,255	100.0%	$83,927,990

December 31, 2009
Counterparty	Total Outstanding Borrowings	% of Total	Amount at Risk (1)	Weighted Average Maturity in Days
Bank of America Securities LLC	$93,068,000	6.8%	$9,029,721	7
Barclays Capital, Inc.	107,654,754	7.8	6,157,773	60
BNP Paribas	99,865,000	7.3	5,096,043	29
Cantor Fitzgerald & Co.	47,521,000	3.5	2,730,716	53
Credit Suisse First Boston	48,635,251	3.5	1,636,061	19
Daiwa Securities America, Inc.	51,031,000	3.7	2,151,365	8
Deutsche Bank Securities, Inc.	125,247,000	9.1	9,140,161	7
Goldman Sachs Group, Inc.	134,802,000	9.8	8,005,697	42
Greenwich Capital Markets, Inc.	135,004,688	9.8	7,263,592	5
ING Financial Markets LLC	78,581,000	5.7	3,865,514	22
Jefferies & Company, Inc.	59,209,000	4.3	2,702,664	11
LBBW Securities LLC	58,992,000	4.3	2,622,859	15
MF Global, Ltd	122,066,000	8.9	3,304,281	60
Mizuho Securities USA, Inc.	81,474,579	6.0	4,024,203	20
Morgan Keegan & Co.	41,894,000	3.1	3,110,849	4
South Street Securities LLC	87,662,300	6.4	6,401,808	50

Total	$1,372,707,572	100.0%	$77,243,307

(1)	Equal to the fair value of pledged securities plus accrued interest income, minus the sum of repurchase agreement liabilities and accrued interest expense.

Our repurchase agreements do not include substantive provisions other than those covenants and other customary provisions contained in the standard master repurchase agreement as published by the Bond Market Association (now the Securities Industry and Financial Markets Association). The repurchase agreements generally require us to transfer additional securities to the counterparty in the event the value of the securities then held by the counterparty in the margin account falls below specified levels and contain events of default in cases where we breach our obligations under the agreement. We receive margin calls from our repurchase agreement counterparties from time to time in the ordinary course of business similar to other entities in the specialty finance business. As of September 30, 2010 and December 31, 2009, we had approximately $432.6 million and $153.0 million, respectively, in Agency RMBS, cash and cash equivalents available to satisfy future margin calls. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future.

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

We generally seek to borrow between six and 10 times the amount of our net assets. At September 30, 2010 and December 31, 2009, our total liabilities were $4,194.4 million and $1,621.9 million, respectively, which represented a leverage ratio of 7.5 to 1 and 6.6 to 1, respectively.

Qualitative and Quantitative Disclosures about Short-Term Borrowings

The following table discloses quantitative disclosures about our short-term borrowings under repurchase agreements during the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Outstanding at Period End	$1,498.7	$1,237.1	$1,498.7	$1,237.1
Weighted Average Rate at Period End	0.29%	0.37%	0.29%	0.37%
Average Outstanding During Period	$1,406.2	$771.2	$1,468.4	$696.7
Weighted Average Rate During Period	0.31%	0.46%	0.29%	0.65%
Largest Month End Balance During Period	$1,498.7	$1,237.1	$1,665.1	$1,237.1

During the three months ended September 30, 2010, our repurchase agreement balance was relatively stable ending the period at $1,498.7 million outstanding compared to an average balance during the period of $1,406.2 million. During the three months ended September 30, 2009, our repurchase agreement balance ended at $1,237.1 million, much higher than the $771.2 million average during the period. This was due to financing forward settling purchases made after the June 2009 initial public offering. During the nine months ended September 30, 2010, our repurchase agreement balance was relatively stable ending the period at $1,498.7 million compared to an average balance during the period of $1,468.4 million. The highest our repurchase agreement balance during the period was $1,665.1 at February 28, 2010. This was due to making adjustments to the portfolio in anticipation of the Fannie Mae and Freddie Mac buy-back programs described in “— Trends and Recent Market Impacts.” During the nine months ended September 30, 2009, our repurchase agreement balance ended at $1,237.1 million, much higher than the $696.7 million average during the period. This was due to financing forward settling purchases made after the June 2009 initial public offering.

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

As of September 30, 2010 and December 31, 2009, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do believe that risk can be quantified from historical experience and seek to actively manage risk, to earn sufficient compensation to justify taking risks and to maintain capital levels consistent with the risks we undertake. Our board of directors has a risk management committee that oversees our risk management process. See “Business—Risk Management” in our annual report on Form 10-K for the fiscal year ended December 31, 2009 for a further discussion of our risk management committee and risk mitigation practices.

Interest Rate Risk

We are subject to interest rate risk in connection with our investments in Agency RMBS collateralized by ARMs, hybrid ARMs and fixed rate mortgage loans and our related debt obligations, which are generally repurchase agreements of limited duration that are periodically refinanced at current market rates. We seek to mitigate this risk through utilization of derivative contracts, primarily interest rate swap and cap agreements.

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

We are a party to the interest rate swap and cap and contracts as of September 30, 2010 and December 31, 2009 described in detail under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in this quarterly report on Form 10-Q.

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

The following sensitivity analysis table shows the estimated impact on the fair value and net income of our interest rate-sensitive investments and repurchase agreement liabilities at September 30, 2010 and December 31, 2009, assuming a static portfolio and that rates instantaneously fall 25, 50 and 75 basis points and rise 25, 50 and 75 basis points.

September 30, 2010
Change in Interest Rates	Projected Change in the Fair Value of Our Assets	Projected Change in Our Net Income
- 75 basis points	1.63%	2.24%
- 50 basis points	1.23%	1.49%
- 25 basis points	0.66%	0.75%
No Change	0.00%	0.00%
+ 25 basis points	-0.76%	-3.74%
+ 50 basis points	-1.58%	-7.47%
+ 75 basis points	-2.47%	-11.21%

December 31, 2009
Change in Interest Rates	Projected Change in the Fair Value of Our Assets	Projected Change in Our Net Income
- 75 basis points	0.83%	2.50%
- 50 basis points	0.65%	1.35%
- 25 basis points	0.38%	0.29%
No Change	0.00%	0.00%
+ 25 basis points	-0.45%	-1.59%
+ 50 basis points	-0.98%	-4.76%
+ 75 basis points	-1.57%	-6.85%

While the charts above reflect the estimated immediate impact of interest rate increases and decreases on a static portfolio, we rebalance our portfolio from time to time either to take advantage or minimize the impact of changes in interest rates. Additionally, the effects of interest rate changes on our portfolio illustrated in the above chart does not take into account the effect that our hedging instruments, mainly interest rate swaps, would have on the fair value of our portfolio, but does take into account the effect that our hedging instruments, mainly interest rate swaps, would have on our net income. Generally, our interest rate swaps reset in the quarter following changes in interest rates. It is important to note that the impact of changing interest rates on fair value and net income can change significantly when interest rates change beyond 75 basis points from current levels. Therefore, the volatility in the fair value of our assets could increase significantly when interest rates change beyond 75 basis points. In addition, other factors impact the fair value of and net income from our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of our assets and our net income would likely differ from that shown above, and such difference might be material and adverse to our stockholders.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

CYPRESS SHARPRIDGE INVESTMENTS, INC.

Dated: October 21, 2010	BY:	/S/ FRANCES R. SPARK
Frances R. Spark
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith.