Form 10-K
period 2010-12-31
Cypress Sharpridge Investments, Inc.
filed 2011-02-08
CIK 1396446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                      ..

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $358,289,947 based on the closing price on the New York Stock Exchange as of June 30, 2010.

Number of the registrant’s common stock outstanding as of February 7, 2011: 59,557,854

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement with respect to its 2011 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof as noted therein.

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

Forward Looking Statements

When used in this annual report on Form 10-K, in future filings with the Securities and Exchange Commission (“SEC”) or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and assumptions. The forward looking statements we make in this annual report on Form 10-K include, but are not limited to, statements about the following:

•	our investment, financing and hedging strategy (including our financing strategy with respect to collateralized loan obligations, or CLOs) and the success of these strategies;

•	the effect of movements in interest rates on our assets and liabilities (including our hedging instruments) and our income;

•	the effect of increased prepayment rates on our portfolio;

•	the effect of widening credit spreads on the value of our assets and investment strategy;

•	our ability to convert our assets into cash or extend the financing terms related to our assets;

•	an internalization transaction, as such term is defined in “—Internalization Plans”;

•	the types of indebtedness we may incur;

•	our ability to meet our short term liquidity requirements with our cash flow from operations and borrowings;

•	our liquidity;

•	our ability to quantify risks based on historical experience;

•	our ability to be taxed as a real estate investment trust, or REIT, and to maintain an exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act;

•	the tax limitations of capital loss carryforwards and other built in losses;

•	our assessment of counterparty risk;

•	our asset valuation policies;

•	our distribution policy;

•	the effect of recent U.S. Government actions on the housing and credit markets;

•	the structure of our investments in CLOs; and

•	the tax treatment of income earned on subordinated tranches of CLOs issued by foreign corporations

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors could cause actual results to vary from our forward-looking statements:

•	the factors referenced in this annual report on Form 10-K, including those set forth under the section captioned “Risk Factors;”

•	changes in our investment, financing and hedging strategy, including our financing strategy with respect to CLOs;

•	the adequacy of our cash flow from operations and borrowings to meet our short term liquidity requirements;

•	the liquidity of our portfolio;

•	unanticipated changes in our industry, interest rates, the credit markets, the general economy or the real estate market;

•	changes in interest rates and the market value of our Agency RMBS;

•	changes in the prepayment rates on the mortgage loans underlying our Agency RMBS;

•	our ability to borrow to finance our assets;

•	the availability of additional forms of financing for our assets;

•	changes in government regulations affecting our business;

•	our ability to maintain our qualification as a REIT for federal income tax purposes;

•	our ability to maintain our exemption from registration under the Investment Company Act;

•	changes in tax regulations relating to the treatment of income earned on subordinated tranches of CLOs issued by foreign corporations; and

•	risks associated with investing in real estate assets, including changes in business conditions and the general economy.

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

Our Company

We are a specialty finance company created with the objective of achieving consistent risk-adjusted investment income. We were formed as a Maryland corporation in February 2006, and we are currently managed and advised by Cypress Sharpridge Advisors LLC or our Manager. We have elected to be taxed as a REIT for federal income tax purposes. We commenced operations in February 2006 and completed an initial public offering of our common stock in June 2009. We conduct all of our business through and hold all of our assets in Cypress Sharpridge Investments, Inc.

Our Investment Strategy

We invest in Agency RMBS collateralized by fixed rate single-family residential mortgage loans (typically 15, 20 or 30 years), ARMs, which typically have coupon rates that reset monthly, or hybrid ARMs, which typically have a coupon rate that is fixed for an initial period (typically three, five, seven or ten years) and thereafter resets at regular intervals. In addition, our investment guidelines permit investments in collateralized mortgage obligations issued by a government agency or government sponsored entity that are collateralized by Agency RMBS, or CMOs, although we had not invested in any CMOs as of December 31, 2010. We rely on our Manager’s expertise in identifying Agency RMBS for investments. Our Manager makes investment decisions based on various factors, including, but not limited to, relative value, expected cash yield, supply and demand, costs of hedging, costs of financing, liquidity, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves. Our Manager does not attribute any particular quantitative significance to any of these factors, and the weight given to these factors varies depending on market conditions and economic trends. We believe that this strategy, combined with our Manager’s experience, will enable us to pay dividends and achieve capital appreciation throughout changing interest rate and credit cycles, and provide attractive long term returns to investors.

Our investment strategy is designed to:

•	build an investment portfolio of Agency RMBS that seeks to generate attractive risk-adjusted investment income;

•	manage financing, interest and prepayment rate risks;

•	capitalize on discrepancies in the relative valuations in the Agency RMBS market;

•	manage cash flow so as to provide for regular quarterly distributions to stockholders;

•	limit credit risk;

•	minimize the impact that changing interest rates have on our net investment income;

•	cause us to maintain our qualification as a REIT; and

•	cause us to remain exempt from the registration requirements of the Investment Company Act.

We believe that the current market and interest rate environment offer significant investment opportunities and that our investment strategy is suited to this environment because:

•	the current relative spread differential between Agency RMBS and U.S. Treasury securities is attractive; and

•

the weakness in the housing industry, an elevated national unemployment rate and other economic factors have resulted in a prolonged period of low short-term interest rates, which generally increases our net interest margin.

Our income is generated primarily from the difference, or net spread, between the interest income we earn on our investment portfolio and the cost of our borrowings and hedging activities. We believe the most prudent approach to generate a positive net spread is to manage our liabilities to mirror, as closely as possible, the interest rate risks of our investments. To seek to achieve this result, we employ short term financing for our Agency RMBS portfolio in combination with interest rate swaps and caps to hedge all or a portion of the interest rate risk associated with the financing of our portfolio. In the future, we may, subject to maintaining our REIT qualification, also employ other hedging techniques from time to time, including interest rate floors, collars and Eurodollar and U.S. Treasury futures, to protect against adverse interest rate movements.

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

Investment Process

Our Manager evaluates each one of our investment opportunities based on its expected risk-adjusted investment income relative to the investment income available from other comparable investments. In addition, our Manager evaluates new opportunities based on their relative expected returns compared to our comparable securities held in our portfolio. The terms of any leverage available to us for use in funding an investment purchase are also taken into consideration, as are any risks posed by illiquidity or correlations with other securities in the portfolio.

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

Financing Strategy

We use leverage to finance a portion of our Agency RMBS portfolio and to seek to increase potential returns to our stockholders. Our use of leverage may, however, also have the effect of increasing losses when securities in our portfolio decline in value. Currently, our target leverage is in the range of approximately 6 to 10 times the amount of our net assets. The amount of leverage we incur may vary from time to time depending on market conditions and other factors that our Manager deems relevant. Our investment policies require no minimum or maximum leverage, and our Manager and its investment committee have the discretion, without the need for further approval by our board of directors, to increase or decrease the amount of leverage employed. As of December 31, 2010, our portfolio was leveraged (as measured by total liabilities to net assets) approximately 8.3 to 1.

We currently, and intend to continue to, finance our Agency RMBS investments using a diversified approach involving repurchase agreements with multiple commercial and investment banks. Using repurchase agreements, we are able to borrow against the value of our assets. Under these agreements, we sell our assets to a counterparty and agree to repurchase the same assets from the counterparty at a price equal to the original sales price plus an interest factor. If the market value of the securities sold by us to a counterparty declines, we may be required by the counterparty to provide additional collateral, which is commonly referred to as a margin call. These repurchase agreements are accounted for as debt for purposes of generally accepted accounting principles (“GAAP”) and secured by the underlying assets. During the period of a repurchase agreement, we are entitled to and receive the principal and interest payments on the related assets.

Our repurchase agreement counterparties are broker/dealers and commercial and investment banks with whom we have or expect to have agreements in place that cover the terms of our transactions. We maintain formal relationships with multiple counterparties for the purpose of obtaining financing on favorable terms and to mitigate counterparty credit risk. As of December 31, 2010, we had repurchase agreements in place with 28 different counterparties and indebtedness outstanding with 20 counterparties in an aggregate amount of approximately $3,443.8 million, or approximately 54% of the fair value of our portfolio, and a weighted average borrowing rate of 0.32%. Currently, the haircuts (the difference between the cash we receive from the counterparty when we initially sell the securities to the counterparty and the value of those securities) are 4% to 6% on Agency RMBS for the repurchase agreements under which we are currently borrowing. As a borrower, we are subject to margin calls from counterparties if the value of the collateral that we have posted has declined below the haircut level, which may occur due to prepayments of the mortgages causing the face value of the mortgage pool provided as collateral to the counterparty to decline or when the value of the mortgage pool provided as collateral declines as a result of interest rate movements or spread widening.

Our leverage consists of short term borrowings in the repurchase market and payables for securities purchased. In the future we may utilize other financing techniques, which may include but not necessarily be limited to the issuance of secured or unsecured debt, preferred stock or trust preferred securities.

We do not currently nor do we intend to finance our subordinated tranches of CLOs. We believe investments of this type are intrinsically leveraged on a term basis primarily through the issuance of match-funded non-recourse debt specific to each individual transaction.

Hedging Strategy

Subject to maintaining our qualification as a REIT, we utilize derivative financial instruments to hedge a portion of the interest rate risk associated with the financing of our portfolio. Our most common method of financing Agency RMBS is through repurchase agreements, which generally have maturities up 30 to 90 days. The weighted average life of the Agency RMBS we own is generally much longer. The difference in maturities, in addition to prepayments, adjustable-rate features of ARMs, and other potential changes in timing and/or amount of cash flows, creates potential interest rate risk. We engage in interest rate hedging activities intended to mitigate changes in interest rates that we expect would impair our ability to continue to finance assets we own at favorable rates. Our hedging techniques may also be used in an attempt to protect us against declines in the market value of our assets that result from general trends in debt markets. We rely on our Manager’s expertise in determining the type and amount of interest rate hedging methods to achieve these goals. Our interest rate hedging methods have historically consisted of interest rate swaps (a contract exchanging a variable rate for a fixed rate, or vice versa) and interest rate caps (a contract protecting against a rise in interest rates above a fixed level). In the future, our interest rate hedging methods are likely to continue to consist of interest rate swaps and interest rate caps, but may also include interest rate floors (a contract protecting against a decline in interest rates below a fixed level), interest rate collars (a combination of caps and floors), cancelable interest rate swaps (swaps that may be canceled at one party’s option before expiry), Eurodollar and U.S. Treasury futures, and other interest rate and non-interest rate derivative instruments or contracts.

We enter into interest rate swap agreements to offset the potential adverse effects of rising interest rates on certain short term repurchase agreements. Our repurchase agreements generally carry interest rates that correspond to the London Interbank Offered Rate, or LIBOR, for the borrowing periods. Historically, we have sought to enter into interest rate swap agreements structured such that we receive payments based on a variable interest rate and make payments based on a fixed interest rate. The variable interest rate on which payments are received is calculated based on various reset mechanisms for LIBOR. Additionally, we have entered into interest rate cap agreements structured such that we receive payments based on a variable interest rate being above a fixed cap interest rate. The variable interest rate on which payments are received on interest rate caps is also calculated based on various reset mechanisms for LIBOR. Our interest rate swap and cap agreements effectively fix or cap our borrowing cost and are not held for speculative or trading purposes. As of December 31, 2010, of the approximately $3,443.8 million of our portfolio that has been financed under repurchase agreements and $2,234.4 million of payable for securities purchased, we had established interest rate swap and cap agreements covering $4,390.0 million, or approximately 77% of the aggregate fair value of (i) our portfolio that has been financed under repurchase agreements and (ii) payables for securities purchased. We only enter into interest rate swap and cap agreements related to financing for Agency RMBS collateralized by hybrid ARMs and fixed rate mortgage loans. We do not hedge Agency RMBS collateralized by monthly reset ARMs because their interest rates reset monthly and closely in time with the interest rates under the corresponding repurchase agreements.

Our Portfolio

Agency RMBS are residential mortgage pass-through securities, the principal and interest of which is guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Our current portfolio of Agency RMBS is backed by fixed rate mortgages; and hybrid ARMs that typically have a fixed coupon for three, five or seven years, and then pay an adjustable coupon that generally resets annually over a predetermined interest rate index. As of December 31, 2010, our Agency RMBS portfolio consisted of the following:

	Par Amount	Fair Value	Weighted Average
Security Description			Coupon	Months to Reset(1)	Constant Prepayment Rate(2)
	(in thousands)
Agency RMBS collateralized by fixed rate mortgages	$4,419,601	$4,521,648	4.0%	N/A	19.4%
Agency RMBS collateralized by hybrid ARMs	1,737,307	1,788,922	3.4	63.2	18.4

Total Agency RMBS	$6,156,908	$6,310,570

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

We also held $20.5 million of CLOs as of December 31, 2010. The CLOs include non-investment grade and unrated tranches that we acquired in the secondary market and selected primary issuances. Currently all of our investments in this asset class are in CLOs collateralized primarily by corporate leveraged loans and to a lesser extent by corporate debt securities, some of which are non-investment grade. Most of the corporate leveraged loans and corporate debt securities that collateralize the CLOs in which we have invested have an explicit rating from one or more nationally recognized statistical rating agencies. The majority of these leveraged loans and corporate debt securities are considered “non-investment grade” due to their rating of between Ba1 and B3 by Moody’s Investors Services, Inc., or Moody’s, and between BB+ and B- by Standard & Poor’s Ratings Service, or Standard & Poor’s. We have not leveraged, nor do we intend to leverage our investments in CLOs.

Our current investment guidelines require that we seek to dispose of our CLOs at reasonable prices. We are not required, however, to sell these securities. We continue to monitor the market for selling the remaining portion of our CLOs. We disposed of our structured notes during 2010.

Our Manager

We are currently managed and advised by our Manager, which is a joint venture formed in January 2006 between The Cypress Group, or Cypress, and Sharpridge Capital Management, LP, or Sharpridge. All of our executive officers are employees of Sharpridge. Our Manager is responsible for our operations and the performance of all services and activities relating to the management of our assets and operations pursuant to a management agreement with us. Our Manager has entered into sub-advisory agreements with Sharpridge and Cypress, pursuant to which they provide certain advisory services to our Manager in conjunction with our Manager’s service to us.

Sharpridge Capital Management, L.P.

Sharpridge was founded in January 2005 by Kevin E. Grant, our chief executive officer and president, and the chairman of the board of directors. Mr. Grant is the sole member of the general partner of Sharpridge. Sharpridge owns an interest in and serves as the primary sub-advisor to our Manager, overseeing all of our day-to-day operations and actively managing our investment portfolio. As of January 31, 2010, Sharpridge had 11 employees. As of December 31, 2010, Sharpridge had approximately $6,331.0 million of total portfolio assets under management, all of which consisted of our assets.

Prior to founding Sharpridge, Mr. Grant was a senior portfolio manager and a member of the Aggregate Bond Team at Fidelity Investments (“Fidelity”), with direct responsibility for over $25 billion of fixed income assets across 19 separate accounts. At Fidelity, Mr. Grant invested in many types of fixed income investments, ranging from government bonds to below investment grade corporate securities. Over the course of his career at Fidelity, Mr. Grant had responsibility for managing fixed income funds including Fidelity’s Mortgage Securities Fund, Investment Grade Bond Fund, Intermediate Bond Fund, Total Bond Fund and Advisor Mortgage Securities Fund. In addition, Mr. Grant had responsibility for the fixed income component of certain Fidelity balanced funds, including the Strategic Income Fund, Puritan Fund and Fidelity Balanced Fund. Mr. Grant also managed separate accounts for pension plan sponsors, insurance companies and other institutional clients.

The Cypress Group

Cypress, founded in 1994, owns an interest in and serves as a sub-advisor to our Manager. Cypress is a financial sponsor of leveraged buyouts and other private equity transactions for growth-oriented, middle-market companies. Cypress is organized by industry sector, focusing on the financial services, healthcare, consumer, general industrial, automotive, aerospace, media and leisure industries. Since 1989, Cypress professionals have invested over $4 billion of equity capital in 32 separate investments with an aggregate transaction value of over $22 billion. Cypress professionals have led private equity investments in companies including Affinia Group Inc., Catlin Group Limited, Cinemark USA, Inc., Communications & Power Industries, Inc., Cooper-Standard Automotive Inc., Financial Guaranty Insurance Corporation, Illinois Central Corporation, Infinity Broadcasting Corporation, K&F Industries, Inc., Lear Corporation, Loral Corporation, The Meow Mix Company, Montpelier Re Holdings, Ltd., Parisian, Inc., R.P. Scherer Corporation, Scottish Re Group Limited, WESCO International, Inc. and Williams Scotsman, Inc. As of January 31, 2010, Cypress had 6 employees.

The Management Agreement

We are currently a party to a management agreement with our Manager. Pursuant to the management agreement, our Manager is entitled to receive a base management fee, and, in certain circumstances, a termination fee and reimbursement of certain expenses. Such fees and expenses do not have fixed and determinable payments.

The base management fee under our management agreement is payable monthly in arrears in an amount equal to 1/12th of (a) 1.50% of the first $250,000,000 of our net assets, (b) 1.25% of our net assets that are greater than $250,000,000 and less than or equal to $500,000,000, and (c) 1.00% of our net assets that are greater than $500,000,000. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are our officers, receive no cash compensation directly from us. Pursuant to the management agreement, our Manager is also entitled to receive, in certain circumstances, a termination fee and reimbursement of certain expenses. These fees and expenses do not have fixed and determinable payments.

Internalization Plans

As we have raised additional capital since our IPO, our board of directors and management have reviewed and analyzed, and intends to continue to review and analyze, the potential internalization of our management structure with the goal of realizing economies of scale for our operating expenses, more effectively meeting our management and administrative needs and further aligning the interests of those individuals responsible for executing our strategy with the interests of our stockholders. We refer to these potential structural changes as an internalization transaction. If our board of directors determines that an internalization transaction is in the best interests of our stockholders, then we expect that we would proceed with such a transaction. We believe that an internalization transaction would likely be time consuming and complex. We cannot assure you that we will be able to complete an internalization transaction, or when or on what terms it may be completed. Currently, we continue to maintain our relationship with our Manager and its sub-advisors.

Competition

Our success depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring agency securities, we compete with mortgage REITs, mortgage finance and specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities. Our competitors, as well as additional competitors which may emerge in the future, may increase the competition for the acquisition of Agency RMBS, which in turn may result in higher prices and lower yields on assets.

Employees

We do not have any employees. We are managed by our Manager pursuant to the management agreement between our Manager and us. All of our executive officers are employees of Sharpridge. As of January 31, 2011, affiliates of our Manager had 17 employees.

Risk Management

Our board of directors exercises its oversight of risk management in many ways, including through its Risk Management Committee. The Risk Management Committee was established to oversee our senior management’s and our Manager’s risk-related responsibilities, including reviewing management policies and performance against these policies and related benchmarks.

As part of our risk management process, our Manager seeks to actively manage the interest rate, liquidity, prepayment and counterparty risks associated with our Agency RMBS portfolio. Our Manager seeks to mitigate our interest rate risk exposure by entering into various hedging instruments in order to minimize our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs.

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

Our Manager seeks to mitigate our counterparty risk by (i) diversifying our exposure across a broad number of counterparties (ii) limiting our exposure to any one counterparty and (iii) monitoring the financial stability of our counterparties.

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

A significant risk associated with our investment in Agency RMBS is the risk that both long term and short term interest rates will increase significantly. If long term rates were to increase significantly, the market value of our Agency RMBS would decline and the duration and weighted average life of the investments would increase. We could realize a loss if the securities were sold. At the same time, an increase in short term interest rates would increase the amount of interest owed on our repurchase agreements used to finance the purchase of Agency RMBS, which would decrease cash available for distribution to our stockholders.

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

We leverage our portfolio investments in Agency RMBS through borrowings under repurchase agreements. Leverage can enhance our potential returns but can also exacerbate losses. The percentage of leverage will vary depending on our ability to obtain these financing facilities and the lender’s and rating agencies’ estimate of the stability of the portfolio investments’ cash flow. As of December 31, 2010, our portfolio was leveraged (as measured by total liabilities to net assets) approximately 8.3 to 1. Our return on our investments and cash available for distribution to our stockholders may be reduced if market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets acquired, which could adversely affect the price of our common stock. In addition, our debt service payments will reduce cash flow available for distributions to stockholders. We may not be able to meet our debt service obligations. To the extent that we cannot meet our debt service obligations, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations.

Our lenders may require us to provide additional collateral, especially when the market values for our investments decline, which may restrict us from leveraging our assets as fully as desired, and reduce our liquidity, earnings and cash available for distribution to our stockholders.

We currently use repurchase agreements to finance our investments in Agency RMBS. Our repurchase agreements allow the lenders, to varying degrees, to determine a new market value of the collateral to reflect current market conditions. If the market value of the securities pledged or sold by us to a funding source declines in value, we may be required by the lender to provide additional collateral or pay down a portion of the funds advanced on minimal notice, which is known as a margin call. Posting additional collateral will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. Additionally, in order to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations and financial condition, and may impair our ability to maintain our current level of distributions to our stockholders. We receive margin calls from our repurchase agreement counterparties from time to time in the ordinary course of business similar to other entities in the specialty finance business. As of December 31, 2010, we had approximately $423.4 million in Agency RMBS, U.S. Treasury securities, cash and cash equivalents available to satisfy future margin calls. In the event we do not have sufficient liquidity to satisfy these margin calls, lending institutions can accelerate our indebtedness, increase our borrowing rates, liquidate our collateral and terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for protection under the U.S. Bankruptcy Code.

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

The problems faced by Fannie Mae and Freddie Mac resulting in their being placed into federal conservatorship have stirred debate among some federal policy makers regarding the continued role of the U.S. Government in providing liquidity for the residential mortgage market. Following expiration of the current authorization, each of Fannie Mae and Freddie Mac could be dissolved and the U.S. Government could decide to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically, we would not be able to acquire Agency RMBS from these companies, which would drastically reduce the amount and type of Agency RMBS available for investment, which are our primary investments. As of December 31, 2010, 99.7% of our investments had the principal and interest guaranteed by either Fannie Mae, Freddie Mac or Ginnie Mae.

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

As indicated above, recent legislation has changed the relationship between Fannie Mae and Freddie Mac and the U.S. Government and requires Fannie Mae and Freddie Mac to reduce the amount of mortgage loans they own or for which they provide guarantees on Agency RMBS. The effect of the actions taken by the U.S. Government remains uncertain. Furthermore, the scope and nature of the actions that the U.S. Government will ultimately undertake are unknown and will continue to evolve. Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the U.S. Government, and could also nationalize or eliminate these GSEs entirely. Any law affecting these GSEs may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac. As a result, such laws could increase the risk of loss on investments in Fannie Mae and/or Freddie Mac Agency RMBS. It is also possible that such laws could adversely impact the market for such securities and spreads at which they trade. All of the foregoing could materially adversely affect the pricing, supply, liquidity and value of our target assets and otherwise materially adversely affect our business, operations and financial condition.

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

In addition, in February 2009 the U.S. Treasury announced the Homeowner Affordability and Stability Plan, or HASP, which is a multi-faceted plan, intended to prevent residential mortgage foreclosures by, among other things:

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

It is likely that loan modifications would result in increased prepayments on some Agency RMBS. See”—Prepayment rates could negatively affect the value of our Agency RMBS, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders,” for information relating to the impact of prepayments on our business.

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

Our portfolio investments are recorded at fair value based on market quotations from pricing services and broker/dealers. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

All of our current portfolio investments are, and some of our future portfolio investments will be, in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We currently value and will continue to value these investments monthly at fair value as determined in good faith by our Manager based on market quotations from pricing services and brokers/dealers. Because such quotations and valuations are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates, and our determinations of fair value may differ materially from the values that would have been used if a public market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

Our delayed delivery transactions, including “to-be-announced” transactions, or TBAs, subject us to certain risks, including price risks and counterparty risks.

We purchase a substantial portion of our Agency RMBS through delayed delivery transactions, including TBAs. In a delayed delivery transaction, we enter into a forward purchase agreement with a counterparty to purchase either (i) an identified Agency RMBS, or (ii) a to-be-issued (or “to-be-announced”) Agency RMBS with certain terms. As with any forward purchase contract, the value of the underlying Agency RMBS may decrease between the contract date and the settlement date. Furthermore, a transaction counterparty may fail to deliver the underlying Agency RMBS at the settlement date. If any of the above risks were to occur, our financial condition and results of operations may be materially adversely affected.

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

We depend upon the availability of adequate funding and capital for our operations. To maintain our status as a REIT, we are required to distribute at least 90% of our REIT taxable income annually, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders and therefore are not able to retain our earnings for new investments. We cannot assure you that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us. In the event that we cannot obtain sufficient funding and capital on acceptable terms, there may be a negative impact on the value of our common stock and our ability to make distributions to our stockholders, and you may lose part or all of your investment.

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

Our board of directors has the authority to change our investment strategy or asset allocation at any time without notice to or consent from our stockholders. In 2008, our board of directors amended our investment guidelines to require that we invest exclusively in Agency RMBS. In 2010, our board of directors modified our investment guidelines to permit investments in CMOs. To the extent that our investment strategy changes in the future, we may make investments that are different from, and possibly riskier than, the investments described in this annual report on Form 10-K. A change in our investment strategy may increase our exposure to interest rate and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our allocating assets in a different manner than as described in this annual report on Form 10-K.

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

Swaps, caps and certain options and other custom instruments are subject to the risk of non-performance by the counterparty, including risks relating to the creditworthiness of the counterparty. In addition, we also are subject to the risk of the failure of any of the exchanges or clearing houses on which we trade. Subject to maintaining our qualification as a REIT, we may enter into interest rate swaps and caps. Swap and cap agreements can be individually negotiated and structured to include exposure to a variety of different types of investments or market factors. Depending on their structure, swap and cap agreements may increase or decrease exposure to long term or short term interest rates (in the United States or abroad), foreign currency values, mortgage securities, corporate borrowing rates, or other factors such as security prices, baskets of equity securities, or inflation rates. Swap agreements can take many different forms and are known by a variety of names. We are not precluded from any particular form of swap or option agreement if our Manager determines it is consistent with our investment objectives and policies.

Swap and cap agreements tend to shift investment exposure from one type of investment to another. Depending on how they are used, swap and cap agreements may increase or decrease the overall volatility of our portfolio. The most significant factor in the performance of swap agreements is the change in the specific interest rate, currency, individual equity values or other factors that determine the amounts of payments due to and from us. If a swap agreement calls for payments or collateral transfers by us, we must be prepared to make such payments and transfers when due. Additionally, if a counterparty’s creditworthiness declines, the value of swap agreements with the counterparty can be expected to decline, potentially resulting in losses by us.

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

Part of our investment strategy involves entering into derivative contracts that could require us to fund cash payments in the future under certain circumstances, such as the early termination of the derivative agreement caused by any event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the derivative contract. The amount due would be equal to the unrealized loss of the open derivative positions with the respective counterparty and could also include other fees and charges. These potential payments will be contingent liabilities and therefore may not appear on our balance sheet. The economic losses will be reflected in our financial results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time. The need to fund these obligations could adversely impact our financial condition.

Loss of our exemption from regulation under the Investment Company Act would negatively affect the value of shares of our common stock and our ability to distribute cash to our stockholders.

We have operated and intend to continue to operate our business so as to be exempt from registration under the Investment Company Act because we are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” Specifically, we invest and intend to continue to invest so that at least 55% of the assets that we own on an unconsolidated basis consist of qualifying mortgages and other liens and interests in real estate, which are collectively referred to as “qualifying real estate assets,” and so that at least 80% of the assets we own on an unconsolidated basis consist of real estate related assets (including our qualifying real estate assets). We treat Fannie Mae, Freddie Mac and Ginnie Mae whole-pool residential mortgage pass-through securities issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate assets. Although CMOs are real estate related assets, they are not “qualifying real estate assets” for purposes of the Investment Company Act.

If we fail to qualify for this exemption, we could be required to restructure our activities in a manner that, or at a time when, we would not otherwise choose to do so, which could negatively affect the value of shares of our common stock and our ability to make distributions to our stockholders. For example, if the market value of our investments in CLOs, which are not qualifying real estate assets or real estate related assets were to increase by an amount that resulted in less than 80% of our assets being invested in whole-pool Agency RMBS, we might have to sell CLOs in order to maintain our exemption from the Investment Company Act. Also, if the market value of our investments in CMOs, which are not qualifying real estate assets, were to increase by an amount that resulted in less than 55% of our assets being invested in whole-pool Agency RMBS, we might have to sell CMOs in order to maintain our exemption from the Investment Company Act. These sales could occur during adverse market conditions, and we could be forced to accept a price below that which we believe is acceptable.

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

CMOs may be subject to greater risks than whole-pool Agency RMBS.

In March 2010, our board of directors amended our investment guidelines to allow us to invest in CMOs. CMOs are securitizations issued by a government agency or a government sponsored entity that are collateralized by Agency RMBS that are divided into various tranches that have different characteristics (such as different maturities or different coupon payments), and, therefore, may carry greater risk than an investment in whole-pool Agency RMBS. For example, certain CMO tranches, such as interest-only securities, principal-only securities, support securities and securities purchased at a significant premium, are more sensitive to prepayment risks than other tranches or whole-pool Agency RMBS. In addition, the yield on floating rate and inverse floating rate tranches are sensitive to changes in the interest rate index used to calculate the coupon on such classes. If we were to invest in CMO tranches that were more sensitive to prepayment risks relative to other CMO tranches or whole-pool Agency RMBS, we may increase our portfolio-wide prepayment and interest rate risk.

Our investments in subordinated tranches of CLOs may be subject to losses.

We have invested a small portion of our total assets in lower-rated or non-rated deeply subordinated tranches of CLOs collateralized primarily by corporate leveraged loans, and to a lesser extent, by corporate debt securities. In general, losses on a loan or other asset included in a securitization will be borne first by equity support, a cash reserve fund or a letter of credit, if any, and then by the subordinated security holders. In the event of nonpayment on the loan or other asset and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchased. In addition, if the underlying asset portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy payments due on the related CLO, significant losses to us may result. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality securities because the ability of obligors of loans underlying the CLO to make required payments may be impaired. In such event, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these securities.

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

The CLOs in which we have invested may acquire interests in corporate leveraged loans either directly (by way of sale or assignment) or indirectly (by way of participation). The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to the debt obligation; however, its rights can be more restricted than those of the assigning institution. Participation interests in a portion of the debt obligation typically result in a contractual relationship only with the institution participating out the interest, not with the borrower. In purchasing participations, the CLOs in which we have invested generally have no right to enforce compliance by the borrower with the terms of the credit agreement, or any rights of set-off against the borrower, and the CLOs in which we have invested do not directly benefit from the collateral supporting the debt obligation in which it has purchased the participation. As a result, the CLOs in which we invest will assume the credit risk of both the borrower and the institution selling the participation. Default rates on the corporate leveraged loans collateralizing the CLOs in which we have invested increased in 2008, and the respective CLO managers have been unable to seek adequate recourse, which has resulted in a decrease in the value of and income generated by our CLOs. We could experience increased defaults on the loans in our CLOs in the future.

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

The senior management of our Manager evaluates, negotiates, structures, closes and monitors our investments. We depend on the diligence, skill, investment expertise and network of business contacts of the senior management of our Manager and its affiliates. For a description of the senior management team, see Item 10 of this annual report on Form 10-K. Kevin E. Grant is the chief executive officer of our Manager and has extensive experience managing investment portfolios maximizing risk adjusted returns. We are reliant on Mr. Grant’s expertise and his ability to select a highly talented team of senior management professionals to evaluate, negotiate, structure, close and monitor our investments. The loss of Mr. Grant’s services or the services of any of our executive officers could have a material adverse effect on our performance and our ability to effectively monitor our portfolio of assets, source investment opportunities, make investment decisions, or execute our strategy and achieve our investment objectives. We also depend, to a significant extent, on our Manager’s access to the investment professionals and principals of Sharpridge and Cypress and the information and investment sourcing generated by the Sharpridge and Cypress investment professionals in the course of their investment and portfolio management activities. We are also subject to the risk that Sharpridge and/or Cypress will terminate their respective sub-advisory agreements with our Manager and that no suitable replacements will be found to advise our Manager. We can offer no assurance that our Manager will remain our Manager or that we will continue to have access to Sharpridge’s or Cypress’ principals and investment professionals or their information and deal flow.

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

Although our Manager and its affiliates are not permitted to raise, advise or sponsor a new REIT that invests in domestic mortgage-backed securities, or MBS, a portfolio company of any private equity fund controlled by Cypress shall not be deemed to be an affiliate or an entity under common control with our Manager. As a result, any such entity could engage in a business directly in competition with us. If our Manager or its affiliates engages in additional management or investment opportunities that have overlapping objectives with us, our Manager or its affiliates may face conflicts in the allocation of investment opportunities to these other managed entities or investments. As a result of our available liquidity, our investment policies, REIT requirements and other legal restrictions applicable to us and other relevant considerations, it is possible that we may not be given the opportunity to participate in certain investments made by existing or future entities affiliated with our Manager. Additionally, the ability of our Manager and its officers and employees to engage in other business activities may reduce the time our Manager spends managing us. In addition, we may compete, directly or indirectly, with other accounts or pools of capital affiliated or managed by Cypress and/or Sharpridge for access to Cypress and Sharpridge’s resources and investment opportunities, which may reduce investment opportunities available to us.

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

The initial term of the management agreement expired on December 31, 2008, and it has been automatically renewed each year for a one-year term currently that will expire on December 31, 2011. Going forward, the management agreement will be automatically renewed for a one-year term each anniversary date thereafter unless notice of non-renewal is given to us by our Manager. Our independent directors will review our Manager’s performance annually and the management agreement may be terminated upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a majority of the outstanding shares of our common stock, based upon:

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

Our charter permits our board of directors to issue common or preferred stock with terms that may discourage a third party from acquiring us. Our charter permits our board of directors to amend our charter, without approval of our stockholders, to increase the total number of authorized shares of stock or the number of shares of any class or series, and to cause the issuance of common or preferred stock, having preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, or terms or conditions of redemption as determined by our board of directors. Thus, our board of directors could authorize the issuance of common or preferred stock with terms and conditions that could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our shares might receive a premium for their shares over the then-prevailing market price of our shares.

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

Until such time as we seek and receive a favorable private letter ruling from the Internal Revenue Service, or the IRS, or we are advised by counsel that TBAs should be treated as qualifying assets for purposes of the 75% asset test, we will limit our investment in TBAs and any non-qualifying assets to no more than 25% of our assets at the end of any calendar quarter. Further, until such time as we seek and receive a favorable private letter ruling from the IRS or we are advised by counsel that income and gains from the disposition of TBAs should be treated as qualifying income for purposes of the 75% gross income test, we will limit our gains from dispositions of TBAs and any non-qualifying income to no more than 25% of our gross income for each calendar year. Accordingly, our ability to purchase Agency RMBS through TBAs and to dispose of TBAs, through dollar roll transactions or otherwise, could be limited.

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

Our taxable income may substantially exceed our net income as determined based on GAAP because, for example, realized capital losses will be deducted in determining our GAAP net income, but may not be deductible in computing our taxable income. In addition, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, referred to as phantom income. Although some types of phantom income are excluded in determining the 90% distribution requirement, we will incur corporate income tax and the 4% nondeductible excise tax with respect to any phantom income items if we do not distribute those items on an annual basis. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year. In that event, we may be required to use cash reserves, incur debt or liquidate non-cash assets at rates or times that we regard as unfavorable in order to satisfy the distribution requirement and to avoid federal corporate income tax and the 4% nondeductible excise tax in that year.

We may satisfy the 90% distribution test with taxable distributions of our stock or debt securities. Pursuant to Revenue Procedure 2010-12 (“Revenue Procedure”), the IRS has indicated that it will treat distributions from certain publicly traded REITs that are paid part in cash and part in stock as dividends that would satisfy the REIT’s annual distribution requirements and qualify for the dividends paid deduction for federal income tax purposes. In order to qualify for such treatment, the Revenue Procedure requires that at least 10% of the total distribution be payable in cash and that each stockholder have a right to elect to receive its entire distribution in cash. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a proportionate share of the cash to be distributed (although no stockholder electing to receive cash may receive less than 10% of such stockholder’s distribution in cash). This Revenue Procedure applies to distributions declared on or before December 31, 2012 with respect to taxable years ending on or before December 31, 2011. Although we have no current intention of paying dividends in our own stock, if in the future we choose to pay dividends in our own stock, our stockholders may be required to pay tax in excess of the cash that they receive.

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

Withholding tax may apply to our dividends and proceeds of sales in respect of our common stock after December 31, 2012.

For payments made after December 31, 2012, United States federal withholding tax at a 30% rate will apply to payments of dividends and gross proceeds from sales of our stock made to foreign financial institutions (and certain of their affiliates) unless the payee foreign financial institution agrees, among other things, to disclose the identity of certain United States persons and United States owned foreign entities with accounts at the institution (or the institution’s affiliates) and to annually report certain information about such accounts. The withholding tax also will apply to payments of dividends and gross proceeds of sales to certain foreign entities that do not disclose the name, address and taxpayer identification number of any substantial United States owners (or certify that they do not have any substantial United States owners). Thus, if a stockholder holds our shares through a foreign financial institution or foreign corporation or trust, dividends and gross proceeds of sales made after December 31, 2012 may be subject to a 30% withholding tax. Stockholders that are not United States persons may be subject to withholding tax on our dividends under current law.

The taxation of corporate dividends may adversely affect the value of our stock.

Legislation enacted in 2003, 2006 and 2010, among other things, generally reduces to 15% the maximum marginal rate of tax payable by taxpayers taxed at individual rates on dividends received from a regular C corporation until January 1, 2013. This reduced tax rate, however, will not apply to dividends paid by a REIT on its stock, except for certain limited amounts. While the earnings of a REIT that are distributed to its stockholders generally will still be subject to less federal income taxation than earnings of a non-REIT C corporation that are distributed to its stockholders net of corporate-level income tax, this legislation could cause taxpayers taxed at individual rates to view the stock of regular C corporations as more attractive relative to the stock of a REIT than was the case prior to the enactment of the legislation, because the dividends from regular C corporations will generally be taxed at a lower rate while dividends from REITs will generally be taxed at the same rate as the investor’s other ordinary income. We cannot predict what effect, if any, this legislation may have on the value of the stock of REITs in general or on the value of our common stock in particular, either in terms of price or relative to other investments.

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

We may lose our REIT qualification or be subject to a penalty tax if the IRS, successfully challenges our characterization of income from our investments in subordinated tranches of CLOs issued by foreign corporations.

We likely will be required to include in our income, even without the receipt of actual distributions, earnings from our investment in the subordinated tranches of CLOs and issued by foreign corporations. We intend to treat certain of these income inclusions as qualifying income for purposes of the 95% gross income test but not the 75% gross income test. The provisions that set forth what income is qualifying income for purposes of the 95% gross income test provide that gross income derived from dividends, interest and certain other enumerated classes of passive income qualify for purposes of the 95% gross income test. Income inclusions from equity investments in foreign corporations are technically neither actual dividends nor any of the other enumerated categories of income specified in the 95% gross income test for U.S. federal income tax purposes, and there is no other clear precedent with respect to the qualification of such income. However, based on advice of counsel, we intend to treat such income inclusions as qualifying income for purposes of the 95% gross income test. Nevertheless, because this income does not meet the literal requirements of the REIT provisions, it is possible that the IRS could successfully take the position that such income is not qualifying income. In the event that such income was determined not to qualify for the 95% gross income test, we would be subject to a penalty tax with respect to such income to the extent it and our other non-qualifying income exceeds 5% of our gross income or we could fail to qualify as a REIT. In addition, if such income was determined not to qualify for the 95% gross income test, we would need to invest in sufficient qualifying assets, or sell some of our interests in other foreign corporations, to ensure that the income recognized by us from our investment in the subordinated tranches of CLOs issued by foreign corporations does not exceed 5% of our gross income, or we would cease to qualify as a REIT. We currently intend that income inclusions from our investment in subordinated tranches of CLOs issued by foreign corporations together with any non-qualifying income will not exceed 5% of our gross income; however, no assurance can be given that this will not change in the future.

If the CLO issuers in which we have invested are subject to federal income tax at the entity level, it would greatly reduce the amounts those entities would have available to pay their creditors and to distribute to us.

We have invested in subordinated tranches of CLOs which are treated as equity for federal income tax purposes. The CLO issuers in which we have invested will be treated as corporations for federal income tax purposes. The CLO issuers are organized in foreign countries. There is a specific exemption from federal income tax for non-U.S. corporations that restrict their activities in the United States to trading stock and securities (or any activity closely related thereto) for their own account whether such trading (or such other activity) is conducted by the corporation or its employees or through a resident broker, commission agent, custodian or other agent. We expect that the CLO issuers in which we have invested will rely on that exemption or otherwise operate in a manner so that they will not be subject to federal income tax on their net income at the entity level. If the IRS were to succeed in challenging that tax treatment, it could greatly reduce the amount that those CLO issuers would have available to pay to their creditors and to distribute to us.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets. Any of these taxes would decrease cash available for distribution to our stockholders.

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

We do not own any properties. Our offices are located in leased space at 437 Madison Avenue, Floor 33, New York, New York 10022 and the telephone number of our offices is (212) 612-3210. The offices of our Manager and The Cypress Group are at the same location. Sharpridge Capital Management, L.P. is located at 890 Winter Street, Suite 200, Waltham, Massachusetts, 02451. As part of our management agreement, our Manager is responsible for providing offices necessary for all operations, and accordingly, all lease responsibilities belong to our Manager.

Item 3.	Legal Proceedings

Neither we, nor our Manager are currently subject to any material legal proceedings.

Item 4.	[Removed and Reserved.]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed and is traded on the New York Stock Exchange (“NYSE”) under the symbol “CYS” since June 12, 2009. The following table presents the high and low sales prices for our common stock as reported by the NYSE for the period from June 12, 2009 to December 31, 2010.

	High	Low
Period from June 12, 2009 to June 30, 2009	$12.10	$11.00
Quarter Ended September 30, 2009	14.89	11.80
Quarter Ended December 31, 2009	14.29	12.77
Quarter Ended March 31, 2010	13.85	12.69
Quarter Ended June 30, 2010	14.57	5.00
Quarter Ended September 30, 2010	14.25	12.30
Quarter Ended December 31, 2010	14.07	12.46

The per-share closing price for our common stock, as reported by the NYSE on February 4, 2011, was $12.74.

Holders of Our Common Stock

As of January 31, 2011, there were approximately 69 record holders of our common stock, including shares held in “street name” by nominees who are record holders.

Dividends

We intend to continue to pay quarterly dividends to holders of shares of common stock. Future dividends will be at the discretion of the board of directors and will depend on our earnings and financial condition, maintenance of our REIT qualification, restrictions on making distributions under Maryland law and such other factors as our board of directors deems relevant. For 2010, the Company paid $2.35 in cash per share of common stock in dividends of which 42% represented ordinary income, 3% represented capital gain and 55% represented return of capital, for tax purposes. The following table sets forth, for the periods indicated, the dividends declared per share of common stock.

Common Dividends Declared Per Share
January 1, 2009 to March 31, 2009	$—
April 1, 2009 to June 30, 2009	$1.20
July 1, 2009 to September 30, 2009	$0.35
October 1, 2009 to December 31, 2009	$0.55
January 1, 2010 to March 31, 2010	$0.55
April 1, 2010 to June 30, 2010	$0.60
July 1, 2010 to September 30, 2010	$0.60
October 1, 2010 to December 31, 2010	$0.60

Performance Graph

The following graph provides a comparison of the cumulative total return on our common stock from June 12, 2009 to the NYSE closing price per share on December 31, 2010 with the cumulative total return on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”) and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT Index (the “FTSE NAREIT MREIT Index”). Total return values were calculated assuming a $100 investment on June 12, 2009 with reinvestment of all dividends in (i) the common stock, (ii) the S&P 500 and (iii) the FTSE NAREIT MREIT Index.

The actual returns shown on the graph above are as follows:

	06/12/09	06/30/09	09/30/09	12/31/09	03/31/10	06/30/10	09/30/10	12/31/10
Cypress Sharpridge Investments, Inc.	$100.00	$103.03	$122.94	$120.03	$123.72	$122.07	$134.47	$142.15
S&P 500 Total Return	100.00	97.23	112.40	119.19	125.61	111.26	123.82	137.14
FTSE NAREIT MREIT	100.00	106.79	128.66	127.06	130.12	131.89	141.80	155.76

Item 6.	Selected Financial Data

The following table presents selected historical financial and operating information. The selected historical income statement and balance sheet data presented below as of December 31, 2010, 2009, 2008, 2007 and 2006, for the years ended December 31, 2010, 2009, 2008 and 2007 and for the period from February 10, 2006 (commencement of operations) to December 31, 2006, has been derived from our audited financial statements. Because we only operated our business for a portion of the year ended December 31, 2006, we do not believe that a comparison of our operating results for the years ended December 31, 2010, 2009, 2008 and 2007 to the period from February 10, 2006 (commencement of operations) to December 31, 2006 is indicative of the trends in our performance. The “Key Portfolio Statistics” have been derived from our underlying books and records.

The information presented below is only a summary and does not provide all of the information contained in our historical financial statements, including the related notes. You should read it in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our historical financial statements, including the related notes. The per share amounts in the chart below have been adjusted to reflect the three-for-one reverse stock split effective May 28, 2008.

	Year Ended December 31,
	2010	2009	2008		2007	2006*
Income Statement Data:
Investment income—Interest income
Interest Income—Agency RMBS	$72,703,350	$44,060,342	$48,997,293		$129,505,620	$45,184,854
Interest Income—CLOs, Structured Notes & Cash Equivalents	2,835,607	1,465,807	6,478,529		6,079,522	2,882,851

Total interest income	75,538,957	45,526,149	55,475,822		135,585,142	48,067,705

EXPENSES:
Interest expense	5,055,584	4,461,432	23,980,836		112,995,775	38,716,966
Operating expenses	10,461,098	7,013,669	7,747,884		5,246,895	3,637,531

Total expenses	15,516,682	11,475,101	31,728,720		118,242,670	42,354,497

Net investment income	60,022,275	34,051,048	23,747,102		17,342,472	5,713,208

Net gain (loss) from investments	1,282,932	39,513,017	(34,360,594)		(19,725,349)	(5,752,421)

GAINS AND (LOSSES) FROM SWAP AND CAP CONTRACTS:
Net swap and cap interest income (expense)	(18,563,320)	(7,623,821)	(6,945,012)		3,001,870	75,267
Net gain (loss) on termination of swap contracts	(36,925,072)	(10,804,123)	(35,118,468)		(3,432,742)	64,733
Net unrealized appreciation (depreciation) on swap and cap contracts	16,573,541	8,709,674	13,504,523		(26,873,523)	865,480

Net gain (loss) from swap and cap contracts	(38,914,851)	(9,718,270)	(28,558,957)		(27,304,395)	1,005,480

NET INCOME (LOSS)	$22,390,356	$63,845,795	$(39,172,449)		$(29,687,272)	$966,267

Net income (loss) per common share (diluted)	$0.73	$4.75	$(5.50)		$(4.68)	$0.24
Distributions per common share	$2.35	$2.10	$1.32		$3.00	$1.98

Key Portfolio Statistics**
Average Agency RMBS(1)	$2,080,888,734	$992,329,669	$897,714,150		$2,147,699,675	$890,543,418
Average repurchase agreements	1,765,953,105	847,359,432	796,027,700		2,044,976,836	832,746,432
Average net assets	390,906,564	178,411,354	110,261,494		163,990,080	83,355,831
Average yield on Agency RMBS(2)	3.49%	4.44%	5.46%		6.03%	5.72%
Average cost of funds and hedge(3)	1.34%	1.43%	3.89%		5.38%	5.23%
Interest rate spread net of hedge(4)	2.15%	3.01%	1.57%		0.65%	0.49%
Operating expense ratio(5)	2.68%	3.93%	7.03	%***	3.20%	4.90%
Leverage ratio (at period end)(6)	8.3:1	6.6:1	6.1:1		13.3:1	12.8:1

(1)	Our average Agency RMBS for the period was calculated by averaging the cost basis of our settled Agency RMBS during the period.

(2)	Our average yield on Agency RMBS for the period was calculated by dividing our interest income from Agency RMBS by our average Agency RMBS.
(3)

Our average cost of funds and hedge for the period was calculated by dividing our total interest expense, including our net swap and cap interest income (expense), by our average repurchase agreements.

(4)	Our interest rate spread net of hedge for the period was calculated by subtracting our average cost of funds and hedge from our average yield on Agency RMBS.
(5)	Our operating expense ratio is calculated by dividing operating expenses by average net assets.
(6)	Our leverage ratio was calculated by dividing total liabilities by net assets.
*	For the period from February 10, 2006 (commencement of operations) to December 31, 2006.
**	All percentages are annualized.
***	Includes expensing offering costs, a non-recurring expense, which amounted to $2,274,362, or 2.06% of average net assets.

	As of December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash and cash equivalents	$1,510,378	$1,889,667	$7,156,140	$122,254	$984,498
Total assets	6,389,267,228	1,866,196,296	702,445,559	1,884,409,297	2,491,807,479
Repurchase agreements	3,443,843,294	1,372,707,572	587,485,241	1,337,613,863	2,306,318,000
Net assets	690,339,317	244,290,982	98,800,849	132,146,036	180,300,933
Net assets per common share	$11.59	$13.02	$12.89	$19.75	$26.97

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report.

Overview

We are a specialty finance company created with the objective of achieving consistent risk-adjusted investment income. We seek to achieve this objective by investing, on a leveraged basis in Agency RMBS. In addition, our investment guidelines permit investments in CMOs, although we had not invested in any CMOs as of December 31, 2010. We are currently managed by Cypress Sharpridge Advisors LLC, a joint venture between affiliates of The Cypress Group and Sharpridge Capital Management, L.P.

We earn income from our investment portfolio, and we use leverage to seek to enhance our returns. Our income is generated primarily from the difference, or net spread, between the interest income we earn on our investment portfolio and the cost of our borrowings and hedging activities. The amount of income we earn on our investments depends in part on our ability to control our financing costs, which comprise a significant portion of our operating expenses. Although we leverage our portfolio investments in Agency RMBS to seek to enhance our potential returns, leverage also may exacerbate losses.

While we use hedging to mitigate some of our interest rate risk, we do not hedge all of our exposure to changes in interest rates. This is because there are practical limitations on our ability to insulate our portfolio from all potential negative consequences associated with changes in short term interest rates in a manner that will allow us to seek attractive spreads on our portfolio.

In addition to investing in issued pools of Agency RMBS, we regularly utilize delayed delivery transactions, including forward-settling purchases of Agency RMBS where the pool is “to-be-announced”, or TBAs. Pursuant to these TBA transactions, we agree to purchase, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. For our other delayed delivery transactions, we agree to purchase, for future delivery, Agency RMBS; however, unlike our TBAs, these delayed delivery transactions reference an identified Agency RMBS.

We commenced operations in February 2006 and completed an initial public offering of our common stock in June 2009. During 2010, we completed three public offerings raising a total of approximately $481.1 million in net proceeds. In addition, during 2010 we raised approximately $8.0 million in net proceeds pursuant to our dividend reinvestment and direct stock purchase plan.

We have elected to be taxed as a REIT and have complied, and intend to continue to comply, with the provisions of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), with respect thereto. Accordingly, we do not expect to be subject to federal income tax on our REIT taxable income that we currently distribute to our stockholders if certain asset, income and ownership tests and recordkeeping requirements are fulfilled. Even if we maintain our qualification as a REIT, we may be subject to some federal, state and local taxes on our income.

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

Trends and Recent Market Impacts

The following trends and recent market impacts may also affect our business:

Interest Rates and Liquidity

Currently the U.S. economy appears to be in a weak recovery with little or no broad inflationary pressures. As a result, the U.S. Federal Funds Target Rate has remained at 0 – 0.25%, with no change since mid-December 2008. Since mid-December 2008, 30-Day LIBOR has also remained low, though the rate has increased from 0.23% at December 31, 2009 to 0.26% at December 31, 2010. The availability of repurchase agreement financing is stable with interest rates near 0.30%, although these rates have slightly decoupled from 30-Day LIBOR with which they have generally been correlated. The following table shows 30-Day LIBOR, 3-Month LIBOR and the U.S. Federal Funds Target Rate at the end of each respective fiscal quarter:

Date	30-Day LIBOR	3-Month LIBOR	Federal Funds Target Rate
December 31, 2010	0.261%	0.303%	0.25%
September 30, 2010	0.256%	0.290%	0.25%
June 30, 2010	0.348%	0.534%	0.25%
March 31, 2010	0.249%	0.292%	0.25%
December 31, 2009	0.231%	0.251%	0.25%
September 30, 2009	0.246%	0.287%	0.25%
June 30, 2009	0.309%	0.595%	0.25%
March 31, 2009	0.501%	1.192%	0.25%
December 31, 2008	0.436%	1.425%	0.25%

Source: Bloomberg

Longer-term interest rates fell sharply in 2010. Rates on three-year interest rate swaps, currently one of our primary hedging vehicles, decreased by 78 basis points during the year ended December 31, 2010, from 2.06% to 1.28%; however these rates have increased in recent months, moving from a low of 0.73% at October 31, 2010 to 1.28% at December 31, 2010. Meanwhile, 3-Month LIBOR, which is the rate used to calculate the interest payments we receive on interest rate swaps and interest rate caps, if any, also increased during the year ended December 31, 2010 by five basis points, ending the year at 0.303%.

During 2010 yields on Agency RMBS fell to their lowest levels in more than a year, with prices reaching record highs. While the yield on a par-priced Fannie Mae Agency RMBS backed by 30-year fixed-rate mortgage loans rose by 63 basis points over the year ended March 31, 2010, by September 30, 2010 the yield had fallen by 113 basis points to 3.39%. However, yields rose during the last three months of 2010 with a par-priced Fannie Mae Agency RMBS backed by 30-year fixed-rate mortgage loans yielding 4.13% at December 31, 2010.

During the year ended December 31, 2010, yields on U.S. Treasury securities fell with the yield on five-year U.S. Treasury notes falling by 67 basis points, while at the same time market prices of Agency RMBS rose. The following table illustrates this situation by comparing market levels for two benchmark securities, the yield on five-year U.S. Treasury Notes and the price of 15-year Fannie Mae 4.5% Agency RMBS:

Date	Five-Year U.S. Treasury Note	Market Prices of 15-Year Fannie Mae 4.5% Agency RMBS
December 31, 2010	2.01%	$104.797
September 30, 2010	1.26%	$105.203
June 30, 2010	1.77%	$105.484
March 31, 2010	2.54%	$103.672
December 31, 2009	2.68%	$102.984
September 30, 2009	2.31%	$103.547
June 30, 2009	2.56%	$101.984
March 31, 2009	1.66%	$102.984
December 31, 2008	1.55%	$101.984

Source: Bloomberg

One of the main factors impacting market prices during 2009 and the first three months of 2010 was the U.S. Federal Reserve’s program to purchase Agency RMBS, which commenced in January 2009 and was terminated on March 31, 2010. In total, $1.25 trillion of Agency RMBS was purchased. The market expectation was that when this program terminated, the demand for these securities would decrease and likely reduce the market price for Agency RMBS. However, we continue to see strong demand as these securities remain desirable assets in the current economic environment.

In November 2010 the U.S. Federal Reserve announced a program to purchase an additional $600 billion of longer-term Treasury securities by the end of the second quarter of 2011, a pace of about $75 billion per month. One of the effects of this program may be to increase the price of Agency RMBS, which may also decrease our net interest margin. Once the program is terminated it may cause a decrease in demand for these securities, which likely would reduce their market price.

Prepayment Rates and Loan Buy-back Programs

In early March 2010, both Freddie Mac and Fannie Mae announced they would purchase from the pools of mortgage loans underlying their RMBS all mortgage loans that are more than 120 days delinquent. The impact of these programs thus far is reflected in the constant prepayment rate, or CPR, of our portfolio. Because a substantial portion of our portfolio consists of Agency RMBS backed by 15 year fixed-rate mortgage loans, which have low delinquency rates, these programs have not caused a significant increase in the CPR of our portfolio.

During the year ended December 31, 2010, the prepayment rates changed primarily in line with the delinquent loan purchase programs described above. During 2009, prepayment rates on Agency RMBS increased slightly by the end of the year. The following table shows the prepayment rates for Agency RMBS backed by 30 year fixed rate mortgages:

	Jan-09	Feb-09	Mar-09	Apr-09	May-09	Jun-09	Jul-09	Aug-09	Sep-09	Oct-09	Nov-09	Dec-09
Fannie Mae	16.4%	22.2%	21.7%	21.4%	23.4%	22.6%	18.3%	15.0%	13.7%	15.7%	14.9%	18.5%
Freddie Mac	17.3	24.5	24.1	23.8	24.8	24.4	19.3	13.9	12.5	14.2	15.7	18.2
Ginnie Mae	23.8	24.4	25.6	28.2	29.6	24.0	19.5	17.5	20.7	21.0	23.2	29.0

	Jan-10	Feb-10	Mar-10	Apr-10	May-10	Jun-10	Jul-10	Aug-10	Sep-10	Oct-10	Nov-10	Dec-10
Fannie Mae	15.7%	14.9%	27.7%	29.0%	27.0%	17.8%	18.8%	23.7%	25.0%	25.7%	27.2%	25.9%
Freddie Mac	14.7	40.8	18.2	16.7	14.7	17.4	19.7	25.8	28.0	28.7	30.8	28.6
Ginnie Mae	13.8	14.8	13.4	11.8	13.1	13.0	18.4	19.5	19.5	19.5	19.6	19.1

Recent Government Activity

Certain programs initiated by the U.S. Government, through the FHA and the FDIC, to provide homeowners with assistance in avoiding residential mortgage loan foreclosures are currently in effect. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. One such program is the Hope for Homeowners program, which is effective from October 1, 2008 through September 30, 2011 and will enable certain distressed borrowers to refinance their mortgages into FHA-insured loans. In addition, in February 2009, the U.S. Treasury announced the Homeowner Affordability and Stability Plan (“HASP”), which is a multi-faceted plan that also is intended to prevent residential mortgage foreclosures.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Act. This legislation aims to restore responsibility and accountability to the financial system. It is unclear how this legislation may impact the borrowing environment, investing environment for Agency RMBS and interest rate swaps and other derivatives as much of the Act’s implementation has not yet been defined by the regulators.

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

Financial Condition

As of December 31, 2010, 2009 and 2008, the Agency RMBS in our portfolio were purchased at a net premium to their par value, with a weighted-average amortized cost of $102.5, $101.4 and $101.4, respectively, due to the average interest rates on these investments being higher than prevailing market rates. As of December 31, 2010, 2009 and 2008, we had approximately $152.7, $25.0 million and $10.0 million, respectively, of unamortized premium included in the cost basis of our investments.

As of December 31, 2010, 2009 and 2008, our Agency RMBS portfolio consisted of the following assets:

December 31, 2010

	Par Amount	Fair Value	Weighted Average
Security Description			Coupon	Months to Reset(1)	Constant Prepayment Rate(2)
	(in thousands)
Agency RMBS collateralized by fixed rate mortgages	$4,419,601	$4,521,648	4.0%	N/A	19.4%
Agency RMBS collateralized by hybrid ARMs	1,737,307	1,788,922	3.4	63.2	18.4

Total Agency RMBS	$6,156,908	$6,310,570

December 31, 2009
	Par Amount	Fair Value	Weighted Average
Security Description			Coupon	Months to Reset(1)	Constant Prepayment Rate(2)
	(in thousands)
Agency RMBS collateralized by hybrid ARMs	$565,396	$586,834	4.5%	46.8	23.4%
Agency RMBS collateralized by short-reset hybrid ARMs(3)	263,728	275,717	4.5	13.3	19.0
Agency RMBS collateralized by monthly reset ARMs	140,226	145,134	3.0	1	11.2
Agency RMBS collateralized by fixed rate mortgages	814,716	836,126	4.5	N/A	9.0

Total Agency RMBS	$1,784,066	$1,843,811

December 31, 2008
	Par Amount	Fair Value	Weighted Average
Security Description			Coupon	Months to Reset(1)	Constant Prepayment Rate(2)
	(in thousands)
Agency RMBS collateralized by hybrid ARMs	$332,468	$341,132	5.7%	42.2	10.6%
Agency RMBS collateralized by short-reset hybrid ARMs(3)	8,723	8,785	4.6	4.0	18.3
Agency RMBS collateralized by monthly reset ARMs	154,575	153,609	4.7	1	5.5
Agency RMBS collateralized by fixed rate mortgages	176,566	182,040	5.8	N/A	6.6

Total Agency RMBS	$672,332	$685,566

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

Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of December 31, 2010, 2009 and 2008, the average final contractual maturity of the mortgage portfolio is in year 2031, 2031 and 2035, respectively.

The average expected life of our Agency RMBS reflects the estimated average period of time the securities in the portfolio will remain outstanding. The average expected lives of our Agency RMBS do not exceed five years, based upon prepayment models obtained through subscription-based financial information service providers. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, the mortgage rate of the outstanding loan, loan age, margin and volatility. The actual lives of the Agency RMBS in our investment portfolio could be longer or shorter than those estimates depending on the actual prepayment rates experienced over the lives of the applicable securities. As of December 31, 2010, 2009 and 2008 we had CLOs with a fair value of $20.5 million, $9.2 million and $4.3 million, respectively. We disposed of our structured notes during 2010.

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

At December 31, 2010, we were a party to 12 interest rate swaps and three interest rate caps (whereby we will receive interest payments when three-month LIBOR exceeds the cap rate) with maturities between May 2013 and November 2015 with an aggregate notional amount of $4,390.0 million and a fair value of approximately $30.3 million. At December 31, 2009, we were a party to four interest rate swaps with maturities between April 2012 and November 2013 with an aggregate notional amount of $740.0 million and a fair value of approximately $(3.8) million. At December 31, 2008, we were a party to one interest rate swap with a maturity of May 2010 with an aggregate notional amount of $240.0 million and a fair value of approximately $(12.5) million. As of December 31, 2010, 2009 and 2008, the weighted average fixed rate on our interest rate swaps was 1.354%, 2.034% and 5.164%, respectively. As of December 31, 2010 the weighted average cap rate on our interest rate caps was 1.593%. We did not hold any interest rate caps as of December 31, 2009 and 2008.

The current fair value of interest rate swaps and caps is heavily dependent on the current market fixed rate, the corresponding term structure of floating rates (known as the yield curve) as well as the expectation of changes in future floating rates. As expectations of future floating rates change, the fair value of interest rate swaps changes.

Liabilities

We have entered into repurchase agreements to finance some of our purchases of Agency RMBS. These agreements are secured by our Agency RMBS and bear interest at rates that have historically moved in close relationship to LIBOR. At December 31, 2010, we had approximately $3,443.8 million of liabilities pursuant to repurchase agreements with 20 counterparties that had weighted-average interest rates of approximately 0.32%, and maturities of between seven and 80 days. In addition, as of December 31, 2010 we had approximately $2,234.4 million in payables for securities purchased, a portion of which will be financed through repurchase agreements. Because we measure leverage as total liabilities divided by net assets, the approximately $2,234.4 million payable for securities purchased is included in our December 31, 2010 leverage ratio of 8.3 to 1. At December 31, 2009, we had approximately $1,372.7 million of liabilities pursuant to repurchase agreements with 16 counterparties that had weighted-average interest rates of approximately 0.28%, and maturities of between four and 68 days. In addition, as of December 31, 2009 we had approximately $229.8 million in payables for securities purchased, a portion of which was financed through repurchase agreements, which was included in our December 31, 2009 leverage ratio of 6.6 to 1. At December 31, 2008, we had approximately $587.5 million of liabilities pursuant to repurchase agreements with six counterparties that had weighted-average interest rates of approximately 2.44%, and maturities of between two and 20 days.

Below is a summary of our payable for securities purchased as of December 31, 2010 and 2009. We did not have any payable for securities purchased at December 31, 2008.

December 31, 2010

Forward Settling Purchases	Settle Date	Par Value	Payable
FNMA—15 Year 3.5% Fixed	1/19/2011	$150,000,000	$154,621,875
FNMA—15 Year 4.0% Fixed	1/19/2011	31,095,699	32,008,162
FNMA—30 Year 3.25% Hybrid ARM	1/25/2011	49,645,982	51,432,879
FNMA—30 Year 5.5% Fixed	2/10/2011	200,000,000	212,556,250
FNMA—15 Year 3.5% Fixed	2/15/2011	550,000,000	563,951,736
FNMA—15 Year 4.0% Fixed	2/15/2011	100,000,000	103,835,243
FNMA—15 Year 4.5% Fixed	2/15/2011	300,000,000	313,626,563
FNMA—15 Year 3.5% Fixed	3/16/2011	150,000,000	150,933,594
FHLMC—15 Year 3.5% Fixed	3/16/2011	200,000,000	200,260,417
FNMA—15 Year 3.5% Fixed	4/18/2011	400,000,000	399,661,112
FNMA—15 Year 4.0% Fixed	4/18/2011	50,444,143	51,512,841

		$2,181,185,824	$2,234,400,672

December 31, 2009

Forward Settling Purchases	Settle Date	Par Value	Payable
FNMA—15 Year 4.0% Fixed	1/19/2010	$75,000,000	$76,439,088
GNMA—30 Year 4.0% Hybrid ARM	1/25/2010	25,000,000	25,541,301
FNMA—15 Year 4.5% Fixed	2/17/2010	75,000,000	77,118,775
FNMA—15 Year 4.0% Fixed	3/16/2010	50,000,000	50,739,608

		$225,000,000	$229,838,772

Results of Operations

	Year Ended December 31,
	2010	2009	2008
Income Statement Data:
Investment income—Interest income
Interest Income—Agency RMBS	$72,703,350	$44,060,342	$48,997,293
Interest Income—CLOs, Structured Notes & Cash Equivalents	2,835,607	1,465,807	6,478,529

Total interest income	75,538,957	45,526,149	55,475,822

EXPENSES:
Interest expense	5,055,584	4,461,432	23,980,836
Operating expenses	10,461,098	7,013,669	7,747,884

Total expenses	15,516,682	11,475,101	31,728,720

Net investment income	60,022,275	34,051,048	23,747,102

Net gain (loss) from investments	1,282,932	39,513,017	(34,360,594)

GAINS AND (LOSSES) FROM SWAP AND CAP CONTRACTS:
Net swap and cap interest income (expense)	(18,563,320)	(7,623,821)	(6,945,012)
Net gain (loss) on termination of swap contracts	(36,925,072)	(10,804,123)	(35,118,468)
Net unrealized appreciation (depreciation) on swap and cap contracts	16,573,541	8,709,674	13,504,523

Net gain (loss) from swap and cap contracts	(38,914,851)	(9,718,270)	(28,558,957)

NET INCOME (LOSS)	$22,390,356	$63,845,795	$(39,172,449)

Net income (loss) per common share (diluted)	$0.73	$4.75	$(5.50)
Distributions per common share	$2.35	$2.10	$1.32

Key Portfolio Statistics
Average Agency RMBS(1)	$2,080,888,734	$992,329,669	$897,714,150
Average repurchase agreements	1,765,953,105	847,359,432	796,027,700
Average net assets	390,906,564	178,411,354	110,261,494
Average yield on Agency RMBS(2)	3.49%	4.44%	5.46%
Average cost of funds and hedge(3)	1.34%	1.43%	3.89%
Interest rate spread net of hedge(4)	2.15%	3.01%	1.57%
Operating expense ratio(5)	2.68%	3.93%	7.03%*
Leverage ratio (at period end)(6)	8.3:1	6.6:1	6.1:1

(1)	Our average Agency RMBS for the period was calculated by averaging the cost basis of our settled Agency RMBS during the period.
(2)	Our average yield on Agency RMBS for the period was calculated by dividing our interest income from Agency RMBS by our average Agency RMBS.
(3)

Our average cost of funds and hedge for the period was calculated by dividing our total interest expense, including our net swap and cap interest income (expense), by our average repurchase agreements.

(4)	Our interest rate spread net of hedge for the period was calculated by subtracting our average cost of funds and hedge from our average yield on Agency RMBS.
(5)	Our operating expense ratio is calculated by dividing operating expenses by average net assets.
(6)	Our leverage ratio was calculated by dividing total liabilities by net assets.
*	Includes expensing offering costs, a non-recurring expense, which amounted to $2,274,362, or 2.06% of average net assets.

Core Earnings

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

	Years Ended December 31,
	2010	2009	2008
Non-GAAP Reconciliation:
NET INCOME (LOSS)	$22,390,356	$63,845,795	$(39,172,449)
Net (gain) loss from investments	(1,282,932)	(39,513,017)	34,360,594
Net (gain) loss on termination of swap contracts	36,925,072	10,804,123	35,118,468
Net unrealized (appreciation) depreciation on swap and cap contracts	(16,573,541)	(8,709,674)	(13,504,523)

Core Earnings	$41,458,955	$26,427,227	$16,802,090

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Income (Loss). Net income decreased $41.4 million to $22.4 million for the year ended December 31, 2010, compared to $63.8 million for the year ended December 31, 2009. The major components of this decrease are detailed below.

Net Gain (Loss) From Investments. Net gain from investments decreased by $38.2 million to $1.3 million for the year ended December 31, 2010, as compared to $39.5 million for the year ended December 31, 2009. The change was primarily the due to the following, (i) during a portion of 2009 and the first three months of 2010 the U.S. Federal Reserve program to purchase up to $1.25 trillion of Agency RMBS caused an increase in the fair value of Agency RMBS and (ii) an increase in the size of our portfolio from June 2010 through December 2010 as a result of raising approximately $481.1 million from public offerings coupled with a decline in the market for Agency RMBS, with the price of a Fannie Mae Agency RMBS backed by 15-Year 4.5% mortgages decreasing from $105.484 at June 30, 2010 to $104.797 at December 31, 2010.

Net Gain (Loss) from swap and cap contracts. Net loss from swap and cap contracts increased by $29.2 million to $(38.9) million for the year ended December 31, 2010, compared to $(9.7) million for the year ended

December 31, 2009. The change in net gain (loss) on swap and cap contracts was primarily due to the change in swap rates combined with the change in the size of our interest rate swap and cap portfolio. During the year ended December 31, 2010 we added net $3,650.0 million notional amount of interest rate swaps and caps, ending the period with $4,390.0 million notional amount. During the year ended December 31, 2009 we added net $500.0 million of interest rate swaps, ending the period with a notional amount of $740.0 million during the period. During the years ended December 31, 2010 and 2009, three year swap rates decreased by 78 basis points and increased by 31 basis points, respectively.

Total Expenses. Interest expense increased by $0.6 million to $5.1 million for the year ended December 31, 2010, as compared to $4.5 million for the year ended December 31, 2009. The increase in interest expense is due to the increase in the size of our borrowings. During the year ended December 31, 2010, our average repurchase agreements balance was $1,766.0 million compared to $847.4 million for the year ended December 31, 2009. However the impact of the increased borrowings was offset by the decrease in borrowing rates. The average rate on our repurchase agreements was 0.29% compared with 0.53% during the years ended December 31, 2010 and 2009, respectively.

For the year ended December 31, 2010, operating expenses increased by $3.5 million to $10.5 million compared to $7.0 million for the year ended December 31, 2009, primarily as a result of higher management fees due to a larger asset base. However, despite the $3.5 million increase, overall we experienced a significant decrease in expenses as a percentage of net assets with an expense ratio of 2.68% and 3.93% for the years ended December 31, 2010 and 2009, respectively. The primary reason for the decrease in our expense ratio was the increase in our asset base in 2010. Average net assets were $390.9 million and $178.4 million for the years ended December 31, 2010 and 2009, respectively. Operating expenses consist of management fees payable to our Manager in accordance with our management agreement, amortization related to restricted stock and stock options granted to our executive officers, certain officers and employees of our Manager and its sub-advisors and other individuals who provide services to us, as designated by our Manager, and our independent directors, directors’ fees, insurance premium expenses for directors and officers insurance and other general and administrative expenses, including legal and accounting fees.

Interest Income. Interest income, which consists of interest income on Agency RMBS, subordinated tranches of CLOs and short term investments, increased by $30.0 million to $75.5 million for the year ended December 31, 2010, as compared to $45.5 million for the year ended December 31, 2009. The change in interest income is due to the increase in the size of our Agency RMBS portfolio. For the years ended December 31, 2010 and 2009, our average Agency RMBS was $2,080.9 million and $992.3 million, respectively. However, the increase due to the size of our portfolio was offset by the decreased average yield on Agency RMBS. During the year ended December 31, 2010 and 2009, our average yield on Agency RMBS was 3.49% and 4.44%, respectively.

Interest on CLO and CDO securities is accrued at a rate determined based on estimated future cash flows and adjusted prospectively as future cash flow amounts are recast. For CDO and CLO securities placed on nonaccrual status or when the Company cannot reliably estimate cash flows, the cost recovery method is used. Interest income on subordinated tranches of CLOs and short term investments, increased by $1.3 million to $2.8 million for the year ended December 31, 2010, as compared to $1.5 million for the year ended December 31, 2009. Additionally, for the year ended December 31, 2010, the Company received $3.3 million of cash distributions from CLOs that were accounted for as a reduction of the cost basis and thereby excluded from our interest income and Core Earnings. This compared to $2.0 million of cash distributions from CLOs that were treated as a reduction of the cost basis for the year ended December 31, 2009.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Income (Loss). Net income (loss) increased $103.0 million to net income of $63.8 million for the year ended December 31, 2009, compared to a net loss of $(39.2) million for the year ended December 31, 2008. The major components of this increase are detailed below.

Net Gain (Loss) From Investments. Net gain (loss) from investments increased by $73.9 million to a net gain of $39.5 million for the year ended December 31, 2009, as compared to a net loss of $(34.4) million for the year ended December 31, 2008. The change was primarily due to the increase in fair value of Agency RMBS primarily resulting from the U.S. Federal Reserve program to purchase up to $1.25 trillion of Agency RMBS. The U.S. Federal Reserve’s program began in January 2009 and they purchased $1.2 trillion of Agency RMBS through January 28, 2010, representing approximately 80% of total origination. The program was terminated on March 31, 2010.

Net Gain (Loss) from swap contracts. Net loss from swap contracts decreased by $18.9 million to $(9.7) million for the year ended December 31, 2009, compared to $(28.6) million for the year ended December 31, 2008. The net gain (loss) on termination of swap contracts combined with the net unrealized appreciation (depreciation) on swap contracts (the “Market Impact”) was $(2.0) million for the year ended December 31, 2009, compared with $(21.6) million for the year ended December 31, 2008, a decrease in loss of $19.5 million. The Market Impact of our swaps is summarized below. During 2008, we reduced the size of our interest rate swaps as we de-levered our portfolio. During the year ended December 31, 2008, we terminated net $650.0 million of interest rate swaps, ending the period with a notional amount of $240.0 million. In 2009 we added additional swaps after our initial public offering and additionally in November of 2009, as we sought to reduce the interest rate risk of our portfolio. During the year ended December 31, 2009, we added net $500.0 million of interest rate swaps, ending the period with a notional amount of $740.0 million.

The following is a chart of 3-year swap rates during the years ended December 31, 2009 and 2008:

Total Expenses. Interest expense decreased by $19.5 million to $4.5 million for the year ended December 31, 2009, as compared to $24.0 million for the year ended December 31, 2008, due to the impact of a significant decrease in short-term interest rates even though we had a larger asset base. During the year ended December 31, 2009, the average rate on our repurchase agreements was 0.53% compared with 3.01% during the year ended December 31, 2008.

For the year ended December 31, 2009, operating expenses decreased by $0.7 million to $7.0 million compared to $7.7 million for the year ended December 31, 2008. This decrease represents a significant decrease in expenses as a percentage of net assets of 3.93% and 7.03% for the years ended December 31, 2009 and 2008, respectively. The primary reasons for the decrease in the expense ratio were that (i) our expenses for 2008 included $2.3 million of offering expenses, a non-recurring expense and (ii) we had a larger asset base in 2009. Average net assets were $178.4 million and $110.3 million for the years ended December 31, 2009 and 2008, respectively. Operating expenses consist of management fees payable to our Manager in accordance with our management agreement, amortization related to restricted stock and stock options granted to our executive officers, certain officers and employees of our Manager and its sub-advisors and other individuals who provide services to us, as designated by our Manager, and our independent directors, directors’ fees, insurance premium expenses for directors and officers insurance and other general and administrative expenses, including legal and accounting fees.

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

We had the following contractual obligations under repurchase agreements as of December 31, 2010 and 2009 (dollar amounts in thousands):

	December 31, 2010
	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$1,291,544	0.33%	$614	$1,292,158
30 days to 60 days	1,499,864	0.32	1,135	1,500,999
60 days to 90 days	652,435	0.32	520	652,955

	$3,443,843	0.32%	$2,269	$3,446,112

	December 31, 2009
	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$878,802	0.26%	$257	$879,059
30 days to 60 days	430,526	0.31	346	430,872
60 days to 90 days	63,380	0.27	43	63,423

	$1,372,708	0.28%	$646	$1,373,354

We enter into interest rate swap and cap contracts as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for the term of the swap or cap contract. At December 31, 2010 and 2009, we had the following interest rate swap and cap contracts:

As of December 31, 2010

Interest Rate Swaps

Counterparty	Expiration Date	Pay Rate	Receive Rate	Notional Amount	Fair Value
The Royal Bank of Scotland plc	May 2013	1.6000%	3-Month LIBOR	100,000,000	(1,495,761)
The Royal Bank of Scotland plc	June 2013	1.3775%	3-Month LIBOR	300,000,000	(2,718,389)
The Royal Bank of Scotland plc	July 2013	1.3650%	3-Month LIBOR	300,000,000	(2,484,208)
Goldman Sachs	December 2013	1.3088%	3-Month LIBOR	400,000,000	(776,014)
The Royal Bank of Scotland plc	December 2013	1.2813%	3-Month LIBOR	500,000,000	(539,051)
Goldman Sachs	December 2013	1.2640%	3-Month LIBOR	400,000,000	(255,360)
Deutsche Bank Group	December 2013	1.3225%	3-Month LIBOR	400,000,000	(904,287)
The Royal Bank of Scotland plc	July 2014	1.7200%	3-Month LIBOR	100,000,000	(732,908)
Nomura Global Financial Products, Inc.	July 2014	1.7325%	3-Month LIBOR	250,000,000	(1,786,556)
Deutsche Bank Group	August 2014	1.3530%	3-Month LIBOR	200,000,000	1,529,006
Goldman Sachs	September 2014	1.3120%	3-Month LIBOR	500,000,000	5,460,027
Deutsche Bank Group	October 2014	1.1725%	3-Month LIBOR	240,000,000	4,059,533

Total				$3,690,000,000	$(643,968)

Interest Rate Caps
Counterparty	Expiration Date	Cap Rate		Notional Amount	Fair Value
The Royal Bank of Scotland plc	December 2014	2.0725%		$200,000,000	$4,752,395
The Royal Bank of Scotland plc	October 2015	1.4275%		300,000,000	15,339,727
The Royal Bank of Scotland plc	November 2015	1.3600%		200,000,000	10,891,514

Total				$700,000,000	$30,983,636

As of December 31, 2009
Counterparty	Expiration Date	Pay Rate	Receive Rate	Notional Amount	Fair Value
Deutsche Bank Group	April 2012	1.6910%	3-Month LIBOR	$240,000,000	$(543,716)
Deutsche Bank Group	June 2012	2.2660%	3-Month LIBOR	200,000,000	(2,558,748)
The Royal Bank of Scotland plc	July 2012	2.1250%	3-Month LIBOR	200,000,000	(1,822,869)
The Royal Bank of Scotland plc	November 2013	2.2125%	3-Month LIBOR	100,000,000	1,131,487

Total				$740,000,000	$(3,793,846)

We enter into certain contracts that contain a variety of indemnification obligations, principally with our Manager, brokers and counterparties to interest rate swap contracts and repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of December 31, 2010 and 2009. In addition, as of December 31, 2010 and 2009, we had a $2,234.4 million and $229.8 million payable for securities purchased, respectively, a portion of which will be financed through repurchase agreements. The increase in payable for securities purchased of

$2,004.6 million is primarily due to increased purchases to invest the net proceeds from the public offering that closed December 15, 2010. Because we measure leverage as total liabilities divided by net assets, the amount of payable for securities purchased is included in our December 31, 2010 and 2009 leverage ratio of 8.3 to 1 and 6.6 to 1, respectively. A summary of our payable for securities purchased as of December 31, 2010 and 2009 is included in the “Financial Condition—Liabilities” section.

Off-Balance Sheet Arrangements

As of December 31, 2010 and 2009, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2010 and 2009, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Liquidity and Capital Resources

During the years ended December 31, 2010, 2009 and 2008, our cash flows from operations provided (used) cash of $(2,483.4) million, $(880.7) million and $757.5 million, respectively. For the years ended December 31, 2010 and 2009, we used the cash generated from our public offerings to purchase investment securities. During the year ended December 31, 2008, the cash provided from operations was the result of delevering the portfolio. During the years ended December 31, 2010, 2009 and 2008, we had net (purchases) sales of securities (net of purchases, sales, premium paid on interest rate caps and paydown proceeds) of $(4,504.0) million, $(1,126.5) million and $1,142.7 million, respectively.

We held cash and cash equivalents of $1.5 million, $1.9 million and $7.2 million at December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, our source of funds, excluding our equity offerings, consisted of net proceeds from repurchase agreements totaling $3,443.8 million, with a weighted average borrowing rate of 0.32%, which we used to finance the acquisition of Agency RMBS. We expect to continue to borrow funds primarily in the form of repurchase agreements. As of December 31, 2010, we had established 28 borrowing arrangements with various investment banking firms and other lenders, 20 of which were in use. In addition, during the year ended December 31, 2010, we raised a total of approximately $489.1 million in net proceeds from the issuance of common stock. As of December 31, 2009, our source of funds, excluding our equity offerings, consisted of net proceeds from repurchase agreements totaling $1,372.7 million, with a weighted average borrowing rate of 0.28%, which we used to finance the acquisition of Agency RMBS. As of December 31, 2009, we had established 25 borrowing arrangements with various investment banking firms and other lenders, 16 of which were in use. In addition, during the year ended December 31, 2009, we raised $105.8 million in net proceeds from the issuance of common stock. As of December 31, 2008, our source of funds, excluding our equity offerings, consisted of net proceeds from repurchase agreements totaling $587.5 million, with a weighted average borrowing rate of 2.44%, which we used to finance the acquisition of Agency RMBS. As of December 31, 2008, we had established 20 borrowing arrangements with various investment banking firms and other lenders, six of which were in use. In addition, during the year ended December 31, 2008, we raised $12.8 million in net proceeds from the issuance of common stock.

Additionally, we sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of common stock by reinvesting some or all of the cash dividends received on shares of common stock. This plan became effective on June 22, 2010. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. From June 22, 2010 to December 31, 2010, we issued 607,902 shares under the plan raising approximately $8.0 million of net proceeds, which is a component of the $489.1 million in net proceeds from issuance of common stock, disclosed above. As of December 31, 2010, there were approximately 9.4 million shares available for issuance under this plan.

The following tables present certain information regarding our risk exposure on our repurchase agreements as of December 31, 2010, 2009 and 2008:

December 31, 2010

Counterparty	Total Outstanding Borrowings	% of Total	Amount at Risk(1)	Weighted Average Maturity in Days
Bank of America Securities LLC	$162,617,000	4.7%	$9,755,834	18
Barclays Capital, Inc.	275,315,864	8.0	18,522,578	29
BNP Paribas	210,840,000	6.1	13,885,256	75
Cantor Fitzgerald & Co.	317,137,000	9.2	19,619,850	49
Citigroup Global Markets, Inc.	58,587,000	1.7	2,777,830	20
Credit Suisse First Boston	199,352,323	5.8	16,299,135	41
Daiwa Securities America, Inc.	80,058,000	2.3	3,974,676	7
Deutsche Bank Securities, Inc.	292,920,000	8.5	17,829,800	45
Goldman Sachs Group, Inc.	395,995,623	11.5	26,487,308	57
Greenwich Capital Markets, Inc.	221,347,815	6.4	15,879,464	7
Guggenheim Liquidity Services, LLC	151,671,000	4.4	9,413,736	46
ING Financial Markets LLC	82,701,000	2.4	4,516,639	74
Jefferies & Company, Inc.	35,937,000	1.1	1,835,103	11
LBBW Securities LLC	157,277,000	4.6	11,607,275	45
MF Global, Ltd	135,766,020	4.0	6,140,674	30
Mitsubishi UFJ Securities (USA), Inc.	120,487,000	3.5	6,450,632	20
Mizuho Securities USA, Inc.	145,028,000	4.2	9,189,738	18
Nomura Securities International, Inc.	167,506,649	4.9	10,791,081	34
South Street Securities LLC	159,807,000	4.6	14,001,666	46
UBS AG	73,492,000	2.1	4,736,281	46

Total	$3,443,843,294	100.0%	$223,714,556

December 31, 2009

Counterparty	Total Outstanding Borrowings	% of Total	Amount at Risk(1)	Weighted Average Maturity in Days
Bank of America Securities LLC	$93,068,000	6.8%	$9,029,721	7
Barclays Capital, Inc.	107,654,754	7.8	6,157,773	60
BNP Paribas	99,865,000	7.3	5,096,043	29
Cantor Fitzgerald & Co.	47,521,000	3.5	2,730,716	53
Credit Suisse First Boston	48,635,251	3.5	1,636,061	19
Daiwa Securities America, Inc.	51,031,000	3.7	2,151,365	8
Deutsche Bank Securities, Inc.	125,247,000	9.1	9,140,161	7
Goldman Sachs Group, Inc.	134,802,000	9.8	8,005,697	42
Greenwich Capital Markets, Inc.	135,004,688	9.8	7,263,592	5
ING Financial Markets LLC	78,581,000	5.7	3,865,514	22
Jefferies & Company, Inc.	59,209,000	4.3	2,702,664	11
LBBW Securities LLC	58,992,000	4.3	2,622,859	15
MF Global, Ltd	122,066,000	8.9	3,304,281	60
Mizuho Securities USA, Inc.	81,474,579	6.0	4,024,203	20
Morgan Keegan & Co.	41,894,000	3.1	3,110,849	4
South Street Securities LLC	87,662,300	6.4	6,401,808	50

Total	$1,372,707,572	100.0%	$77,243,307

December 31, 2008

Counterparty	Total Outstanding Borrowings	% of Total	Amount at Risk(1)	Weighted Average Maturity in Days
Bank of America Securities LLC(2)	$95,952,000	16.3%	$13,373,003	10
Deutsche Bank Securities, Inc.	154,691,840	26.3	15,064,027	9
Goldman Sachs Group, Inc.	152,788,000	26.0	12,893,032	6
MF Global, Ltd.	111,845,401	19.1	5,693,697	15
Morgan Keegan & Co.	21,808,000	3.7	1,271,593	5
Pershing, LLC.	50,400,000	8.6	3,506,859	12

Total	$587,485,241	100.0%	$51,802,211

(1)	Equal to the fair value of pledged securities plus accrued interest income, minus the sum of repurchase agreement liabilities and accrued interest expense.
(2)	Formerly Merrill Lynch & Co., acquired by Bank of America Corp., effective January 1, 2009.

Our repurchase agreements do not include substantive provisions other than those covenants and other customary provisions contained in the standard master repurchase agreement as published by the Bond Market Association (now the Securities Industry and Financial Markets Association). The repurchase agreements generally require us to transfer additional securities to the counterparty in the event the value of the securities then held by the counterparty in the margin account falls below specified levels and contain events of default in cases where we breach our obligations under the agreement. We receive margin calls from our repurchase agreement counterparties from time to time in the ordinary course of business similar to other entities in the specialty finance business. As of December 31, 2010, 2009 and 2008, we had approximately $423.4 million, $153.0 million and $40.7 million, respectively, in Agency RMBS, U.S. Treasury securities and cash and cash equivalents available to satisfy future margin calls. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future.

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

We generally seek to borrow (on a recourse basis) between six and 10 times the amount of our net assets. At December 31, 2010, 2009 and 2008, our total liabilities were $5,698.9 million, $1,621.9 million and $603.6 million, respectively, which represented a leverage ratio of 8.3 to 1, 6.6 to 1 and 6.1 to 1, respectively.

Qualitative and Quantitative Disclosures about Short-Term Borrowings

The following table discloses quantitative disclosures about our short-term borrowings under repurchase agreements during the years ended December 31, 2010 and 2009.

	Years Ended December 31,
(In millions)	2010	2009
Outstanding at period end	$3,443.8	$1,372.7
Weighted average rate at period end	0.32%	0.28%
Average outstanding during period	$1,766.0	$847.4
Weighted average rate during period	0.29%	0.53%
Largest month end balance during period	$3,443.8	$1,372.7

During year ended December 31, 2010, our repurchase agreement balance increased significantly during the end of the year due to an increase in our capital base that allowed us to finance additional asset purchases. Our net assets as of December 31, 2010 were $690.3 million compared to the average during the year ended December 31, 2010 of $390.9 million. During the year ended December 31, 2009, our repurchase agreement balance increased significantly during the end of the year due to an increase in our capital base that allowed us to finance additional asset purchases. Our net assets as of December 31, 2009 were $244.3 million compared to the average during the year ended December 31, 2009 of $178.4 million.

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

Valuation

Valuation of our investments is determined by our Manager using third-party pricing services and dealer quotes. The third-party pricing services use pricing models that incorporate such factors as coupons, primary and secondary mortgage rates, prepayment speeds, spread to the Treasury curves and interest rate swap curves, convexity, duration, periodic and life caps and credit enhancement. The dealer quotes incorporate common market pricing methods, including a spread measurement to the Treasury curves or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. CLOs are priced using indicative dealer quotes which are validated using internal cash flow models and the income approach. Major inputs to the model are prepayment speeds, reinvestment spreads, default rates and recovery rates. Our Manager reviews all prices used to ensure that current market conditions are represented. This review includes comparisons of similar market transactions, alternative third-party pricing services and dealer quotes, or comparisons to a pricing model. Based on this review our Manager will use judgment to determine the price that fairly represents the highest exit price and therefore the best representation of fair value. The resulting unrealized gains and losses are reflected in the statement of operations.

Recent Accounting Pronouncements

In January 2010, the FASB provided additional disclosure requirements for fair value measurements under ASC 820, Fair Value Measurements and Disclosures. The new pronouncement requires a reporting entity to disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, the reconciliation for fair value measurements using significant unobservable inputs (Level 3) should present separately information about purchases, sales, issuances and settlements (that is, on a gross rather than net basis). We adopted the pronouncement in January 2010, and it did not have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2010 and 2009, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do believe that risk can be quantified from historical experience and seek to actively manage risk, to earn sufficient compensation to justify taking risks and to maintain capital levels consistent with the risks we undertake. Our board of directors has a risk management committee that oversees our risk management process. See “Business—Risk Management” for a further discussion of our risk management committee and risk mitigation practices.

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

We are a party to the interest rate swap and cap contracts as of December 31, 2010, 2009 and 2008 described in detail under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in this annual report on Form 10-K.

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

In early March 2010, both Freddie Mac and Fannie Mae announced they would purchase from the pools of mortgage loans underlying RMBS guaranteed by them, all mortgage loans that are more than 120 days delinquent. The impact of these programs thus far is reflected in the CPR of our portfolio. Because a substantial portion of our portfolio consists of Agency RMBS backed by 15 year fixed-rate loans, which have low delinquency rates, these programs have not caused a significant increase in the CPR of our portfolio.

Our Manager seeks to mitigate our prepayment risk by investing in Agency RMBS with (i) a variety of prepayment characteristics, (ii) prepayment prohibitions and penalties and (iii) prepayment protections, as well as by balancing Agency RMBS purchased at a premium with Agency RMBS purchased at a discount.

Effect on Fair Value and Net Income

Another component of interest rate risk is the effect changes in interest rates will have on the fair value of our assets and our net income exclusive of the effect on fair value. We face the risk that the fair value of our assets and net investment income will increase or decrease at different rates than that of our liabilities, including our hedging instruments.

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

The following sensitivity analysis table shows the estimated impact on the fair value and net income exclusive of the effect on fair value of our interest rate-sensitive investments and repurchase agreement liabilities at December 31, 2010 and 2009, assuming a static portfolio and that rates instantaneously fall 25, 50 and 75 basis points and rise 25, 50 and 75 basis points.

December 31, 2010

Change in Interest Rates	Projected Change in the Fair Value of Our Assets	Projected Change in Our Net Income
- 75 basis points	2.79%	1.02%
- 50 basis points	1.93%	1.01%
- 25 basis points	0.99%	1.00%
No Change	0.00%	0.00%
+ 25 basis points	-1.03%	-1.04%
+ 50 basis points	-2.01%	-1.08%
+ 75 basis points	-3.19%	-1.13%

December 31, 2009

Change in Interest Rates	Projected Change in the Fair Value of Our Assets	Projected Change in Our Net Income
- 75 basis points	0.83%	2.50%
- 50 basis points	0.65%	1.35%
- 25 basis points	0.38%	0.29%
No Change	0.00%	0.00%
+ 25 basis points	-0.45%	-1.59%
+ 50 basis points	-0.98%	-4.76%
+ 75 basis points	-1.57%	-6.85%

While the charts above reflect the estimated immediate impact of interest rate increases and decreases on a static portfolio, we rebalance our portfolio from time to time either to take advantage or minimize the impact of changes in interest rates. Additionally, the effects of interest rate changes on our portfolio illustrated in the above chart does not take into account the effect that our hedging instruments, mainly interest rate swaps and caps, would have on the fair value of our portfolio, but does take into account the effect that our hedging instruments, would have on our net income exclusive of the effect on fair value. Generally, our interest rate swaps reset in the quarter following changes in interest rates. It is important to note that the impact of changing interest rates on fair value and net income can change significantly when interest rates change beyond 75 basis points from current levels. Therefore, the volatility in the fair value of our assets could increase significantly when interest rates change beyond 75 basis points. In addition, other factors impact the fair value of and net income from our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of our assets and our net income would likely differ from that shown above, and such difference might be material and adverse to our stockholders.

Risk Management

Our board of directors exercises its oversight of risk management in many ways, including through its Risk Management Committee. The Risk Management Committee was established to oversee our senior management’s and our Manager’s risk-related responsibilities, including reviewing management policies and performance against these policies and related benchmarks.

As part of our risk management process, our Manager seeks to actively manage the interest rate, liquidity, prepayment and counterparty risks associated with our Agency RMBS portfolio. Our Manager seeks to mitigate our interest rate risk exposure by entering into various hedging instruments in order to minimize our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs.

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

Our Manager seeks to mitigate our counterparty risk by (i) diversifying our exposure across a broad number of counterparties (ii) limiting our exposure to any one counterparty and (iii) monitoring the financial stability of our counterparties.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cypress Sharpridge Investments, Inc.:

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Cypress Sharpridge Investments, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Cypress Sharpridge Investments, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

February 7, 2011

New York, New York

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cypress Sharpridge Investments, Inc.:

We have audited the internal control over financial reporting of Cypress Sharpridge Investments, Inc. (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2010 of the Company and our report dated February 7, 2011 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

February 7, 2011

New York, New York

CYPRESS SHARPRIDGE INVESTMENTS, INC.

STATEMENTS OF ASSETS AND LIABILITIES

	December 31,
	2010	2009
ASSETS:
Investments in securities, at fair value (including net pledged assets of $3,671,582,721 and $1,464,713,648, respectively)	$6,331,048,543	$1,853,251,613
Interest rate cap contracts, at fair value	30,983,636	—
Interest rate swap contracts, at fair value	9,112,905	1,131,487
Cash and cash equivalents	1,510,378	1,889,667
Receivable for securities sold	—	2,724,805
Interest receivable	16,182,862	6,886,816
Other assets	428,904	311,908

Total assets	6,389,267,228	1,866,196,296

LIABILITIES:
Repurchase agreements	3,443,843,294	1,372,707,572
Interest rate swap contracts, at fair value	9,756,873	4,925,333
Payable for securities purchased	2,234,400,672	229,838,772
Distribution payable	—	10,316,082
Accrued interest payable (including accrued interest on repurchase agreements of $1,084,400 and $353,856, respectively)	9,412,301	3,387,431
Related party management fee payable	799,413	356,873
Accrued expenses and other liabilities	715,358	373,251

Total liabilities	5,698,927,911	1,621,905,314

Contingencies (note 10)
NET ASSETS	$690,339,317	$244,290,982

Net Assets consist of:
Common Stock, $0.01 par value, 500,000,000 shares authorized (59,550,836 and 18,756,512 shares issued and outstanding, respectively)	$595,508	$187,565
Additional paid in capital	739,005,614	309,368,569
Accumulated net realized gain (loss) on investments	(138,681,783)	(87,363,976)
Net unrealized appreciation (depreciation) on investments	14,203,977	2,462,487
Undistributed (distributions in excess of) net investment income	75,216,001	19,636,337

NET ASSETS	$690,339,317	$244,290,982

NET ASSET VALUE PER SHARE	$11.59	$13.02

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2010

INVESTMENTS IN SECURITIES—UNITED STATES OF AMERICA

	Face Amount	Fair Value
Investments in Securities—917.1%(d)
Mortgage Pass-Through Agency RMBS—914.1%(d)
Fannie Mae Pools—802.1%(d)
3.000%, due 1/1/2041(a)(b)	$50,363,273	$51,416,124
3.013%, due 10/1/2040(a)(b)	59,284,177	60,418,074
3.042%, due 12/1/2040(b)	194,331,078	199,189,355
3.210%, due 11/1/2040(a)(b)	49,730,849	50,956,893
3.212%, due 12/1/2040(a)(b)	100,076,086	103,078,369
3.233%, due 7/1/2040(a)(b)	47,318,116	48,667,357
3.251%, due 11/1/2040(a)(b)	49,711,810	50,761,812
3.309%, due 8/1/2040(a)(b)	47,107,215	48,594,420
3.336%, due 9/1/2040(a)(b)	48,525,304	49,857,653
3.340%, due 9/1/2040(a)(b)	55,821,372	57,416,317
3.462%, due 11/1/2040(a)(b)	24,735,111	25,193,369
3.500%, due 12/1/2025(a)	100,441,112	101,367,054
3.500%, due 1/1/2026(a)	179,923,555	181,582,225
3.500%, due 12/1/2025	4,138,467	4,176,618
3.500%, due 12/1/2025	16,273,430	16,423,451
3.500%, due 12/1/2025(a)	99,910,237	100,831,285
3.500%, due 1/1/2026	150,000,000	151,031,250
3.500%, due 2/1/2026	550,000,000	552,234,122
3.500%, due 3/1/2026	150,000,000	150,093,750
3.500%, due 4/1/2026	400,000,000	399,031,250
3.506%, due 8/1/2040(a)(b)	48,468,450	50,032,233
3.558%, due 7/1/2040(a)(b)	22,366,674	22,889,858
3.571%, due 7/1/2040(a)(b)	19,639,476	20,084,720
3.579%, due 8/1/2040(a)(b)	49,286,907	50,415,026
3.605%, due 10/1/2040(a)(b)	59,742,384	61,157,729
3.605%, due 8/1/2040(a)(b)	21,609,178	22,104,362
3.615%, due 8/1/2040(a)(b)	48,456,375	49,631,304
3.648%, due 6/1/2040(a)(b)	19,497,312	20,224,393
3.664%, due 7/1/2040(a)(b)	45,354,116	46,986,613
3.676%, due 7/1/2039(a)(b)	6,107,702	6,364,249
3.679%, due 7/1/2040(a)(b)	46,360,349	47,666,743
3.683%, due 8/1/2040(a)(b)	47,673,844	48,944,371
3.688%, due 5/1/2040(a)(b)	13,922,560	14,464,079
3.694%, due 8/1/2040(a)(b)	23,798,206	24,436,916
3.755%, due 5/1/2040(a)(b)	46,830,226	48,486,034
3.771%, due 8/1/2040(a)(b)	14,107,660	14,523,704
3.776%, due 9/1/2039(a)(b)	29,582,467	30,983,973
3.830%, due 7/1/2040(a)(b)	46,250,475	47,773,074
3.974%, due 10/1/2039(a)(b)	38,778,427	40,545,457
3.983%, due 9/1/2039(a)(b)	18,867,839	19,788,773
4.000%, due 12/1/2025(a)	25,104,392	25,951,666
4.000%, due 12/1/2030(a)	75,492,674	76,496,453

CYPRESS SHARPRIDGE INVESTMENTS, INC.

SCHEDULES OF INVESTMENTS—(Continued)

DECEMBER 31, 2010

	Face Amount	Fair Value
4.000%, due 1/1/2026(a)	$50,369,291	$52,069,257
4.000%, due 12/1/2025(a)	75,088,211	77,622,442
4.000%, due 12/1/2025	30,566,463	31,598,083
4.000%, due 1/1/2026	50,444,143	51,510,170
4.000%, due 12/1/2025	31,095,699	31,858,517
4.000%, due 12/1/2024(a)	22,837,119	23,554,349
4.000%, due 10/1/2024(a)	11,035,106	11,381,678
4.000%, due 1/1/2025(a)	41,383,571	42,683,276
4.000%, due 1/1/2025(a)	65,068,758	67,264,831
4.000%, due 2/1/2025(a)	43,086,018	44,540,173
4.000%, due 3/1/2025(a)	43,404,460	44,869,363
4.000%, due 9/1/2030(a)	96,940,128	98,229,080
4.000%, due 9/1/2030(a)	23,973,873	24,292,639
4.000%, due 10/1/2025(a)	27,531,176	28,460,355
4.000%, due 10/1/2030(a)	49,695,191	50,355,957
4.000%, due 10/1/2030(a)	74,994,411	75,991,564
4.000%, due 10/1/2030(a)	74,412,606	75,402,023
4.000%, due 10/1/2025(a)	29,823,374	30,829,914
4.000%, due 10/1/2030(a)	74,750,151	75,744,057
4.000%, due 10/1/2025(a)	49,679,595	51,356,284
4.000%, due 11/1/2025(a)	49,460,875	51,130,182
4.000%, due 11/1/2025(a)	50,118,131	51,809,620
4.000%, due 11/1/2025(a)	9,940,898	10,276,404
4.000%, due 2/1/2026	100,000,000	102,734,406
4.063%, due 6/1/2039(a)(b)	19,102,482	20,082,071
4.096%, due 9/1/2039(a)(b)	24,490,834	25,700,752
4.500%, due 5/1/2024(a)	12,185,735	12,855,950
4.500%, due 6/1/2024(a)	20,004,576	20,979,798
4.500%, due 5/1/2024(a)	13,063,498	13,700,343
4.500%, due 6/1/2024(a)	17,942,673	18,817,377
4.500%, due 9/1/2024(a)	21,594,382	22,647,107
4.500%, due 9/1/2024(a)	21,094,683	22,123,047
4.500%, due 10/1/2024(a)	36,292,336	38,061,586
4.500%, due 9/1/2024(a)	1,936,724	2,031,139
4.500%, due 11/1/2024(a)	11,630,839	12,197,842
4.500%, due 10/1/2024(a)	38,298,608	40,165,663
4.500%, due 11/1/2024(a)	49,978,307	52,414,747
4.500%, due 10/1/2024(a)	29,910,162	31,368,281
4.500%, due 4/1/2030(a)	28,916,011	29,997,591
4.500%, due 5/1/2030(a)	48,181,939	49,984,145
4.500%, due 6/1/2025(a)	33,361,298	35,050,212
4.500%, due 10/1/2030(a)	49,664,259	51,521,910
4.500%, due 11/1/2030(a)	50,338,372	52,221,238
4.500%, due 2/1/2026	300,000,000	314,109,282
5.500%, due 9/1/2023(a)	32,265,437	34,713,778
5.500%, due 2/1/2041	200,000,000	213,593,812
6.000%, due 5/1/2037(a)	8,748,648	9,400,860
6.000%, due 4/1/2038(a)	14,298,625	15,554,799

Total Fannie Mae Pools	5,403,988,561	5,537,130,432

CYPRESS SHARPRIDGE INVESTMENTS, INC.

SCHEDULES OF INVESTMENTS—(Continued)

DECEMBER 31, 2010

	Face Amount	Fair Value
Freddie Mac Pools—88.6%(d)
3.052%, due 1/1/2041(a)(b)	$45,411,000	$46,424,189
3.200%, due 12/1/2040(a)(b)	50,012,229	51,281,379
3.247%, due 12/1/2040(b)	49,645,982	50,980,218
3.500%, due 3/1/2026	200,000,000	199,937,592
4.000%, due 10/1/2025(a)	73,473,803	75,689,497
4.500%, due 7/1/2024(a)	48,351,188	50,526,989
4.500%, due 2/1/2025(a)	43,716,947	45,738,853
4.500%, due 12/1/2024(a)	15,508,725	16,206,617
4.500%, due 12/1/2024(a)	15,095,857	15,775,170
4.500%, due 1/1/2025(a)	33,201,467	34,695,532
4.500%, due 5/1/2025(a)	18,565,000	19,423,630
5.500%, due 9/1/2023(a)	4,998,102	5,359,684

Total Freddie Mac Pools	597,980,300	612,039,350

Ginnie Mae Pools—23.4%(d)
3.500%, due 7/20/2040(a)(b)	84,443,930	87,840,536
3.500%, due 7/20/2040(a)(b)	49,867,913	51,873,760
4.000%, due 1/20/2040(a)(b)	20,627,242	21,686,415

Total Ginnie Mae Pools	154,939,085	161,400,711

Total Mortgage Pass-Through Agency RMBS (cost—$6,308,441,294)	6,156,907,946	6,310,570,493

Collateralized Loan Obligation Securities—3.0%(d)
AMMC CLO V LTD(c)	2,249,000	1,349,400
AMMC CLO VII, LTD(c)	3,900,000	2,577,900
ARES VIR CLO, LTD(c)(e)	3,775,000	1,623,250
BALLYROCK CLO 2006-2, LTD(c)	4,270,000	3,843,000
CARLYLE HIGH YIELD PARTNERS VIII, LTD(c)	3,000,000	2,250,000
EATON VANCE CDO IX, LTD(c)	2,500,000	1,915,000
FLAGSHIP CLO V, LTD(c)	3,750,000	2,362,500
PHOENIX CLO II, LTD (formerly AVENUE CLO V)(c)(e)	2,000,000	1,127,000
PRIMUS CLO I, LTD(c)	2,500,000	1,750,000
TRIMARAN CLO VII, LTD(c)	2,000,000	1,680,000

Total Collateralized Loan Obligation Securities (cost—$21,182,967)	29,944,000	20,478,050

Total Investments in Securities (cost—$6,329,624,261)	$6,186,851,946	$6,331,048,543

CYPRESS SHARPRIDGE INVESTMENTS, INC.

SCHEDULES OF INVESTMENTS—(Continued)

DECEMBER 31, 2010

	Notional Amount	Fair Value
Interest Rate Cap Contracts—4.5%(d)
December 2014 Expiration, Cap Rate 2.073%	$200,000,000	$4,752,395
October 2015 Expiration, Cap Rate 1.428%	300,000,000	15,339,727
November 2015 Expiration, Cap Rate 1.360%	200,000,000	10,891,514

Total Interest Rate Cap Contracts (Cost, $17,559,973)	$700,000,000	$30,983,636

Interest Rate Swap Contracts—(0.1)%(d)
May 2013 Expiration, Pay Rate 1.600%, Receive Rate 3-Month LIBOR	$100,000,000	$(1,495,761)
June 2013 Expiration, Pay Rate 1.378%, Receive Rate 3-Month LIBOR	300,000,000	(2,718,389)
July 2013 Expiration, Pay Rate 1.365%, Receive Rate 3-Month LIBOR	300,000,000	(2,484,208)
December 2013 Expiration, Pay Rate 1.309%, Receive Rate 3-Month LIBOR	400,000,000	(776,014)
December 2013 Expiration, Pay Rate 1.281%, Receive Rate 3-Month LIBOR	500,000,000	(539,051)
December 2013 Expiration, Pay Rate 1.264%, Receive Rate 3-Month LIBOR	400,000,000	(255,360)
December 2013 Expiration, Pay Rate 1.323%, Receive Rate 3-Month LIBOR	400,000,000	(904,287)
July 2014 Expiration, Pay Rate 1.720%, Receive Rate 3-Month LIBOR	100,000,000	(732,908)
July 2014 Expiration, Pay Rate 1.733%, Receive Rate 3-Month LIBOR	250,000,000	(1,786,556)
August 2014 Expiration, Pay Rate 1.353%, Receive Rate 3-Month LIBOR	200,000,000	1,529,006
September 2014 Expiration, Pay Rate 1.312%, Receive Rate 3-Month LIBOR	500,000,000	5,460,027
October 2014 Expiration, Pay Rate 1.173%, Receive Rate 3-Month LIBOR	240,000,000	4,059,533

Total Interest Rate Swap Contracts (Cost, $0)	$3,690,000,000	$(643,968)

LEGEND

(a)	Securities or a portion of the securities are pledged as collateral for repurchase agreements or interest rate swap contracts.
(b)	The coupon rate shown on floating or adjustable rate securities represents the rate at December 31, 2010.
(c)

Securities exempt from registration under Rule 144A of the Securities Act of 1933. These securities may only be resold in transactions exempt from registration, normally to qualified institutional buyers. At December 31, 2010, the fair value of these securities amounted to $20,478,050, or 3.0% of net assets.

(d)	Percentage of net assets.
(e)	Non-income producing security.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

SCHEDULES OF INVESTMENTS—(Continued)

DECEMBER 31, 2009

INVESTMENTS IN SECURITIES—UNITED STATES OF AMERICA

	Face Amount	Fair Value
Investments in Securities—758.6%(d)
Mortgage Pass-Through Agency RMBS—754.7%(d)
Fannie Mae Pools—652.2%(d)
2.907%, due 1/1/2035(a)(b)	$29,968,527	$31,010,529
2.993%, due 4/1/2036(a)(b)	39,693,779	41,083,061
3.004%, due 7/1/2036(a)(b)	34,473,372	35,679,941
3.007%, due 10/1/2036(a)(b)	33,776,514	34,958,692
3.024%, due 6/1/2036(a)(b)	32,282,832	33,412,732
3.281%, due 9/1/2034(a)(b)	28,217,356	29,147,118
3.533%, due 8/1/2037(a)(b)	24,301,362	25,125,421
3.710%, due 7/1/2039(b)	9,464,706	9,674,350
3.726%, due 3/1/2034(a)(b)	38,348,806	39,680,660
3.736%, due 5/1/2034(a)(b)	7,506,917	7,763,278
3.744%, due 9/1/2039(a)(b)	35,213,718	35,962,010
3.815%, due 9/1/2039(a)(b)	34,774,099	35,599,984
3.990%, due 10/1/2039(a)(b)	52,564,978	54,059,795
3.997%, due 9/1/2039(a)(b)	24,760,921	25,472,797
4.000%, due 12/1/2024(a)	25,206,097	25,367,574
4.000%, due 1/1/2025(a)	49,442,119	49,758,858
4.000%, due 2/1/2025	75,000,000	75,480,469
4.000%, due 3/1/2025	50,000,000	49,984,375
4.028%, due 9/1/2039(a)(b)	48,482,758	49,914,454
4.053%, due 7/1/2039(b)	41,086,634	42,324,164
4.071%, due 6/1/2039(a)(b)	23,842,099	24,599,324
4.089%, due 7/1/2039(a)(b)	39,480,789	40,711,405
4.100%, due 9/1/2039(a)(b)	47,540,515	48,996,443
4.110%, due 8/1/2033(a)(b)	6,230,747	6,470,257
4.500%, due 1/1/2025	75,000,000	76,945,313
4.500%, due 10/1/2024(a)	14,215,383	14,624,075
4.500%, due 10/1/2024(a)	35,133,397	36,143,482
4.500%, due 10/1/2024(a)	49,070,971	50,481,761
4.500%, due 10/1/2024(a)	48,847,852	50,252,228
4.500%, due 11/1/2024(a)	61,023,597	62,778,025
4.500%, due 11/1/2024(a)	14,050,143	14,454,084
4.500%, due 5/1/2024(a)	17,126,118	17,618,494
4.500%, due 6/1/2024(a)	32,265,407	33,193,038
4.500%, due 6/1/2024(a)	21,583,471	22,203,996
4.500%, due 6/1/2024(a)	27,170,767	27,951,927
4.500%, due 9/1/2024(a)	27,005,239	27,781,640
4.500%, due 9/1/2024(a)	28,600,339	29,422,599
4.500%, due 9/1/2024(a)	2,928,860	3,013,065
4.562%, due 4/1/2035(a)(b)	9,767,018	10,141,290
5.290%, due 3/1/2038(a)(b)	23,875,089	25,188,219
5.500%, due 9/1/2023(a)	47,390,027	50,204,995
5.564%, due 11/1/2037(a)(b)	7,238,022	7,681,351

CYPRESS SHARPRIDGE INVESTMENTS, INC.

SCHEDULES OF INVESTMENTS—(Continued)

DECEMBER 31, 2009

	Face Amount	Fair Value
5.859%, due 8/1/2037(a)(b)	$43,151,052	$45,822,102
5.937%, due 11/1/2036(a)(b)	32,327,827	34,369,653
5.983%, due 12/1/2036(a)(b)	31,889,626	33,890,062
6.000%, due 4/1/2038(a)	25,259,295	26,873,364
6.000%, due 5/1/2037(a)	15,167,653	16,088,329
6.113%, due 5/1/2037(a)(b)	22,463,223	23,923,332

Total Fannie Mae Pools	1,544,210,021	1,593,284,115

Freddie Mac Pools—92.1%(d)
4.145%, due 4/1/2035(a)(b)	11,093,925	11,503,069
4.500%, due 7/1/2024	66,102,683	67,961,821
4.788%, due 12/1/2038(a)(b)	11,411,495	11,960,387
4.978%, due 5/1/2038(a)(b)	42,663,027	44,975,363
5.500%, due 9/1/2023(a)	7,126,262	7,542,435
5.790%, due 11/1/2036(a)(b)	39,662,375	41,981,830
5.956%, due 1/1/2036(a)(b)	4,413,530	4,633,676
5.996%, due 10/1/2037(a)(b)	32,382,377	34,406,275

Total Freddie Mac Pools	214,855,674	224,964,856

Ginnie Mae Pools—10.4%(d)
4.000%, due 1/1/2040(b)	25,000,000	25,562,500

Total Ginnie Mae Pools	25,000,000	25,562,500

Total Mortgage Pass-Through Agency RMBS (cost—$1,808,695,017)	1,784,065,695	1,843,811,471

Collateralized Loan Obligation Securities—3.8%(d)
AMMC CLO V, LTD(c)(e)	2,249,000	494,780
AMMC CLO VII, LTD(c)(e)	3,900,000	585,000
ARES VIR CLO, LTD(c)(e)	3,775,000	792,750
AVENUE CLO V, LTD(c)	2,000,000	80,000
BALLYROCK CLO 2006-2, LTD(c)	4,270,000	1,750,700
CARLYLE HIGH YIELD PARTNERS VIII, LTD(c)	3,000,000	210,000
EATON VANCE CDO IX, LTD(c)	2,500,000	600,000
FLAGSHIP CLO V, LTD(c)	3,750,000	825,000
PRIMUS CLO I, LTD(c)(e)	2,500,000	500,000
START III CLO, LTD(c)	3,000,000	2,660,400
TRIMARAN CLO VII, LTD(c)	2,000,000	700,000

Total Collateralized Loan Obligation Securities (cost—$27,145,692)	32,944,000	9,198,630

Structured Notes—0.1%(d)
RESIX 2006-B B9, 6.233%, due 7/15/2038(b)(c)	1,849,306	55,479
RESIX 2006-B B10, 7.733%, due 7/15/2038(b)(c)	1,849,306	36,986
RESIX 2006-C B11, 7.483%, due 7/15/2038(b)(c)	708,387	14,168
RESIX 2007-A B11, 6.733%, due 2/15/2039(b)(c)	3,246,274	64,925
RESIX 2007-B B11, 8.733%, due 4/15/2039(b)(c)	3,497,675	69,954

Total Structured Notes (cost—$11,154,571)	11,150,948	241,512

Total Investments in Securities (cost—$1,846,995,280)	$1,828,160,643	$1,853,251,613

CYPRESS SHARPRIDGE INVESTMENTS, INC.

SCHEDULES OF INVESTMENTS—(Continued)

DECEMBER 31, 2009

	Notional Amount	Fair Value
Interest Rate Swap Contracts—(1.6%)(d)
April 2012 Expiration, Pay Rate 1.691%, Receive Rate 3-Month LIBOR	$240,000,000	$(543,716)
June 2012 Expiration, Pay Rate 2.266%, Receive Rate 3-Month LIBOR	200,000,000	(2,558,748)
July 2012 Expiration, Pay Rate 2.125%, Receive Rate 3-Month LIBOR	200,000,000	(1,822,869)
November 2013 Expiration, Pay Rate 2.213%, Receive Rate 3-Month LIBOR	100,000,000	1,131,487

Total Interest Rate Swap Contracts (Cost, $0)	$740,000,000	$(3,793,846)

LEGEND

(a)	Securities or a portion of the securities are pledged as collateral for repurchase agreements or interest rate swap contracts.
(b)	The coupon rate shown on floating or adjustable rate securities represents the rate at December 31, 2009.
(c)

Securities exempt from registration under Rule 144A of the Securities Act of 1933. These securities may only be resold in transactions exempt from registration, normally to qualified institutional buyers. At December 31, 2009, the fair value of these securities amounted to $9,440,142, or 3.9% of net assets.

(d)	Percentage of net assets.
(e)	Non-income producing security.

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
INVESTMENT INCOME—Interest income	$75,538,957	$45,526,149	$55,475,822

EXPENSES:
Interest	5,055,584	4,461,432	23,980,836
Management fees	6,088,277	3,633,005	2,554,539
Related party management compensation	1,459,445	985,053	1,280,277
General, administrative and other	2,913,376	2,395,611	3,913,068

Total expenses	15,516,682	11,475,101	31,728,720

Net investment income	60,022,275	34,051,048	23,747,102

GAINS AND (LOSSES) FROM INVESTMENTS:
Net realized gain (loss) on investments	6,114,983	(48,338)	(7,982,797)
Net unrealized appreciation (depreciation) on investments	(4,832,051)	39,561,355	(26,377,797)

Net gain (loss) from investments	1,282,932	39,513,017	(34,360,594)

GAINS AND (LOSSES) FROM SWAP AND CAP CONTRACTS:
Net swap and cap interest income (expense)	(18,563,320)	(7,623,821)	(6,945,012)
Net gain (loss) on termination of swap contracts	(36,925,072)	(10,804,123)	(35,118,468)
Net unrealized appreciation (depreciation) on swap and cap contracts	16,573,541	8,709,674	13,504,523

Net gain (loss) from swap and cap contracts	(38,914,851)	(9,718,270)	(28,558,957)

NET INCOME (LOSS)	$22,390,356	$63,845,795	$(39,172,449)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.73	$4.76	$(5.50)

Diluted	$0.73	$4.75	$(5.50)

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

STATEMENTS OF CHANGES IN NET ASSETS

	Years Ended December 31,
	2010	2009	2008
Net income (loss):
Net investment income	$60,022,275	$34,051,048	$23,747,102
Net realized gain (loss) on investments	6,114,983	(48,338)	(7,982,797)
Net unrealized appreciation (depreciation) on investments	(4,832,051)	39,561,355	(26,377,797)
Net gain (loss) from swap and cap contracts	(38,914,851)	(9,718,270)	(28,558,957)

Net income (loss)	22,390,356	63,845,795	(39,172,449)

Capital transactions:
Net proceeds from issuance of common shares	488,950,591	106,553,047	14,021,478
Distributions to shareholders	(29,860,945)	(6,001,756)	(9,474,493)
Tax return of capital distributions	(36,891,112)	(19,892,006)	—
Amortization of related party compensation	1,459,445	985,053	1,280,277

Increase in net assets from capital transactions	423,657,979	81,644,338	5,827,262

Total increase (decrease) in net assets	446,048,335	145,490,133	(33,345,187)
Net assets:
Beginning of year	244,290,982	98,800,849	132,146,036

End of year	$690,339,317	$244,290,982	$98,800,849

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$22,390,356	$63,845,795	$(39,172,449)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchase of investment securities	(6,612,954,500)	(1,370,711,330)	(1,942,505,453)
Premium paid on interest rate caps	(18,595,000)	—	—
Proceeds from disposition of investment securities	1,587,024,561	51,634,497	2,972,601,715
Proceeds from paydowns of investment securities	540,531,136	192,526,871	112,561,371
Amortization of related party compensation	1,459,445	985,053	1,280,277
Amortization of premiums on investment securities	859,212	887,248	695,686
Amortization of premiums on interest rate cap contracts	1,035,027	—	—
Accretion of discounts on investment securities	—	—	(77,099)
Offering expenses	—	—	2,274,362
Net realized (gain) loss on investments	(6,114,983)	48,338	7,982,797
Net realized (gain) loss on paydowns	8,025,593	2,434,091	2,296,430
Net unrealized (appreciation) depreciation on swap and cap contracts	(16,573,541)	(8,709,674)	(13,504,523)
Net unrealized (appreciation) depreciation on investments	4,832,051	(39,561,355)	26,377,797
Change in assets and liabilities:
Receivable for securities sold	2,724,805	(1,839,796)	1,646,023
Interest receivable	(9,296,046)	(3,058,230)	6,496,923
Other assets	(116,996)	(23,791)	(36,685)
Payable for securities purchased	2,004,561,900	229,838,772	(378,187,031)
Accrued interest payable	6,024,870	1,060,223	(3,364,955)
Related party management fee payable	442,540	136,828	54,657
Accrued expenses and other liabilities	342,107	(224,876)	78,074

Net cash provided by (used in) operating activities	(2,483,397,463)	(880,731,336)	757,497,917

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	16,389,071,336	9,135,440,168	14,152,289,497
Repayments of repurchase agreements	(14,317,935,614)	(8,350,217,837)	(14,902,418,119)
Proceeds from issuance of common shares	489,739,733	107,740,917	14,021,478
Offering costs paid	(789,142)	(1,920,705)	(1,269,425)
Distributions paid	(77,068,139)	(15,577,680)	(13,087,462)

Net cash provided by (used in) financing activities	2,483,018,174	875,464,863	(750,464,031)

Net increase (decrease) in cash and cash equivalents	(379,289)	(5,266,473)	7,033,886
CASH AND CASH EQUIVALENTS—Beginning of period	1,889,667	7,156,140	122,254

CASH AND CASH EQUIVALENTS—End of period	$1,510,378	$1,889,667	$7,156,140

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$19,728,149	$13,664,969	$45,820,914

SUPPLEMENTAL DISCLOSURES OF NONCASH FLOW INFORMATION:
Distributions declared, not yet paid	$—	$10,316,082	$—

Change in accrued offering costs	$—	$(510,569)	$46,818

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

The Company has elected to be taxed and intends to continue to qualify as a real estate investment trust (“REIT”) and is required to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), with respect thereto. The Company’s strategy had been to invest a majority of its capital in residential mortgage-backed securities (“RMBS”) that are issued and guaranteed by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government such as the Government National Mortgage Association (“Ginnie Mae”) (“Agency RMBS”), and subordinated tranches of asset-backed securities, including collateralized debt or loan obligations (“CLOs”). In March 2008, the board of directors amended the investment guidelines, pursuant to which the Company elected to invest exclusively in Agency RMBS. In March 2010, the board of directors further amended the investment guidelines so that the Company may also invest in collateralized mortgage obligations issued by Fannie Mae, Freddie Mac or Ginnie Mae. The Company engages in business activities under one operating segment. The Company’s common stock trades on the New York Stock Exchange under the symbol “CYS”.

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

During the term of the interest rate swap or cap, the Company makes or receives periodic payments and unrealized gains or losses are recorded as a result of marking the swap and cap to their fair value. When the swap or cap is terminated, the Company records a realized gain or loss equal to the difference between the proceeds from (or cost of) the closing transaction and the Company’s cost basis in the contract, if any. The periodic payments, amortization of premiums on cap contracts and any realized or unrealized gains or losses are reported under gains and losses from swap and cap contracts in the statement of operations. Swaps involve a risk that interest rates will move contrary to the Company’s expectations, thereby increasing its payment obligation.

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

The Company is exposed to credit loss in the event of nonperformance by the counterparty to the swap and cap, limited to any gains recognized. However, as of December 31, 2010 the Company did not anticipate nonperformance by any counterparty. Should interest rates move unexpectedly, the Company may not achieve the anticipated benefits of the interest rate swap or cap and may realize a loss.

Investment Valuation

Valuation of the Company’s investments is determined by the Manager. Investments are valued using third-party pricing services and dealer quotes. The third-party pricing services use pricing models that incorporate such factors as coupons, primary and secondary mortgage rates, prepayment speeds, spread to the Treasury curves and interest rate swap curves, convexity, duration, periodic and life caps and credit enhancement. The dealer quotes incorporate common market pricing methods, including a spread measurement to the Treasury curves or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. CLOs are priced using indicative dealer quotes which are validated using internal cash flow models and the income approach. Major inputs to the model are prepayment speeds, reinvestment spreads, default rates and recovery rates. The Manager reviews all prices used to ensure that current market conditions are represented. This review includes comparisons of similar market transactions, alternative third-party pricing services and dealer quotes, or comparisons to a pricing model. Based on this review the Company’s Manager will use judgment to determine the price that fairly represents the highest exit price and therefore the best representation of fair value. The resulting unrealized gains and losses are reflected in the statement of operations.

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

Delayed Delivery Transactions

The Company may engage in delayed delivery transactions. The Company records delayed delivery securities on the trade date and maintains security positions such that sufficient liquid assets will be available to make payment for the securities purchased. Securities purchased on a delayed delivery basis are carried at fair value and begin earning interest on the settlement date. Losses may occur on these transactions due to changes in market conditions or the failure of counterparties to perform under the contract. The Company may transact in To Be Announced Securities (“TBAs”). As with other delayed delivery transactions, a seller agrees to issue TBAs at a future date. However, the seller does not specify the particular securities to be delivered. Instead, the Company agrees to accept any security that meets specified terms such as issuer, interest rate and terms of underlying mortgages. The Company records TBAs on the trade date utilizing information associated with the specified terms of the transaction as opposed to the specific mortgages. TBAs are carried at fair value and begin earning interest on the settlement date. Losses may occur due to the fact that the actual underlying mortgages received may be less favorable than those anticipated by the Company. Delayed delivery transactions and TBAs are recorded as payables for securities purchased on the Company’s statement of assets and liabilities. As of December 31, 2010 and 2009 the Company had pledged Agency RMBS with a fair value of $10.1 million and $0, respectively, on its $2,234.4 million and $229.8 million, respectively, of open delayed delivery and TBA transactions.

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

Repurchase Agreements

Repurchase agreements are borrowings which are generally collateralized by the Company’s investments in fixed income securities and are carried at their amortized cost, which approximates their fair value due to their short term nature, generally 30-90 days. The Company has not elected to fair value these liabilities under ASC 825 and consequently has not included these in any ASC 820 disclosures. Should fair value be elected under ASC 825 such liabilities would be included in the leveling tables required under ASC 820. Counterparties are large institutional dealers in fixed income securities. Collateral is valued daily and counterparties may require additional collateral when appropriate. At December 31, 2010 and 2009, fixed income securities owned with a fair value of approximately $3,657.2 million and $1,445.2 million, respectively, have been pledged as collateral for repurchase agreements for which the counterparty has the right to sell or repledge the securities.

Investment Transactions and Income

The Company records its transactions in securities on a trade date basis. Realized gains and losses on securities transactions are recorded on an identified cost basis. Interest income and expense are recorded on the accrual basis. Interest income on Agency RMBS is accrued based on outstanding principal amount of the securities and their contractual terms. Interest on CLOs is accrued at a rate determined based on estimated future cash flows and adjusted prospectively as future cash flow amounts are recast. For CLO securities placed on nonaccrual status or when the Company cannot reliably estimate cash flows, the cost recovery method is used. Amortization of premium and accretion of discount are recorded using the yield to maturity method, and are included in interest income in the statement of operations.

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

Earnings Per Share (“EPS”)

Basic EPS is computed using the two class method by dividing net income (loss) after adjusting for the impact of unvested stock awards deemed to be participating securities, by the weighted average number of common shares outstanding calculated excluding unvested stock awards. Diluted EPS is computed by dividing net income (loss), after adjusting for the impact of unvested stock awards deemed to be participating securities, by the weighted average number of common shares outstanding calculated excluding unvested stock awards, giving effect to common stock options and warrants, if they are not anti-dilutive. See note 3 for EPS computations.

Recent Accounting Pronouncements

In January 2010, the FASB provided additional disclosure requirements for fair value measurements under ASC 820, Fair Value Measurements and Disclosures. The new pronouncement requires a reporting entity to disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, the reconciliation for fair value measurements using significant unobservable inputs (Level 3) should present separately information about purchases, sales, issuances and settlements (that is, on a gross rather than net basis). The Company adopted the pronouncement in January 2010, and it did not have a material effect on the Company’s financial statements.

3. EARNINGS PER SHARE

Components of the computation of basic and diluted EPS were as follows:

	Years Ended December 31,
	2010	2009	2008
Net income (loss)	$22,390,356	$63,845,795	$(39,172,449)
Less dividends paid:
Common shares	(65,259,627)	(25,511,098)	(9,303,403)
Unvested shares	(1,492,430)	(381,685)	(169,419)

Undistributed (overdistributed) earnings	(44,361,701)	37,953,012	(48,645,271)

	Years Ended December 31,
	2010	2009	2008
Basic weighted average shares outstanding:
Common shares	28,439,653	13,303,848	7,149,374

Basic earnings per common share:
Distributed earnings	$2.29	$1.92	$1.30
Undistributed (overdistributed) earnings	(1.56)	2.84	(6.80)

Basic earnings per common share	$0.73	$4.76	$(5.50)

Diluted weighted average shares outstanding:
Common shares	28,439,653	13,303,848	7,149,374
Net effect of dilutive warrants	10,091	15,717	—

	28,449,744	13,319,565	7,149,374

Diluted earnings per common share:
Distributed earnings	$2.29	$1.92	$1.30
Undistributed earnings	(1.56)	2.83	(6.80)

Diluted earnings per common share	$0.73	$4.75	$(5.50)

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

Effective January 1, 2008, the Company adopted the provisions of ASC 820. The adoption of ASC 820 had no effect on the manner in which the Company measures fair value, but requires certain additional disclosures about the fair value of securities and derivatives, based on the level of inputs. The following table provides a summary of the significant assets and liabilities that are measured at fair value on a recurring basis:

December 31, 2010

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Agency RMBS	$—	$6,310,570	$—	$6,310,570
CLOs	—	—	20,478	20,478
Interest rate cap contracts	—	30,984	—	30,984
Interest rate swap contracts(a)	—	9,113	—	9,113

Total	$—	$6,350,667	$20,478	$6,371,145

Liabilities
Interest rate swap contracts	$—	$9,757	$—	$9,757

December 31, 2009

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Agency RMBS	$—	$1,843,811	$—	$1,843,811
CLOs and Structured notes	—	9,440	—	9,440
Interest rate swap contracts(a)	—	1,132	—	1,132

Total	$—	$1,854,383	$—	$1,854,383

Liabilities
Interest rate swap contracts	$—	$4,925	$—	$4,925

(a) Subject to master netting arrangements

The table below presents a reconciliation of changes in assets classified as Level 3 in the Company’s financial statements for the year ended December 31, 2010. There were no changes in 2009. A discussion of the method of fair valuing these assets is included above in “Investment Valuation”. Transfers into Level 3 relate to CLOs classified as Level 2 in the prior period for which the inputs relating to default rates and recovery rates are no longer being considered observable. Net unrealized appreciation (depreciation) on the assets is included in net unrealized appreciation (depreciation) on investments in the statement of operations.

Fair Value Reconciliation, Level 3

(dollars in thousands)

December 31, 2010
CLOs
Beginning balance Level 3 assets	$—
Transfers into Level 3	20,478

Ending balance Level 3 assets	$20,478

Change in net unrealized appreciation (depreciation)	$17,218

The Agency RMBS portfolio consisted of Agency RMBS as follows:

December 31, 2010

	Par Amount	Fair Value	Weighted Average
Security Description			Coupon	Months to Reset(1)	Constant Prepayment Rate(2)
	(in thousands)
Agency RMBS collateralized by fixed rate mortgages	$4,419,601	$4,521,648	4.0%	N/A	19.4%
Agency RMBS collateralized by hybrid ARMs	1,737,307	1,788,922	3.4	63.2	18.4

Total Agency RMBS	$6,156,908	$6,310,570

December 31, 2009

	Par Amount	Fair Value	Weighted Average
Security Description			Coupon	Months to Reset(1)	Constant Prepayment Rate(2)
	(in thousands)
Agency RMBS collateralized by hybrid ARMs	$565,396	$586,834	4.5%	46.8	23.4%
Agency RMBS collateralized by short-reset hybrid ARMs(3)	263,728	275,717	4.5	13.3	19.0
Agency RMBS collateralized by monthly reset ARMs	140,226	145,134	3.0	1	11.2
Agency RMBS collateralized by fixed rate mortgages	814,716	836,126	4.5	N/A	9.0

Total Agency RMBS	$1,784,066	$1,843,811

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

As of December 31, 2010 and 2009, the Company’s Agency RMBS were purchased at a net premium to their par value, with a weighted-average amortized cost of $102.5 and $101.4, respectively, due to the average interest rates on these investments being higher than prevailing market rates. As of December 31, 2010 and 2009, approximately $152.7 million and $25.0 million, respectively, of unamortized premium was included in the cost basis of the securities.

Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of December 31, 2010 and 2009, the average final contractual maturity of the Company’s Agency RMBS portfolio is in year 2031. Based on current estimates, the Agency RMBS will have a weighted average expected life of less than five years. Interest income on Agency RMBS for the years ended December 31, 2010, 2009 and 2008 was $72.7 million, $44.0 million and $49.0 million, respectively.

In order to mitigate its interest rate exposure, the Company enters into interest rate swap and cap contracts. The Company had the following interest rate swap and cap transactions during the years ended December 31, 2010 and 2009:

Year Ended December 31, 2010
Trade Date	Transaction	Notional
April 2010	Opened	$400,000,000
April 2010	Terminated	(640,000,000)
May 2010	Opened	740,000,000
May 2010	Terminated	(400,000,000)
June 2010	Opened	400,000,000
June 2010	Terminated	(100,000,000)
July 2010	Opened	750,000,000
August 2010	Opened	200,000,000
August 2010	Terminated	(200,000,000)
September 2010	Opened	500,000,000
October 2010	Opened	540,000,000
October 2010	Terminated	(240,000,000)
November 2010	Opened	200,000,000
November 2010	Terminated	(200,000,000)
December 2010	Opened	1,700,000,000

Net Increase		$3,650,000,000

Year Ended December 31, 2009
Trade Date	Transaction	Notional
April 2009	Opened	$240,000,000
April 2009	Terminated	(240,000,000)
June 2009	Opened	400,000,000
November 2009	Opened	100,000,000

Net Increase		$500,000,000

As of December 31, 2010 and 2009, the Company had net pledged Agency RMBS and U.S Treasury securities with a fair value of $4.3 million and $19.5 million, respectively, as collateral on interest rate swap and cap contracts. Below is a summary of our interest rate swap and cap contracts open as of December 31, 2010 and 2009:

Derivatives not designated as hedging instruments under ASC 815(a)
As of December 31, 2010	Pay Rate	Receive Rate		Notional Amount	Fair Value	Statement of Assets and Liabilities Location
Expiration Date
May 2013	1.6000%	3-Month LIBOR	(b)	$100,000,000	$(1,495,761)	Interest rate swap contracts, at fair value
June 2013	1.3775%	3-Month LIBOR	(b)	300,000,000	(2,718,389)	Interest rate swap contracts, at fair value
July 2013	1.3650%	3-Month LIBOR	(b)	300,000,000	(2,484,208)	Interest rate swap contracts, at fair value
December 2013	1.3088%	3-Month LIBOR	(b)	400,000,000	(776,014)	Interest rate swap contracts, at fair value(c)
December 2013	1.2813%	3-Month LIBOR	(b)	500,000,000	(539,051)	Interest rate swap contracts, at fair value
December 2013	1.2640%	3-Month LIBOR	(b)	400,000,000	(255,360)	Interest rate swap contracts, at fair value(c)
December 2013	1.3225%	3-Month LIBOR	(b)	400,000,000	(904,287)	Interest rate swap contracts, at fair value(c)
July 2014	1.7200%	3-Month LIBOR	(b)	100,000,000	(732,908)	Interest rate swap contracts, at fair value
July 2014	1.7325%	3-Month LIBOR	(b)	250,000,000	(1,786,556)	Interest rate swap contracts, at fair value
August 2014	1.3530%	3-Month LIBOR	(b)	200,000,000	1,529,006	Interest rate swap contracts, at fair value
September 2014	1.3120%	3-Month LIBOR	(b)	500,000,000	5,460,027	Interest rate swap contracts, at fair value
October 2014	1.1725%	3-Month LIBOR	(b)	240,000,000	4,059,533	Interest rate swap contracts, at fair value

Total				$3,690,000,000	$(643,968)

Expiration Date		Cap Rate		Notional Amount	Fair Value	Statement of Assets and Liabilities Location
December 2014		2.0725%		$200,000,000	$4,752,395	Interest rate cap contracts, at fair value
October 2015		1.4275%		300,000,000	15,339,727	Interest rate cap contracts, at fair value
November 2015		1.3600%		200,000,000	10,891,514	Interest rate cap contracts, at fair value

Total				$700,000,000	$30,983,636

As of December 31, 2009	Pay Rate	Receive Rate		Notional Amount	Fair Value	Statement of Assets and Liabilities Location
Expiration Date
April 2012	1.6910%	3-Month LIBOR	(b)	$240,000,000	$(543,716)	Interest rate swap contracts, at fair value
June 2012	2.2660%	3-Month LIBOR	(b)	200,000,000	(2,558,748)	Interest rate swap contracts, at fair value
July 2012	2.1250%	3-Month LIBOR	(b)	200,000,000	(1,822,869)	Interest rate swap contracts, at fair value
November 2013	2.2125%	3-Month LIBOR	(b)	100,000,000	1,131,487	Interest rate swap contracts, at fair value

Total				$740,000,000	$(3,793,846)

		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging Instruments under ASC 815(a)	Location of Gain or (Loss) Recognized in Income on Derivative	Years Ended December 31,
		2010	2009	2008
Interest rate swap and cap contracts	Net gain (loss) from swap and cap contracts	$(38,914,851)	$(9,718,270)	$(28,558,957)

(a)	See note 2 for additional information on the Company’s purpose for entering into interest rate swaps and caps and the decision not to designate them as hedging instruments.
(b)	London InterBank Offered Rate (“LIBOR”).
(c)	This contract is subject to master netting arrangements and has been netted against an asset balance with the same counterparty on the statement of assets and liabilities.

Credit Risk

At December 31, 2010 and 2009, the Company reduced its exposure to credit losses on its mortgage assets by purchasing Agency RMBS. The payment of principal and interest on the Agency RMBS are guaranteed by Freddie Mac, Fannie Mae and Ginnie Mae. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the United States government. While it is hoped that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy their guarantees of Agency RMBS.

The Company’s CLOs do not have the backing of Fannie Mae, Freddie Mac or Ginnie Mae. Payment of principal and interest is dependent on the performance of the underlying loans, which are subject to borrower default and possible losses.

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

December 31, 2010
Outstanding borrowings	$3,443,843
Interest accrued thereon	$1,084
Weighted average borrowing rate	0.32%
Weighted average remaining maturity (in days)	39.3
Fair value of the collateral(1)	$3,657,185

December 31, 2009
Outstanding borrowings	$1,372,708
Interest accrued thereon	$354
Weighted average borrowing rate	0.28%
Weighted average remaining maturity (in days)	27.6
Fair value of the collateral(1)	$1,445,191

(1)	Collateral for borrowings consists of Agency RMBS.

At December 31, 2010 and 2009, the Company did not have any repurchase agreements where the amount at risk exceeded 10% of net assets.

6. SHARE CAPITAL

The Company authorized 500,000,000 shares of common stock having par value of $0.01 per share. As of December 31, 2010 and December 31, 2009, the Company had issued and outstanding 59,550,836 and 18,756,512 shares of common stock, respectively, and warrants to purchase an additional 15,200 and 78,190 shares of common stock, respectively. The Company issued 40,794,324 and 11,093,806 shares of common stock during the years ended December 31, 2010 and 2009, respectively.

Below is a description of the warrants outstanding at December 31, 2010 and December 31, 2009:

December 31, 2010

Expiration	Additional shares of common stock	Exercise Price
April 30, 2011	15,200	$11.00

December 31, 2009

Expiration	Additional shares of common stock	Exercise Price
April 30, 2011	78,190	$11.00

The Company also authorized 50,000,000 shares of preferred stock having a par value of $0.01 per share. As of December 31, 2010 and 2009, no such shares were issued or outstanding.

On June 17, 2009, the Company closed its initial public offering of 10,465,000 shares of its common stock at a public offering price of $11.00 per share for total net proceeds of approximately $105.8 million, after the underwriting discount and commissions and expenses. On June 30, 2010, the Company closed a public offering of 10,925,000 shares of its common stock at a public offering price of $12.50 per share for total net proceeds of approximately $129.4 million, after the underwriting discount and commissions and expenses. On September 24, 2010, the Company closed a public offering of 14,950,000 shares of its common stock at a public offering price of $12.95 per share for total net proceeds of approximately $184.7 million, after the underwriting discount and commissions and expenses. On December 15, 2010, the Company closed a public offering of 13,972,500 shares of its common stock at a public offering price of $12.46 per share for total net proceeds of approximately $166.9 million, after the underwriting discount and commissions and expenses.

The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of common stock by reinvesting some or all of the cash dividends received on shares of common stock. This plan became effective on June 22, 2010. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. From June 22, 2010 to December 31, 2010 the Company issued 607,902 shares under the plan raising approximately $8.0 million of net proceeds. As of December 31, 2010, there were approximately 9.4 million shares available for issuance under this plan.

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

The exercise price for any stock option granted under the 2006 Stock Incentive Plan may not be less than 100% of the fair value of the shares of common stock at the time the common stock option is granted. Each common stock option must terminate no later than ten years from the date it is granted. The 2006 Stock Incentive Plan authorizes a total of 3,333,333 shares that may be used to satisfy awards under the plan. New shares will be issued on the exercise of any option. As of December 31, 2010 and 2009 the remaining shares to be authorized under the 2006 Stock Incentive Plan were 2,064,492 and 2,386,848, respectively.

On November 3, 2010 (the “Grant Date”) the Committee approved grants (the “Restricted Stock Grants”) of an aggregate of 300,000 shares of the Company’s common stock to certain employees of Sharpridge. Sharpridge serves as a sub-advisor to the Manager. The Restricted Stock Grants were awarded pursuant to the Company’s 2006 Stock Incentive Plan. The Restricted Stock Grants to those employees of Sharpridge that also serve as executive officers of the Company are each made pursuant to the five year vesting schedule described below.

The Committee approved the Restricted Stock Grants as part of its review of the Company’s long-term compensation planning, and as a way to acknowledge and reward the employees of Sharpridge for their service to the Company and the Manager, and to incentivize and retain the Company’s executive officers. In connection with the Restricted Stock Grants, the Committee approved two separate forms of Restricted Stock Award Agreements. For grants of an aggregate 40,000 shares, the shares will vest ratably over a three year vesting period, one-third of such shares vesting on each of the first three anniversary dates of the Grant Date. For grants of an aggregate 260,000 shares, the shares will vest ratably over a five year vesting period, one-fifth of such shares vesting on each of the first five anniversary dates of the Grant Date.

Restricted common stock granted to certain directors vests over a one-year period. The following table summarizes restricted common stock transactions for the years ended December 31, 2010, 2009 and 2008:

Years ended December 31, 2008, 2009 and 2010	Officers and Employees(1)	Directors	Total
Unvested Shares as of December 31, 2007	162,617	7,334	169,951
Issued (Weighted average grant date fair value $15.75)	—	10,154	10,154
Vested	(81,310)	(6,333)	(87,643)

Unvested Shares as of December 31, 2008	81,307	11,155	92,462
Issued (Weighted average grant date fair value $13.61)	538,000	14,988	552,988
Vested	(81,307)	(11,155)	(92,462)

Unvested Shares as of December 31, 2009	538,000	14,988	552,988
Issued (Weighted average grant date fair value $13.35)	300,000	22,356	322,356
Vested	(83,999)	(14,988)	(98,987)

Unvested Shares as of December 31, 2010	754,001	22,356	776,357

(1)	Includes grants to the Company’s executive officers and certain officers and Manager Designees.

Pursuant to ASC 718 the Company is required to value any unvested shares of restricted common stock granted to the Company’s executive officers and Manager Designees at the fair value at each reporting period. The Company valued the unvested restricted common stock at $12.91 and $13.51 per share at December 31, 2010 and 2009, respectively. Unrecognized compensation cost related to unvested restricted common stock granted as of December 31, 2010 and 2009 was $9.7 million and $7.3 million, respectively. The total fair value of restricted stock awards vested during the years ended December 31, 2010, 2009 and 2008 were $1.2 million, $1.4 million and $1.4 million, respectively based upon the fair market value of the Company’s common stock on the vesting date.

There were no common stock options granted during the years ended December 31, 2010 and 2009. As of December 31, 2010 and 2009, there were 131,088 options outstanding, all of which were vested and exercisable, with a weighted average exercise price of $30.00. The common stock options were remeasured during the vesting period using the Black-Scholes model based on the following assumptions:

	Years ended December 31,
	2009	2008
Expected life	7.0 years	7.1 years
Discount rate	2.832%	2.329%
Volatility	86.78%	84.62%
Dividend yield	15.69%	32.44%

The estimated fair value of the common stock options was $3.31 and $2.14 per share for the years ended December 31, 2009 and 2008, respectively. The components of share based compensation expense for each period were as follows:

	Years ended December 31,
	2010	2009	2008
Options granted to CEO	$—	$57,278	$72,637
Restricted shares granted to officers and Manager Designees(1)	1,185,023	747,170	1,017,473
Restricted shares granted to certain directors	274,422	180,605	190,167

Total shared based compensation expense	$1,459,445	$985,053	$1,280,277

(1)	Includes grants to the Company’s executive officers and Manager Designees.

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

For the years ended December 31, 2010, 2009 and 2008 the Company incurred the following in base management fees and expense reimbursement:

	Years ended December 31,
	2010	2009	2008
Base Management Fees	$5,469,372	$2,778,340	$1,609,990
Expense Reimbursement	618,905	854,665	944,549

Total	$6,088,277	$3,633,005	$2,554,539

9. INCOME TAXES

The Company has elected to be taxed as a REIT under Section 856 of the Code and intends to continue to comply with the provisions of the Code. As a REIT, the Company generally is not subject to federal or state income tax. To maintain its qualification as a REIT, the Company must distribute at least 90% of its REIT taxable income to its stockholders each year and meet certain other tests relating to assets and income. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes. Under certain circumstances, even though the Company qualifies as a REIT, federal income and excise taxes may be due on its undistributed taxable income. No provision for income taxes has been provided in the accompanying financial statements related to the REIT because the Company has paid or will pay dividends in amounts that exceed at least 90% of its current year taxable income.

Book/tax differences primarily relate to amortization of realized losses on swaps, related party management compensation expense and income on CLOs.

The tax character of the $2.35 of distributions declared to shareholders during 2010 is estimated to be $0.98 as ordinary income $0.07 as capital gain and $1.30 as return of capital. Upon filing the December 31, 2009 tax return, the tax character of the $2.10 of distributions declared to shareholders during 2009 was determined to be $0.48 as ordinary income and $1.62 as return of capital.

The estimated federal tax cost and the tax basis components of distributable earnings were as follows:

As of December 31, 2010
Cost of investments	$6,331,907,460

Gross appreciation	$39,291,730
Gross depreciation	(40,150,647)

Net unrealized appreciation (depreciation)	$(858,917)

Undistributed ordinary income	$—

Capital loss carryforwards	$(23,068,579)

As of December 31, 2010, the Company had estimated capital loss carryforwards available to offset future realized gains. Such losses are subject to an annual and future limitations in accordance with Internal Revenue Code section 382 and expire as follows:

December 31, 2012	$(15,274,343)
December 31, 2013	(7,745,897)
December 31, 2014	(48,339)

$(23,068,579)

As of December 31, 2010 and 2009, the Company’s estimated undistributed taxable income was approximately $0. No income tax provision was recorded for the years ended December 31, 2010, 2009 and 2008.

10. CONTINGENCIES

The Company enters into certain contracts that contain a variety of indemnifications, principally with the Manager and brokers. The maximum potential amount of future payment the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2010 and 2009.

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

The notional amounts of the swap contracts do not represent the Company’s risk of loss due to counterparty nonperformance. The Company’s exposure to credit risk associated with counterparty nonperformance on swap contracts is limited to the unrealized gains, if any, inherent in such contracts which are recognized in the statement of assets and liabilities. Any counterparty nonperformance of these transactions is not expected to have a material effect on the Company’s financial condition.

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

The Company’s principal trading activities are primarily with brokers and other financial institutions located in North America. All securities transactions of the Company are cleared by multiple major securities firms pursuant to customer agreements. At December 31, 2010 and 2009, substantially all the investments in securities and receivable for securities sold are positions with and amounts due from these brokers. The Company had substantially all of its individual counterparty concentrations with these brokers and their affiliates.

12. FINANCIAL HIGHLIGHTS

In accordance with financial reporting requirements applicable to investment companies, the Company has included below certain financial highlight information for the years ended December 31, 2010, 2009 and 2008.

	Per Share
	Years ended December 31,
	2010		2009		2008
Net asset value, beginning of period	$13.02		$12.89		$19.75
Net income (loss):
Net investment income	2.07	(a)	2.55	(a)	3.26	(a)
Net gain (loss) from investments and swap and cap contracts	(1.30	)(a)	2.23	(a)	(8.63	)(a)

Net income (loss)	0.77		4.78		(5.37)

Capital transactions:
Distributions to shareholders	(1.03	)(a)	(0.45	)(a)	(1.30	)(a)
Tax return of capital distributions	(1.27	)(a)	(1.49	)(a)	—
Issuance of common shares and amortization of related party management compensation	0.10	(a)	(2.71	)(a)	(0.19	)(a)

Net decrease in net asset value from capital transactions	(2.20)		(4.65)		(1.49)

Net asset value, end of period	$11.59		$13.02		$12.89

Total return (%)	6.68%		16.06%		(28.15)%
Ratios to Average Net Assets
Expenses before interest expense	2.68%		3.93%		7.03	%(b)
Expenses	3.97%		6.43%		28.78	%(b)
Net investment income	15.35%		19.09%		21.54%

(a)

Calculated based on average shares outstanding during the period. Average shares outstanding include vested and unvested restricted shares and differs from weighted average shares outstanding used in calculating EPS (see note 3).

(b)	Includes expensing offering costs, a non-recurring expense, which amounted to $2,274,362, or 2.06% of average net assets.

13. SUBSEQUENT EVENTS

On January 1, 2011, an aggregate of 6,984 shares of restricted common stock were granted to certain directors as a portion of their compensation for serving on the Company’s board of directors. On January 25, 2011, the Company issued 34 shares of common stock as part of the Company’s Dividend Reinvestment and Direct Stock Purchase Plan.

14. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Investment Income—Interest Income	$25,025,293	$16,311,419	$17,265,278	$16,936,967
Total expenses	5,305,664	3,826,063	3,167,106	3,217,849

Net investment income	19,719,629	12,485,356	14,098,172	13,719,118
Net gain (loss) from investments	(66,125,063)	28,576,016	32,367,676	6,464,303
Net gain (loss) from swap and cap contracts	29,137,920	(39,152,211)	(18,860,358)	(10,040,202)

Net income (loss)	$(17,267,514)	$1,909,161	$27,605,490	$10,143,219

Net income (loss) per common share (diluted)	$(0.38)	$0.05	$1.46	$0.54

	Three Months Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Investment Income—Interest Income	$15,767,509	$10,709,920	$9,727,375	$9,321,345
Total expenses	3,102,641	2,895,317	2,525,397	2,951,746

Net investment income	12,664,868	7,814,603	7,201,978	6,369,599
Net gain (loss) from investments	(4,320,481)	24,410,936	12,443,441	6,979,121
Net gain (loss) from swap contracts	(1,307,494)	(9,007,109)	930,877	(334,544)

Net income (loss)	$7,036,893	$23,218,430	$20,576,296	$13,014,176

Net income (loss) per common share (diluted)	$0.37	$1.28	$2.22	$1.70

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. As a result, even systems determined to be effective can provide only reasonable assurance regarding the preparation and presentation of financial statements. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on management’s assessment, the Company’s management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting. This report appears on page 59 of this annual report on Form 10-K.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2011 annual stockholders’ meeting.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2011 annual stockholders’ meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2011 annual stockholders’ meeting.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2011 annual stockholders’ meeting.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2011 annual stockholders’ meeting.

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

3. Exhibits

Exhibit Number	Description of Exhibit
3.1*	Articles of Amendment and Restatement of Cypress Sharpridge Investments, Inc.

3.2*	Bylaws of Cypress Sharpridge Investments, Inc.

3.3*	Amended and Restated Bylaws of Cypress Sharpridge Investments, Inc.

3.4**	Articles of Amendment to the Articles of Amendment and Restatement.

3.5**	Articles of Amendment to the Articles of Amendment and Restatement.

4.1*	Form of Certificate for Common Stock for Cypress Sharpridge Investments, Inc.

4.2*	Warrant Agreement, by and between Cypress Sharpridge Investments, Inc. and National City Bank, dated as of May 22, 2008.

4.3*	First Amendment to Warrant Agreement, by and between Cypress Sharpridge Investments, Inc. and National City Bank, dated as of June 11, 2008.

10.1*	License Agreement, between Cypress Sharpridge Investments, Inc. and The Cypress Group L.L.C., dated as of February 10, 2006.

10.2*	License Agreement, between Cypress Sharpridge Investments, Inc. and Sharpridge Capital Management, L.P., dated as of February 10, 2006.

10.3*†	2006 Stock Incentive Plan.

10.4***†	Forms of Restricted Stock Award Agreements.

10.5*†	Form of Stock Option Agreement.

10.6*	Second Amended and Restated Management Agreement, by and between Cypress Sharpridge Investments, Inc. and Cypress Sharpridge Advisors LLC, effective as of January 1, 2009.

10.7*	Form of Indemnification Agreement.

12.1	Statement re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

Exhibit Number	Description of Exhibit
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File No. 333-142236).
**	Incorporated by reference from the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 10, 2010.
***	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2010; the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 22, 2009 and to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File No. 333-142236).
†	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

Dated: February 7, 2011	By:	/s/ KEVIN E. GRANT
Kevin E. Grant
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Signature	Title	Date

/s/ KEVIN E. GRANT Kevin E. Grant	Chief Executive Officer, President; Director; Chairman of the Board (Principal Executive Officer)	February 7, 2011

/s/ FRANCES SPARK Frances Spark	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 7, 2011

/s/ DOUGLAS CROCKER, II Douglas Crocker, II	Director	February 7, 2011

/s/ JEFFREY P. HUGHES Jeffrey P. Hughes	Director	February 7, 2011

/s/ STEPHEN P. JONAS Stephen P. Jonas	Director	February 7, 2011

/s/ RAYMOND A. REDLINGSHAFER Raymond A. Redlingshafer	Director	February 7, 2011

/s/ JAMES A. STERN James A. Stern	Director	February 7, 2011

/s/ DAVID A. TYSON, PHD David A. Tyson, PhD	Director	February 7, 2011

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1*	Articles of Amendment and Restatement of Cypress Sharpridge Investments, Inc.

3.2*	Bylaws of Cypress Sharpridge Investments, Inc.

3.3*	Amended and Restated Bylaws of Cypress Sharpridge Investments, Inc.

3.4**	Articles of Amendment to the Articles of Amendment and Restatement.

3.5** 4.1* 4.2*

Articles of Amendment to the Articles of Amendment and Restatement.

Form of Certificate for Common Stock for Cypress Sharpridge Investments, Inc.

Warrant Agreement, by and between Cypress Sharpridge Investments, Inc. and National City Bank, dated May 22, 2008.

4.3*	First Amendment to Warrant Agreement, by and between Cypress Sharpridge Investments, Inc. and National City Bank, dated as of June 11, 2008.

10.1*	License Agreement, between Cypress Sharpridge Investments, Inc. and The Cypress Group L.L.C., dated as of February 10, 2006.

10.2*	License Agreement, between Cypress Sharpridge Investments, Inc. and Sharpridge Capital Management, L.P., dated as of February 10, 2006.

10.3*†	2006 Stock Incentive Plan.

10.4***†	Forms of Restricted Stock Award Agreement.

10.5*†	Form of Stock Option Agreement.

10.6*	Second Amended and Restated Management Agreement, by and between Cypress Sharpridge Investments, Inc. and Cypress Sharpridge Advisors LLC, effective as of January 1, 2009.

10.7*	Form of Indemnification Agreement.

12.1	Statement re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File No. 333-142236).
**	Incorporated by reference from the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 10, 2010.
***	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2010; the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 22, 2009 and to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File No. 333-142236).
†	Compensatory plan or arrangement.