Form 10-K/A
period 2010-12-31
Cypress Sharpridge Investments, Inc.
filed 2011-04-19
CIK 1396446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission on February 8, 2011 (the “Original Filing”) to revise percentages shown in the “Projected Change in Our Net Income” column of the sensitivity analysis table for December 31, 2010 in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” under the subheading “Effect on Fair Value and Net Income.” In the Original Filing, these percentages were inadvertently calculated incorrectly, although the empirical data generated by the sensitivity analysis model was calculated correctly.

Pursuant to Rule 12b-15 under the Securities Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Exchange Act and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Annual Report on Form 10-K/A does not amend, update or change any other items or disclosures in the Annual Report on Form 10-K, as amended, and does not purport to reflect any information or events subsequent to the filing thereof.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

INDEX

Item No.		Form 10-K Report Page
	PART II

7A.	Quantitative and Qualitative Disclosures About Market Risk	1

	PART IV

15.	Exhibits and Financial Statement Schedules	5

PART II

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

December 31, 2010

Change in Interest Rates	Projected Change in the Fair Value of Our Assets	Projected Change in Our Net Income
- 75 basis points	2.79%	1.69%
- 50 basis points	1.93%	0.97%
- 25 basis points	0.99%	0.26%
No Change	0.00%	0.00%
+ 25 basis points	-1.03%	-4.05%
+ 50 basis points	-2.01%	-7.64%
+ 75 basis points	-3.19%	-11.22%

December 31, 2009

Change in Interest Rates	Projected Change in the Fair Value of Our Assets	Projected Change in Our Net Income
- 75 basis points	0.83%	2.50%
- 50 basis points	0.65%	1.35%
- 25 basis points	0.38%	0.29%
No Change	0.00%	0.00%
+ 25 basis points	-0.45%	-1.59%
+ 50 basis points	-0.98%	-4.76%
+ 75 basis points	-1.57%	-6.85%

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Exhibits

See the exhibit index attached hereto and incorporated herein by reference. The following exhibits listed on the exhibit index are filed as exhibits to the Registrant’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2010.

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

Dated: April 19, 2011	By:	/s/ KEVIN E. GRANT
Kevin E. Grant
Chairman of the Board and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1*	Articles of Amendment and Restatement of Cypress Sharpridge Investments, Inc.

3.2*	Bylaws of Cypress Sharpridge Investments, Inc.

3.3*	Amended and Restated Bylaws of Cypress Sharpridge Investments, Inc.

3.4**	Articles of Amendment to the Articles of Amendment and Restatement.

3.5** 4.1* 4.2*

Articles of Amendment to the Articles of Amendment and Restatement.

Form of Certificate for Common Stock for Cypress Sharpridge Investments, Inc.

Warrant Agreement, by and between Cypress Sharpridge Investments, Inc. and National City Bank, dated May 22, 2008.

4.3*	First Amendment to Warrant Agreement, by and between Cypress Sharpridge Investments, Inc. and National City Bank, dated as of June 11, 2008.

10.1*	License Agreement, between Cypress Sharpridge Investments, Inc. and The Cypress Group L.L.C., dated as of February 10, 2006.

10.2*	License Agreement, between Cypress Sharpridge Investments, Inc. and Sharpridge Capital Management, L.P., dated as of February 10, 2006.

10.3*†	2006 Stock Incentive Plan.

10.4***†	Forms of Restricted Stock Award Agreement.

10.5*†	Form of Stock Option Agreement.

10.6*	Second Amended and Restated Management Agreement, by and between Cypress Sharpridge Investments, Inc. and Cypress Sharpridge Advisors LLC, effective as of January 1, 2009.

10.7*	Form of Indemnification Agreement.

12.1	Statement re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1††	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

31.2††	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File No. 333-142236).
**	Incorporated by reference from the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 10, 2010.
***	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2010; the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 22, 2009 and to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File No. 333-142236).
†	Compensatory plan or arrangement.
††	Filed herewith.