Form 10-Q
period 2011-03-31
Cypress Sharpridge Investments, Inc.
filed 2011-04-21
CIK 1396446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 19, 2011
Common Stock ($0.01 par value)	82,566,553

PART I. Financial Information

Item 1.	Financial Statements

CYPRESS SHARPRIDGE INVESTMENTS, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(In thousands, except per share numbers)	March 31, 2011	December 31, 2010*
ASSETS:
Investments in securities, at fair value (including net pledged assets of $5,657,798 and $3,671,582, respectively)	$8,513,146	$6,331,048
Interest rate swap contracts, at fair value	12,818	9,113
Interest rate cap, at fair value	31,863	30,984
Cash and cash equivalents	6,001	1,510
Receivable for securities sold	200,461	—
Interest receivable	23,195	16,183
Other assets	148	429

Total assets	8,787,632	6,389,267

LIABILITIES:
Repurchase agreements	5,364,030	3,443,843
Interest rate swap contracts, at fair value	4,622	9,757
Payable for securities purchased	2,384,991	2,234,401
Distribution payable	49,536	—
Accrued interest payable (including accrued interest on repurchase agreements of $1,336 and $1,084, respectively)	13,562	9,412
Related party management fee payable	1,032	800
Accrued expenses and other liabilities	593	715

Total liabilities	7,818,366	5,698,928

Contingencies (note 8)
NET ASSETS	$969,266	$690,339

Net assets consist of:
Common Stock, $0.01 par value, 500,000 shares authorized (82,559 and 59,551 shares issued and outstanding, respectively)	$826	$596
Additional paid in capital	1,015,141	739,005
Accumulated deficit	(46,701)	(49,262)

NET ASSETS	$969,266	$690,339

NET ASSET VALUE PER SHARE	$11.74	$11.59

*	Derived from audited financial statements.

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

CONDENSED SCHEDULES OF INVESTMENTS

MARCH 31, 2011 (UNAUDITED)

INVESTMENTS IN SECURITIES—UNITED STATES OF AMERICA

(In thousands)	Face Amount	Fair Value
Fixed Income Securities - 878.3% (d)
Mortgage Pass-Through Agency RBBS - 875.8% (d)
Fannie Mae Pools - 789.7% (d)
3.000%, due 1/1/2041(a)(b)	$49,695	$50,587
3.010%, due 10/1/2040(a)(b)	57,178	58,106
3.040%, due 12/1/2040(a)(b)	190,165	193,984
3.200%, due 5/1/2041(b)	200,000	204,437
3.206%, due 12/1/2040(a)(b)	96,716	99,278
3.208%, due 11/1/2040(a)(b)	47,875	49,160
3.220%, due 7/1/2040(a)(b)	45,984	47,330
3.241%, due 3/1/2041(a)(b)	19,474	19,688
3.250%, due 4/1/2041(b)	75,000	76,969
3.250%, due 5/1/2041(b)	135,000	138,164
3.250%, due 5/1/2041(b)	50,000	51,203
3.250%, due 11/1/2040(a)(b)	49,182	50,018
3.300%, due 4/1/2041(b)	25,000	25,695
3.300%, due 5/1/2041(b)	60,000	61,519
3.308%, due 8/1/2040(a)(b)	44,390	45,629
3.310%, due 4/1/2041(b)	60,000	61,687
3.332%, due 9/1/2040(a)(b)	47,307	48,669
3.351%, due 9/1/2040(a)(b)	50,872	52,383
3.380%, due 4/1/2041(b)	50,000	50,828
3.400%, due 5/1/2041(b)	125,000	126,875
3.401%, due 4/1/2041(a)(b)	60,018	60,924
3.464%, due 11/1/2040(a)(b)	24,355	24,726
3.500%, due 1/1/2026(a)	177,029	177,743
3.500%, due 1/1/2026(a)	148,602	149,248
3.500%, due 2/1/2026(a)	99,631	100,064
3.500%, due 2/1/2026(a)	147,996	148,639
3.500%, due 2/1/2026(a)	198,314	199,176
3.500%, due 3/1/2026(a)	99,918	100,352
3.500%, due 3/1/2026(a)	55,640	55,882
3.500%, due 3/1/2026(a)	94,784	95,196
3.500%, due 12/1/2025(a)	98,829	99,227
3.500%, due 12/1/2025(a)	98,254	98,650
3.500%, due 4/1/2041	200,000	200,500
3.505%, due 8/1/2040(a)(b)	42,283	43,659
3.554%, due 7/1/2040(a)(b)	18,350	18,739
3.560%, due 7/1/2040(a)(b)	20,462	20,918
3.576%, due 8/1/2040(a)(b)	46,259	47,245
3.592%, due 7/1/2039(a)(b)	4,463	4,630
3.601%, due 8/1/2040(a)(b)	45,773	46,842
3.605%, due 8/1/2040(a)(b)	21,280	21,760
3.605%, due 10/1/2040(a)(b)	57,836	59,069
3.651%, due 6/1/2040(a)(b)	18,935	19,673
3.663%, due 7/1/2040(a)(b)	41,636	42,770
3.667%, due 7/1/2040(a)(b)	44,585	46,267

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

CONDENSED SCHEDULES OF INVESTMENTS – Continued

MARCH 31, 2011 (UNAUDITED)

	Face Amount	Fair Value
3.678%, due 8/1/2040(a)(b)	$45,946	$47,181
3.684%, due 5/1/2040(a)(b)	13,119	13,661
3.703%, due 8/1/2040(a)(b)	22,039	22,654
3.738%, due 5/1/2040(a)(b)	41,235	42,535
3.754%, due 9/1/2039(a)(b)	27,797	28,846
3.763%, due 8/1/2040(a)(b)	12,732	13,122
3.825%, due 7/1/2040(a)(b)	42,610	44,021
3.960%, due 10/1/2039(a)(b)	36,275	37,786
3.976%, due 9/1/2039(a)(b)	17,899	18,699
4.000%, due 1/1/2025(a)	39,274	40,427
4.000%, due 1/1/2025(a)	62,240	64,078
4.000%, due 1/1/2026(a)	49,312	50,768
4.000%, due 1/1/2026	49,696	51,094
4.000%, due 2/1/2025(a)	41,637	42,867
4.000%, due 2/1/2026(a)	54,682	56,313
4.000%, due 2/1/2026(a)	43,855	45,164
4.000%, due 2/1/2026(a)	15,267	15,722
4.000%, due 2/1/2026(a)	100,028	103,013
4.000%, due 3/1/2025(a)	41,472	42,697
4.000%, due 3/1/2026(a)	27,217	28,029
4.000%, due 3/1/2026(a)	203,228	209,293
4.000%, due 3/1/2026(a)	46,848	48,246
4.000%, due 3/1/2026(a)	50,210	51,709
4.000%, due 4/1/2026	101,646	104,505
4.000%, due 9/1/2030	93,581	93,981
4.000%, due 9/1/2030(a)	22,105	22,200
4.000%, due 10/1/2024(a)	10,495	10,803
4.000%, due 10/1/2025(a)	27,140	27,942
4.000%, due 10/1/2025(a)	28,648	29,494
4.000%, due 10/1/2025(a)	48,449	49,879
4.000%, due 10/1/2030(a)	49,218	49,429
4.000%, due 10/1/2030(a)	74,067	74,384
4.000%, due 10/1/2030(a)	72,957	73,269
4.000%, due 10/1/2030(a)	74,101	74,418
4.000%, due 11/1/2025(a)	48,377	49,806
4.000%, due 11/1/2025(a)	49,156	50,607
4.000%, due 11/1/2025(a)	9,807	10,097
4.000%, due 12/1/2025(a)	24,723	25,454
4.000%, due 12/1/2025(a)	73,834	76,015
4.000%, due 12/1/2025(a)	30,029	30,916
4.000%, due 12/1/2025(a)	30,606	31,295
4.000%, due 12/1/2030(a)	74,814	75,135
4.000%, due 4/1/2041	398,354	409,309
4.052%, due 6/1/2039(a)(b)	17,892	18,722
4.098%, due 9/1/2039(a)(b)	22,176	23,174
4.500%, due 6/1/2025(a)	31,750	33,361
4.500%, due 2/1/2026(a)	57,418	60,297
4.500%, due 3/1/2024(a)	14,381	15,102

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

CONDENSED SCHEDULES OF INVESTMENTS – Continued

MARCH 31, 2011 (UNAUDITED)

	Face Amount	Fair Value
4.500%, due 3/1/2025(a)	$48,017	$50,454
4.500%, due 3/1/2026(a)	75,865	79,692
4.500%, due 4/1/2025(a)	32,337	33,978
4.500%, due 4/1/2030(a)	28,538	29,520
4.500%, due 5/1/2023(a)	25,861	27,166
4.500%, due 6/1/2024(a)	17,319	18,187
4.500%, due 8/1/2024(a)	13,856	14,551
4.500%, due 9/1/2024(a)	19,849	20,844
4.500%, due 10/1/2024(a)	32,322	33,942
4.500%, due 10/1/2024(a)	35,334	37,105
4.500%, due 10/1/2024(a)	28,993	30,446
4.500%, due 10/1/2030(a)	49,249	50,943
4.500%, due 11/1/2024(a)	45,312	47,583
4.500%, due 11/1/2030(a)	49,922	51,639
4.500%, due 5/1/2030(a)	46,939	48,554
5.000%, due 4/1/2041	500,000	523,047
5.000%, due 6/1/2041	100,000	103,922
5.500%, due 2/1/2041(a)	74,874	80,158
5.500%, due 5/1/2040(a)	97,089	104,062
5.500%, due 12/1/2038(a)	21,510	23,028
5.500%, due 4/1/2041	200,000	213,875

Total Fannie Mae Pools	7,457,598	7,654,323

Freddie Mac Pools - 70.1% (d)
3.056%, due 1/1/2041(a)(b)	44,989	45,917
3.208%, due 12/1/2040(b)	48,904	50,286
3.247%, due 2/1/2041(b)	41,128	41,795
3.248%, due 1/1/2041(a)(b)	49,872	50,334
3.249%, due 12/1/2040(a)(b)	49,329	50,552
3.500%, due 4/1/2026(a)	200,160	201,124
4.000%, due 10/1/2025(a)	69,031	71,069
4.500%, due 1/1/2025(a)	31,313	32,848
4.500%, due 2/1/2025(a)	41,485	43,584
4.500%, due 5/1/2025(a)	18,282	19,207
4.500%, due 7/1/2024(a)	41,591	43,630
4.500%, due 12/1/2024(a)	14,175	14,870
4.500%, due 12/1/2024(a)	13,658	14,327

Total Freddie Mac Pools	663,917	679,543

Ginnie Mae Pools - 16.0% (d)
3.500%, due 7/20/2040(a)(b)	82,626	85,117
3.500%, due 7/20/2040(a)(b)	48,575	50,039
4.000%, due 1/20/2040(a)(b)	19,293	20,177

Total Ginnie Mae Pools	150,494	155,333

Total Mortgage Pass-Through Agency RMBS (cost - $8,477,737)	8,272,009	8,489,199

Collateralized Loan Obligation Securities - 2.5%(d)
AMMC CLO V LTD(c)	2,249	1,507
AMMC CLO VII, LTD(c)	3,900	3,042
ARES VIR CLO, LTD(c)(e)	3,775	1,510

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

CONDENSED SCHEDULES OF INVESTMENTS – Continued

MARCH 31, 2011 (UNAUDITED)

	Face Amount	Fair Value
BALLYROCK CLO 2006-2, LTD(c)	$4,270	$4,398
CARLYLE HIGH YIELD PARTNERS VIII, LTD(c)	3,000	2,370
EATON VANCE CDO IX, LTD(c)	2,500	2,413
FLAGSHIP CLO V, LTD(c)	3,750	3,244
PHOENIX CLO II, LTD (formerly AVENUE CLO V)(c)	2,000	1,640
PRIMUS CLO I, LTD(c)	2,500	2,163
TRIMARAN CLO VII, LTD(c)	2,000	1,660

Total Collateralized Loan Obligation Securities (cost - $20,074)	29,944	23,947

Total Investments in Securities (cost - $8,497,811)	$8,301,953	$8,513,146

	Notional Amount	Fair Value
Interest Rate Cap Contracts - 3.3%(d)
December 2014 Expiration, Cap Rate 2.0725%	$200,000	$4,862
October 2015 Expiration, Cap Rate 1.4275%	300,000	15,790
November 2015 Expiration, Cap Rate 1.3600%	200,000	11,211

Total Interest Rate Cap Contracts (Cost, $16,600)	$700,000	$31,863

	Notional Amount	Fair Value
Interest Rate Swap Contracts - 0.8%(d)
May 2013 Expiration, Pay Rate 1.6000%, Receive Rate 3-Month LIBOR	$100,000	$(1,192)
June 2013 Expiration, Pay Rate 1.3775%, Receive Rate 3-Month LIBOR	300,000	(1,930)
July 2013 Expiration, Pay Rate 1.365%, Receive Rate 3-Month LIBOR	300,000	(1,684)
December 2013 Expiration, Pay Rate 1.2640%, Receive Rate 3-Month LIBOR	400,000	981
December 2013 Expiration, Pay Rate 1.2813%, Receive Rate 3-Month LIBOR	500,000	1,013
December 2013 Expiration, Pay Rate 1.3088%, Receive Rate 3-Month LIBOR	400,000	505
December 2013 Expiration, Pay Rate 1.3225%, Receive Rate 3-Month LIBOR	400,000	361
April 2014 Expiration, Pay Rate 1.6700%, Receive Rate 3-Month LIBOR(f)	250,000	(28)
July 2014 Expiration, Pay Rate 1.7200%, Receive Rate 3-Month LIBOR	100,000	(253)
July 2014 Expiration, Pay Rate 1.7325%, Receive Rate 3-Month LIBOR	250,000	(577)
August 2014 Expiration, Pay Rate 1.3530%, Receive Rate 3-Month LIBOR	200,000	2,322
September 2014 Expiration, Pay Rate 1.3120%, Receive Rate 3-Month LIBOR	500,000	7,497
October 2014 Expiration, Pay Rate 1.1725%, Receive Rate 3-Month LIBOR	240,000	4,928
February 2015 Expiration, Pay Rate 2.1450%, Receive Rate 3-Month LIBOR	500,000	(3,747)

Total Interest Rate Swap Contracts (Cost, $0)	$4,440,000	$8,196

LEGEND

(a)	Securities or a portion of the securities are pledged as collateral for repurchase agreements or interest rate swap contracts.
(b)	The coupon rate shown on floating or adjustable rate securities represents the rate at March 31, 2011.
(c)

Securities exempt from registration under Rule 144A of the Securities Act of 1933. These securities may only be resold in transactions exempt from registration, normally to qualified institutional buyers. At March 31, 2011, the fair value of these securities amounted to $23,947 or 2.5% of net assets.

(d)	Percentage of net assets.
(e)	Non-income producing security.
(f)	Interest rate swap contains a one-time option to cancel at $0.

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

CONDENSED SCHEDULES OF INVESTMENTS – (Continued)

DECEMBER 31, 2010 (UNAUDITED)*

INVESTMENTS IN SECURITIES—UNITED STATES OF AMERICA

(In thousands)	Face Amount	Fair Value
Investments in Securities - 917.1% (d)
Mortgage Pass-Through Agency RMBS - 914.1% (d)
Fannie Mae Pools - 802.1% (d)
3.000%, due 1/1/2041(a)(b)	$50,363	$51,416
3.013%, due 10/1/2040(a)(b)	59,284	60,418
3.042%, due 12/1/2040(b)	194,331	199,189
3.210%, due 11/1/2040(a)(b)	49,731	50,957
3.212%, due 12/1/2040(a)(b)	100,076	103,078
3.233%, due 7/1/2040(a)(b)	47,318	48,667
3.251%, due 11/1/2040(a)(b)	49,712	50,762
3.309%, due 8/1/2040(a)(b)	47,107	48,594
3.336%, due 9/1/2040(a)(b)	48,525	49,858
3.340%, due 9/1/2040(a)(b)	55,821	57,416
3.462%, due 11/1/2040(a)(b)	24,735	25,193
3.500%, due 12/1/2025(a)	100,441	101,367
3.500%, due 1/1/2026(a)	179,924	181,582
3.500%, due 12/1/2025	4,139	4,177
3.500%, due 12/1/2025	16,274	16,424
3.500%, due 12/1/2025(a)	99,910	100,831
3.500%, due 1/1/2026	150,000	151,031
3.500%, due 2/1/2026	550,000	552,234
3.500%, due 3/1/2026	150,000	150,094
3.500%, due 4/1/2026	400,000	399,031
3.506%, due 8/1/2040(a)(b)	48,469	50,032
3.558%, due 7/1/2040(a)(b)	22,367	22,890
3.571%, due 7/1/2040(a)(b)	19,640	20,085
3.579%, due 8/1/2040(a)(b)	49,287	50,415
3.605%, due 10/1/2040(a)(b)	59,742	61,158
3.605%, due 8/1/2040(a)(b)	21,609	22,104
3.615%, due 8/1/2040(a)(b)	48,456	49,631
3.648%, due 6/1/2040(a)(b)	19,497	20,224
3.664%, due 7/1/2040(a)(b)	45,354	46,987
3.676%, due 7/1/2039(a)(b)	6,108	6,364
3.679%, due 7/1/2040(a)(b)	46,360	47,667
3.683%, due 8/1/2040(a)(b)	47,674	48,944
3.688%, due 5/1/2040(a)(b)	13,923	14,464
3.694%, due 8/1/2040(a)(b)	23,798	24,437
3.755%, due 5/1/2040(a)(b)	46,830	48,486
3.771%, due 8/1/2040(a)(b)	14,108	14,524
3.776%, due 9/1/2039(a)(b)	29,583	30,984
3.830%, due 7/1/2040(a)(b)	46,251	47,773
3.974%, due 10/1/2039(a)(b)	38,779	40,546
3.983%, due 9/1/2039(a)(b)	18,868	19,789
4.000%, due 12/1/2025(a)	25,104	25,951
4.000%, due 12/1/2030(a)	75,493	76,497
4.000%, due 1/1/2026(a)	50,369	52,069
4.000%, due 12/1/2025(a)	75,088	77,623

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

CONDENSED SCHEDULES OF INVESTMENTS – Continued

DECEMBER 31, 2010 (UNAUDITED)*

	Face Amount	Fair Value
4.000%, due 12/1/2025	$30,566	$31,598
4.000%, due 1/1/2026	50,444	51,510
4.000%, due 12/1/2025	31,096	31,859
4.000%, due 12/1/2024(a)	22,837	23,554
4.000%, due 10/1/2024(a)	11,035	11,382
4.000%, due 1/1/2025(a)	41,384	42,683
4.000%, due 1/1/2025(a)	65,069	67,265
4.000%, due 2/1/2025(a)	43,086	44,540
4.000%, due 3/1/2025(a)	43,404	44,869
4.000%, due 9/1/2030(a)	96,940	98,229
4.000%, due 9/1/2030(a)	23,974	24,293
4.000%, due 10/1/2025(a)	27,531	28,460
4.000%, due 10/1/2030(a)	49,695	50,356
4.000%, due 10/1/2030(a)	74,994	75,992
4.000%, due 10/1/2030(a)	74,413	75,402
4.000%, due 10/1/2025(a)	29,823	30,830
4.000%, due 10/1/2030(a)	74,750	75,744
4.000%, due 10/1/2025(a)	49,680	51,356
4.000%, due 11/1/2025(a)	49,461	51,130
4.000%, due 11/1/2025(a)	50,118	51,810
4.000%, due 11/1/2025(a)	9,941	10,277
4.000%, due 2/1/2026	100,000	102,734
4.063%, due 6/1/2039(a)(b)	19,102	20,082
4.096%, due 9/1/2039(a)(b)	24,491	25,701
4.500%, due 5/1/2024(a)	12,186	12,856
4.500%, due 6/1/2024(a)	20,005	20,980
4.500%, due 5/1/2024(a)	13,063	13,700
4.500%, due 6/1/2024(a)	17,943	18,817
4.500%, due 9/1/2024(a)	21,594	22,647
4.500%, due 9/1/2024(a)	21,095	22,123
4.500%, due 10/1/2024(a)	36,292	38,062
4.500%, due 9/1/2024(a)	1,937	2,031
4.500%, due 11/1/2024(a)	11,631	12,198
4.500%, due 10/1/2024(a)	38,299	40,166
4.500%, due 11/1/2024(a)	49,978	52,415
4.500%, due 10/1/2024(a)	29,910	31,368
4.500%, due 4/1/2030(a)	28,916	29,998
4.500%, due 5/1/2030(a)	48,182	49,984
4.500%, due 6/1/2025(a)	33,361	35,050
4.500%, due 10/1/2030(a)	49,664	51,522
4.500%, due 11/1/2030(a)	50,338	52,221
4.500%, due 2/1/2026	300,000	314,109
5.500%, due 9/1/2023(a)	32,265	34,714
5.500%, due 2/1/2041	200,000	213,594
6.000%, due 5/1/2037(a)	8,749	9,401
6.000%, due 4/1/2038(a)	14,299	15,555

Total Fannie Mae Pools	5,403,989	5,537,130

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

CONDENSED SCHEDULES OF INVESTMENTS – Continued

DECEMBER 31, 2010 (UNAUDITED)*

	Face Amount	Fair Value
Freddie Mac Pools - 88.6% (d)
3.052%, due 1/1/2041(a)(b)	$45,411	$46,424
3.200%, due 12/1/2040(a)(b)	50,012	51,281
3.247%, due 12/1/2040(b)	49,646	50,980
3.500%, due 3/1/2026	200,000	199,938
4.000%, due 10/1/2025(a)	73,474	75,689
4.500%, due 7/1/2024(a)	48,351	50,527
4.500%, due 2/1/2025(a)	43,717	45,739
4.500%, due 12/1/2024(a)	15,509	16,207
4.500%, due 12/1/2024(a)	15,096	15,775
4.500%, due 1/1/2025(a)	33,201	34,696
4.500%, due 5/1/2025(a)	18,565	19,423
5.500%, due 9/1/2023(a)	4,998	5,360

Total Freddie Mac Pools	597,980	612,039

Ginnie Mae Pools - 23.4% (d)
3.500%, due 7/20/2040(a)(b)	84,444	87,841
3.500%, due 7/20/2040(a)(b)	49,868	51,874
4.000%, due 1/20/2040(a)(b)	20,627	21,686

Total Ginnie Mae Pools	154,939	161,401

Total Mortgage Pass-Through Agency RMBS (cost - $6,308,441)	6,156,908	6,310,570

Collateralized Loan Obligation Securities - 3.0%(d)
AMMC CLO V LTD(c)	2,249	1,349
AMMC CLO VII, LTD(c)	3,900	2,578
ARES VIR CLO, LTD(c)(e)	3,775	1,623
BALLYROCK CLO 2006-2, LTD(c)	4,270	3,843
CARLYLE HIGH YIELD PARTNERS VIII, LTD(c)	3,000	2,250
EATON VANCE CDO IX, LTD(c)	2,500	1,915
FLAGSHIP CLO V, LTD(c)	3,750	2,363
PHOENIX CLO II, LTD (formerly AVENUE CLO V)(c)(e)	2,000	1,127
PRIMUS CLO I, LTD(c)	2,500	1,750
TRIMARAN CLO VII, LTD(c)	2,000	1,680

Total Collateralized Loan Obligation Securities (cost - $21,183)	29,944	20,478

Total Investments in Securities (cost - $6,329,624)	$6,186,852	$6,331,048

	Notional Amount	Fair Value
Interest Rate Cap Contracts - 4.5%(d)
December 2014 Expiration, Cap Rate 2.073%	$200,000	$4,752
October 2015 Expiration, Cap Rate 1.428%	300,000	15,340
November 2015 Expiration, Cap Rate 1.360%	200,000	10,892

Total Interest Rate Cap Contracts (Cost, $17,560)	$700,000	$30,984

	Notional Amount	Fair Value

Interest Rate Swap Contracts – (0.1)%(d)
May 2013 Expiration, Pay Rate 1.600%, Receive Rate 3-Month LIBOR	$100,000	$(1,496)
June 2013 Expiration, Pay Rate 1.378%, Receive Rate 3-Month LIBOR	300,000	(2,718)
July 2013 Expiration, Pay Rate 1.365%, Receive Rate 3-Month LIBOR	300,000	(2,484)

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

CONDENSED SCHEDULES OF INVESTMENTS – Continued

DECEMBER 31, 2010 (UNAUDITED)*

	Notional Amount	Fair Value
December 2013 Expiration, Pay Rate 1.3088%, Receive Rate 3-Month LIBOR	$400,000	$(776)
December 2013 Expiration, Pay Rate 1.2813%, Receive Rate 3-Month LIBOR	500,000	(539)
December 2013 Expiration, Pay Rate 1.2640%, Receive Rate 3-Month LIBOR	400,000	(255)
December 2013 Expiration, Pay Rate 1.3225%, Receive Rate 3-Month LIBOR	400,000	(904)
July 2014 Expiration, Pay Rate 1.7200%, Receive Rate 3-Month LIBOR	100,000	(733)
July 2014 Expiration, Pay Rate 1.7325%, Receive Rate 3-Month LIBOR	250,000	(1,787)
August 2014 Expiration, Pay Rate 1.353%, Receive Rate 3-Month LIBOR	200,000	1,529
September 2014 Expiration, Pay Rate 1.312%, Receive Rate 3-Month LIBOR	500,000	5,460
October 2014 Expiration, Pay Rate 1.1725%, Receive Rate 3-Month LIBOR	240,000	4,059

Total Unrealized Appreciation (Depreciation) on Interest Rate Swap Contracts (Cost, $0)	$3,690,000	$(644)

LEGEND

*	Derived from audited financial statements.
(a)	Securities or a portion of the securities are pledged as collateral for repurchase agreements or interest rate swap contracts.
(b)	The coupon rate shown on floating or adjustable rate securities represents the rate at December 31, 2010.
(c)

Securities exempt from registration under Rule 144A of the Securities Act of 1933. These securities may only be resold in transactions exempt from registration, normally to qualified institutional buyers. At December 31, 2010, the fair value of these securities amounted to $20,478 or 3.0% of net assets.

(d)	Percentage of net assets.
(e)	Non-income producing security.

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(In thousands, except per share numbers)	2011	2010
INVESTMENT INCOME - Interest income	$40,980	$16,937

EXPENSES:
Interest	3,104	986
Management fees	2,840	1,076
Related party management compensation	544	331
General, administrative and other	1,034	825

Total expenses	7,522	3,218

Net investment income	33,458	13,719

GAINS AND (LOSSES) FROM INVESTMENTS:
Net realized gain (loss) on investments	5,909	(7,253)
Net unrealized appreciation (depreciation) on investments	13,911	13,717

Net gain (loss) from investments	19,820	6,464

GAINS AND (LOSSES) FROM SWAP AND CAP CONTRACTS:
Net swap and cap interest income (expense)	(11,859)	(3,294)
Net unrealized appreciation (depreciation) on swap and cap contracts	10,678	(6,746)

Net gain (loss) from swap and cap contracts	(1,181)	(10,040)

NET INCOME	$52,097	$10,143

NET INCOME PER COMMON SHARE BASIC & DILUTED	$0.74	$0.54

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(In thousands)	Three Months Ended March 31, 2011
Net income:
Net investment income	$33,458
Net realized gain (loss) on investment securities	5,909
Net unrealized appreciation (depreciation) on investments	13,911
Net gain (loss) on swap and cap contracts	(1,181)

Net income	52,097

Capital transactions:
Net proceeds from issuance of common shares	275,822
Distributions to shareholders	(49,536)
Amortization of related party compensation	544

Increase in net assets from capital transactions	226,830

Total increase in net assets	278,927

Net assets:
Beginning of period	690,339

End of period	$969,266

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,097	$10,143
Adjustments to reconcile net income to net cash used in operating activities:
Purchase of investment securities	(2,755,907)	(281,251)
Proceeds from disposition of investment securities	402,841	186,004
Principal repayments of investment securities	184,984	144,651
Amortization of related party compensation	544	330
Amortization of premiums on investment securities	5,804	2,241
Amortization of premiums on interest rate cap contracts	960	—
Net realized (gain) loss on investment securities	(5,909)	7,253
Net unrealized (appreciation) depreciation on swap and cap contracts	(10,678)	6,746
Net unrealized (appreciation) depreciation on investments	(13,911)	(13,717)
Change in assets and liabilities:
Receivable for securities sold	(200,461)	(22,103)
Interest receivable	(7,012)	79
Other assets	281	(85)
Payable for securities purchased	150,590	(147,448)
Accrued interest payable	4,150	1,535
Related party management fee payable	232	(3)
Accrued expenses and other liabilities	(122)	(55)

Net cash used in operating activities	(2,191,517)	(105,680)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	7,963,285	4,110,678
Repayments of repurchase agreements	(6,043,099)	(3,995,796)
Net proceeds from issuance of common shares	275,822	—
Distributions paid	—	(10,316)

Net cash provided by financing activities	2,196,008	104,566

Net increase (decrease) in cash and cash equivalents	4,491	(1,114)
CASH AND CASH EQUIVALENTS - Beginning of period	1,510	1,890

CASH AND CASH EQUIVALENTS - End of period	$6,001	$776

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$11,616	$3,109

SUPPLEMENTAL DISCLOSURES OF NONCASH FLOW INFORMATION:
Distributions declared, not yet paid	$49,536	$10,318

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

The Company has elected to be taxed and intends to continue to qualify as a real estate investment trust (“REIT”) and is required to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), with respect thereto. The Company’s strategy had been to invest a majority of its capital in residential mortgage-backed securities that are issued and guaranteed by a federally chartered corporation (“Agency RMBS”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government such as the Government National Mortgage Association (“Ginnie Mae”), and subordinated tranches of asset-backed securities, including collateralized debt or loan obligations (“CLOs”). In March 2008, the board of directors amended the investment guidelines, pursuant to which the Company was mandated to invest exclusively in Agency RMBS. In March 2010, the board of directors further amended the investment guidelines so that the Company may also invest in collateralized mortgage obligations issued by Fannie Mae, Freddie Mac or Ginnie Mae. The Company’s common stock trades on the New York Stock Exchange under the symbol “CYS”.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for investment companies (“GAAP”) and the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The interim unaudited financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2010, included in the annual report on Form 10-K. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

Segment Reporting

The Company operates as a single segment reporting to the Chief Executive Officer, who manages the entire investment portfolio.

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

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Clarification of the Scope of Audit and Accounting Guide Investment Companies (“ASC 946”), prior to its deferral in February 2008. Under ASC 946, the Company uses financial reporting for investment companies, and accordingly, its investments, including its interest rate swap and cap contracts, are carried at fair value with changes in fair value included in earnings. Consequently, there is no impact to designating interest rate swaps and caps as cash flow or fair value hedges under GAAP.

The Company is exposed to credit loss in the event of nonperformance by the counterparty to the swap or cap, limited to any gains recognized. However, as of March 31, 2011 and December 31, 2010 the Company did not anticipate nonperformance by any counterparty. Should interest rates move unexpectedly, the Company may not achieve the anticipated benefits of the interest rate swap or cap and may realize a loss.

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

Agency RMBS

The Company’s investments in Agency RMBS consist of whole-pool pass-through certificates backed by fixed rate, monthly reset adjustable-rate loans (“ARMs”) and hybrid ARMs, the principal and interest of which is guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Hybrid ARMs have interest rates that have an initial fixed period (typically three, five, seven or ten years) and thereafter reset at regular intervals in a manner similar to ARMs.

Forward Settling Transactions

The Company may engage in forward settling transactions. The Company records forward settling transactions on the trade date and maintains security positions such that sufficient liquid assets will be available to make payment on the settlement date for the securities purchased. Securities purchased on a forward settling basis are carried at fair value and begin earning interest on the settlement date. Losses may occur on these transactions due to changes in market conditions or the failure of counterparties to perform under the contract. The Company may transact in To-Be-Announced Securities (“TBAs”). As with other forward settling transactions, a seller agrees to issue TBAs at a future date. However, the seller does not specify the particular securities to be delivered. Instead, the Company agrees to accept any security that meets specified terms such as issuer, interest rate and terms of underlying mortgages. The Company records TBAs on the trade date utilizing information associated with the specified terms of the transaction as opposed to the specific mortgages. TBAs are carried at fair value and begin earning interest on the settlement date. Losses may occur due to the fact that the actual underlying mortgages received may be less favorable than those anticipated by the Company. As of March 31, 2011 and December 31, 2010, the Company had pledged Agency RMBS with a fair value of $2.2 million and $10.1 million, respectively, on its open forward settling and TBA transactions.

Collateralized Debt or Loan Obligations

The Company has investments in Collateralized debt obligations and collateralized loan obligations (collectively “CLOs”), which are securities backed by pools of variously rated loans or bonds. Underwriters of CLOs package a large and diversified pool of loans or bonds, including high risk, high yield bonds, which is then separated into “tiers.” Typically, the top tier represents the last tier to take losses and therefore the lowest risk and pays the lower interest rate; a middle tier would take losses prior to the top tier and therefore has more risk than the top tier so it pays a higher rate than the top tier; the bottom tier takes losses first and therefore represents the highest risk and, instead of receiving a fixed interest rate, may receive the residual interest payments from the pool.

Repurchase Agreements

Repurchase agreements are borrowings which are collateralized by the Company’s Agency RMBS and are carried at their amortized cost, which approximates their fair value due to their short term nature, generally 30-90 days. The Company has not elected to fair value these liabilities under ASC 825 Financial Instruments, and consequently has not included these in any ASC 820 Fair Value Measurements and Disclosures. Should fair value be elected under ASC 825, such liabilities would be included in the leveling tables required under ASC 820. The Company’s repurchase agreement counterparties are large institutional dealers in fixed income securities. Collateral is valued daily and counterparties may require additional collateral when appropriate. At March 31, 2011 and December 31, 2010, Agency RMBS owned with a fair value of approximately $5,647.7 million and $3,657.2 million, respectively, have been pledged as collateral for repurchase agreements for which the counterparty has the right to sell or repledge.

Investment Transactions and Income

The Company records its transactions in securities on a trade date basis. Realized gains and losses on securities transactions are recorded on an identified cost basis. Interest income and expense are recorded on the accrual basis. Interest income on Agency RMBS is accrued based on outstanding principal amount of the securities and their contractual terms. Interest on CLOs is accrued at a rate determined based on estimated future cash flows and adjusted prospectively as future cash flow amounts are recast. For CLOs placed on nonaccrual status or when the Company cannot reliably estimate cash flows, the cost recovery method is used. Amortization of premium and accretion of discount are recorded using the yield to maturity method, and are included in interest income in the statement of operations.

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

Recent Accounting Pronouncements

The FASB has recently issued or discussed a number of proposed standards on such topics as financial statement presentation, revenue recognition, financial instruments, hedging, contingencies and fair value. Some of the proposed changes are potentially significant and could have a material impact on the Company’s reporting. The Company has not yet fully evaluated the potential impact of these proposals but will make such an evaluation as the standards are finalized.

3. EARNINGS PER SHARE

Components of the computation of basic and diluted EPS were as follows (in thousands, except per share numbers):

	Three Months Ended March 31,
	2011	2010
Net income	$52,097	$10,143
Less dividends paid:
Common shares	(49,068)	(10,013)
Unvested shares	(468)	(305)

Undistributed earnings	$2,561	(175)

Basic weighted average shares outstanding:

Common shares	70,153	18,207

Basic earnings per common share:
Distributed earnings	$0.70	$0.55
Undistributed earnings	0.04	(0.01)

Basic earnings per common share	$0.74	$0.54

Diluted weighted average shares outstanding:
Common shares	70,153	18,207
Net effect of dilutive warrants (1)	2	13

	70,155	18,220

Diluted earnings per common share:
Distributed earnings	$0.70	$0.55
Undistributed earnings	0.04	(0.01)

Diluted earnings per common share	$0.74	$0.54

(1)

The impact of equity instruments is not included in the computation of EPS for periods in which their inclusion would be anti-dilutive. For the three months ended March 31, 2011 and 2010, the Company had an aggregate of 131,000 stock options outstanding with a weighted average exercise price of $30.00 that were not included in the calculation of EPS for the three months ended March 31, 2011 and 2010, as their inclusion would have been anti-dilutive. These equity instruments may have a dilutive impact on future EPS.

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

The following tables provide a summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

March 31, 2011

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Agency RMBS	$—	$8,489,199	$—	$8,489,199
CLOs	—	—	23,947	23,947
Interest rate cap contracts	—	31,863	—	31,863
Interest rate swap contracts (a)	—	12,818	—	12,818

Total	$—	$8,533,880	$23,947	$8,557,827

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Interest rate swap contracts	$—	$4,622	$—	$4,622

December 31, 2010

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Agency RMBS	$—	$6,310,570	$—	$6,310,570
CLOs	—	—	20,478	20,478
Interest rate cap contracts	—	30,984	—	30,984
Interest rate swap contracts (a)	—	9,113	—	9,113

Total	$—	$6,350,667	$20,478	$6,371,145

Liabilities
Interest rate swap contracts	$—	$9,757	$—	$9,757

(a)	Subject to master netting arrangements

The table below presents a reconciliation of changes in assets classified as Level 3 in the Company’s financial statements for the three months ended March 31, 2011. There were no changes in the three months ended March 31, 2010. A discussion of the method of fair valuing these assets is included above in “Investment Valuation.” Net unrealized appreciation (depreciation) on the assets is included in net unrealized appreciation (depreciation) on investments in the statement of operations.

Fair Value Reconciliation, Level 3

(in thousands)

Three Months Ended March 31, 2011
CLOs
Beginning balance Level 3 assets	$20,478
Change in net unrealized appreciation (depreciation)	4,577
Cash payments recorded as a reduction of cost basis	(1,108)
Transfers into Level 3	—

Ending balance Level 3 assets	$23,947

The Agency RMBS portfolio consisted of Agency RMBS as follows:

March 31, 2011

	Par Value	Fair Value	Weighted Average
Asset Type	(in thousands)		Cost/Par	Fair Value/Par	MTR(1)		Coupon	CPR(2)
15 Year Fixed Rate	$4,033,535	$4,123,587	$102.21	$102.23	N/A		3.88%	11.0%
20 Year Fixed Rate	635,489	643,471	102.36	101.26	N/A		4.14%	3.9%
30 Year Fixed Rate	993,473	1,048,091	104.36	105.50	N/A		5.20%	33.2%
Hybrid ARMs	2,609,512	2,674,050	102.24	102.47	62.9		3.37%	14.4%

Total/Weighted Average	$8,272,009	$8,489,199	$102.49	$102.63	62.9	(3)	3.90%	11.4%

December 31, 2010

	Par Value	Fair Value	Weighted Average
Asset Type	(in thousands)		Cost/Par	Fair Value/Par	MTR(1)		Coupon	CPR(2)
15 Year Fixed Rate	$3,549,194	$3,622,862	$102.16	$102.08	N/A		3.87%	23.1%
20 Year Fixed Rate	647,360	660,237	102.38	101.99	N/A		4.14%	6.9%
30 Year Fixed Rate	223,047	238,549	105.60	106.95	N/A		5.55%	28.2%
Hybrid ARMs	1,737,307	1,788,922	102.70	102.97	63.2		3.43%	18.4%

Total/Weighted Average	$6,156,908	$6,310,570	$102.46	$102.50	63.2	(3)	3.83%	18.9%

(1)

“Months to Reset” is the number of months remaining before the fixed rate on a hybrid ARM becomes a variable rate. At the end of the fixed period, the variable rate will be determined by the margin and the pre-specified caps of the ARM. After the fixed period, 100% of the hybrid ARMS in the portfolio reset annually.

(2)

CPR, or “Constant Prepayment Rate,” is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year. Specifically, the constant prepayment rate is an annualized version of the prior three month prepayment rate. Securities with no prepayment history are excluded from this calculation.

(3)	Weighted average months to reset of our Hybrid ARM portfolio.

As of March 31, 2011 and December 31, 2010, the Company’s Agency RMBS were purchased at a net premium to their par value due to the average interest rates on these investments being higher than prevailing market rates. As of March 31, 2011 and December 31, 2010, approximately $206.3 million and $152.7 million, respectively, of unamortized premium was included in the cost basis of the securities.

Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of March 31, 2011 and December 31, 2010, the average final contractual maturity of the Company’s Agency RMBS portfolio is in year 2032 and 2031, respectively. Based on current estimates, the Agency RMBS will have a weighted average expected life of less than five years. Interest income on Agency RMBS for the three months ended March 31, 2011 and 2010 was $40.0 million and $16.4 million, respectively.

In order to mitigate its interest rate exposure, the Company enters into interest rate swap and cap contracts. The Company did not enter into or terminate any interest rate swap or cap contracts during the three months ended March 31, 2010. Below is a summary of the Company’s interest rate swap and cap contracts transacted during the three months ended March 31, 2011 (in thousands).

Three Months Ended March 31, 2011
Trade Date	Transaction	Notional
February 2011	Opened	$500,000
March 2011	Opened	250,000

Net Increase		$750,000

As of March 31, 2011 and December 31, 2010, the Company had net pledged Agency RMBS and U.S Treasury securities with a fair value of $7.9 million and $4.3 million, respectively, as collateral on interest rate swap and cap contracts. Below is a summary of our interest rate swap and cap contracts open as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010 (dollars in thousands):

Derivatives not designated as hedging instruments under ASC 815(a)
Interest Rate Swaps	Notional Amount	Fair Value	Statement of Assets and Liabilities Location
March 31, 2011	$2,890,000	$12,818	Assets
March 31, 2011	1,550,000	(4,622)	Liabilities
December 31, 2010	2,140,000	9,113	Assets
December 31, 2010	1,550,000	(9,757)	Liabilities

Interest Rate Caps	Notional Amount	Fair Value	Statement of Assets and Liabilities Location
March 31, 2011	$700,000	$31,863	Assets
December 31, 2010	700,000	30,984	Assets

Derivatives not designated as hedging Instruments under ASC 815(a)	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
		2011	2010
Interest rate swap and cap contracts	Net gain (loss) from swap and cap contracts	$(1,181)	$(10,040)

(a)	See note 2 for additional information on the Company’s purpose for entering into interest rate swaps and caps and the decision not to designate them as hedging instruments.

Credit Risk

At March 31, 2011 and December 31, 2010, the Company continued to minimize its exposure to credit losses on its mortgage assets by purchasing Agency RMBS. The payment of principal and interest on Agency RMBS is guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the United States government. While it is hoped that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy their guarantees of Agency RMBS.

The Company’s CLOs do not have the backing of Fannie Mae, Freddie Mac or Ginnie Mae. Payment of principal and interest is dependent on the performance of the underlying loans, which are subject to borrower default and possible losses.

5. BORROWINGS

The Company leverages its Agency RMBS portfolio through the use of repurchase agreements. Each of the borrowing vehicles used by the Company bears interest at floating rates based on a spread above or below the London InterBank Offered Rate (“LIBOR”). The fair value of borrowings under repurchase agreements approximates their carrying amount due to the short-term nature of these financial instruments.

Certain information with respect to the Company’s borrowings is summarized in the following tables. Each of the borrowings listed is contractually due in one year or less (dollars in thousands).

March 31, 2011
Outstanding borrowings	$5,364,030
Interest accrued thereon	$1,336
Weighted average borrowing rate	0.29%
Weighted average remaining maturity (in days)	35.6
Fair value of the collateral(1)	$5,647,701

December 31, 2010
Outstanding borrowings	$3,443,843
Interest accrued thereon	$1,084
Weighted average borrowing rate	0.32%
Weighted average remaining maturity (in days)	39.3
Fair value of the collateral(1)	$3,657,185

(1)	Collateral for borrowings consists of Agency RMBS.

At March 31, 2011 and December 31, 2010, the Company did not have any repurchase agreements where the amount at risk exceeded 10% of net assets.

6. SHARE CAPITAL

The Company authorized 500,000,000 shares of common stock having par value of $0.01 per share. As of March 31, 2011 and December 31, 2010, the Company had issued and outstanding 82,559,479 and 59,550,836 shares of common stock, respectively, and warrants to purchase an additional 15,200 shares of common stock. The Company issued 23,008,643 and 40,794,324 shares of common stock during the three months ended March 31, 2011 and year ended December 31, 2010, respectively.

Below is a description of the warrants outstanding at March 31, 2011 and December 31, 2010:

March 31, 2011 and December 31, 2010

Expiration	Additional shares of common stock	Exercise Price
April 30, 2011	15,200	$11.00

The Company also authorized 50,000,000 shares of preferred stock having a par value of $0.01 per share. As of March 31, 2011 and December 31, 2010, no such shares were issued or outstanding.

On February 15, 2011, the Company closed a public offering of 23,000,000 shares of its common stock at a public offering price of $12.35 per share for total net proceeds of approximately $275.8 million, after the underwriting discount and commissions and expenses.

The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of common stock by reinvesting some or all of the cash dividends received on shares of common stock. This plan became effective on June 22, 2010. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. From June 22, 2010 to December 31, 2010 the Company issued 607,902 shares under the plan raising approximately $8.0 million of net proceeds. For the three months ended March 31, 2011 the Company issued 1,659 shares under the plan raising approximately $21.1 thousand of net proceeds. As of March 31, 2011 and December 31, 2010, there were approximately 9.4 million shares available for issuance under this plan.

7. MANAGEMENT AGREEMENT AND RELATED PARTY TRANSACTIONS

The Manager manages the Company’s day-to-day operations, subject to the direction and oversight of the Company’s board of directors. The Management Agreement was executed on February 10, 2006. The initial term of the Management Agreement expired on December 31, 2008, and it has been automatically renewed each year for a one-year term. The current term will expire on December 31, 2011. Going forward, the Management Agreement will be automatically renewed for a one-year term each anniversary date thereafter unless notice of non-renewal is given to the Company by the Manager. The Company’s independent directors review the Manager’s performance annually, and the Management Agreement may be terminated upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a majority of the outstanding shares of our common stock. In the event the Management Agreement is terminated as described above, the Company shall pay to the Manager a termination fee in accordance with the provisions of the Management Agreement. In the event the Company elects to internalize its management, the Management Agreement shall terminate without payment of any termination fee to the Manager.

The Management Agreement provides, among other things, that the Company pays to the Manager, in exchange for managing the day-to-day operations of the Company, certain fees and reimbursements, consisting of a base management fee and reimbursement for out-of-pocket and certain other costs incurred by the Manager and on behalf of the Company. The base management fee, which is paid monthly, was equal to 1/12 of (A) 1.50% of the first $250,000,000 of Net Assets (as defined in the Management Agreement), (B) 1.25% of such Net Assets that are greater than $250,000,000 and less than or equal to $500,000,000, and (C) 1.00% of such Net Assets that are greater than $500,000,000. The Company is also required to reimburse the Manager for its pro-rata portion of rent, utilities, legal and investment services, market information systems and research publications and materials. In addition, the Company recognized share-based compensation expense related to common stock options and restricted common stock granted to the Company’s executive officers and Manager Designees, which is included in related party management compensation on the statement of operations.

For the three months ended March 31, 2011 and 2010, the Company incurred the following in base management fees and expense reimbursement (in thousands):

	Three months ended March 31,
	2011	2010
Base Management Fees	$2,689	$937
Expense Reimbursement	151	139

Total	$2,840	$1,076

8. CONTINGENCIES

The Company enters into certain contracts that contain a variety of indemnifications, principally with the Manager and brokers. The maximum potential amount of future payment the Company could be required to make under these indemnification provisions is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2011 and December 31, 2010.

9. FINANCIAL HIGHLIGHTS

In accordance with financial reporting requirements applicable to investment companies, the Company has included below certain financial highlight information for the three months ended March 31, 2011 and 2010:

	Per Share
	Three months ended March 31,
	2011		2010
Net asset value, beginning of period	$11.59		$13.02
Net income (loss):
Net investment income	0.47	(a)	0.73	(a)
Net gain (loss) from investments and swap and cap contracts	0.26	(a)	(0.19	)(a)

Net income (loss)	0.73		0.54

Capital transactions:
Distributions to shareholders	(0.70	)(a)	(0.55	)(a)
Issuance of common shares and amortization of related party management compensation	0.12	(a)	0.02	(a)

Net decrease in net asset value from capital transactions	(0.58)		(0.53)

Net asset value, end of period	$11.74		$13.03

Total return (%)	7.33	%(b)	4.30	%(b)
Ratios to Average Net Assets
Expenses before interest expense	2.11	%(c)	3.63	%(c)
Total expenses	3.64	%(c)	5.23	%(c)
Net investment income	16.18	%(c)	22.31	%(c)

(a)	Calculated based on average shares outstanding during the period. Average shares outstanding include vested and unvested restricted shares and differs from weighted average shares outstanding used in calculating EPS (see note 3).
(b)	Calculated based on net asset value per share. Not computed on an annualized basis.
(c)	Computed on an annualized basis.

10. SUBSEQUENT EVENTS

On April 1, 2011, an aggregate of 7,074 shares of restricted common stock were granted to certain directors as a portion of their compensation for serving on the Company’s board of directors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, we refer to Cypress Sharpridge Investments, Inc. as “we,” “us,” “our company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. The following defines certain of the commonly used terms in this quarterly report on Form 10-Q: RMBS refers to residential mortgage-backed securities; agency securities or Agency RMBS refers to our RMBS that are issued or whose principal and interest payments are guaranteed by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”); ARMs refers to adjustable-rate mortgage loans that typically have interest rates that adjust annually to an increment over a specified interest rate index; and hybrids refers to ARMs that have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index.

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this quarterly report on Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on February 8, 2011.

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

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors could cause actual results to vary from our forward-looking statements:

•	the factors referenced in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, including those set forth under the section captioned “Risk Factors;”

•	changes in our investment, financing and hedging strategy;

•	the adequacy of our cash flow from operations and borrowings to meet our short term liquidity requirements;

•	the liquidity of our portfolio;

•	unanticipated changes in our industry, interest rates, the credit markets, the general economy or the real estate market;

•	changes in interest rates and the market value of our Agency RMBS;

•	changes in the prepayment rates on the mortgage loans underlying our Agency RMBS;

•	our ability to borrow to finance our assets;

•	changes in government regulations affecting our business;

•	our ability to maintain our qualification as a REIT for federal income tax purposes;

•	our ability to maintain our exemption from registration under the Investment Company Act; and

•	risks associated with investing in real estate assets, including changes in business conditions and the general economy.

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

Overview

We are a specialty finance company created with the objective of achieving consistent risk-adjusted investment income. We seek to achieve this objective by investing, on a leveraged basis, in Agency RMBS. In addition, our investment guidelines permit investments in collateralized mortgage obligations issued by a government agency or a government sponsored entity that are collectively by Agency RMBS (“CMOs”), although we had not invested in any CMOs as of March 31, 2011. We are currently managed by Cypress Sharpridge Advisors LLC, a joint venture between affiliates of The Cypress Group and Sharpridge Capital Management, L.P. We commenced operations in February 2006 and completed our initial public offering in June 2009. Our common stock is traded on the New York Stock Exchange under the symbol “CYS”.

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

In addition to investing in issued pools of Agency RMBS, we regularly utilize forward settling transactions, including forward-settling purchases of Agency RMBS where the pool is “to-be-announced”, or TBAs. Pursuant to these TBA transactions, we agree to purchase, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. For our other forward settling transactions, we agree to purchase, for future delivery, Agency RMBS; however, unlike our TBAs, these forward settling transactions reference an identified Agency RMBS.

On February 15, 2011, the Company successfully completed a public offering of 23,000,000 shares of common stock, raising approximately $275.8 million of net proceeds, bringing the total number of shares of common stock outstanding to 82,559,479 at March 31, 2011.

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

Trends and Recent Market Impacts

The following trends and recent market impacts may also affect our business:

Interest Rates and Liquidity

Currently the U.S. economy appears to be in a weak recovery with little or inflationary pressures. As a result, the U.S. Federal Funds Target Rate has remained at 0-0.25%, with no change since mid-December 2008. Since December 2009, 30-Day LIBOR has also remained low, though the rate reached 0.348% at June 30, 2010. The availability of repurchase agreement financing is stable with interest rates between 0.27% and 0.30% for 30-90 day repurchase agreements. The following table shows 30-Day LIBOR, 3-Month LIBOR and the U.S. Federal Funds Target Rate at the end of each respective fiscal quarter:

Date	30-Day LIBOR	3-Month LIBOR	Federal Funds Target Rate
March 31, 2011	0.243%	0.303%	0.25%
December 31, 2010	0.261%	0.303%	0.25%
September 30, 2010	0.256%	0.290%	0.25%
June 30, 2010	0.348%	0.534%	0.25%
March 31, 2010	0.249%	0.292%	0.25%
December 31, 2009	0.231%	0.251%	0.25%

Source: Bloomberg

Longer-term interest rates fell sharply in 2010. Rates on three-year interest rate swaps, currently one of our primary hedging vehicles, decreased by 78 basis points during the year ended December 31, 2010, from 2.06% to 1.28%; however these rates have increased in recent months, moving to 1.57% at March 31, 2011. Meanwhile, 3-Month LIBOR, which is the rate used to calculate the interest payments we receive on interest rate swaps and interest rate caps, if any, also increased during the year ended December 31, 2010 by five basis points, ending the year at 0.303% and remaining at 0.303% at March 31, 2011.

In August 2010 yields on Agency RMBS fell to their lowest levels in more than a year, with prices reaching record highs. While the yield on a par-priced Fannie Mae Agency RMBS backed by 30 year fixed rate mortgage loans went as low as 3.29% at August 31, 2010, by March 31, 2011 it had risen to 4.30%, only 26 basis points lower than the 4.56% yield at December 31, 2009.

Yields on U.S. Treasury securities followed a similar trend as Agency RMBS with the yield on five year U.S. Treasury notes falling to as low as 1.16% at October 31, 2010 but increasing to 2.28% at March 31, 2011, 26 basis points lower than the 2.54% yield at March 31, 2010. The following table illustrates this situation by comparing market levels for two benchmark securities, the yield on five year U.S. Treasury Notes and the price of 15 year Fannie Mae 4.5% Agency RMBS:

Date	Five Year U.S. Treasury Note	Market Prices of 15 Year Fannie Mae 4.5% Agency RMBS
March 31, 2011	2.28%	$104.672
December 31, 2010	2.01%	$104.797
September 30, 2010	1.26%	$105.203
June 30, 2010	1.77%	$105.484
March 31, 2010	2.54%	$103.672
December 31, 2009	2.68%	$102.984

Source: Bloomberg

One of the main factors impacting market prices during the first three months of 2010 was the U.S. Federal Reserve’s program to purchase Agency RMBS, which commenced in January 2009 and was terminated on March 31, 2010. In total, $1.25 trillion of Agency RMBS was purchased. The market expectation was that when this program terminated, the demand for these securities would decrease and likely reduce the market price for Agency RMBS. However, we continue to see strong demand as these securities remain desirable assets in the current economic environment.

Prepayment Rates and Loan Buy-back Programs

In early March 2010, both Freddie Mac and Fannie Mae announced they would purchase from the pools of mortgage loans underlying RMBS that they issued, all mortgage loans that are more than 120 days delinquent. The impact of these programs thus far is reflected in the constant prepayment rate, or CPR, of our portfolio. Because a substantial portion of our portfolio consists of Agency RMBS backed by 15 year fixed rate mortgage loans, which have low delinquency rates, these programs have not caused a significant increase in the CPR of our portfolio.

During the year ended December 31, 2010, the prepayment rates changed primarily in line with the delinquent loan purchase programs described above. During the first three months of 2011, prepayment rates on Agency RMBS have decreased as mortgage rates increased. The following table shows the prepayment rates for Fannie Mae Agency RMBS backed by 15 year and 30 year fixed rate mortgages:

	Jan-10	Feb-10	Mar-10	Apr-10	May-10	Jun-10	Jul-10	Aug-10	Sep-10	Oct-10	Nov-10	Dec-10
15 Year	13.9%	12.1%	15.5%	15.7%	16.5%	16.8%	16.8%	21.4%	23.0%	24.1%	25.3%	24.6%
30 Year	15.4	14.7	27.7	28.9	28.1	17.5	18.5	23.6	24.9	25.6	27.0	25.8

	Jan-11	Feb-11	Mar-11
15 Year	17.8%	13.6%	13.7%
30 Year	19.5	15.5	15.4

Government Activity

In February 2011, the U.S. Department of the Treasury along with the U.S. Department of Housing and Urban Development released a report titled “Reforming America’s Housing Finance Market” to Congress outlining recommendations for reforming the U.S. housing system, specifically Fannie Mae and Freddie Mac, and transforming the government’s involvement in the housing market. It is unclear how future legislation may impact the housing finance market and the investing environment for Agency RMBS as the method of reform is undecided and has not yet been defined by the regulators.

In November 2010, the U.S. Federal Reserve announced a program to purchase an additional $600 billion of longer-term Treasury securities by the end of the second quarter of 2011, a pace of about $75 billion per month. One of the effects of this program may be to increase the price of Agency RMBS, which may also decrease our net interest margin. Once the program is terminated it may cause a decrease in demand for these securities, which likely would reduce their market price.

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

Credit Spreads

Over the past few years, the credit markets generally experienced tightening credit spreads (specifically, spreads between U.S. Treasury securities and other securities that are identical in all respects except for ratings) mainly due to the strong demand for lending opportunities. Generally, when credit spreads tighten, the value of Agency RMBS increases, which results in an increase in our book value. Due to these tightening credit spreads our book value has increased. If credit spreads were to widen, we expect the market value of Agency RMBS would decrease, which could reduce our book value, but also create an attractive opportunity to reinvest principal and interest from our existing portfolio as well as deploy new capital into higher-yielding Agency RMBS.

For a discussion of additional risks relating to our business see “Risk Factors” disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on February 8, 2011.

Financial Condition

As of March 31, 2011 and December 31, 2010, the Agency RMBS in our portfolio were purchased at a net premium to their par value due to the average interest rates on these investments being higher than prevailing market rates. As of March 31, 2011 and December 31, 2010, we had approximately $206.3 million and $152.7 million, respectively, of unamortized premium included in the cost basis of our investments.

As of March 31, 2011 and December 31, 2010, our Agency RMBS portfolio consisted of the following assets:

March 31, 2011

	Par Value	Fair Value	Weighted Average
Asset Type	(in thousands)		Cost/Par	Fair Value/Par	MTR(1)		Coupon	CPR(2)
15 Year Fixed Rate	$4,033,535	$4,123,587	$102.21	$102.23	N/A		3.88%	11.0%
20 Year Fixed Rate	635,489	643,471	102.36	101.26	N/A		4.14%	3.9%
30 Year Fixed Rate	993,473	1,048,091	104.36	105.50	N/A		5.20%	33.2%
Hybrid ARMs	2,609,512	2,674,050	102.24	102.47	62.9		3.37%	14.4%

Total/Weighted Average	$8,272,009	$8,489,199	$102.49	$102.63	62.9	(3)	3.90%	11.4%

December 31, 2010

	Par Value	Fair Value	Weighted Average
Asset Type	(in thousands)		Cost/Par	Fair Value/Par	MTR(1)		Coupon	CPR(2)
15 Year Fixed Rate	$3,549,194	$3,622,862	$102.16	$102.08	N/A		3.87%	23.1%
20 Year Fixed Rate	647,360	660,237	102.38	101.99	N/A		4.14%	6.9%
30 Year Fixed Rate	223,047	238,549	105.60	106.95	N/A		5.55%	28.2%
Hybrid ARMs	1,737,307	1,788,922	102.70	102.97	63.2		3.43%	18.4%

Total/Weighted Average	$6,156,908	$6,310,570	$102.46	$102.50	63.2	(3)	3.83%	18.9%

(1)

“Months to Reset” is the number of months remaining before the fixed rate on a hybrid ARM becomes a variable rate. At the end of the fixed period, the variable rate will be determined by the margin and the pre-specified caps of the ARM. After the fixed period, 100% of the hybrid ARMS in the portfolio reset annually.

(2)

CPR or “Constant Prepayment Rate,” is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year. Specifically, the constant prepayment rate is an annualized version of the prior three month prepayment rate. Securities with no prepayment history are excluded from this calculation.

(3)	Weighted average months to reset of our Hybrid ARM portfolio.

Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of March 31, 2011 and December 31, 2010, the average final contractual maturity of the mortgage portfolio is in year 2032 and 2031, respectively.

The average expected life of our Agency RMBS reflects the estimated average period of time the securities in the portfolio will remain outstanding. The average expected lives of our Agency RMBS do not exceed five years, based upon prepayment models obtained through subscription-based financial information service providers. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, the mortgage rate of the outstanding loan, loan age, margin and volatility. The actual lives of the Agency RMBS in our investment portfolio could be longer or shorter than those estimates depending on the actual prepayment rates experienced over the lives of the applicable securities. As of March 31, 2011 and December 31, 2010 we had CLOs with a fair value of $23.9 million and $20.5 million, respectively.

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

At March 31, 2011, we were a party to 14 interest rate swaps and three interest rate caps (whereby we will receive interest payments when three-month LIBOR exceeds the cap rate) with maturities between May 2013 and November 2015 with an aggregate notional amount of $5,140.0 million and a fair value of approximately $40.1 million. At December 31, 2010, we were a party to 12 interest rate swaps and three interest rate caps (whereby we will receive interest payments when three-month LIBOR exceeds the cap rate) with maturities between May 2013 and November 2015 with an aggregate notional amount of $4,390.0 million and a fair value of approximately $30.3 million. As of March 31, 2011 and December 31, 2010, the weighted average fixed rate on our interest rate swaps was 1.460% and 1.354%, respectively. As of March 31, 2011 and December 31, 2010 the weighted average cap rate on our interest rate caps was 1.593%.

The current fair value of interest rate swaps and caps is heavily dependent on the current market fixed rate, the corresponding term structure of floating rates (known as the yield curve) as well as the expectation of changes in future floating rates. As expectations of future floating rates change, the fair value of interest rate swaps changes.

Liabilities

We have entered into repurchase agreements to finance some of our purchases of Agency RMBS. These agreements are secured by our Agency RMBS and bear interest at rates that have historically moved in close relationship to LIBOR. At March 31, 2011, we had approximately $5,364.0 million of liabilities pursuant to repurchase agreements with 20 counterparties that had weighted average interest rates of approximately 0.29%, and maturities of between eight and 76 days. In addition, as of March 31, 2011, we had approximately $2,385.0 million in payables for securities purchased. A portion of the payable for securities purchased will be financed through repurchase agreements. At December 31, 2010, we had approximately $3,443.8 million of liabilities pursuant to repurchase agreements with 20 counterparties that had weighted-average interest rates of approximately 0.32%, and maturities of between seven and 80 days. In addition, as of December 31, 2010 we had approximately $2,234.4 million in payables for securities purchased. Because we measure leverage as total liabilities divided by net assets, the approximately $2,385.0 million and $2,234.4 million payable for securities purchased is included in our March 31, 2011 and December 31, 2010 leverage ratio of 8.1 to 1 and 8.3 to 1, respectively. Below is a summary of our payable for securities purchased as of March 31, 2011 and December 31, 2010 (In thousands).

March 31, 2011

Forward Settling Purchases	Settle Date	Par Value	Payable
FNMA - 30 Year 5.5% Fixed	4/13/2011	$200,000	$211,585
FNMA - 30 Year 5.0% Fixed	4/13/2011	250,000	258,424
FNMA - 15 Year 3.5% Fixed	4/18/2011	200,000	199,831
FNMA - 15 Year 4.0% Fixed	4/18/2011	49,696	50,749
FNMA - 15 Year 4.0% Fixed	4/18/2011	250,000	255,121
FNMA - 30 Year 5.0% Fixed	4/18/2011	250,000	258,950
FNMA - 15 Year 4.0% Fixed	4/18/2011	148,354	150,292
FNMA - 15 Year 4.0% Fixed	4/18/2011	101,646	102,973
FNMA - 30 Year 3.3% Hybrid ARM	4/26/2011	60,000	61,298
FNMA - 30 Year 3.3% Hybrid ARM	4/26/2011	25,000	25,465
FNMA - 30 Year 3.3% Hybrid ARM	4/26/2011	75,000	76,301
FNMA - 30 Year 3.4% Hybrid ARM	4/26/2011	50,000	50,848
FNMA - 30 Year 3.3% Hybrid ARM	5/23/2011	50,000	50,719
FNMA - 30 Year 3.4% Hybrid ARM	5/25/2011	125,000	125,352
FNMA - 30 Year 3.3% Hybrid ARM	5/25/2011	60,000	61,012
FNMA - 30 Year 3.2% Hybrid ARM	5/26/2011	200,000	205,063
FNMA - 30 Year 3.3% Hybrid ARM	5/31/2011	135,000	136,951
FNMA - 30 Year 5.0% Fixed	6/13/2011	100,000	104,057

Total		$2,329,696	$2,384,991

December 31, 2010

Forward Settling Purchases	Settle Date	Par Value	Payable
FNMA - 15 Year 3.5% Fixed	1/19/2011	$150,000	$154,622
FNMA - 15 Year 4.0% Fixed	1/19/2011	31,096	32,008
FNMA - 30 Year 3.25% Hybrid ARM	1/25/2011	49,646	51,433
FNMA - 30 Year 5.5% Fixed	2/10/2011	200,000	212,556
FNMA - 15 Year 3.5% Fixed	2/15/2011	550,000	563,952
FNMA - 15 Year 4.0% Fixed	2/15/2011	100,000	103,835
FNMA - 15 Year 4.5% Fixed	2/15/2011	300,000	313,627
FNMA - 15 Year 3.5% Fixed	3/16/2011	150,000	150,934
FHLMC - 15 Year 3.5% Fixed	3/16/2011	200,000	200,260
FNMA - 15 Year 3.5% Fixed	4/18/2011	400,000	399,661
FNMA - 15 Year 4.0% Fixed	4/18/2011	50,444	51,513

Total		$2,181,186	$2,234,401

Summary Financial Data

	Three Months Ended March 31,
(dollars in thousands)	2011	2010
Investment income - Interest income
Interest Income - Agency RMBS	$40,033	$16,393
Interest Income - CLOs, Structured Notes & Cash Equivalents	947	544

Total interest income	40,980	16,937

EXPENSES:
Interest expense	3,104	986
Operating expenses	4,418	2,232

Total expenses	7,522	3,218

Net investment income	33,458	13,719

Net gain (loss) from investments	19,820	6,464

GAINS AND (LOSSES) FROM SWAP AND CAP CONTRACTS:
Net swap and cap interest income (expense)	(11,859)	(3,294)
Net unrealized appreciation (depreciation) on swap and cap contracts	10,678	(6,746)

Net gain (loss) from swap and cap contracts	(1,181)	(10,040)

NET INCOME	$52,097	$10,143

Net income per common share (diluted)	$0.74	$0.54

Summary Financial Data

	Three Months Ended March 31,
(dollars in thousands)	2011	2010
Distributions per common share	$0.60	$0.55

Key Portfolio Statistics*
Average Agency RMBS(1)	$4,962,719	$1,723,303
Average repurchase agreements (2)	4,207,234	1,524,644
Average net assets (3)	838,593	249,412
Average yield on Agency RMBS (4)	3.27%	3.86%
Average cost of funds and hedge (5)	1.44%	1.14%
Interest rate spread net of hedge (6)	1.83%	2.72%
Operating expense ratio (7)	2.11%	3.63%
Leverage ratio (at period end) (8)	8.1:1	6.5:1

(1)	Our average Agency RMBS for the period was calculated by averaging the month end cost basis of our settled Agency RMBS during the period.
(2)	Our average repurchase agreements for the period were calculated by averaging the month end repurchase agreement balance during the period.
(3)	Our average net assets for the period were calculated by averaging the month end net assets during the period.
(4)	Our average yield on Agency RMBS for the period was calculated by dividing our interest income from Agency RMBS by our average Agency RMBS.
(5)	Our average cost of funds and hedge for the period was calculated by dividing our total interest expense, including our net swap and cap interest income (expense), by our average repurchase agreements.
(6)	Our interest rate spread net of hedge for the period was calculated by subtracting our average cost of funds and hedge from our average yield on Agency RMBS.
(7)	Our operating expense ratio is calculated by dividing operating expenses by average net assets.
(8)	Our leverage ratio was calculated by dividing total liabilities by net assets.
*	All percentages are annualized.

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

	Three Months Ended March 31,
	2011	2010
Non-GAAP Reconciliation:
NET INCOME	$52,097	$10,143
Net (gain) loss from investments	(19,820)	(6,464)
Net unrealized (appreciation) depreciation on swap and cap contracts	(10,678)	6,746

Core Earnings	$21,599	$10,425

Results of Operations

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Net Income. Net income increased $42.0 million to $52.1 million for the three months ended March 31, 2011, compared to net income of $10.1 million for the three months ended March 31, 2010. The major components of this increase are detailed below.

Net Gain (Loss) From Investments. Net gain from investments increased by $13.4 million to $19.8 million for the three months ended March 31, 2011, compared to $6.4 million for the three months ended March 31, 2010. This increase was primarily the result of forward purchases made with the proceeds of both the December 2010 and February 2011 public offerings. A component of the Company’s net income (loss) for the three months ended March 31, 2011 was appreciation on forward settling purchases (also referred to as “drop income”) that was accounted for as net gain (loss) from investments on our statement of operations and therefore excluded from our Core Earnings. During the three months ended March 31, 2011 we made forward purchases of approximately $2.6 billion and generated unrealized appreciation of approximately $22.1 million.

Net Gain (Loss) from Swap and Cap Contracts. Net loss from swap and cap contracts decreased by $8.9 million to a loss of $1.2 million for the three months ended March 31, 2011, compared to a loss of $10.1 million for the three months ended March 31, 2010. The net gain (loss) on swap contracts was primarily due to the change in swap rates combined with the change in the size of our interest rate swap and cap portfolio. During the three months ended March 31, 2011 we added net $750.0 million notional amount of interest rate swaps and caps, ending the period with an aggregate notional amount of $5,140.0 million. During the three months ended March 31, 2010 we had no change in notional amount of interest rate swaps, ending the period with an aggregate notional amount of $740.0 million. During the three months ended March 31, 2011 and 2010, three year swap rates increased by 29 basis points and decreased by 25 basis points, respectively.

Interest Income. Interest income, which consists of interest income on Agency RMBS, subordinated tranches of CLOs, structured notes and short term investments, increased by $24.1 million to $41.0 million for the three months ended March 31, 2011, as compared to $16.9 million for the three months ended March 31, 2010. The change in interest income was primarily due to the increased size of our portfolio. During the three months ended March 31, 2011 our average Agency RMBS portfolio was $4,962.7 million, compared to $1,723.3 million during the three months ended March 31, 2010. However, the increased income due to the size of our portfolio was offset by the decrease in the average yield on Agency RMBS. During the three months ended March 31, 2011 and 2010, our average yield on Agency RMBS was 3.27% and 3.86%, respectively.

Interest on CLOs is accrued at a rate determined based on estimated future cash flows and adjusted prospectively as future cash flow amounts are recast. When the Company cannot reliably estimate cash flows for CLOs, a nonaccrual (cost recovery) recognition method is used. Interest income on subordinated tranches of CLOs increased to $0.9 million for the three months ended March 31, 2011, compared to $0.5 million for the three months ended March 31, 2010. Additionally, for the three months ended March 31, 2011 the Company received $1.1 million of distributions from CLOs that were accounted for as a reduction of the cost basis and thereby excluded from our interest income and Core Earnings. This compared to $0.5 million for the three months ended March 31, 2010.

Total Expenses. Interest expense increased $2.1 million to $3.1 million for the three months ended March 31, 2011, as compared to $1.0 million for the three months ended March 31, 2010. The increase was due to the increase in our average repurchase agreements. During the three months ended March 31, 2011 and 2010, our average repurchase agreements were $4,207.2 million and $1,524.6 million, respectively. In addition, we had an average rate on our repurchase agreements of 0.30% and 0.26% during the three months ended March 31, 2011 and 2010, respectively.

Operating Expenses. For the three months ended March 31, 2011, operating expenses increased by $2.2 million to $4.4 million compared to $2.2 million for the three months ended March 31, 2010. However, expenses as a percentage of net assets decreased significantly during the three months ended March 31, 2011 to 2.11% compared to 3.63% during the three months ended March 31, 2010. The primary reason for the decrease was that we had a larger asset base resulting from the public offerings during 2010 and in February 2011. Our average net assets were $838.6 million and $249.4 million for the three months ended March 31, 2011 and 2010, respectively. Operating expenses consist of management fees payable to our Manager in accordance with our management agreement, amortization related to restricted stock and stock options granted to our executive officers, certain officers and employees of our Manager and its sub-advisors and other individuals who provide services to us, as designated by our Manager, and our independent directors, directors’ fees, insurance premium expenses for directors and officers insurance and other general and administrative expenses, including legal and accounting fees.

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

We had the following contractual obligations under repurchase agreements as of March 31, 2011 and December 31, 2010 (dollar amounts in thousands):

	March 31, 2011
	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$2,823,245	0.29%	$1,158	$2,824,404
30 days to 60 days	1,357,724	0.30	852	1,358,576
60 days to 90 days	1,183,061	0.29	828	1,183,888

	$5,364,030	0.29%	$2,838	$5,366,868

	December 31, 2010
	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$1,291,544	0.33%	$614	$1,292,158
30 days to 60 days	1,499,864	0.32	1,135	1,500,999
60 days to 90 days	652,435	0.32	520	652,955

	$3,443,843	0.32%	$2,269	$3,446,112

We enter into interest rate swap and cap contracts as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for the term of the swap or cap contract. At March 31, 2011 and December 31, 2010, we had the following interest rate swap and cap contracts (dollars in thousands):

As of March 31, 2011

Interest Rate Swaps	Expiration	Fixed	Floating	Notional	Fair
Counterparty	Date	Pay Rate	Receive Rate(1)	Amount	Value
The Royal Bank of Scotland plc	May 2013	1.6000%	0.3105%	$100,000	$(1,192)
The Royal Bank of Scotland plc	June 2013	1.3775%	0.3070%	300,000	(1,930)
The Royal Bank of Scotland plc	July 2013	1.3650%	0.3031%	300,000	(1,684)
Goldman Sachs	December 2013	1.2640%	0.3090%	400,000	981
The Royal Bank of Scotland plc	December 2013	1.2813%	0.3090%	500,000	1,013
Goldman Sachs	December 2013	1.3088%	0.3095%	400,000	505
Deutsche Bank Group	December 2013	1.3225%	0.3090%	400,000	361
Deutsche Bank Group(2)	April 2014	1.6700%	0.3030%	250,000	(28)
The Royal Bank of Scotland plc	July 2014	1.7200%	0.3045%	100,000	(253)
Nomura Global Financial Products, Inc.	July 2014	1.7325%	0.3031%	250,000	(577)
Deutsche Bank Group	August 2014	1.3530%	0.3140%	200,000	2,322
Goldman Sachs	September 2014	1.3120%	0.3090%	500,000	7,497
Deutsche Bank Group	October 2014	1.1725%	0.3028%	240,000	4,928
Goldman Sachs	February 2015	2.1450%	0.3120%	500,000	(3,747)

Total				$4,440,000	$8,196

Interest Rate Caps	Expiration		Notional	Fair
Counterparty	Date	Cap Rate	Amount	Value
The Royal Bank of Scotland plc	December 2014	2.0725%	$200,000	$4,862
The Royal Bank of Scotland plc	October 2015	1.4275%	300,000	15,790
The Royal Bank of Scotland plc	November 2015	1.3600%	200,000	11,211

Total			$700,000	$31,863

As of December 31, 2010

Interest Rate Swaps	Expiration	Fixed	Floating	Notional	Fair
Counterparty	Date	Pay Rate	Receive Rate(1)	Amount	Value
The Royal Bank of Scotland plc	May 2013	1.6000%	0.2875%	$100,000	$(1,496)
The Royal Bank of Scotland plc	June 2013	1.3775%	0.3028%	300,000	(2,718)
The Royal Bank of Scotland plc	July 2013	1.3650%	0.2891%	300,000	(2,484)
Goldman Sachs	December 2013	1.3088%	0.3016%	400,000	(776)
The Royal Bank of Scotland plc	December 2013	1.2813%	0.3019%	500,000	(539)
Goldman Sachs	December 2013	1.2640%	0.3019%	400,000	(255)
Deutsche Bank Group	December 2013	1.3225%	0.3019%	400,000	(904)
The Royal Bank of Scotland plc	July 2014	1.7200%	0.3028%	100,000	(733)
Nomura Global Financial Products, Inc.	July 2014	1.7325%	0.2891%	250,000	(1,787)
Deutsche Bank Group	August 2014	1.3530%	0.2844%	200,000	1,529
Goldman Sachs	September 2014	1.3120%	0.3028%	500,000	5,460
Deutsche Bank Group	October 2014	1.1725%	0.2906%	240,000	4,059

Total				$3,690,000	$(644)

Interest Rate Caps	Expiration		Notional	Fair
Counterparty	Date	Cap Rate	Amount	Value
The Royal Bank of Scotland plc	December 2014	2.0725%	$200,000	$4,752
The Royal Bank of Scotland plc	October 2015	1.4275%	300,000	15,340
The Royal Bank of Scotland plc	November 2015	1.3600%	200,000	10,892

Total			$700,000	$30,984

(1)	Resets quarterly to 3-Month LIBOR
(2)	Interest rate swap contains a one-time option to cancel at $0.

We enter into certain contracts that contain a variety of indemnification obligations, principally with our Manager, brokers and counterparties to interest rate swap contracts and repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of March 31, 2011 and December 31, 2010. In addition, as of March 31, 2011 and December 31, 2010, we had a $2,385.0 million and $2,234.4 million payable for securities purchased, respectively, a portion of which will be financed through repurchase agreements. Because we measure leverage as total liabilities divided by net assets, the amount of payable for securities purchased is included in our March 31, 2011 and December 31, 2010 leverage ratio of 8.1 to 1 and 8.3 to 1, respectively. A summary of our payable for securities purchased as of March 31, 2011 and December 31, 2010 is included in the “Financial Condition—Liabilities” section.

Off-Balance Sheet Arrangements

As of March 31, 2011 and December 31, 2010, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2011 and December 31, 2010, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or had any intent to provide funding to any such entities.

Liquidity and Capital Resources

On June 30, 2010, September 24, 2010, December 15, 2010 and February 15, 2011, the Company closed public offerings of 10,925,000, 14,950,000, 13,972,500 and 23,000,000 shares of its common stock, respectively, at a public offering price of $12.50, $12.95, $12.46 and $12.35 per share, respectively, for total net proceeds of approximately $129.4 million, $184.7 million, $166.9 million and $275.8 million, respectively, after the underwriting discount and commissions and expenses.

During the three months ended March 31, 2011 and 2010, our operations used net cash of $2,191.5 million and $105.7 million, respectively. During the three months ended March 31, 2011 and 2010, we had net purchases of securities (net of purchases, sales and principal repayments) of $2,168.1 million and net sales of securities of $49.4 million, respectively. The increase in net purchases of securities was the result of investing the $275.8 million of total net proceeds of the February 15, 2011 public offering and maintaining our leverage ratio.

We held cash and cash equivalents of $6.0 million and $1.5 million at March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011, our source of funds, excluding our equity offerings, consisted of net proceeds from repurchase agreements totaling $5,364.0 million, with a weighted average borrowing rate of 0.29%, which we used to finance the acquisition of Agency RMBS. As of March 31, 2011, we had established 32 borrowing arrangements with various investment banking firms and other lenders, 20 of which had outstanding borrowings. In addition, during the three months ended March 31, 2011, we raised a total of approximately $275.8 million in net proceeds from the issuance of common stock. As of December 31, 2010, our source of funds, excluding our equity offerings, consisted of net proceeds from repurchase agreements totaling $3,443.8 million, with a weighted average borrowing rate of 0.32%, which we used to finance the acquisition of Agency RMBS. We expect to continue to borrow funds primarily in the form of repurchase agreements. As of December 31, 2010, we had established 28 borrowing arrangements with various investment banking firms and other lenders, 20 of which had outstanding borrowings. In addition, during the year ended December 31, 2010, we raised a total of approximately $489.1 million in net proceeds from the issuance of common stock.

Additionally, we sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of common stock by reinvesting some or all of the cash dividends received on shares of common stock. This plan became effective on June 22, 2010. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. From June 22, 2010 to December 31, 2010, we issued 607,902 shares under the plan raising approximately $8.0 million of net proceeds. For the three months ended March 31, 2011, we issued 1,659 shares under the plan raising approximately $21.1 thousand in net proceeds. As of March 31, 2011 and December 31, 2010, there were approximately 9.4 million shares available for issuance under this plan.

The following tables present certain information regarding our risk exposure on our repurchase agreements as of March 31, 2011 and December 31, 2010 (dollars in thousands):

Counterparty	Total Outstanding Borrowings	% of Total	Amount At Risk (1)	Weighted Average Maturity in Days
Bank of America Securities LLC	$263,501	4.9%	$14,617	18
Barclays Capital, Inc.	403,806	7.5	24,835	26
BNP Paribas Securities Corp	236,198	4.4	11,985	62
Cantor Fitzgerald & Co.	414,585	7.7	22,231	42
Citigroup Global Markets, Inc.	200,359	3.7	10,685	60
Credit Suisse Securities (USA) LLC	320,312	6.0	13,789	15
Daiwa Securities America, Inc.	346,559	6.5	19,059	59
Deutsche Bank Securities, Inc.	275,208	5.1	17,431	60
Goldman Sachs & Co.	388,753	7.3	21,234	15
Guggenheim Liquidity Services, LLC	232,985	4.4	13,296	46
ING Financial Markets LLC	259,330	4.8	13,515	11
LBBW Securities LLC	195,494	3.7	11,332	51
MF Global Securities Inc.	120,418	2.2	6,096	61
Mitsubishi UFJ Securities (USA), Inc.	344,496	6.4	17,545	53
Mizuho Securities USA, Inc.	135,213	2.5	7,290	18
Nomura Securities International, Inc.	279,711	5.2	15,543	19
South Street Securities LLC	471,702	8.8	31,644	44
The Royal Bank of Scotland PLC	212,896	4.0	14,143	8
UBS Securities LLC	164,317	3.1	10,641	15
Wells Fargo Securities, LLC	98,187	1.8	3,070	19

Total	$5,364,030	100.0%	$299,981

December 31, 2010

Counterparty	Total Outstanding Borrowings	% of Total	Amount at Risk (1)	Weighted Average Maturity in Days
Bank of America Securities LLC	$162,617	4.7%	$9,756	18
Barclays Capital, Inc.	275,316	8.0	18,522	29
BNP Paribas Securities Corp.	210,840	6.1	13,885	75
Cantor Fitzgerald & Co.	317,137	9.2	19,620	49
Citigroup Global Markets, Inc.	58,587	1.7	2,778	20
Credit Suisse Securities (USA) LLC	199,352	5.8	16,299	41
Daiwa Securities America, Inc.	80,058	2.3	3,975	7
Deutsche Bank Securities, Inc.	292,920	8.5	17,830	45
Goldman Sachs & Co.	395,996	11.5	26,487	57
Guggenheim Liquidity Services, LLC	151,671	4.4	9,414	46
ING Financial Markets LLC	82,701	2.4	4,517	74
Jefferies & Company, Inc.	35,937	1.1	1,835	11
LBBW Securities LLC	157,277	4.6	11,607	45
MF Global Securities Inc.	135,766	4.0	6,141	30
Mitsubishi UFJ Securities (USA), Inc.	120,487	3.5	6,451	20
Mizuho Securities USA, Inc.	145,028	4.2	9,190	18
Nomura Securities International, Inc.	167,506	4.9	10,791	34
The Royal Bank of Scotland PLC	221,348	6.4	15,879	7
South Street Securities LLC	159,807	4.6	14,002	46
UBS Securities LLC	73,492	2.1	4,736	46

Total	$3,443,843	100.0%	$223,715

(1)	Equal to the fair value of pledged securities plus accrued interest income, minus the sum of repurchase agreement liabilities and accrued interest expense.

Our repurchase agreements do not include substantive provisions other than those covenants and other customary provisions contained in the standard master repurchase agreement as published by the Bond Market Association (now the Securities Industry and Financial Markets Association). The repurchase agreements generally require us to transfer additional securities to the counterparty in the event the value of the securities then held by the counterparty in the margin account falls below specified levels and contain events of default in cases where we breach our obligations under the agreement. We receive margin calls from our repurchase agreement counterparties from time to time in the ordinary course of business similar to other entities in the specialty finance business. As of March 31, 2011 and December 31, 2010, we had approximately $634.4 million and $423.4 million, respectively, in Agency RMBS, U.S. Treasury securities and cash and cash equivalents available to satisfy future margin calls. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future.

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

We generally seek to borrow between six and 10 times the amount of our net assets. At March 31, 2011 and December 31, 2010, our total liabilities were $7,818.4 million and $5,698.9 million, respectively, which represented a leverage ratio of 8.1 to 1 and 8.3 to 1, respectively.

Qualitative and Quantitative Disclosures about Short-Term Borrowings

The following table discloses quantitative disclosures about our short-term borrowings under repurchase agreements during the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
(In millions)	2011	2010
Outstanding at period end	$5,364.0	$1,487.6
Weighted average rate at period end	0.29%	0.26%
Average outstanding during period (1)	$4,207.2	$1,524.6
Weighted average rate during period	0.30%	0.26%
Largest month end balance during period	$5,364.0	$1,665.1

(1)	Calculated based on the average month end balance during the period.

During the three months ended March 31, 2011, our repurchase agreement balance increased during the end of the year due to an increase in our capital base that allowed us to finance additional asset purchases. Our net assets as of March 31, 2011 were $969.2 million compared to the average during the three months ended March 31, 2011 of $838.6 million. During the three months ended March 31, 2011, the rate on our repurchase agreements remained relatively stable. During the three months ended March 31, 2010, our repurchase agreement balance remained relatively stable as did the average rate during the period.

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

As of March 31, 2011 and December 31, 2010, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do believe that risk can be quantified from historical experience and seek to actively manage risk, to earn sufficient compensation to justify taking risks and to maintain capital levels consistent with the risks we undertake. Our board of directors has a risk management committee that oversees our risk management process. See “Business-Risk Management” in our annual report on Form 10-K for the fiscal year ended December 31, 2010 for a further discussion of our risk management committee and risk mitigation practices.

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

We are a party to the interest rate swap and contracts as of March 31, 2011 and December 31, 2010 described in detail under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations and Commitments” in this quarterly report on Form 10-Q.

Hedging techniques are partly based on assumed levels of prepayments of our Agency RMBS. If prepayments are slower or faster than assumed, the life of the Agency RMBS will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions.

Occasionally we invest in Agency RMBS collateralized by ARMs which are based on mortgages whose coupon rates reset monthly based on the Monthly Treasury Average, or “MTA”. However, our borrowing costs pursuant to our repurchase agreements are generally based on 30-day LIBOR, which may change more quickly than the MTA index. Hence, in a rapidly rising interest rate environment, we would expect our net interest margin to decrease, temporarily. In a falling interest rate environment, we would expect our net interest margin to rise temporarily. For a discussion of the effects of interest rate changes on our Agency RMBS collateralized by hybrid ARMs and fixed rate mortgages, see “—Extension Risk.”

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

Extension Risk. We invest in Agency RMBS collateralized by hybrid ARMs, which have interest rates that are fixed for the first few years of the loan (typically three, five, seven or 10 years) and thereafter reset periodically on the same basis as Agency RMBS collateralized by ARMs. We compute the projected weighted average life of our Agency RMBS collateralized by hybrid ARMs based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when Agency RMBS collateralized by fixed rate or hybrid ARMs are acquired with borrowings, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated weighted average life of the fixed rate portion of the related Agency RMBS. This strategy is designed to protect us from rising interest rates by fixing our borrowing costs for the duration of the fixed rate period of the collateral underlying the related Agency RMBS.

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

In early March 2010, both Freddie Mac and Fannie Mae announced they would purchase from the pools of mortgage loans underlying RMBS that they issued, all mortgage loans that are more than 120 days delinquent. The impact of these programs thus far is reflected in the constant prepayment rate, or CPR, of our portfolio. Because a substantial portion of our portfolio consists of Agency RMBS backed by 15 year fixed rate mortgage loans, which have low delinquency rates, these programs have not caused a significant increase in the CPR of our portfolio.

Our Manager seeks to mitigate our prepayment risk by investing in Agency RMBS with (i) a variety of prepayment characteristics, (ii) prepayment prohibitions and penalties and (iii) prepayment protections, as well as by balancing Agency RMBS purchased at a premium with Agency RMBS purchased at a discount.

Effect on Fair Value and Net Income

Another component of interest rate risk is the effect changes in interest rates will have on the fair value of our assets and our net income, exclusive of the effect of changes in fair value on our net income. We face the risk that the fair value of our assets and net investment income will increase or decrease at different rates than that of our liabilities, including our hedging instruments.

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

The following sensitivity analysis table shows the estimated impact of our interest rate-sensitive investments and repurchase agreement liabilities on the fair value and net income, exclusive of the effect of changes in fair value on our net income, at March 31, 2011 and December 31, 2010, assuming a static portfolio and that rates instantaneously fall 25, 50 and 75 basis points and rise 25, 50 and 75 basis points.

March 31, 2011

Change in Interest Rates	Projected Change in the Fair Value of Our Assets	Projected Change in Our Net Income(1)
- 75 basis points	2.85%	3.33%
- 50 basis points	1.96%	2.22%
- 25 basis points	1.00%	1.11%
No Change	0.00%	0.00%
+ 25 basis points	-1.05%	-5.55%
+ 50 basis points	-2.14%	-11.09%
+ 75 basis points	-3.25%	-16.64%

December 31, 2010

Change in Interest Rates	Projected Change in the Fair Value of Our Assets	Projected Change in Our Net Income(1)
- 75 basis points	2.79%	1.69%
- 50 basis points	1.93%	0.97%
- 25 basis points	0.99%	0.26%
No Change	0.00%	0.00%
+ 25 basis points	-1.03%	-4.05%
+ 50 basis points	-2.01%	-7.64%
+ 75 basis points	-3.19%	-11.22%

(1)	Exclusive of the changes in fair value on net income

While the charts above reflect the estimated immediate impact of interest rate increases and decreases on a static portfolio, we rebalance our portfolio from time to time either to take advantage or minimize the impact of changes in interest rates. Additionally, the effects of interest rate changes on our portfolio illustrated in the above chart do not take into account the effect that our hedging instruments, mainly interest rate swaps and caps, would have on the fair value of our portfolio, but does take into account the effect that our hedging instruments, would have on our net income, exclusive of the effect of changes in fair value on our net income. Generally, our interest rate swaps reset in the quarter following changes in interest rates. It is important to note that the impact of changing interest rates on fair value and net income can change significantly when interest rates change beyond 75 basis points from current levels. Therefore, the volatility in the fair value of our assets could increase significantly when interest rates change beyond 75 basis points. In addition, other factors impact the fair value of and net income from our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of our assets and our net income would likely differ from that shown above, and such difference might be material and adverse to our stockholders.

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

Our Manager seeks to mitigate our counterparty risk by (i) diversifying our exposure across a broad number of counterparties, (ii) limiting our exposure to any one counterparty and (iii) monitoring the financial stability of our counterparties.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There have been no changes in our internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

The Company and the Manager are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 8, 2011.

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

CYPRESS SHARPRIDGE INVESTMENTS, INC.

Dated: April 21, 2011	BY:	/s/ FRANCES R. SPARK
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