Form 10-Q
period 2011-06-30
Cypress Sharpridge Investments, Inc.
filed 2011-07-21
CIK 1396446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 21, 2011
Common Stock ($0.01 par value)	82,591,404

PART I. Financial Information

Item 1.	Financial Statements

CYPRESS SHARPRIDGE INVESTMENTS, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(In thousands, except per share numbers)	June 30, 2011	December 31, 2010*
ASSETS:
Investments in securities, at fair value (including pledged assets of $8,039,662 and $3,671,582, respectively)	$8,859,410	$6,331,048
Interest rate swap contracts, at fair value	—	9,113
Interest rate cap, at fair value	20,429	30,984
Cash and cash equivalents	1,092	1,510
Receivable for securities sold	400,849	—
Interest receivable	27,902	16,183
Other assets	829	429

Total assets	9,310,511	6,389,267

LIABILITIES:
Repurchase agreements	7,548,091	3,443,843
Interest rate swap contracts, at fair value	49,151	9,757
Payable for securities purchased	626,476	2,234,401
Distribution payable	49,550	—
Accrued interest payable (including accrued interest on repurchase agreements of $2,181 and $1,084, respectively)	15,674	9,412
Related party management fee payable	1,125	800
Accrued expenses and other liabilities	635	715

Total liabilities	8,290,702	5,698,928

Contingencies (note 8)
NET ASSETS	$1,019,809	$690,339

Net assets consist of:
Common Stock, $0.01 par value, 500,000 shares authorized (82,584 and 59,551 shares issued and outstanding, respectively)	$826	$596
Additional paid in capital	1,015,816	739,005
Retained earnings (Accumulated deficit)	3,167	(49,262)

NET ASSETS	$1,019,809	$690,339

NET ASSET VALUE PER SHARE	$12.35	$11.59

*	Derived from audited financial statements.

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

CONDENSED SCHEDULES OF INVESTMENTS

JUNE 30, 2011 (UNAUDITED)

INVESTMENTS IN SECURITIES—UNITED STATES OF AMERICA

(In thousands)	Face Amount	Fair Value
Investments in Securities - 868.7%(d)
Mortgage Pass-Through Agency RMBS - 866.3%(d)
Fannie Mae Pools - 780.3%(d)
2.997%, due 10/1/2040(a)(b)	$52,842	$54,476
3.002%, due 1/1/2041(a)(b)	47,020	48,606
3.035%, due 12/1/2040(a)(b)	181,531	187,809
3.100%, due 8/1/2041(b)	35,000	35,984
3.100%, due 8/1/2041(b)	15,000	15,422
3.205%, due 6/1/2041(a)(b)	198,484	205,975
3.209%, due 11/1/2040(a)(b)	45,228	46,956
3.217%, due 12/1/2040(a)(b)	84,716	87,993
3.219%, due 7/1/2040(a)(b)	45,161	47,018
3.241%, due 3/1/2041(a)(b)	19,241	19,766
3.249%, due 4/1/2041(a)(b)	74,024	76,924
3.250%, due 8/1/2041(b)	40,000	41,356
3.250%, due 11/1/2040(a)(b)	48,766	50,272
3.257%, due 6/1/2041(a)(b)	59,832	62,186
3.264%, due 5/1/2041(a)(b)	49,687	51,630
3.280%, due 8/1/2041(b)	50,000	51,758
3.281%, due 6/1/2041(a)(b)	133,944	139,159
3.289%, due 4/1/2041(a)(b)	60,618	63,016
3.290%, due 8/1/2041(b)	13,000	13,280
3.308%, due 8/1/2040(a)(b)	43,163	44,823
3.326%, due 9/1/2040(a)(b)	43,493	45,270
3.330%, due 8/1/2041(b)	35,000	35,788
3.349%, due 9/1/2040(a)(b)	48,385	50,410
3.370%, due 5/1/2041(a)(b)	24,443	25,377
3.398%, due 4/1/2041(a)(b)	49,270	50,993
3.402%, due 4/1/2041(a)(b)	59,552	61,700
3.410%, due 8/1/2041(b)	9,000	9,225
3.415%, due 6/1/2041(a)(b)	123,557	127,894
3.420%, due 8/1/2041(b)	10,000	10,238
3.465%, due 11/1/2040(a)(b)	23,962	24,919
3.500%, due 1/1/2026(a)	173,403	176,827
3.500%, due 1/1/2026(a)	146,115	149,045
3.500%, due 12/1/2025(a)	96,910	98,824
3.500%, due 12/1/2025(a)	96,629	98,537
3.500%, due 2/1/2026(a)	97,964	99,929
3.500%, due 2/1/2026(a)	145,666	148,587
3.500%, due 2/1/2026(a)	242,272	247,132
3.500%, due 3/1/2026(a)	97,932	99,896
3.500%, due 3/1/2026(a)	54,356	55,446
3.500%, due 3/1/2026(a)	93,392	95,266
3.500%, due 4/1/2026(a)	49,945	50,946
3.500%, due 5/1/2026(a)	99,057	101,044
3.556%, due 7/1/2040(a)(b)	17,514	18,266
3.568%, due 7/1/2040(a)(b)	19,615	20,448

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

CONDENSED SCHEDULES OF INVESTMENTS – Continued

JUNE 30, 2011 (UNAUDITED)

	Face Amount	Fair Value
3.578%, due 8/1/2040(a)(b)	$45,707	$47,710
3.600%, due 6/1/2041(a)(b)	70,219	72,874
3.602%, due 10/1/2040(a)(b)	56,629	59,153
3.602%, due 8/1/2040(a)(b)	20,794	21,686
3.602%, due 8/1/2040(a)(b)	45,514	47,507
3.640%, due 6/1/2041(b)	70,838	73,295
3.654%, due 7/1/2040(a)(b)	40,217	41,987
3.665%, due 6/1/2040(a)(b)	17,680	18,481
3.668%, due 7/1/2040(a)(b)	42,502	44,328
3.680%, due 8/1/2040(a)(b)	45,168	47,210
3.699%, due 8/1/2040(a)(b)	20,832	21,788
3.733%, due 5/1/2040(a)(b)	39,846	41,759
3.737%, due 8/1/2040(a)(b)	11,370	11,925
3.745%, due 9/1/2039(a)(b)	26,663	27,956
3.818%, due 7/1/2040(a)(b)	40,842	42,822
3.959%, due 10/1/2039(a)(b)	34,140	35,878
3.976%, due 9/1/2039(a)(b)	17,890	18,853
4.000%, due 1/1/2025(a)	37,960	39,635
4.000%, due 1/1/2025(a)	60,254	62,894
4.000%, due 1/1/2026(a)	48,350	50,468
4.000%, due 1/1/2026(a)	48,411	50,532
4.000%, due 10/1/2024(a)	9,767	10,198
4.000%, due 10/1/2025(a)	26,542	27,705
4.000%, due 10/1/2025(a)	28,239	29,477
4.000%, due 10/1/2025(a)	47,764	49,856
4.000%, due 10/1/2030(a)	48,348	49,368
4.000%, due 10/1/2030(a)	73,217	74,762
4.000%, due 10/1/2030(a)	72,030	73,550
4.000%, due 10/1/2030(a)	72,863	74,400
4.000%, due 11/1/2025(a)	47,204	49,272
4.000%, due 11/1/2025(a)	48,172	50,282
4.000%, due 11/1/2025(a)	9,438	9,851
4.000%, due 12/1/2025(a)	24,326	25,392
4.000%, due 12/1/2025(a)	71,607	74,743
4.000%, due 12/1/2025(a)	28,905	30,171
4.000%, due 12/1/2025(a)	30,002	31,091
4.000%, due 12/1/2030(a)	73,927	75,486
4.000%, due 2/1/2025(a)	39,711	41,450
4.000%, due 2/1/2026(a)	51,849	54,088
4.000%, due 2/1/2026(a)	43,183	45,048
4.000%, due 2/1/2026(a)	15,068	15,719
4.000%, due 2/1/2026(a)	97,588	101,802
4.000%, due 3/1/2025(a)	39,581	41,315
4.000%, due 3/1/2026(a)	26,776	27,932
4.000%, due 3/1/2026(a)	199,295	207,900
4.000%, due 3/1/2026(a)	45,375	47,334
4.000%, due 3/1/2026(a)	49,519	51,657
4.000%, due 4/1/2026(a)	99,499	103,796

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

CONDENSED SCHEDULES OF INVESTMENTS – Continued

JUNE 30, 2011 (UNAUDITED)

	Face Amount	Fair Value
4.000%, due 4/1/2026(a)	$8,346	$8,706
4.000%, due 4/1/2026(a)	73,742	76,926
4.000%, due 4/1/2026(a)	164,623	171,732
4.000%, due 4/1/2026(a)	158,372	165,211
4.000%, due 5/1/2026(a)	45,949	47,933
4.000%, due 5/1/2026(a)	26,154	27,284
4.000%, due 5/1/2026	199,034	207,307
4.000%, due 6/1/2026(a)	24,894	25,969
4.000%, due 7/1/2026	200,000	208,312
4.000%, due 9/1/2030(a)	91,898	93,836
4.000%, due 9/1/2030(a)	21,840	22,301
4.063%, due 6/1/2039(a)(b)	16,724	17,679
4.500%, due 10/1/2024(a)	30,857	32,788
4.500%, due 10/1/2024(a)	33,217	35,295
4.500%, due 10/1/2024(a)	27,760	29,497
4.500%, due 10/1/2030(a)	48,817	51,052
4.500%, due 11/1/2024(a)	41,908	44,529
4.500%, due 11/1/2030(a)	49,505	51,771
4.500%, due 2/1/2026(a)	54,320	57,718
4.500%, due 3/1/2024(a)	13,525	14,371
4.500%, due 3/1/2025(a)	46,168	49,027
4.500%, due 3/1/2026(a)	71,395	75,906
4.500%, due 4/1/2025(a)	30,604	32,499
4.500%, due 4/1/2030(a)	27,828	29,101
4.500%, due 5/1/2023(a)	22,784	24,223
4.500%, due 5/1/2030(a)	46,127	48,238
4.500%, due 6/1/2024(a)	16,394	17,420
4.500%, due 6/1/2025(a)	29,954	31,809
4.500%, due 8/1/2024(a)	13,244	14,072
4.500%, due 9/1/2024(a)	19,283	20,489
5.000%, due 4/1/2041(a)	244,429	260,128
5.000%, due 5/1/2041	243,845	259,506
5.000%, due 6/1/2041(a)	100,000	106,341

Total Fannie Mae Pools	7,659,850	7,957,778

Freddie Mac Pools - 70.8%(d)
3.059%, due 1/1/2041(a)(b)	42,612	44,128
3.217%, due 12/1/2040(a)(b)	47,438	49,372
3.247%, due 1/1/2041(a)(b)	48,739	50,109
3.247%, due 2/1/2041(a)(b)	40,908	42,035
3.259%, due 12/1/2040(a)(b)	47,181	48,939
3.500%, due 4/1/2026(a)	196,754	200,731
3.660%, due 6/1/2041(a)(b)	50,419	52,558
4.000%, due 10/1/2025(a)	66,713	69,583
4.500%, due 1/1/2025(a)	30,259	32,095
4.500%, due 12/1/2024(a)	13,469	14,286
4.500%, due 12/1/2024(a)	13,246	14,050
4.500%, due 2/1/2025(a)	40,351	42,774
4.500%, due 5/1/2025(a)	17,892	18,967

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

CONDENSED SCHEDULES OF INVESTMENTS – Continued

JUNE 30, 2011 (UNAUDITED)

	Face Amount	Fair Value
4.500%, due 7/1/2024(a)	$40,349	$42,797

Total Freddie Mac Pools	696,330	722,424

Ginnie Mae Pools - 15.2%(d)
3.500%, due 7/20/2040(a)(b)	81,077	84,934
3.500%, due 7/20/2040(a)(b)	47,812	50,087
4.000%, due 1/20/2040(a)(b)	19,009	20,046

Total Ginnie Mae Pools	147,898	155,067

Total Mortgage Pass-Through Agency RMBS (cost - $8,705,534)	8,504,078	8,835,269

Collateralized Loan Obligation Securities - 2.4%(d)
AMMC CLO V LTD(c)	2,249	1,754
AMMC CLO VII, LTD(c)	3,900	3,237
ARES VIR CLO, LTD(c)(e)	3,775	2,190
BALLYROCK CLO 2006-2, LTD(c)	4,270	4,270
CARLYLE HIGH YIELD PARTNERS VIII, LTD(c)	3,000	2,220
EATON VANCE CDO IX, LTD(c)	2,500	2,375
FLAGSHIP CLO V, LTD(c)	3,750	3,000
PHOENIX CLO II, LTD (formerly AVENUE CLO V)(c)	2,000	1,620
PRIMUS CLO I, LTD(c)	2,500	1,875
TRIMARAN CLO VII, LTD(c)	2,000	1,600

Total Collateralized Loan Obligation Securities (cost - $18,754)	29,944	24,141

Total Investments in Securities (cost - $8,724,288)	$8,534,022	$8,859,410

	Notional Amount	Fair Value
Interest Rate Cap Contracts - 2.0%(d)
December 2014 Expiration, Cap Rate 2.0725%	$200,000	$2,636
October 2015 Expiration, Cap Rate 1.4275%	300,000	10,347
November 2015 Expiration, Cap Rate 1.3600%	200,000	7,446

Total Interest Rate Cap Contracts (Cost, $15,641)	$700,000	$20,429

Interest Rate Swap Contracts - 4.8%(d)
May 2013 Expiration, Pay Rate 1.6000%, Receive Rate 3-Month LIBOR	100,000	(1,794)
June 2013 Expiration, Pay Rate 1.3775%, Receive Rate 3-Month LIBOR	300,000	(4,136)
July 2013 Expiration, Pay Rate 1.3650%, Receive Rate 3-Month LIBOR	300,000	(4,018)
December 2013 Expiration, Pay Rate 1.3088%, Receive Rate 3-Month LIBOR	400,000	(4,165)
December 2013 Expiration, Pay Rate 1.2640%, Receive Rate 3-Month LIBOR	400,000	(3,731)
December 2013 Expiration, Pay Rate 1.2813%, Receive Rate 3-Month LIBOR	500,000	(4,868)
December 2013 Expiration, Pay Rate 1.3225%, Receive Rate 3-Month LIBOR	400,000	(4,289)
April 2014 Expiration, Pay Rate 1.6700%, Receive Rate 3-Month LIBOR (f)	250,000	(1,707)
July 2014 Expiration, Pay Rate 1.7200%, Receive Rate 3-Month LIBOR	100,000	(1,771)
July 2014 Expiration, Pay Rate 1.7325%, Receive Rate 3-Month LIBOR	250,000	(4,439)
August 2014 Expiration, Pay Rate 1.3530%, Receive Rate 3-Month LIBOR	200,000	(1,033)
September 2014 Expiration, Pay Rate 1.3120%, Receive Rate 3-Month LIBOR	500,000	(1,322)
October 2014 Expiration, Pay Rate 1.1725%, Receive Rate 3-Month LIBOR	240,000	574
February 2015 Expiration, Pay Rate 2.1450%, Receive Rate 3-Month LIBOR	500,000	(13,031)
June 2016 Expiration, Pay Rate 1.9400%, Receive Rate 3-Month LIBOR	300,000	579

Total Interest Rate Swap Contracts (Cost, $0)	$4,740,000	$(49,151)

See notes to financial statements.

LEGEND

(a)	Securities or a portion of the securities are pledged as collateral for repurchase agreements or interest rate swap contracts.
(b)	The coupon rate shown on floating or adjustable rate securities represents the rate at June 30, 2011.
(c)

Securities exempt from registration under Rule 144A of the Securities Act of 1933. These securities may only be resold in transactions exempt from registration, normally to qualified institutional buyers. At June 30, 2011, the fair value of these securities amounted to $24,141 or 2.4% of net assets.

(d)	Percentage of net assets.
(e)	Non-income producing security.
(f)	Interest rate swap contains a one-time option to cancel at $0.

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

CONDENSED SCHEDULES OF INVESTMENTS – Continued

DECEMBER 31, 2010 (UNAUDITED)*

INVESTMENTS IN SECURITIES—UNITED STATES OF AMERICA

(In thousands)	Face Amount	Fair Value
Investments in Securities - 917.1%(d)
Mortgage Pass-Through Agency RMBS - 914.1%(d)
Fannie Mae Pools - 802.1%(d)
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

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

CONDENSED SCHEDULES OF INVESTMENTS – Continued

DECEMBER 31, 2010 (UNAUDITED)*

	Face Amount	Fair Value
Freddie Mac Pools - 88.6%(d)
3.052%, due 1/1/2041(a)(b)	$45,411	$46,424
3.200%, due 12/1/2040(a)(b)	50,012	51,281
3.247%, due 12/1/2040(b)	49,646	50,980
3.500%, due 3/1/2026	200,000	199,938
4.000%, due 10/1/2025(a)	73,474	75,689
4.500%, due 7/1/2024(a)	48,351	50,527
4.500%, due 2/1/2025(a)	43,717	45,739
4.500%, due 12/1/2024(a)	15,509	16,207
4.500%, due 12/1/2024(a)	15,096	15,775
4.500%, due 1/1/2025(a)	33,201	34,696
4.500%, due 5/1/2025(a)	18,565	19,423
5.500%, due 9/1/2023(a)	4,998	5,360

Total Freddie Mac Pools	597,980	612,039

Ginnie Mae Pools - 23.4%(d)
3.500%, due 7/20/2040(a)(b)	84,444	87,841
3.500%, due 7/20/2040(a)(b)	49,868	51,874
4.000%, due 1/20/2040(a)(b)	20,627	21,686

Total Ginnie Mae Pools	154,939	161,401

Total Mortgage Pass-Through Agency RMBS (cost - $6,308,441)	6,156,908	6,310,570

Collateralized Loan Obligation Securities - 3.0%(d)
AMMC CLO V LTD(c)	2,249	1,349
AMMC CLO VII, LTD(c)	3,900	2,578
ARES VIR CLO, LTD(c)(e)	3,775	1,623
BALLYROCK CLO 2006-2, LTD(c)	4,270	3,843
CARLYLE HIGH YIELD PARTNERS VIII, LTD(c)	3,000	2,250
EATON VANCE CDO IX, LTD(c)	2,500	1,915
FLAGSHIP CLO V, LTD(c)	3,750	2,363
PHOENIX CLO II, LTD (formerly AVENUE CLO V)(c)(e)	2,000	1,127
PRIMUS CLO I, LTD(c)	2,500	1,750
TRIMARAN CLO VII, LTD(c)	2,000	1,680

Total Collateralized Loan Obligation Securities (cost - $21,183)	29,944	20,478

Total Investments in Securities (cost - $6,329,624)	$6,186,852	$6,331,048

Interest Rate Cap Contracts - 4.5%(d)	Notional Amount	Fair Value
December 2014 Expiration, Cap Rate 2.073%	$200,000	$4,752
October 2015 Expiration, Cap Rate 1.428%	300,000	15,340
November 2015 Expiration, Cap Rate 1.360%	200,000	10,892

Total Interest Rate Cap Contracts (Cost, $17,560)	$700,000	$30,984

Interest Rate Swap Contracts - (0.1)%(d)
May 2013 Expiration, Pay Rate 1.600%, Receive Rate 3-Month LIBOR	$100,000	$(1,496)
June 2013 Expiration, Pay Rate 1.378%, Receive Rate 3-Month LIBOR	300,000	(2,718)
July 2013 Expiration, Pay Rate 1.365%, Receive Rate 3-Month LIBOR	300,000	(2,484)

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

CONDENSED SCHEDULES OF INVESTMENTS – Continued

DECEMBER 31, 2010 (UNAUDITED)*

	Notional Amount	Fair Value
December 2013 Expiration, Pay Rate 1.3088%, Receive Rate 3-Month LIBOR	$400,000	$(776)
December 2013 Expiration, Pay Rate 1.2813%, Receive Rate 3-Month LIBOR	500,000	(539)
December 2013 Expiration, Pay Rate 1.2640%, Receive Rate 3-Month LIBOR	400,000	(255)
December 2013 Expiration, Pay Rate 1.3225%, Receive Rate 3-Month LIBOR	400,000	(904)
July 2014 Expiration, Pay Rate 1.7200%, Receive Rate 3-Month LIBOR	100,000	(733)
July 2014 Expiration, Pay Rate 1.7325%, Receive Rate 3-Month LIBOR	250,000	(1,787)
August 2014 Expiration, Pay Rate 1.353%, Receive Rate 3-Month LIBOR	200,000	1,529
September 2014 Expiration, Pay Rate 1.312%, Receive Rate 3-Month LIBOR	500,000	5,460
October 2014 Expiration, Pay Rate 1.1725%, Receive Rate 3-Month LIBOR	240,000	4,059

Total Interest Rate Swap Contracts (Cost, $0)	$3,690,000	$(644)

LEGEND

*	Derived from audited financial statements.
(a)	Securities or a portion of the securities are pledged as collateral for repurchase agreements or interest rate swap contracts.
(b)	The coupon rate shown on floating or adjustable rate securities represents the rate at December 31, 2010.
(c)

Securities exempt from registration under Rule 144A of the Securities Act of 1933. These securities may only be resold in transactions exempt from registration, normally to qualified institutional buyers. At December 31, 2010, the fair value of these securities amounted to $20,478 or 3.0% of net assets.

(d)	Percentage of net assets.
(e)	Non-income producing security.

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share numbers)	2011	2010	2011	2010
INVESTMENT INCOME - Interest income	$65,720	$17,265	$106,700	$34,202

EXPENSES:
Interest	4,470	1,081	7,574	2,067
Management fees	3,311	1,152	6,151	2,228
Related party management compensation	589	315	1,134	645
General, administrative and other	965	619	1,999	1,445

Total expenses	9,335	3,167	16,858	6,385

Net investment income	56,385	14,098	89,842	27,817

GAINS AND (LOSSES) FROM INVESTMENTS:
Net realized gain (loss) on investments	9,438	(2,168)	15,346	(9,420)
Net unrealized appreciation (depreciation) on investments	119,787	34,535	133,698	48,252

Net gain (loss) from investments	129,225	32,367	149,044	38,832

GAINS AND (LOSSES) FROM SWAP AND CAP CONTRACTS:
Net swap and cap interest income (expense)	(14,875)	(3,138)	(26,733)	(6,432)
Net gain (loss) on termination of swap contracts	(3,493)	(17,205)	(3,492)	(17,205)
Net unrealized appreciation (depreciation) on swap and cap contracts	(67,820)	1,483	(57,142)	(5,263)

Net gain (loss) from swap and cap contracts	(86,188)	(18,860)	(87,367)	(28,900)

NET INCOME	$99,422	$27,605	$151,519	$37,749

NET INCOME PER COMMON SHARE BASIC & DILUTED
Basic	$1.20	$1.47	$1.97	$2.01

Diluted	$1.20	$1.46	$1.97	$2.01

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(In thousands)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Net income:
Net investment income	$56,385	$89,842
Net realized gain (loss) on investment securities	9,438	15,346
Net unrealized appreciation (depreciation) on investments	119,787	133,698
Net gain (loss) on swap and cap contracts	(86,188)	(87,367)

Net income	99,422	151,519

Capital transactions:
Net proceeds from issuance of common shares	86	275,907
Distributions to shareholders	(49,554)	(99,090)
Amortization of related party compensation	589	1,134

Increase (decrease) in net assets from capital transactions	(48,879)	177,951

Total increase in net assets	50,543	329,470

Net assets:
Beginning of period	969,266	690,339

End of period	$1,019,809	$1,019,809

See notes to financial statements.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$151,519	$37,749
Adjustments to reconcile net income to net cash used in operating activities:
Purchase of investment securities	(3,690,210)	(864,685)
Proceeds from disposition of investment securities	881,033	192,690
Principal repayments of investment securities	415,367	263,185
Amortization of related party compensation	1,134	645
Amortization of premiums on investment securities	14,493	3,404
Amortization of premiums on interest rate cap contracts	1,919	—
Net realized (gain) loss on investment securities	(15,346)	9,420
Net unrealized (appreciation) depreciation on swap and cap contracts	57,142	5,263
Net unrealized (appreciation) depreciation on investments	(133,698)	(48,252)
Change in assets and liabilities:
Receivable for securities sold	(400,849)	600
Interest receivable	(11,719)	266
Other assets	(400)	(726)
Payable for securities purchased and terminated swap contract	(1,607,925)	356,622
Accrued interest payable	6,262	(1,615)
Related party management fee payable	325	59
Accrued expenses and other liabilities	(80)	(35)

Net cash used in operating activities	(4,331,033)	(45,410)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	19,346,529	7,624,130
Repayments of repurchase agreements	(15,242,281)	(7,549,238)
Net proceeds from issuance of common shares	275,907	129,891
Distributions paid	(49,540)	(20,638)

Net cash provided by financing activities	4,330,615	184,145

Net increase (decrease) in cash and cash equivalents	(418)	138,735
CASH AND CASH EQUIVALENTS - Beginning of period	1,510	1,890

CASH AND CASH EQUIVALENTS - End of period	$1,092	$140,625

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$29,316	$10,606

SUPPLEMENTAL DISCLOSURES OF NONCASH FLOW INFORMATION:
Distributions declared, not yet paid	$49,550	$11,261

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The interim unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2010, included in the annual report on Form 10-K. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Clarification of the Scope of Audit and Accounting Guide Investment Companies (“ASC 946”), prior to its deferral in February 2008. Under ASC 946, the Company uses financial reporting for investment companies.

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

Interest Rate Swap and Cap Contracts

The Company utilizes interest rate swaps and caps to hedge the interest rate risk associated with the financing of its portfolio. Specifically, the Company seeks to hedge the exposure to potential interest rate mismatches between the interest earned on investments and the borrowing costs caused by fluctuations in short term interest rates. In a simple interest rate swap, one investor pays a floating rate of interest on a notional principal amount and receives a fixed rate of interest on the same notional principal amount for a specified period of time. Alternatively, an investor may pay a fixed rate and receive a floating rate. In a simple interest rate cap, one investor pays a premium for a notional principal amount based on a capped interest rate (the “cap rate”). If the floating interest rate (the “floating rate”) exceeds the cap rate, the investor receives a payment from the cap counterparty equal to the difference between the floating rate and the cap rate on the same notional principal amount for a specified period of time. Alternatively, an investor may receive a premium and pay the difference in cap rate and floating rate. Interest rate swaps and caps are asset/liability management tools.

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

Because the Company uses financial reporting for investment companies, its investments, including its interest rate swap and cap contracts, are carried at fair value with changes in fair value included in earnings. Consequently, there is no impact to designating interest rate swaps and caps as cash flow or fair value hedges under GAAP.

The Company is exposed to credit loss in the event of nonperformance by the counterparty to the swap or cap, limited to the amount of collateral posted that exceeds the fair value of the contract. However, as of June 30, 2011 and December 31, 2010 the Company did not anticipate nonperformance by any counterparty. Should interest rates move unexpectedly, the Company may not achieve the anticipated benefits of the interest rate swap or cap and may realize a loss.

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

Agency RMBS

The Company’s investments in Agency RMBS consist of whole-pool pass-through certificates backed by fixed rate, monthly reset adjustable-rate loans (“ARMs”) and hybrid ARMs, the principal and interest of which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Hybrid ARMs have interest rates that have an initial fixed period (typically three, five, seven or ten years) and thereafter reset at regular intervals in a manner similar to ARMs.

Forward Settling Transactions

The Company may engage in forward settling transactions. The Company records forward settling transactions on the trade date and maintains security positions such that sufficient liquid assets will be available to make payment on the settlement date for the securities purchased. Securities purchased on a forward settling basis are carried at fair value and begin earning interest on the settlement date. Losses may occur on these transactions due to changes in market conditions or the failure of counterparties to perform under the contract. The Company may transact in To-Be-Announced Securities (“TBAs”). As with other forward settling transactions, a seller agrees to issue TBAs at a future date. However, the seller does not specify the particular securities to be delivered. Instead, the Company agrees to accept any security that meets specified terms such as issuer, interest rate and terms of underlying mortgages. The Company records TBAs on the trade date utilizing information associated with the specified terms of the transaction as opposed to the specific mortgages. TBAs are carried at fair value and begin earning interest on the settlement date. Losses may occur due to the fact that the actual underlying mortgages received may be less favorable than those anticipated by the Company. As of June 30, 2011 and December 31, 2010, the Company had pledged Agency RMBS with a fair value of $3.4 million and $10.1 million, respectively, on its open forward settling and TBA transactions.

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

Repurchase Agreements

Repurchase agreements are borrowings that are collateralized by the Company’s Agency RMBS and are carried at their amortized cost, which approximates their fair value due to their short term nature, generally 30-90 days. The Company’s repurchase agreement counterparties are large institutional dealers in fixed income securities. Collateral is valued daily and counterparties may require additional collateral when appropriate. At June 30, 2011 and December 31, 2010, Agency RMBS owned with a fair value of approximately $7,927.1 million and $3,657.2 million, respectively, have been pledged as collateral for repurchase agreements for which the counterparty has the right to sell or repledge.

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

3. EARNINGS PER SHARE

Components of the computation of basic and diluted EPS were as follows (in thousands, except per share numbers):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$99,422	$27,605	$151,519	$37,749
Less dividends paid:
Common shares	(49,087)	(10,929)	(98,155)	(20,943)
Unvested shares	(467)	(335)	(935)	(640)

Undistributed earnings	49,868	16,341	52,429	16,166

Basic weighted average shares outstanding:
Common shares	81,798	18,328	75,976	18,267

Basic earnings per common share:
Distributed earnings	$0.60	$0.60	$1.29	$1.15
Undistributed earnings	0.60	0.87	0.68	0.86

Basic earnings per common share	$1.20	$1.47	$1.97	$2.01

Diluted weighted average shares outstanding:
Common shares	81,798	18,328	75,976	18,267
Net effect of dilutive warrants(1)	1	12	1	13

	81,799	18,340	75,977	18,280

Diluted earnings per common share:
Distributed earnings	$0.60	$0.60	$1.29	$1.15
Undistributed earnings	0.60	0.86	0.68	0.86

Diluted earnings per common share	$1.20	$1.46	$1.97	$2.01

(1)

The impact of equity instruments is not included in the computation of EPS for periods in which their inclusion would be anti-dilutive. For the three and six months ended June 30, 2011 and 2010, the Company had an aggregate of 131,088 stock options outstanding with a weighted average exercise price of $30.00 that were not included in the calculation of EPS for the three and six months ended June 30, 2011 and 2010, as their inclusion would have been anti-dilutive. These equity instruments may have a dilutive impact on future EPS.

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

The following tables provide a summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

June 30, 2011

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Agency RMBS	$—	$8,835,269	$—	$8,835,269
CLOs	—	—	24,141	24,141
Interest rate cap contracts	—	20,429	—	20,429

Total	$—	$8,855,698	$24,141	$8,879,839

Liabilities
Interest rate swap contracts(a)	$—	$(49,151)	$—	$(49,151)

December 31, 2010

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Agency RMBS	$—	$6,310,570	$—	$6,310,570
CLOs	—	—	20,478	20,478
Interest rate cap contracts	—	30,984	—	30,984
Interest rate swap contracts(a)	—	9,113	—	9,113

Total	$—	$6,350,667	$20,478	$6,371,145

Liabilities
Interest rate swap contracts(a)	$—	$9,757	$—	$9,757

(a)	Subject to master netting arrangements

The table below presents a reconciliation of changes in assets classified as Level 3 in the Company’s financial statements for the three and six months ended June 30, 2011. There were no changes in the three and six months ended June 30, 2010. A discussion of the method of fair valuing these assets is included above in “Investment Valuation.” Net unrealized appreciation (depreciation) on the assets is included in net unrealized appreciation (depreciation) on investments in the statement of operations.

Fair Value Reconciliation, Level 3

(in thousands)

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011

CLOs
Beginning balance Level 3 assets	$23,947	$20,478
Change in net unrealized appreciation (depreciation)	1,515	6,092
Cash payments recorded as a reduction of cost basis	(1,321)	(2,429)
Transfers into Level 3	—	—

Ending balance Level 3 assets	$24,141	$24,141

The Agency RMBS portfolio consisted of Agency RMBS as follows:

June 30, 2011

	Par Value	Fair Value	Weighted Average
Asset Type	(in thousands)		Cost/Par	Fair Value/Par	MTR(1)		Coupon	CPR(2)
15 Year Fixed Rate	$4,439,585	$4,605,393	$102.33	$103.73	N/A		3.89%	5.5%
20 Year Fixed Rate	626,399	643,866	102.35	102.79	N/A		4.14%	2.5%
30 Year Fixed Rate	588,274	625,974	103.33	106.41	N/A		5.00%	N/A (3)
Hybrid ARMs	2,849,820	2,960,036	102.24	103.87	63.1		3.37%	12.8%

Total/Weighted Average	$8,504,078	$8,835,269	$102.37	$103.89	63.1	(4)	3.81%	7.3%

December 31, 2010

	Par Value	Fair Value	Weighted Average
Asset Type	(in thousands)		Cost/Par	Fair Value/Par	MTR(1)		Coupon	CPR(2)
15 Year Fixed Rate	$3,549,194	$3,622,862	$102.16	$102.08	N/A		3.87%	23.1%
20 Year Fixed Rate	647,360	660,237	102.38	101.99	N/A		4.14%	6.9%
30 Year Fixed Rate	223,047	238,549	105.60	106.95	N/A		5.55%	28.2%
Hybrid ARMs	1,737,307	1,788,922	102.70	102.97	63.2		3.43%	18.4%

Total/Weighted Average	$6,156,908	$6,310,570	$102.46	$102.50	63.2	(4)	3.83%	18.9%

(1)

“Months to Reset” is the number of months remaining before the fixed rate on a hybrid ARM becomes a variable rate. At the end of the fixed period, the variable rate will be determined by the margin and the pre-specified caps of the ARM. After the fixed period, 100% of the hybrid ARMS in the portfolio reset annually.

(2)

CPR, or “Constant Prepayment Rate,” is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year. Specifically, the constant prepayment rate is an annualized version of the prior three month prepayment rate for those Agency RMBS held at June 30, 2011. Securities with no prepayment history are excluded from this calculation.

(3)	The Agency RMBS backed by 30 year mortgages in the portfolio are newly issued securities, and therefore, did not have three months of CPR history as of June 30, 2011.
(4)	Weighted average months to reset of our Hybrid ARM portfolio.

As of June 30, 2011 and December 31, 2010, the Company’s Agency RMBS were purchased at a net premium to their par value due to the average interest rates on these investments being higher than prevailing market rates. As of June 30, 2011 and December 31, 2010, approximately $201.9 million and $152.7 million, respectively, of unamortized premium was included in the cost basis of the securities.

Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of June 30, 2011 and December 31, 2010, the average final contractual maturity of the Company’s Agency RMBS portfolio is in year 2032 and 2031, respectively. Based on current estimates, the Agency RMBS will have a weighted average expected life of less than five years. Interest income on Agency RMBS for the three and six months ended June 30, 2011 was $64.7 million, and $104.7 million, respectively, and $16.5 million and $32.9 million for the three and six months ended June 30, 2010, respectively.

In order to mitigate its interest rate exposure, the Company enters into interest rate swap and cap contracts. Below is a summary of the Company’s interest rate swap and cap contracts transacted during the three and six months ended June 30, 2011 and 2010 (in thousands).

Three & Six Months Ended June 30, 2011			Three & Six Months Ended June 30, 2010
Trade Date	Transaction	Notional	Trade Date	Transaction	Notional
February 2011	Opened	$500,000	April 2010	Terminated	$(400,000)
March 2011	Opened	250,000	April 2010	Opened	400,000
May 2011	Terminated	(300,000)	May 2010	Terminated	(640,000)
May 2011	Opened	300,000	May 2010	Opened	740,000
June 2011	Opened	300,000	June 2010	Terminated	(100,000)

Net Increase		$1,050,000	June 2010	Opened	400,000

			Net Increase		$400,000

As of June 30, 2011 and December 31, 2010, the Company had net pledged Agency RMBS and U.S Treasury securities with a fair value of $109.1 million and $4.3 million, respectively, as collateral on interest rate swap and cap contracts. Below is a summary of our interest rate swap and cap contracts open as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010 (dollars in thousands):

Derivatives not designated as hedging instruments under ASC 815(a)
Interest Rate Swaps	Notional Amount	Fair Value	Statement of Assets and Liabilities Location
June 30, 2011	$0	$0	Assets
June 30, 2011	4,740,000	(49,151)	Liabilities
December 31, 2010	2,140,000	9,113	Assets
December 31, 2010	1,550,000	(9,757)	Liabilities

Interest Rate Caps	Notional Amount	Fair Value	Statement of Assets and Liabilities Location
June 30, 2011	$700,000	$20,429	Assets
December 31, 2010	700,000	30,984	Assets

		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging Instruments under ASC 815(a)	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended June 30,		Six Months Ended June 30,
		2011	2010	2011	2010
Interest rate swap and cap contracts	Net gain (loss) from interest rate swap and cap contracts	$(86,188)	$(18,860)	$(87,367)	$(28,900)

(a)	See note 2 for additional information on the Company’s purpose for entering into interest rate swaps and caps and the decision not to designate them as hedging instruments.

Credit Risk

At June 30, 2011 and December 31, 2010, the Company continued to minimize its exposure to credit losses on its mortgage assets by purchasing Agency RMBS. The payment of principal and interest on Agency RMBS is guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the United States government. While it is hoped that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy their guarantees of Agency RMBS.

The current U.S. debt ceiling and budget deficit concerns have increased the possibility of the credit-rating agencies downgrading the U.S.’s credit rating for the first time in history. Because Fannie Mae and Freddie Mac are in conservatorship of the U.S. Government, if the U.S.’s credit rating was downgraded it would likely impact the credit risk associated with Agency RMBS and, therefore, decrease the value of the Agency RMBS in the Company’s portfolio. In addition, a downgrade of the U.S.’s credit rating would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system.

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

June 30, 2011
Outstanding borrowings	$7,548,091
Interest accrued thereon	$2,181
Weighted average borrowing rate	0.25%
Weighted average remaining maturity (in days)	37.6
Fair value of the collateral(1)	$7,927,098

December 31, 2010
Outstanding borrowings	$3,443,843
Interest accrued thereon	$1,084
Weighted average borrowing rate	0.32%
Weighted average remaining maturity (in days)	39.3
Fair value of the collateral(1)	$3,657,185

(1)	Collateral for borrowings consists of Agency RMBS.

At June 30, 2011 and December 31, 2010, the Company did not have any repurchase agreements where the amount at risk exceeded 10% of net assets.

6. SHARE CAPITAL

The Company authorized 500,000,000 shares of common stock having par value of $0.01 per share. As of June 30, 2011 and December 31, 2010, the Company had issued and outstanding 82,584,330 and 59,550,836 shares of common stock. The Company issued 23,033,494 and 40,794,324 shares of common stock during the six months ended June 30, 2011 and year ended December 31, 2010, respectively.

Below is a description of the warrants outstanding at December 31, 2010. There were no warrants outstanding at June 30, 2011.

Expiration	Additional shares of common stock	Exercise Price
April 30, 2011	15,200	$11.00

The Company also authorized 50,000,000 shares of preferred stock having a par value of $0.01 per share. As of June 30, 2011 and December 31, 2010, no such shares were issued or outstanding.

On February 15, 2011, the Company closed a public offering of 23,000,000 shares of its common stock at a public offering price of $12.35 per share for total net proceeds of approximately $275.8 million, after the underwriting discount and commissions and expenses.

The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of common stock by reinvesting some or all of the cash dividends received on shares of common stock. This plan became effective on June 22, 2010. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. From June 22, 2010 to December 31, 2010 the Company issued 607,902 shares under the plan raising approximately $8.0 million of net proceeds. For the six months ended June 30, 2011 the Company issued 6,957 shares under the plan raising approximately $87,452 of net proceeds. As of June 30, 2011 and December 31, 2010, there were approximately 9.4 million shares available for issuance under this plan.

On June 7, 2011 the Company entered into a sales agreement with JMP Securities LLC to, from time to time, publicly offer and sell up to 15,000,000 shares of the Company’s common stock in at-the-market transactions and/or privately negotiated transactions. As of June 30, 2011 the Company had not sold any common stock under the sales agreement. As of June 30, 2011, 15,000,000 shares of common stock remained available for issuance to be sold under the sales agreement.

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

For the three and six months ended June 30, 2011 and 2010, the Company incurred the following in base management fees and expense reimbursement (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Base Management Fees	$3,041	$987	$5,730	$1,924
Expense Reimbursement	270	165	421	304

Total	$3,311	$1,152	$6,151	$2,228

8. CONTINGENCIES

The Company enters into certain contracts that contain a variety of indemnifications, principally with the Manager and brokers. The maximum potential amount of future payment the Company could be required to make under these indemnification provisions is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2011 and December 31, 2010.

9. FINANCIAL HIGHLIGHTS

In accordance with financial reporting requirements applicable to investment companies, the Company has included below certain financial highlight information for the three and six months ended June 30, 2011 and 2010:

	Per Share
	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
Net asset value, beginning of period	$11.74		$13.03		$11.59		$13.02
Net income:
Net investment income	0.68	(a)	0.75	(a)	1.17	(a)	1.48	(a)
Net gain (loss) from investments and swap and cap contracts	0.52	(a)	0.72	(a)	0.80	(a)	0.53	(a)

Net income	1.20		1.47		1.97		2.01

Capital transactions:
Distributions to shareholders	(0.60)		(0.60)		(1.20)		(1.15)
Issuance of common shares and amortization of related party management compensation	0.01	(a)	(0.75	)(a)	(0.01	)(a)	(0.73	)(a)

Net decrease in net asset value from capital transactions	(0.59)		(1.35)		(1.21)		(1.88)

Net asset value, end of period	$12.35		$13.15		$12.35		$13.15

Total return (%)	10.31	%(b)	5.53	%(b)	16.91	%(b)	9.83	%(b)
Ratios to Average Net Assets
Expenses before interest expense	1.92	%(c)	3.21	%(c)	2.02	%(c)	3.39	%(c)
Total expenses	3.68	%(c)	4.87	%(c)	3.66	%(c)	5.02	%(c)
Net investment income	22.24	%(c)	21.69	%(c)	19.53	%(c)	21.87	%(c)

(a)

Calculated based on average shares outstanding during the period. Average shares outstanding include vested and unvested restricted shares and differs from weighted average shares outstanding used in calculating EPS (see note 3).

(b)	Calculated based on net asset value per share. Not computed on an annualized basis.
(c)	Computed on an annualized basis.

10. SUBSEQUENT EVENTS

On July 1, 2011, an aggregate of 7,074 shares of restricted common stock were granted to certain directors as a portion of their compensation for serving on the Company’s board of directors.

On July 20, 2011, the Company entered into a non-binding term sheet with Sharpridge Capital Management, L.P. (“Sharpridge”), a Delaware limited partnership, and a sub-advisor to Cypress Sharpridge Advisors LLC, the Company’s manager, that includes the material terms and conditions pursuant to which the Company intends to complete an internalization of its management (the “Internalization”). The term sheet provides that the Company intends to (i) acquire all of the assets that Sharpridge uses to oversee the Company’s day-to-day operations and actively manage the Company’s investment portfolio for a cash purchase price of $750,000, and (ii) offer employment to all of the 13 current employees of Sharpridge, including those individuals who are the current executive officers of the Company. The Company expects to enter into employment agreements with its executive officers and to establish a compensation program for its employees that the compensation committee of the Company’s board of directors has diligently created based on consultation with a third-party compensation consultant. In connection with the completion of the Internalization, the management agreement by and between the Company and its manager, and other ancillary agreements related thereto, will be terminated without the payment of any termination fee. The completion of the transactions contemplated by the term sheet is scheduled to take place effective as of September 1, 2011, and is subject to negotiation, execution and delivery of mutually acceptable agreements, including an asset purchase agreement and employment agreements for the Company’s executive officers.

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

Forward Looking Statements

When used in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission (“SEC”) or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and assumptions. The forward-looking statements we make in this Quarterly Report on Form 10-Q include, but are not limited to, statements about the following:

•	increases in interest rates and inflation;

•	our investment, financing and hedging strategy and the success of these strategies;

•	the effect of increased prepayment rates on our portfolio;

•	our ability to convert our assets into cash or extend the financing terms related to our assets;

•	our ability to quantify risks based on historical experience;

•	our ability to be taxed as a real estate investment trust (“REIT”) and to maintain an exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”);

•	our assessment of counterparty risk;

•	our liquidity;

•	our asset valuation policies;

•	our distribution policy;

•	the effect of recent U.S. Government actions on the housing and credit markets;

•	our ability to complete an internalization transaction; and

•	the impact of an inability to reach an agreement on a national debt ceiling or budget.

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors could cause actual results to vary from our forward-looking statements:

•	the factors referenced in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, including those set forth under the section captioned “Risk Factors;”

•	the factors referenced in Item 1A. of this Form 10-Q;

•	changes in our investment, financing and hedging strategy;

•	the adequacy of our cash flow from operations and borrowings to meet our short term liquidity requirements;

•	the liquidity of our portfolio;

•	unanticipated changes in our industry, interest rates, the credit markets, the general economy or the real estate market;

•	changes in interest rates and the market value of our Agency RMBS;

•	changes in the prepayment rates on the mortgage loans underlying our Agency RMBS;

•	our ability to borrow to finance our assets;

•	changes in government regulations affecting our business;

•	our ability to maintain our qualification as a REIT for federal income tax purposes;

•	our ability to maintain our exemption from registration under the Investment Company Act; and

•	risks associated with investing in real estate assets, including changes in business conditions and the general economy.

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

Overview

We are a specialty finance company created with the objective of achieving consistent risk-adjusted investment income. We seek to achieve this objective by investing, on a leveraged basis, in Agency RMBS. In addition, our investment guidelines permit investments in collateralized mortgage obligations issued by a government agency or a government sponsored entity that are collateralized by Agency RMBS (“CMOs”), although we had not invested in any CMOs as of June 30, 2011. We are currently managed by Cypress Sharpridge Advisors LLC, a joint venture between affiliates of The Cypress Group and Sharpridge Capital Management, L.P. We commenced operations in February 2006 and completed our initial public offering in June 2009. Our common stock is traded on the New York Stock Exchange under the symbol “CYS”.

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

In addition to investing in issued pools of Agency RMBS, we regularly utilize forward settling transactions, including forward-settling purchases of Agency RMBS where the pool is “to-be-announced” (“TBAs”). Pursuant to these TBA transactions, we agree to purchase, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. For our other forward settling transactions, we agree to purchase, for future delivery, Agency RMBS; however, unlike our TBAs, these forward settling transactions reference an identified Agency RMBS.

On February 15, 2011, the Company successfully completed a public offering of 23,000,000 shares of common stock, raising approximately $275.8 million of net proceeds, bringing the total number of shares of common stock outstanding to 82,584,330 at June 30, 2011.

We have elected to be taxed as a REIT and have complied, and intend to continue to comply, with the provisions of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) with respect thereto. Accordingly, we generally do not expect to be subject to federal income tax on our REIT taxable income that we currently distribute to our stockholders if certain asset, income and ownership tests and recordkeeping requirements are fulfilled. Even if we maintain our qualification as a REIT, we may be subject to some federal, state and local taxes on our income.

On July 20, 2011, the Company issued a press release announcing it has entered into a non-binding term sheet with Sharpridge that includes the material terms and conditions pursuant to which the Company intends to complete an internalization of its management. The term sheet provides that the Company intends to (i) acquire all of the assets that Sharpridge uses to oversee the Company’s day-to-day operations and actively manage the Company’s investment portfolio for a cash purchase price of $750,000, and (ii) offer employment to all of the 13 current employees of Sharpridge, including those individuals who are the current executive officers of the Company. The Company expects to enter into employment agreements with its executive officers and to establish a compensation program for its employees that the compensation committee of the Company’s board of directors has diligently created based on consultation with a third-party compensation consultant. In connection with the completion of the Internalization, the management agreement by and between the Company and its manager, and other ancillary agreements related thereto, will be terminated without the payment of any termination fee. The completion of the transactions contemplated by the term sheet is scheduled to take place effective as of September 1, 2011, and is subject to negotiation, execution and delivery of mutually acceptable agreements, including an asset purchase agreement and employment agreements for the Company’s executive officers.

Since the completion of the Company’s initial public offering, the Company’s board of directors has periodically reviewed and analyzed the potential internalization of the Company’s management structure. In connection with this review and analysis of an internalization of management, the board of directors has received a significant amount of information, consulted with management and various legal, accounting, tax and compensation advisors, and considered the Company’s short-term and long-term interests. Based on the terms and conditions set forth in the term sheet, the board of directors believes that an internalization is in the best interests of the Company and its stockholders primarily because it will achieve economies of scale for operating expenses as the Company continues to increase its capital, more effectively address management and administrative needs, and further align the interests of those individuals responsible for executing the Company’s strategy with the interests of the Company’s stockholders over the long-term.

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

Trends and Recent Market Impacts

The uncertainty in the U.S. interest rate markets in 2011 has produced volatility and opportunities in our markets. Early in 2011, optimism about an economic acceleration caused many economists to increase their U.S. GDP forecast, with some predicting a U.S. Federal Reserve tightening in early in 2012. However, due to (i) recent U.S. Department of Labor payroll data, (ii) states continued paring of payrolls and the potential of the federal government implementing deficit reduction measures, and (iii) the cautious pace of private sector job growth, most economists are now expecting continued lackluster economic growth in the U.S. Additionally, inflation and wage pressure expectations are low. Several foreign central banks have aggressively tightened monetary policy in their countries to moderate growth and commodity inflation; these measures appear to be working as global commodity prices have moderated. As a result, many economists have pushed out their forecasts for a tightening of monetary policy in the U.S. to late 2012 or 2013 at the earliest. This environment has created strong demand for Agency RMBS and has also reduced the costs of our financing and hedging.

The current U.S. debt ceiling and budget deficit concerns have increased the possibility of the credit-rating agencies downgrading the U.S.’s credit rating for the first time in history. Because Fannie Mae and Freddie Mac are in conservatorship of the U.S. Government, if the U.S.’s credit rating was downgraded it would likely impact the credit risk associated with Agency RMBS and, therefore, decrease the value of the Agency RMBS in our portfolio. In addition, a downgrade of the U.S.’s credit rating would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system.

The following trends and recent market impacts may also affect our business:

Interest Rates and Liquidity

For the six months ended June 30, 2011 long term interest rates continued to fall. The main drivers of the decrease in long term interest rates continue to be weaker than expected economic data and market fears about Greece’s sovereign debt crisis; however, we believe that the conclusion of the U.S. Federal Reserve’s second round of quantitative easing has investors concerned about higher interest rates. At the close of the second quarter of 2011, interest rates were at the lowest levels of the year and anticipated U.S. Treasury supply was still high. The mortgage market has continued to benefit from a low interest rate environment.

Currently the U.S. economy appears to be in a weak recovery with little inflationary pressures. As a result, the U.S. Federal Funds Target Rate remained at 0-0.25%, with no change since mid-December 2008. Since December 2009, 30-Day LIBOR has also remained low at 0.186% at June 30, 2011. The availability of repurchase agreement financing is stable with interest rates between 0.23% and 0.27% for 30-90 day repurchase agreements at June 30, 2011. The following table shows 30-Day LIBOR, 3-Month LIBOR and the U.S. Federal Funds Target Rate at the end of each respective fiscal quarter:

Date	30-Day LIBOR	3-Month LIBOR	Federal Funds Target Rate
June 30, 2011	0.186%	0.246%	0.25%
March 31, 2011	0.243%	0.303%	0.25%
December 31, 2010	0.261%	0.303%	0.25%
September 30, 2010	0.256%	0.290%	0.25%
June 30, 2010	0.348%	0.534%	0.25%
March 31, 2010	0.249%	0.292%	0.25%
December 31, 2009	0.231%	0.251%	0.25%

Source: Bloomberg

Longer-term interest rates fell sharply in 2010. Rates on three-year interest rate swaps, currently one of our primary hedging vehicles, decreased by 78 basis points during the year ended December 31, 2010, from 2.06% to 1.28%; however these rates increased in during the three months ended March 31, 2011 to 1.57%, but have since decreased to 1.15% at June 30, 2011. Meanwhile, 3-Month LIBOR, which is the rate used to calculate the interest payments we receive on interest rate swaps and interest rate caps, if any, also increased during the year ended December 31, 2010 by five basis points, ending 2010 at 0.303% but this rate has also come down recently to 0.246% at June 30, 2011.

In August 2010 yields on Agency RMBS fell to their lowest levels in more than a year, with prices reaching record highs. While the yield on a par-priced Fannie Mae Agency RMBS backed by 30 year fixed rate mortgage loans went as low as 3.29% at August 31, 2010, by June 30, 2011 it had risen to 4.02%, only 11 basis points lower than the 4.13% yield at December 31, 2010. During the three months ended June 30, 2011, the Company purchased Agency RMBS of $820.8 million with a weighted average yield of 2.78%.

Yields on U.S. Treasury securities followed a similar trend as Agency RMBS with the yield on five year U.S. Treasury notes falling to as low as 1.16% at October 31, 2010 but increasing to 1.76% at June 30, 2011, 25 basis points lower than the 2.01% yield at December 31, 2010. The following table illustrates this situation by comparing market levels for three benchmark securities or rates, the yield on five year U.S. Treasury Notes, the three year interest rate swap rate and the price of 15 year Fannie Mae 4.5% Agency RMBS:

Date	Five Year U.S. Treasury Note	Three Year Interest Rate Swap Rates	Market Prices of 15 Year Fannie Mae 4.5% Agency RMBS
June 30, 2011	1.76%	1.1465%	$106.047
March 31, 2011	2.28%	1.5710%	$104.672
December 31, 2010	2.01%	1.2785%	$104.797
September 30, 2010	1.26%	0.8705%	$105.203
June 30, 2010	1.77%	1.3315%	$105.484
March 31, 2010	2.54%	1.8050%	$103.672
December 31, 2009	2.68%	2.0560%	$102.984

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

Prepayment Rates and Loan Buy-back Programs

In early March 2010, both Freddie Mac and Fannie Mae announced they would purchase from the pools of mortgage loans underlying RMBS that they issued, all mortgage loans that are more than 120 days delinquent. The impact of these programs is reflected in the constant prepayment rate, or CPR, of our portfolio. Because a substantial portion of our portfolio consists of Agency RMBS backed by 15 year fixed rate mortgage loans, which have low delinquency rates, these programs did not cause a significant increase in the CPR of our portfolio.

During the year ended December 31, 2010, the prepayment rates changed primarily in line with the delinquent loan purchase programs described above. During the first six months of 2011, prepayment rates on Agency RMBS decreased compared to 2010. The continued weak U.S. housing market and high unemployment have reduced many U.S. homeowners ability to refinance their mortgages. The following table shows the prepayment rates for Fannie Mae Agency RMBS backed by 15 year and 30 year fixed rate mortgages:

	Jan-10	Feb-10	Mar-10	Apr-10	May-10	Jun-10	Jul-10	Aug-10	Sep-10	Oct-10	Nov-10	Dec-10
15 Year	13.9%	12.1%	15.5%	15.7%	16.5%	16.8%	16.8%	21.4%	23.0%	24.1%	25.3%	24.6%
30 Year	15.4%	14.7%	27.7%	28.9%	28.1%	17.5%	18.5%	23.6%	24.9%	25.6%	27.0%	25.8%

	Jan-11	Feb-11	Mar-11	Apr-11	May-11	Jun-11
15 Year	17.8%	13.6%	13.7%	12.2%	12.2%	14.7%
30 Year	19.5%	15.5%	15.4%	13.4%	13.0%	14.9%

Source: eMBS

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

In November 2010, the U.S. Federal Reserve announced a program to purchase an additional $600 billion of longer-term Treasury securities by the end of the second quarter of 2011, a pace of about $75 billion per month. One of the effects of this program may be to increase the price of Agency RMBS, which may also decrease our net interest margin. Now that the program has terminated it may cause a decrease in demand for these securities, which likely would reduce their market price.

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

Certain programs initiated by the U.S. Government, through the Federal Housing Administration (“FHA”) and the Federal Deposit Insurance Corporation (“FDIC”), to provide homeowners with assistance in avoiding residential mortgage loan foreclosures are currently in effect. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. One such program is the Hope for Homeowners program, which is effective from October 1, 2008 through September 30, 2011 and will enable certain distressed borrowers to refinance their mortgages into FHA-insured loans. In addition, in February 2009, the U.S. Treasury announced the Homeowner Affordability and Stability Plan (“HASP”), which is a multi-faceted plan intended to prevent residential mortgage foreclosures. While the effect of these programs has not been as extensive as originally expected, the effect of such programs as the Hope for Homeowners program and HASP for holders of Agency RMBS could be that such holders would experience changes in the anticipated yields of their Agency RMBS due to (i) increased prepayment rates on their Agency RMBS and (ii) lower interest and principal payments on their Agency RMBS.

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

Financial Condition

As of June 30, 2011 and December 31, 2010, the Agency RMBS in our portfolio were purchased at a net premium to their par value due to the average interest rates on these investments being higher than prevailing market rates. As of June 30, 2011 and December 31, 2010, we had approximately $201.9 million and $152.7 million, respectively, of unamortized premium included in the cost basis of our investments.

As of June 30, 2011 and December 31, 2010, our Agency RMBS portfolio consisted of the following assets:

June 30, 2011

	Par Value	Fair Value	Weighted Average
Asset Type	(in thousands)		Cost/Par	Fair Value/Par	MTR(1)		Coupon	CPR(2)
15 Year Fixed Rate	$4,439,585	$4,605,393	$102.33	$103.73	N/A		3.89%	5.5%
20 Year Fixed Rate	626,399	643,866	102.35	102.79	N/A		4.14%	2.5%
30 Year Fixed Rate	588,274	625,974	103.33	106.41	N/A		5.00%	N/A (3)
Hybrid ARMs	2,849,820	2,960,036	102.24	103.87	63.1		3.37%	12.8%

Total/Weighted Average	$8,504,078	$8,835,269	$102.37	$103.89	63.1	(4)	3.81%	7.3%

December 31, 2010

	Par Value	Fair Value	Weighted Average
Asset Type	(in thousands)		Cost/Par	Fair Value/Par	MTR(1)		Coupon	CPR(2)
15 Year Fixed Rate	$3,549,194	$3 ,622,862	$102.16	$102.08	N/A		3.87%	23.1%
20 Year Fixed Rate	647,360	660,237	102.38	101.99	N/A		4.14%	6.9%
30 Year Fixed Rate	223,047	238,549	105.60	106.95	N/A		5.55%	28.2%
Hybrid ARMs	1,737,307	1,788,922	102.70	102.97	63.2		3.43%	18.4%

Total/Weighted Average	$6,156,908	$6,310,570	$102.46	$102.50	63.2	(4)	3.83%	18.9%

(1)

“Months to Reset” is the number of months remaining before the fixed rate on a hybrid ARM becomes a variable rate. At the end of the fixed period, the variable rate will be determined by the margin and the pre-specified caps of the ARM. After the fixed period, 100% of the hybrid ARMS in the portfolio reset annually.

(2)

CPR, or “Constant Prepayment Rate,” is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year. Specifically, the constant prepayment rate is an annualized version of the prior three month prepayment rate for those Agency RMBS held at June 30, 2011. Securities with no prepayment history are excluded from this calculation.

(3)	The Agency RMBS backed by 30 year mortgages in the portfolio are newly issued securities, and therefore, did not have three months of CPR history as of June 30, 2011.
(4)	Weighted average months to reset of our Hybrid ARM portfolio.

Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of June 30, 2011 and December 31, 2010, the average final contractual maturity of the mortgage portfolio is in year 2032 and 2031, respectively.

The average expected life of our Agency RMBS reflects the estimated average period of time the securities in the portfolio will remain outstanding. The average expected lives of our Agency RMBS do not exceed five years, based upon prepayment models obtained through subscription-based financial information service providers. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, the mortgage rate of the outstanding loan, loan age, margin and volatility. The actual lives of the Agency RMBS in our investment portfolio could be longer or shorter than those estimates depending on the actual prepayment rates experienced over the lives of the applicable securities. As of June 30, 2011 and December 31, 2010 we had CLOs with a fair value of $24.1 million and $20.5 million, respectively.

Hedging Instruments

We generally intend to hedge as much of the interest rate risk as we determine is in the best interests of our stockholders. Our policies do not contain specific requirements as to the percentages or amount of interest rate risk that our Manager is required to hedge. No assurance can be given that our hedging activities will have the desired beneficial impact on our results of operations or financial condition.

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

At June 30, 2011, we were a party to 15 interest rate swaps and three interest rate caps (whereby we will receive interest payments when three-month LIBOR exceeds the cap rate) with maturities between May 2013 and June 2016 with an aggregate notional amount of $5,440.0 million and a fair value of approximately $(28.7) million. At December 31, 2010, we were a party to 12 interest rate swaps and three interest rate caps (whereby we will receive interest payments when three-month LIBOR exceeds the cap rate) with maturities between May 2013 and November 2015 with an aggregate notional amount of $4,390.0 million and a fair value of approximately $30.3 million. As of June 30, 2011 and December 31, 2010, the weighted average fixed rate on our interest rate swaps was 1.491% and 1.354%, respectively. As of June 30, 2011 and December 31, 2010 the weighted average cap rate on our interest rate caps was 1.593%.

The current fair value of interest rate swaps and caps is heavily dependent on the current market fixed rate, the corresponding term structure of floating rates (known as the yield curve) as well as the expectation of changes in future floating rates. As expectations of future floating rates change, the fair value of interest rate swaps changes.

Liabilities

We have entered into repurchase agreements to finance some of our purchases of Agency RMBS. These agreements are secured by our Agency RMBS and bear interest at rates that have historically moved in close relationship to LIBOR. At June 30, 2011, we had approximately $7,548.1 million of liabilities pursuant to repurchase agreements with 23 counterparties that had weighted average interest rates of approximately 0.25%, and maturities of between 11 and 106 days. In addition, as of June 30, 2011, we had approximately $626.5 million in payables for securities purchased. A portion of the payable for securities purchased will be financed through repurchase agreements. At December 31, 2010, we had approximately $3,443.8 million of liabilities pursuant to repurchase agreements with 20 counterparties that had weighted average interest rates of approximately 0.32%, and maturities of between seven and 80 days. In addition, as of December 31, 2010 we had approximately $2,234.4 million in payables for securities purchased. Because we measure leverage as total liabilities divided by net assets, the approximately $626.5 million and $2,234.4 million payable for securities purchased is included in our June 30, 2011 and December 31, 2010 leverage ratio of 8.1 to 1 and 8.3 to 1, respectively. Below is a summary of our payable for securities purchased as of June 30, 2011 and December 31, 2010 (in thousands).

June 30, 2011

Forward Settling Purchases	Settle Date	Par Value	Payable
FNMA - 15 Year 4% Fixed	7/19/2011	$199,034	$206,337
FNMA - 15 Year 4% Fixed	7/19/2011	200,000	207,275
FNMA - 30 Year 3.1% Hybrid ARM	8/23/2011	35,000	35,924
FNMA - 30 Year 3.1% Hybrid ARM	8/23/2011	15,000	15,408
FNMA - 30 Year 3.25% Hybrid ARM	8/23/2011	40,000	41,354
FNMA - 30 Year 3.28% Hybrid ARM	8/23/2011	50,000	51,686
FNMA - 30 Year 3.29% Hybrid ARM	8/23/2011	13,000	13,231

Forward Settling Purchases	Settle Date	Par Value	Payable
FNMA - 30 Year 3.33% Hybrid ARM	8/23/2011	35,000	35,723
FNMA - 30 Year 3.41% Hybrid ARM	8/23/2011	9,000	9,272
FNMA - 30 Year 3.41% Hybrid ARM	8/31/2011	10,000	10,266

		$606,034	$626,476

December 31, 2010

Forward Settling Purchases	Settle Date	Par Value	Payable
FNMA - 15 Year 3.5% Fixed	1/19/2011	$150,000	$154,622
FNMA - 15 Year 4.0% Fixed	1/19/2011	31,096	32,008
FNMA - 30 Year 3.25% Hybrid ARM	1/25/2011	49,646	51,433
FNMA - 30 Year 5.5% Fixed	2/10/2011	200,000	212,556
FNMA - 15 Year 3.5% Fixed	2/15/2011	550,000	563,952
FNMA - 15 Year 4.0% Fixed	2/15/2011	100,000	103,835
FNMA - 15 Year 4.5% Fixed	2/15/2011	300,000	313,627
FNMA - 15 Year 3.5% Fixed	3/16/2011	150,000	150,934
FHLMC - 15 Year 3.5% Fixed	3/16/2011	200,000	200,260
FNMA - 15 Year 3.5% Fixed	4/18/2011	400,000	399,661
FNMA - 15 Year 4.0% Fixed	4/18/2011	50,444	51,513

		$2,181,186	$2,234,401

Summary Financial Data:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Investment income - Interest income
Interest Income - Agency RMBS	$64,681	$16,478	$104,715	$32,871
Interest Income - CLOs, Structured Notes & Cash Equivalents	1,039	787	1,985	1,331

Total interest income	65,720	17,265	106,700	34,202

EXPENSES:
Interest expense	4,470	1,081	7,574	2,067
Operating expenses	4,865	2,086	9,284	4,318

Total expenses	9,335	3,167	16,858	6,385

Net investment income	56,385	14,098	89,842	27,817

Net gain (loss) from investments	129,225	32,367	149,044	38,832

GAINS AND (LOSSES) FROM SWAP AND CAP CONTRACTS:
Net swap and cap interest income (expense)	(14,875)	(3,138)	(26,733)	(6,432)
Net gain (loss) on termination of swap contracts	(3,493)	(17,205)	(3,492)	(17,205)
Net unrealized appreciation (depreciation) on swap and cap contracts	(67,820)	1,483	(57,142)	(5,263)

Net gain (loss) from swap and cap contracts	(86,188)	(18,860)	(87,367)	(28,900)

NET INCOME	$99,422	$27,605	$151,519	$37,749

Net income per common share (diluted)	$1.20	$1.46	$1.97	$2.01
Distributions per common share	$0.60	$0.60	$1.20	$1.15

Key Portfolio Statistics*
Average Agency RMBS(1)	$7,699,364	$1,661,530	$6,364,652	$1,695,139
Average repurchase agreements(2)	6,831,941	1,473,953	5,541,810	1,500,971
Average net assets(3)	1,013,990	260,662	920,153	256,550

Average yield on Agency RMBS(4)	3.37%	3.98%	3.32%	3.91%
Average cost of funds and hedge(5)	1.14%	1.15%	1.25%	1.14%
Interest rate spread net of hedge(6)	2.23%	2.83%	2.07%	2.77%
Operating expense ratio(7)	1.92%	3.21%	2.02%	3.39%
Leverage ratio (at period end)(8)	8.1:1	5.3:1	8.1:1	5.3:1

(1)	Our average Agency RMBS for the period was calculated by averaging the month end cost basis of our settled Agency RMBS during the period.
(2)	Our average repurchase agreements for the period were calculated by averaging the month end repurchase agreement balance during the period.
(3)	Our average net assets for the period were calculated by averaging the month end net assets during the period.
(4)	Our average yield on Agency RMBS for the period was calculated by dividing our interest income from Agency RMBS by our average Agency RMBS.
(5)	Our average cost of funds and hedge for the period was calculated by dividing our total interest expense, including our net swap and cap interest income (expense), by our average repurchase agreements.
(6)	Our interest rate spread net of hedge for the period was calculated by subtracting our average cost of funds and hedge from our average yield on Agency RMBS.
(7)	Our operating expense ratio is calculated by dividing operating expenses by average net assets.
(8)	Our leverage ratio was calculated by dividing total liabilities by net assets.
*	All percentages are annualized.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Non-GAAP Reconciliation:
NET INCOME	$99,422	$27,605	$151,519	$37,749
Net (gain) loss from investments	(129,225)	(32,367)	(149,044)	(38,832)
Net (gain) loss on termination of swap contracts	3,493	17,205	3,492	17,205
Net unrealized (appreciation) depreciation on swap and cap contracts	67,820	(1,483)	57,142	5,263

Core Earnings	$41,510	$10,960	$63,109	$21,385

Results of Operations

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Net Income. Net income increased $71.8 million to $99.4 million for the three months ended June 30, 2011, compared to net income of $27.6 million for the three months ended June 30, 2010. The major components of this increase are detailed below.

Net Gain (Loss) From Investments. Net gain from investments increased by $96.8 million to $129.2 million for the three months ended June 30, 2011, compared to $32.4 million for the three months ended June 30, 2010. This increase was primarily the result of the increase in valuations of Agency RMBS on a larger portfolio. During the three months ended June 30, 2011 the price of a Fannie Mae Agency RMBS backed by 15 year 4.5% mortgages increased $1.375, less than the $1.812 increase during the three months ended June 30, 2010, however the average settled Agency RMBS held during the three months ended June 30, 2011 was $7,699.4 million, significantly higher than the $1,661.5 million held during the three months ended June 30, 2010.

Net Gain (Loss) from Swap and Cap Contracts. Net loss from swap and cap contracts decreased by $67.3 million to a loss of $86.2 million for the three months ended June 30, 2011, compared to a loss of $18.9 million for the three months ended June 30, 2010. The decrease was primarily due to the change in swap rates combined with the change in the size of our interest rate swap and cap (“hedge”) portfolio. During the three months ended June 30, 2011 the average balance of our hedge portfolio was $5,290.0 million notional amount compared to $865.0 million notional amount during the three months ended June 30, 2010. In addition, during the three months ended June 30, 2011 and 2010, three year swap rates decreased by 42 basis points and 47 basis points, respectively.

Interest Income. Interest income, which consists of interest income on Agency RMBS, subordinated tranches of CLOs, structured notes and short term investments, increased by $48.4 million to $65.7 million for the three months ended June 30, 2011, as compared to $17.3 million for the three months ended June 30, 2010. The change in interest income was primarily due to the increased size of our Agency RMBS portfolio. During the three months ended June 30, 2011 our average Agency RMBS portfolio was $7,699.4 million, compared to $1,661.5 million during the three months ended June 30, 2010. However, the increased income due to the size of our portfolio was offset by the decrease in the average yield on Agency RMBS. During the three months ended June 30, 2011 and 2010, our average yield on Agency RMBS was 3.37% and 3.98%, respectively.

Interest on CLOs is accrued at a rate determined based on estimated future cash flows and adjusted prospectively as future cash flow amounts are recast. When we cannot reliably estimate cash flows for CLOs, a nonaccrual (cost recovery) recognition method is used. Interest income on subordinated tranches of CLOs increased to $1.0 million for the three months ended June 30, 2011, compared to $0.7 million for the three months ended June 30, 2010. Additionally, for the three months ended June 30, 2011, we received $1.3 million of distributions from CLOs that were accounted for as a reduction of the cost basis and thereby excluded from our interest income and Core Earnings. This compared to $1.1 million for the three months ended June 30, 2010.

Total Expenses. Interest expense increased $3.4 million to $4.5 million for the three months ended June 30, 2011, as compared to $1.1 million for the three months ended June 30, 2010. The increase was due to the increase in our average repurchase agreements. During the three months ended June 30, 2011 and 2010, our average repurchase agreements were $6,831.9 million and $1,474.0 million, respectively. In addition, we had an average rate on our repurchase agreements of 0.26% and 0.29% during the three months ended June 30, 2011 and 2010, respectively.

Operating Expenses. For the three months ended June 30, 2011, operating expenses increased by $2.8 million to $4.9 million compared to $2.1 million for the three months ended June 30, 2010. The primary reason for the increase in our operating expenses was the management fees that we paid to our Manager, which are a percentage of our net assets. However, operating expenses as a percentage of net assets decreased significantly during the three months ended June 30, 2011 to 1.92% compared to 3.21% during the three months ended June 30, 2010, largely because we had a larger asset base resulting from the public offerings during 2010 and in February 2011. Our average net assets were $1,014.0 million and $260.7 million for the three months ended June 30, 2011 and 2010, respectively. Operating expenses consist of management fees payable to our Manager in accordance with our management agreement, amortization related to restricted stock and stock options granted to our executive officers, certain officers and employees of our Manager and its sub-advisors and other individuals who provide services to us, as designated by our Manager, and our independent directors, directors’ fees, insurance premium expenses for directors and officers insurance and other general and administrative expenses, including legal and accounting fees.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Net Income. Net income increased $113.8 million to $151.5 million for the six months ended June 30, 2011, compared to net income of $37.7 million for the six months ended June 30, 2010. The major components of this increase are detailed below.

Net Gain (Loss) From Investments. Net gain from investments increased by $110.2 million to $149.0 million for the six months ended June 30, 2011, compared to $38.8 million for the six months ended June 30, 2010. This increase was primarily the result of the increase in valuations of Agency RMBS on a larger portfolio. During the six months ended June 30, 2011 the price of a

Fannie Mae Agency RMBS backed by 15 year 4.5% mortgage increased $1.250, less than the $2.500 increase during the six months ended June 30, 2010, however the average settled Agency RMBS held during the six months ended June 30, 2011 was $6,364.7 million, significantly higher than the $1,695.1 million held during the six months ended June 30, 2010.

Net Gain (Loss) from Swap and Cap Contracts. Net loss from swap and cap contracts increased by $58.5 million to a loss of $87.4 million for the six months ended June 30, 2011, compared to a loss of $28.9 million for the six months ended June 30, 2010. The increase was primarily due to the change in swap rates combined with the change in the size of our hedge portfolio. During the six months ended June 30, 2011 the average balance of our hedge portfolio was $4,975.7 million notional amount compared to $811.4 million notional amount during the six months ended June 30, 2010. In addition, during the six months ended June 30, 2011 and 2010, three year swap rates decreased by 13 basis points and 72 basis points, respectively.

Interest Income. Interest income, which consists of interest income on Agency RMBS, subordinated tranches of CLOs, structured notes and short term investments, increased by $72.5 million to $106.7 million for the six months ended June 30, 2011, as compared to $34.2 million for the six months ended June 30, 2010. The change in interest income was primarily due to the increased size of our Agency RMBS portfolio. During the six months ended June 30, 2011 our average Agency RMBS portfolio was $6,364.7 million, compared to $1,695.1 million during the six months ended June 30, 2010. However, the increased income due to the size of our portfolio was offset by the decrease in the average yield on Agency RMBS. During the six months ended June 30, 2011 and 2010, our average yield on Agency RMBS was 3.32% and 3.91%, respectively.

Interest on CLOs is accrued at a rate determined based on estimated future cash flows and adjusted prospectively as future cash flow amounts are recast. When we cannot reliably estimate cash flows for CLOs, a nonaccrual (cost recovery) recognition method is used. Interest income on subordinated tranches of CLOs increased to $2.0 million for the six months ended June 30, 2011, compared to $1.1 million for the six months ended June 30, 2010. Additionally, for the six months ended June 30, 2011 we received $2.4 million of distributions from CLOs that were accounted for as a reduction of the cost basis and thereby excluded from our interest income and Core Earnings. This compared to $1.6 million for the six months ended June 30, 2010.

Total Expenses. Interest expense increased $5.5 million to $7.6 million for the six months ended June 30, 2011, as compared to $2.1 million for the six months ended June 30, 2010. The increase was due to the increase in our average repurchase agreements. During the six months ended June 30, 2011 and 2010, our average repurchase agreements were $5,541.8 million and $1,501.0 million, respectively. Meanwhile the average rate on our repurchase agreements went unchanged at 0.28% during the six months ended June 30, 2011 and 2010.

Operating Expenses. For the six months ended June 30, 2011, operating expenses increased by $5.0 million to $9.3 million compared to $4.3 million for the six months ended June 30, 2010. The primary reason for the increase in our operating expenses was the management fees that we paid to our Manager, which are a percentage of our net assets. However, operating expenses as a percentage of net assets decreased significantly during the six months ended June 30, 2011 to 2.02% compared to 3.39% during the six months ended June 30, 2010, largely because we had a larger asset base resulting from the public offerings during 2010 and in February 2011. Our average net assets were $920.2 million and $256.6 million for the six months ended June 30, 2011 and 2010, respectively. Operating expenses consist of management fees payable to our Manager in accordance with our management agreement, amortization related to restricted stock and stock options granted to our executive officers, certain officers and employees of our Manager and its sub-advisors and other individuals who provide services to us, as designated by our Manager, and our independent directors, directors’ fees, insurance premium expenses for directors and officers insurance and other general and administrative expenses, including legal and accounting fees.

Contractual Obligations and Commitments

The base management fee under our management agreement is payable monthly in arrears in an amount equal to 1/12 th of (a) 1.50% of the first $250,000,000 of our net assets, (b) 1.25% of our net assets that are greater than $250,000,000 and less than or equal to $500,000,000, and (c) 1.00% of our net assets that are greater than $500,000,000. Pursuant to that agreement, our Manager is also entitled to receive, in certain circumstances, a termination fee and reimbursement of certain expenses as described therein. Such fees and expenses do not have fixed and determinable payments. We reimbursed our Manager an aggregate of $0.3 million and $0.4 million in expenses for the three and six months ended June 30, 2011, respectively. Our Manager may seek reimbursement for compensation paid to its executives or services providers for services attributable to us. For the three and six months ended June 30, 2011, the Manager did not seek any such reimbursement.

We had the following contractual obligations under repurchase agreements as of June 30, 2011 and December 31, 2010 (dollar amounts in thousands):

	June 30, 2011
	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$4,112,881	0.24%	$1,840	$4,114,721
30 days to 60 days	1,678,449	0.25	1,036	1,679,485
60 days to 90 days	1,637,919	0.24	1,012	1,638,931
90 days to 120 days	118,842	0.32	192	119,034

	$7,548,091	0.25%	$4,080	$7,552,171

	December 31, 2010
	Balance	Weighted Average Contractual Rate	Contractual Interest Payments	Total Contractual Obligation
Within 30 days	$1,291,544	0.33%	$614	$1,292,158
30 days to 60 days	1,499,864	0.32	1,135	1,500,999
60 days to 90 days	652,435	0.32	520	652,955

	$3,443,843	0.32%	$2,269	$3,446,112

We enter into interest rate swap and cap contracts as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for the term of the swap or cap contract. At June 30, 2011 and December 31, 2010, we had the following interest rate swap and cap contracts (dollars in thousands):

As of June 30, 2011

Interest Rate Swaps

	Expiration Date	Fixed Pay Rate	Floating Receive Rate(1)	Notional Amount	Fair Value
Counterparty
The Royal Bank of Scotland plc	May 2013	1.6000%	0.2550%	$100,000	$(1,794)
The Royal Bank of Scotland plc	June 2013	1.3775%	0.2458%	300,000	(4,136)
The Royal Bank of Scotland plc	July 2013	1.3650%	0.2780%	300,000	(4,018)
Goldman Sachs	December 2013	1.3088%	0.2470%	400,000	(4,165)
The Royal Bank of Scotland plc	December 2013	1.2813%	0.2453%	500,000	(4,868)
Goldman Sachs	December 2013	1.2640%	0.2453%	400,000	(3,731)
Deutsche Bank Group	December 2013	1.3225%	0.2450%	400,000	(4,289)
Deutsche Bank Group(2)	April 2014	1.6700%	0.3030%	250,000	(1,707)
The Royal Bank of Scotland plc	July 2014	1.7200%	0.3045%	100,000	(1,771)
Nomura Global Financial Products, Inc.	July 2014	1.7325%	0.2755%	250,000	(4,439)
Deutsche Bank Group	August 2014	1.3530%	0.2608%	200,000	(1,033)
Goldman Sachs	September 2014	1.3120%	0.2455%	500,000	(1,322)
Deutsche Bank Group	October 2014	1.1725%	0.2968%	240,000	574
Goldman Sachs	February 2015	2.1450%	0.2608%	500,000	(13,031)
Nomura Global Financial Products, Inc.	June 2016	1.9400%	0.2529%	300,000	579

Total				$4,740,000	$(49,151)

Interest Rate Swaps

	Expiration Date	Cap Rate	Notional Amount	Fair Value
Counterparty
The Royal Bank of Scotland plc	December 2014	2.0725%	$200,000	$2,636
The Royal Bank of Scotland plc	October 2015	1.4275%	300,000	10,347
The Royal Bank of Scotland plc	November 2015	1.3600%	200,000	7,446

Total			$700,000	$20,429

As of December 31, 2010

Interest Rate Swaps	Expiration Date	Fixed Pay Rate	Floating Receive Rate(1)	Notional Amount	Fair Value
Counterparty
The Royal Bank of Scotland plc	May 2013	1.6000%	0.2875%	$100,000	$(1,496)
The Royal Bank of Scotland plc	June 2013	1.3775%	0.3028%	300,000	(2,718)
The Royal Bank of Scotland plc	July 2013	1.3650%	0.2891%	300,000	(2,484)
Goldman Sachs	December 2013	1.3088%	0.3016%	400,000	(776)
The Royal Bank of Scotland plc	December 2013	1.2813%	0.3019%	500,000	(539)
Goldman Sachs	December 2013	1.2640%	0.3019%	400,000	(255)
Deutsche Bank Group	December 2013	1.3225%	0.3019%	400,000	(904)
The Royal Bank of Scotland plc	July 2014	1.7200%	0.3028%	100,000	(733)
Nomura Global Financial Products, Inc.	July 2014	1.7325%	0.2891%	250,000	(1,787)
Deutsche Bank Group	August 2014	1.3530%	0.2844%	200,000	1,529
Goldman Sachs	September 2014	1.3120%	0.3028%	500,000	5,460
Deutsche Bank Group	October 2014	1.1725%	0.2906%	240,000	4,059

Total				$3,690,000	$(644)

Interest Rate Caps	Expiration Date	Cap Rate	Notional Amount	Fair Value
Counterparty
The Royal Bank of Scotland plc	December 2014	2.0725%	$200,000	$4,752
The Royal Bank of Scotland plc	October 2015	1.4275%	300,000	15,340
The Royal Bank of Scotland plc	November 2015	1.3600%	200,000	10,892

Total			$700,000	$30,984

(1)	Resets quarterly to 3-Month LIBOR
(2)	Interest rate swap contains a one-time option to cancel at $0.

We enter into certain contracts that contain a variety of indemnification obligations, principally with our Manager, brokers and counterparties to interest rate swap contracts and repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of June 30, 2011 and December 31, 2010. In addition, as of June 30, 2011 and December 31, 2010, we had a $626.5 million and $2,234.4 million payable for securities purchased, respectively, a portion of which will be financed through repurchase agreements. Because we measure leverage as total liabilities divided by net assets, the amount of payable for securities purchased is included in our June 30, 2011 and December 31, 2010 leverage ratio of 8.1 to 1 and 8.3 to 1, respectively. A summary of our payable for securities purchased as of June 30, 2011 and December 31, 2010 is included in the “Financial Condition—Liabilities” section.

Off-Balance Sheet Arrangements

As of June 30, 2011 and December 31, 2010, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2011 and December 31, 2010, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or had any intent to provide funding to any such entities.

Liquidity and Capital Resources

Our primary sources of funds are borrowings under repurchase arrangements and monthly principal repayments and interest payments on our investments. Other sources of funds may include proceeds from debt and equity offerings and asset sales. As of June 30, 2011, we had repurchase agreements totaling $7,548.1 million, with a weighted average borrowing rate of 0.25%. In addition, during the six months ended June 30, 2011 and 2010 we received $415.4 million of principal repayments and $95.0 million of interest payments compared to $263.2 million and $34.5 million, respectively. We held cash and cash equivalents of $1.0 million and $1.5 million at June 30, 2011 and December 31, 2010, respectively.

During 2010 and on February 15, 2011, we closed public offerings totaling 39.8 million and 23.0 million shares of our common stock, respectively, for total net proceeds of approximately $481.0 million and $275.8 million, respectively, after the underwriting discount and commissions and expenses.

During the six months ended June 30, 2011 and 2010, our operations used net cash of $4,331.0 million and $45.4 million, respectively. During the six months ended June 30, 2011 and 2010, we had net purchases of securities (net of purchases, sales and principal repayments) of $2,393.8 million and $408.8 million, respectively. The increase in net purchases of securities was the result of investing the $275.8 million of total net proceeds of the February 15, 2011 public offering and maintaining our leverage ratio.

We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of common stock by reinvesting some or all of the cash dividends received on shares of common stock. This plan became effective on June 22, 2010. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. From June 22, 2010 to December 31, 2010, we issued 607,902 shares under the plan raising approximately $8.0 million of net proceeds. For the six months ended June 30, 2011, we issued 6,957 shares under the plan raising approximately $87,452 in net proceeds. As of June 30, 2011 and December 31, 2010, there were approximately 9.4 million shares available for issuance under this plan.

On June 7, 2011 we entered into a sales agreement with JMP Securities LLC to, from time to time, publicly offer and sell up to 15,000,000 shares of our common stock in at-the-market transactions and/or privately negotiated transactions. As of June 30, 2011 we had not sold any common stock under the sales agreement. As of June 30, 2011, 15,000,000 shares of common stock remained available for issuance to be sold under the sales agreement.

The following tables present certain information regarding our risk exposure on our repurchase agreements as of June 30, 2011 and December 31, 2010 (dollars in thousands):

June 30, 2011

Counterparty	Total Outstanding Borrowings	% of Total	Amount At Risk (1)	Weighted Average Maturity in Days
Bank of America Securities LLC	$255,272	3.4%	$14,526	19
Bank of Nova Scotia	200,740	2.7	5,789	43
Barclays Capital, Inc.	395,272	5.2	25,001	38
BNP Paribas Securities Corp	390,697	5.2	19,831	74
Cantor Fitzgerald & Co.	476,876	6.3	24,781	39
Citigroup Global Markets, Inc.	387,088	5.1	21,105	40
Credit Suisse Securities (USA) LLC	333,670	4.4	14,305	19
Daiwa Securities America, Inc.	344,469	4.6	18,282	57
Deutsche Bank Securities, Inc.	527,626	7.0	31,124	65
Goldman Sachs & Co.	586,736	7.8	31,095	16
Guggenheim Liquidity Services, LLC	280,865	3.7	14,783	41
Industrial and Commercial Bank of China Financial Services LLC	69,411	0.9	3,670	25
ING Financial Markets LLC	252,008	3.3	13,815	35
LBBW Securities LLC	180,891	2.4	10,243	59
MF Global Securities Inc.	257,696	3.4	13,939	43
Mitsubishi UFJ Securities (USA), Inc.	337,591	4.5	18,544	54
Mizuho Securities USA, Inc.	196,391	2.6	9,728	33
Morgan Stanley & Co. Inc.	256,712	3.4	16,526	20
Nomura Securities International, Inc.	458,547	6.1	23,598	46
South Street Securities LLC	403,422	5.3	24,120	23
The Royal Bank of Scotland PLC	211,616	2.8	10,124	11
UBS Securities LLC	348,375	4.6	20,402	23
Wells Fargo Securities, LLC	396,120	5.3	16,086	20

	$7,548,091	100.0	$401,417

December 31, 2010

Counterparty	Total Outstanding Borrowings	% of Total	Amount at Risk(1)	Weighted Average Maturity in Days
Bank of America Securities LLC	$162,617	4.7%	$9,756	18
Barclays Capital, Inc.	275,316	8.0	18,522	29
BNP Paribas Securities Corp.	210,840	6.1	13,885	75
Cantor Fitzgerald & Co.	317,137	9.2	19,620	49
Citigroup Global Markets, Inc.	58,587	1.7	2,778	20
Credit Suisse Securities (USA) LLC	199,352	5.8	16,299	41
Daiwa Securities America, Inc.	80,058	2.3	3,975	7
Deutsche Bank Securities, Inc.	292,920	8.5	17,830	45
Goldman Sachs & Co.	395,996	11.5	26,487	57
Guggenheim Liquidity Services, LLC	151,671	4.4	9,414	46
ING Financial Markets LLC	82,701	2.4	4,517	74
Jefferies & Company, Inc.	35,937	1.1	1,835	11
LBBW Securities LLC	157,277	4.6	11,607	45
MF Global Securities Inc.	135,766	4.0	6,141	30
Mitsubishi UFJ Securities (USA), Inc.	120,487	3.5	6,451	20
Mizuho Securities USA, Inc.	145,028	4.2	9,190	18
Nomura Securities International, Inc.	167,506	4.9	10,791	34
The Royal Bank of Scotland PLC	221,348	6.4	15,879	7
South Street Securities LLC	159,807	4.6	14,002	46
UBS Securities LLC	73,492	2.1	4,736	46

Total	$3,443,843	100.0%	$223,715

(1)	Equal to the fair value of pledged securities plus accrued interest income, minus the sum of repurchase agreement liabilities and accrued interest expense.

Our repurchase agreements do not include substantive provisions other than those covenants and other customary provisions contained in the standard master repurchase agreement as published by the Bond Market Association (now the Securities Industry and Financial Markets Association). The repurchase agreements generally require us to transfer additional securities to the counterparty in the event the value of the securities then held by the counterparty in the margin account falls below specified levels and contain events of default in cases where we breach our obligations under the agreement. We receive margin calls from our repurchase agreement counterparties from time to time in the ordinary course of business similar to other entities in the specialty finance business. As of June 30, 2011 and December 31, 2010, we had approximately $566.0 million and $423.4 million, respectively, in Agency RMBS, U.S. Treasury securities and cash and cash equivalents available to satisfy future margin calls. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future.

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

We generally seek to borrow between six and 10 times the amount of our net assets. At June 30, 2011 and December 31, 2010, our total liabilities were $8,290.7 million and $5,698.9 million, respectively, which represented a leverage ratio of 8.1 to 1 and 8.3 to 1, respectively.

Qualitative and Quantitative Disclosures about Short-Term Borrowings

The following table discloses quantitative disclosures about our short-term borrowings under repurchase agreements during the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Outstanding at Period End	$7,548	$1,448	$7,548	$1,448
Weighted Average Rate at Period End	0.25%	0.32%	0.25%	0.32%
Average Outstanding During Period(1)	$6,832	$1,474	$5,542	$1,501
Weighted Average Rate During Period	0.26%	0.29%	0.28%	0.28%
Largest Month End Balance During Period	$7,548	$1,488	$7,548	$1,665

(1)	Calculated based on the average month end balance during the period.

During the three and six months ended June 30, 2011, our repurchase agreement balance increased during the end of the period due to forward settling purchases made with the net proceeds from our February 2011 equity offering settling and being financed through repurchase agreements. During the three and six months ended June 30, 2011, the weighted average rate on our repurchase agreements remained relatively stable at 0.26% and 0.28%, respectively, compared to 0.29% and 0.28% during the three and six months ended June 30, 2010. During the three and six months ended June 30, 2010, our repurchase agreement balance also remained stable at $1,474.0 million and $1,501.0 million, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2011 and December 31, 2010, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do believe that risk can be quantified from historical experience and seek to actively manage risk, to earn sufficient compensation to justify taking risks and to maintain capital levels consistent with the risks we undertake. Our board of directors has a risk management committee that oversees our risk management process. See “Business-Risk Management” in our annual report on Form 10-K for the fiscal year ended December 31, 2010 for a further discussion of our risk management committee and risk mitigation practices.

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

We are a party to the interest rate swap and contracts as of June 30, 2011 and December 31, 2010 described in detail under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in this quarterly report on Form 10-Q.

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

Our analysis of risks is based on our Manager’s experience, estimates, models and assumptions. These analyses rely on models that utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our Manager may produce results that differ significantly from the estimates and assumptions used in our models and the projected results reflected herein.

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

The following sensitivity analysis table shows the estimated impact of our interest rate-sensitive investments and repurchase agreement liabilities on the fair value and net income, exclusive of the effect of changes in fair value on our net income, at June 30, 2011 and December 31, 2010, assuming a static portfolio and that rates instantaneously fall 25, 50 and 75 basis points and rise 25, 50 and 75 basis points.

June 30, 2011

Change in Interest Rates	Projected Change in the Fair Value of Our Assets	Projected Change in Our Net Income(1)
- 75 basis points	2.64%	3.99%
- 50 basis points	1.83%	2.89%
- 25 basis points	0.95%	1.78%
No Change	0.00%	0.00%
+ 25 basis points	-1.00%	-4.60%
+ 50 basis points	-2.03%	-9.19%
+ 75 basis points	-3.09%	-13.79%

December 31, 2010

Change in Interest Rates	Projected Change in the Fair Value of Our Assets	Projected Change in Our Net Income(1)
- 75 basis points	2.79%	1.69%
- 50 basis points	1.93%	0.97%
- 25 basis points	0.99%	0.26%
No Change	0.00%	0.00%
+ 25 basis points	-1.03%	-4.05%
+ 50 basis points	-2.01%	-7.64%
+ 75 basis points	-3.19%	-11.22%

(1)	Exclusive of the changes in fair value on net income

While the charts above reflect the estimated immediate impact of interest rate increases and decreases on a static portfolio, we rebalance our portfolio from time to time either to take advantage or minimize the impact of changes in interest rates. Additionally, the effects of interest rate changes on our portfolio illustrated in the above chart do not take into account the effect that our hedging instruments, mainly interest rate swaps and caps, would have on the fair value of our portfolio, but do take into account the effect that our hedging instruments, would have on our net income, exclusive of the effect of changes in fair value on our net income. Generally, our interest rate swaps reset in the quarter following changes in interest rates. It is important to note that the impact of changing interest rates on fair value and net income can change significantly when interest rates change beyond 75 basis points from current levels. Therefore, the volatility in the fair value of our assets could increase significantly when interest rates change beyond 75 basis points. In addition, other factors impact the fair value of and net income from our interest rate sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of our assets and our net income would likely differ from that shown above, and such difference might be material and adverse to our stockholders.

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

Our Manager seeks to mitigate our liquidity risks by monitoring our liquidity position on a daily basis and maintaining a prudent level of leverage, which we currently consider to be between six and 10 times the amount of net assets in our overall portfolio, based on current market conditions and various other factors, including the health of the financial institutions that lend to us under our repurchase agreements and the presence of special liquidity programs provided by domestic and foreign central banks.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There have been no changes in our internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

The Company and the Manager are not currently subject to any material legal proceedings.

Item 1A. Risk Factors

The failure of U.S. lawmakers to reach an agreement on a national debt ceiling or budget may materially adversely affect our business, financial condition and results of operations.

The current U.S. debt ceiling and budget deficit concerns have increased the possibility of the credit-rating agencies downgrading the U.S.’s credit rating for the first time in history. Because Fannie Mae and Freddie Mac are in conservatorship of the U.S. Government, if the U.S.’s credit rating was downgraded it would likely impact the credit risk associated with Agency RMBS and, therefore, decrease the value of the Agency RMBS in our portfolio. In addition, a downgrade of the U.S. Government’s credit rating would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system.

In the event U.S. lawmakers fail to reach an agreement on a national debt ceiling or budget, the U.S. could default on its obligations, which could negatively impact the trading market for U.S. government securities. This may, in turn, negatively affect the value of our Agency RMBS and our ability to obtain financing for our investments. As a result, it may materially adversely affect our business, financial condition and results of operations.

We cannot assure you that we will be able to complete an internalization of our management, or that the definitive terms will be consistent with those set forth in the term sheet executed by the Company and Sharpridge Capital Management, L.P. (“Sharpridge”), which could materially adversely affect our business, financial condition and results of operations.

On July 20, 2011, the Company issued a press release announcing it has entered into a non-binding term sheet with Sharpridge, which is a sub-advisor to Cypress Sharpridge Advisors LLC, the Company’s manager, that includes the material terms and conditions pursuant to which the Company intends to complete an internalization of its management. The term sheet provides that the Company intends to (i) acquire all of the assets that Sharpridge uses to oversee the Company’s day-to-day operations and actively manage the Company’s investment portfolio for a cash purchase price of $750,000 and (ii) offer employment to all of the 13 current employees of Sharpridge, including those individuals who are the current executive officers of the Company. In connection with the completion of an internalization transaction, the management agreement by and between the Company and its manager, and other ancillary agreements related thereto, will be terminated without the payment of any termination fee. The Company expects to enter into employment agreements with its executive officers and to establish a compensation program for its employees that the compensation committee of the Company’s board of directors has created based on consultation with a third-party compensation consultant. In addition, the currently proposed terms of internalization include (i) a grant to our chief executive officer, Mr. Grant, of shares of restricted common stock in an amount to be determined by the Compensation Committee and subject to a five (5) year vesting period, and (ii) the acceleration of the vesting of all shares subject to forfeiture under all existing restricted stock award agreements between Mr. Grant and the Company. The completion of the transactions contemplated by the term sheet is scheduled to take place effective as of September 1, 2011, and is subject to negotiation, execution and delivery of mutually acceptable agreements, including an asset purchase agreement and employment agreements for the Company’s executive officers. We cannot assure you that we will be able to complete such an internalization transaction or that the terms of such a transaction will be consistent with those set forth in the term sheet. In addition, we may not be able to retain all of the current employees of Sharpridge after internalization, and our general and administrative expenses after internalization could be higher than our current general and administrative expenses. Any of the foregoing risks could materially adversely affect out business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item  4. (Removed and Reserved).

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits.

Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

	Exhibit 101.INS XBRL	Instance Document (1)

	Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document (1)

	Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)

	Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)

	Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)

*	Filed herewith.
**	Furnished herewith.
(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at June 30, 2011 ( Unaudited) and December 31, 2010 (Derived from the audited balance sheet at December 31, 2010); (ii) Condensed Statements of Operations (Unaudited) for the three and six months ended June 30, 2011 and 2010; (iii) Condensed Statement of Changes in Net Assets (Unaudited) for the three and six months ended June 30, 2011; (iv) Condensed Statements of Cash Flows (Unaudited) for the six months ended June 30, 2011 and 2010; and (v) Condensed Notes to Financial Statements (Unaudited) for the three months ended June 30, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYPRESS SHARPRIDGE INVESTMENTS, INC.

Dated: July 21, 2011	BY:	/s/ FRANCES R. SPARK
Frances R. Spark
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

	Exhibit 101.INS XBRL	Instance Document (1)

	Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document (1)

	Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)

	Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)

	Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)

*	Filed herewith.
**	Furnished herewith.
(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets at June 30, 2011 ( Unaudited) and December 31, 2010 (Derived from the audited balance sheet at December 31, 2010); (ii) Condensed Statements of Operations (Unaudited) for the three and six months ended June 30, 2011 and 2010; (iii) Condensed Statement of Changes in Net Assets (Unaudited) for the three and six months ended June 30, 2011; (iv) Condensed Statements of Cash Flows (Unaudited) for the six months ended June 30, 2011 and 2010; and (v) Condensed Notes to Financial Statements (Unaudited) for the three months ended June 30, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.