Form 10-Q
period 2011-09-30
CYS Investments, Inc.
filed 2011-10-20
CIK 1396446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission file number 001-33740

CYS Investments, Inc.

(Exact name of registrant as specified in its charter)

Maryland	20-4072657
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

890 Winter Street, Suite 200 Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

(617) 639-0440

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 20, 2011
Common Stock ($0.01 par value)	82,750,953

PART I. Financial Information

Item 1.	Financial Statements

CYS INVESTMENTS, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(In thousands, except per share numbers)	September 30, 2011	December 31, 2010*
ASSETS:
Investments in securities, at fair value (including pledged assets of $8,079,568 and $3,671,582, respectively)	$9,493,117	$6,331,048
Interest rate swap contracts, at fair value	—	9,113
Interest rate cap contracts, at fair value	7,562	30,984
Cash and cash equivalents	7,180	1,510
Receivable for securities sold	3,486	—
Interest receivable	27,593	16,183
Other assets	1,379	429

Total assets	9,540,317	6,389,267

LIABILITIES:
Repurchase agreements	7,540,669	3,443,843
Interest rate swap contracts, at fair value	96,369	9,757
Payable for securities purchased	762,122	2,234,401
Distribution payable	45,509	—
Accrued interest payable (including accrued interest on repurchase agreements of $2,111 and $1,084, respectively)	18,194	9,412
Related party management fee payable	—	800
Accrued expenses and other liabilities	3,247	715

Total liabilities	8,466,110	5,698,928

Contingencies (note 8)
NET ASSETS	$1,074,207	$690,339

Net assets consist of:
Common Stock, $0.01 par value, 500,000 shares authorized (82,744 and 59,551 shares issued and outstanding, respectively)	$827	$596
Additional paid in capital	1,019,401	739,005
Retained earnings (Accumulated deficit)	53,979	(49,262)

NET ASSETS	$1,074,207	$690,339

NET ASSET VALUE PER SHARE	$12.98	$11.59

*	Derived from audited financial statements.

See notes to financial statements.

CYS INVESTMENTS, INC.

CONDENSED SCHEDULES OF INVESTMENTS

SEPTEMBER 30, 2011 (UNAUDITED)

INVESTMENTS IN SECURITIES—UNITED STATES OF AMERICA

(In thousands)	Face Amount	Fair Value
Fixed Income Securities - 883.7% (d)
Mortgage Pass-Through Agency RMBS - 874.9% (d)
Fannie Mae Pools - 784.6% (d)
2.810%, due 12/1/2041(b)	$25,000	$25,664
2.880%, due 12/1/2041(b)	13,000	13,378
2.988%, due 10/1/2040(a)(b)	48,892	50,820
3.001%, due 1/1/2041(a)(b)	43,164	44,979
3.032%, due 12/1/2040(a)(b)	164,578	171,576
3.050%, due 9/1/2041(b)	50,336	51,971
3.054%, due 9/1/2041(a)(b)	49,881	51,984
3.167%, due 9/1/2041(b)	40,382	41,927
3.170%, due 10/1/2041(b)	50,000	51,969
3.180%, due 7/1/2041(b)	38,741	40,409
3.204%, due 6/1/2041(a)(b)	190,766	198,990
3.216%, due 11/1/2040(a)(b)	41,323	43,114
3.221%, due 7/1/2040(a)(b)	43,684	45,584
3.244%, due 9/1/2041(a)(b)	114,477	119,342
3.241%, due 3/1/2041(a)(b)	18,970	19,733
3.246%, due 12/1/2040(a)(b)	70,397	73,432
3.288%, due 9/1/2041(a)(b)	94,496	98,971
3.262%, due 10/1/2041(a)(b)	104,717	109,168
3.252%, due 4/1/2041(a)(b)	66,613	69,461
3.252%, due 11/1/2040(a)(b)	45,815	47,896
3.257%, due 6/1/2041(a)(b)	55,437	57,807
3.275%, due 5/1/2041(a)(b)	46,137	48,102
3.286%, due 6/1/2041(a)(b)	126,246	131,600
3.300%, due 10/1/2041(b)	150,000	156,657
3.313%, due 6/1/2041(a)(b)	34,422	35,816
3.315%, due 4/1/2041(a)(b)	39,238	40,875
3.359%, due 8/1/2041(a)(b)	31,627	32,918
3.370%, due 5/1/2041(a)(b)	24,037	25,033
3.391%, due 4/1/2041(a)(b)	47,779	49,889
3.398%, due 4/1/2041(a)(b)	57,210	59,710
3.411%, due 6/1/2041(a)(b)	119,766	125,071
3.500%, due 10/1/2026	450,000	469,969
3.500%, due 1/1/2026(a)	167,808	175,485
3.500%, due 1/1/2026(a)	143,435	149,997
3.500%, due 2/1/2026(a)	95,481	99,849
3.500%, due 2/1/2026(a)	142,558	149,080
3.500%, due 2/1/2026(a)	235,787	246,574
3.500%, due 3/1/2026(a)	95,737	100,116
3.500%, due 3/1/2026(a)	53,073	55,501
3.500%, due 3/1/2026(a)	91,311	95,488
3.500%, due 4/1/2026	49,171	51,421
3.500%, due 5/1/2026(a)	96,611	101,031
3.500%, due 7/1/2021(a)	288,426	303,416
3.500%, due 12/1/2025(a)	95,081	99,431

See notes to financial statements.

CYS INVESTMENTS, INC.

CONDENSED SCHEDULES OF INVESTMENTS - Continued

SEPTEMBER 30, 2011 (UNAUDITED)

	Face Amount	Fair Value
3.500%, due 12/1/2025(a)	93,848	98,142
3.569%, due 7/1/2040(a)(b)	15,964	16,706
3.570%, due 8/1/2040(b)	43,260	45,274
3.578%, due 7/1/2040(a)(b)	18,739	19,617
3.587%, due 8/1/2040(a)(b)	41,360	43,345
3.599%, due 6/1/2041(a)(b)	67,813	70,914
3.624%, due 6/1/2041(b)	68,053	71,170
3.674%, due 7/1/2040(a)(b)	40,409	42,467
3.684%, due 8/1/2040(a)(b)	42,914	45,117
3.712%, due 5/1/2040(a)(b)	36,436	38,422
3.729%, due 8/1/2040(a)(b)	10,725	11,300
3.745%, due 9/1/2039(a)(b)	26,628	28,003
3.825%, due 7/1/2040(a)(b)	37,395	39,411
3.958%, due 10/1/2039(a)(b)	32,015	33,714
3.968%, due 9/1/2039(a)(b)	16,344	17,264
4.000%, due 1/1/2025(a)	35,541	37,510
4.000%, due 1/1/2025(a)	57,600	60,828
4.000%, due 1/1/2026(a)	47,417	50,073
4.000%, due 1/1/2026(a)	47,587	50,254
4.000%, due 2/1/2025(a)	37,893	40,016
4.000%, due 2/1/2026(a)	46,891	49,519
4.000%, due 2/1/2026(a)	40,660	42,938
4.000%, due 2/1/2026(a)	14,875	15,708
4.000%, due 2/1/2026(a)	88,690	93,659
4.000%, due 3/1/2025(a)	37,356	39,449
4.000%, due 3/1/2026(a)	26,064	27,524
4.000%, due 3/1/2026(a)	191,602	202,338
4.000%, due 3/1/2026(a)	42,811	45,210
4.000%, due 3/1/2026(a)	47,555	50,219
4.000%, due 4/1/2026(a)	96,165	101,554
4.000%, due 4/1/2026(a)	7,780	8,216
4.000%, due 4/1/2026(a)	70,698	74,660
4.000%, due 4/1/2026(a)	156,356	165,116
4.000%, due 4/1/2026(a)	153,172	161,755
4.000%, due 5/1/2026(a)	45,094	47,621
4.000%, due 5/1/2026(a)	25,477	26,904
4.000%, due 5/1/2026(a)	191,792	202,538
4.000%, due 6/1/2026(a)	24,505	25,878
4.000%, due 6/1/2026(a)	104,515	110,371
4.000%, due 6/1/2026(a)	94,773	100,083
4.000%, due 9/1/2030(a)	87,482	92,575
4.000%, due 9/1/2030(a)	21,263	22,501
4.000%, due 10/1/2024(a)	9,418	9,940
4.000%, due 10/1/2025(a)	25,748	27,191
4.000%, due 10/1/2025(a)	27,569	29,114
4.000%, due 10/1/2025(a)	46,751	49,371
4.000%, due 10/1/2030(a)	46,722	49,442
4.000%, due 10/1/2030(a)	72,562	76,786

See notes to financial statements.

CYS INVESTMENTS, INC.

CONDENSED SCHEDULES OF INVESTMENTS - Continued

SEPTEMBER 30, 2011 (UNAUDITED)

	Face Amount	Fair Value
4.000%, due 10/1/2030(a)	69,676	73,733
4.000%, due 10/1/2030(a)	70,131	74,214
4.000%, due 11/1/2025(a)	46,061	48,642
4.000%, due 11/1/2025(a)	46,982	49,614
4.000%, due 11/1/2025(a)	9,102	9,612
4.000%, due 12/1/2025(a)	23,367	24,676
4.000%, due 12/1/2025(a)	68,894	72,755
4.000%, due 12/1/2025(a)	27,691	29,243
4.000%, due 12/1/2025(a)	25,804	27,040
4.000%, due 12/1/2030(a)	72,030	76,224
4.500%, due 6/1/2025(a)	28,163	30,027
4.500%, due 2/1/2026(a)	50,216	53,477
4.500%, due 3/1/2024(a)	11,507	12,254
4.500%, due 3/1/2025(a)	42,592	45,411
4.500%, due 3/1/2026(a)	64,840	69,131
4.500%, due 4/1/2025(a)	28,822	30,730
4.500%, due 4/1/2030(a)	27,260	29,017
4.500%, due 5/1/2023(a)	19,676	20,978
4.500%, due 6/1/2024(a)	15,212	16,199
4.500%, due 8/1/2024(a)	12,505	13,318
4.500%, due 9/1/2024(a)	18,347	19,538
4.500%, due 10/1/2024(a)	29,487	31,402
4.500%, due 10/1/2024(a)	30,563	32,548
4.500%, due 10/1/2024(a)	25,426	27,077
4.500%, due 10/1/2030(a)	47,964	51,055
4.500%, due 11/1/2024	39,691	42,268
4.500%, due 11/1/2030(a)	48,650	51,785
4.500%, due 5/1/2030(a)	44,287	47,140
5.000%, due 5/1/2041(a)	91,116	98,119
5.000%, due 4/1/2041(a)	168,708	181,673

Total Fannie Mae Pools	8,018,667	8,427,831

Freddie Mac Pools - 76.1% (d)
2.980%, due 9/1/2041(b)	50,244	52,377
3.024%, due 9/1/2041(a)(b)	50,032	52,156
3.229%, due 12/1/2040(a)(b)	44,867	46,988
3.241%, due 2/1/2041(a)(b)	40,099	41,918
3.248%, due 1/1/2041(a)(b)	47,987	50,178
3.273%, due 6/1/2041(a)(b)	48,708	50,792
3.429%, due 9/1/2041(b)	50,011	52,014
3.500%, due 4/1/2026(a)	191,694	200,078
3.652%, due 6/1/2041(a)(b)	47,978	50,230
4.000%, due 10/1/2025(a)	63,223	66,597
4.500%, due 1/1/2025(a)	28,655	30,444
4.500%, due 2/1/2025(a)	37,250	39,598
4.500%, due 5/1/2025(a)	17,427	18,526
4.500%, due 7/1/2024(a)	37,019	39,329
4.500%, due 12/1/2024(a)	12,575	13,360

See notes to financial statements.

CYS INVESTMENTS, INC.

CONDENSED SCHEDULES OF INVESTMENTS - Continued

SEPTEMBER 30, 2011 (UNAUDITED)

	Face Amount	Fair Value
4.500%, due 12/1/2024(a)	12,197	12,958

Total Freddie Mac Pools	779,966	817,543

Ginnie Mae Pools - 14.2% (d)
3.500%, due 7/20/2040(a)(b)	80,027	84,233
3.500%, due 7/20/2040(a)(b)	47,205	49,686
4.000%, due 1/20/2040(a)(b)	17,660	18,740

Total Ginnie Mae Pools	144,892	152,659

Total Mortgage Pass-Through Agency RMBS (Cost - $9,159,918)	8,943,525	9,398,033

U.S. Treasury Bills - 7.0% (d)
0.060%, due 2/9/2012(e)	75,000	74,990

Total U.S. Treasury Bills (Cost - $74,979)	75,000	74,990

Collateralized Loan Obligation Securities - 1.8%(d)
AMMC CLO V LTD(c)	2,249	1,462
AMMC CLO VII, LTD(c)	3,900	2,730
ARES VIR CLO, LTD(c)(f)	3,775	1,812
BALLYROCK CLO 2006-2, LTD(c)	4,270	4,270
CARLYLE HIGH YIELD PARTNERS VIII, LTD(c)	3,000	2,100
EATON VANCE CDO IX, LTD(c)	2,500	1,725
FLAGSHIP CLO V, LTD(c)	3,750	2,625
PHOENIX CLO II, LTD (formerly AVENUE CLO V)(c)	2,000	1,620
PRIMUS CLO I, LTD(c)	2,500	1,750

Total Collateralized Loan Obligation Securities (Cost - $16,524)	27,944	20,094

Total Investments in Securities (Cost - $9,251,421)	$9,046,469	$9,493,117

	Notional Amount	Fair Value
Interest Rate Cap Contracts - 0.7%(d)
December 2014 Expiration, Cap Rate 2.0725%	$200,000	$819
October 2015 Expiration, Cap Rate 1.4275%	300,000	3,888
November 2015 Expiration, Cap Rate 1.3600%	200,000	2,855

Total Interest Rate Cap Contracts (Cost, $14,681)	$700,000	$7,562

Interest Rate Swap Contracts - (9.0%)(d)
May 2013 Expiration, Pay Rate 1.6000%, Receive Rate 3-Month LIBOR	$100,000	$(1,728)
June 2013 Expiration, Pay Rate 1.3775%, Receive Rate 3-Month LIBOR	300,000	(4,268)
July 2013 Expiration, Pay Rate 1.3650%, Receive Rate 3-Month LIBOR	300,000	(4,304)
December 2013 Expiration, Pay Rate 1.2640%, Receive Rate 3-Month LIBOR	400,000	(5,902)
December 2013 Expiration, Pay Rate 1.2813%, Receive Rate 3-Month LIBOR	500,000	(7,526)
December 2013 Expiration, Pay Rate 1.3088%, Receive Rate 3-Month LIBOR	400,000	(6,299)
December 2013 Expiration, Pay Rate 1.3225%, Receive Rate 3-Month LIBOR	400,000	(6,416)
April 2014 Expiration, Pay Rate 1.6700%, Receive Rate 3-Month LIBOR (g)	250,000	(1,483)
July 2014 Expiration, Pay Rate 1.7200%, Receive Rate 3-Month LIBOR	100,000	(2,835)
July 2014 Expiration, Pay Rate 1.7325%, Receive Rate 3-Month LIBOR	250,000	(7,232)
August 2014 Expiration, Pay Rate 1.3530%, Receive Rate 3-Month LIBOR	200,000	(3,710)
September 2014 Expiration, Pay Rate 1.31200%, Receive Rate 3-Month LIBOR	500,000	(8,692)

See notes to financial statements.

CYS INVESTMENTS, INC.

CONDENSED SCHEDULES OF INVESTMENTS - Continued

SEPTEMBER 30, 2011 (UNAUDITED)

	Notional Amount	Fair Value
October 2014 Expiration, Pay Rate 1.1725%, Receive Rate 3-Month LIBOR	240,000	(3,143)
February 2015 Expiration, Pay Rate 2.1450%, Receive Rate 3-Month LIBOR	500,000	(22,296)
June 2016 Expiration, Pay Rate 1.9400%, Receive Rate 3-Month LIBOR	300,000	(10,535)

Total Interest Rate Swap Contracts (Cost, $0)	$4,740,000	$(96,369)

LEGEND

(a)	Securities or a portion of the securities are pledged as collateral for repurchase agreements or interest rate swap contracts.
(b)	The coupon rate shown on floating or adjustable rate securities represents the rate at September 30, 2011.
(c)

Securities exempt from registration under Rule 144A of the Securities Act of 1933. These securities may only be resold in transactions exempt from registration, normally to qualified institutional buyers. At September 30, 2011, the fair value of these securities amounted to $20,094 or 1.8% of net assets.

(d)	Percentage of net assets.
(e)	Zero coupon bond, rate shown represents purchase yield.
(f)	Non-income producing security.
(g)	Interest rate swap contains a one-time option to cancel at $0.

See notes to financial statements.

CYS INVESTMENTS, INC.

CONDENSED SCHEDULES OF INVESTMENTS

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

See notes to financial statements.

CYS INVESTMENTS, INC.

CONDENSED SCHEDULES OF INVESTMENTS – Continued

DECEMBER 31, 2010 (UNAUDITED)*

	Face Amount	Fair Value
4.000%, due 12/1/2025	30,566	31,598
4.000%, due 1/1/2026	50,444	51,510
4.000%, due 12/1/2025	31,096	31,859
4.000%, due 12/1/2024(a)	22,837	23,554
4.000%, due 10/1/2024(a)	11,035	11,382
4.000%, due 1/1/2025(a)	41,384	42,683
4.000%, due 1/1/2025(a)	65,069	67,265
4.000%, due 2/1/2025(a)	43,086	44,540
4.000%, due 3/1/2025(a)	43,404	44,869
4.000%, due 9/1/2030(a)	96,940	98,229
4.000%, due 9/1/2030(a)	23,974	24,293
4.000%, due 10/1/2025(a)	27,531	28,460
4.000%, due 10/1/2030(a)	49,695	50,356
4.000%, due 10/1/2030(a)	74,994	75,992
4.000%, due 10/1/2030(a)	74,413	75,402
4.000%, due 10/1/2025(a)	29,823	30,830
4.000%, due 10/1/2030(a)	74,750	75,744
4.000%, due 10/1/2025(a)	49,680	51,356
4.000%, due 11/1/2025(a)	49,461	51,130
4.000%, due 11/1/2025(a)	50,118	51,810
4.000%, due 11/1/2025(a)	9,941	10,277
4.000%, due 2/1/2026	100,000	102,734
4.063%, due 6/1/2039(a)(b)	19,102	20,082
4.096%, due 9/1/2039(a)(b)	24,491	25,701
4.500%, due 5/1/2024(a)	12,186	12,856
4.500%, due 6/1/2024(a)	20,005	20,980
4.500%, due 5/1/2024(a)	13,063	13,700
4.500%, due 6/1/2024(a)	17,943	18,817
4.500%, due 9/1/2024(a)	21,594	22,647
4.500%, due 9/1/2024(a)	21,095	22,123
4.500%, due 10/1/2024(a)	36,292	38,062
4.500%, due 9/1/2024(a)	1,937	2,031
4.500%, due 11/1/2024(a)	11,631	12,198
4.500%, due 10/1/2024(a)	38,299	40,166
4.500%, due 11/1/2024(a)	49,978	52,415
4.500%, due 10/1/2024(a)	29,910	31,368
4.500%, due 4/1/2030(a)	28,916	29,998
4.500%, due 5/1/2030(a)	48,182	49,984
4.500%, due 6/1/2025(a)	33,361	35,050
4.500%, due 10/1/2030(a)	49,664	51,522
4.500%, due 11/1/2030(a)	50,338	52,221
4.500%, due 2/1/2026	300,000	314,109
5.500%, due 9/1/2023(a)	32,265	34,714
5.500%, due 2/1/2041	200,000	213,594
6.000%, due 5/1/2037(a)	8,749	9,401
6.000%, due 4/1/2038(a)	14,299	15,555

Total Fannie Mae Pools	5,403,989	5,537,130

See notes to financial statements.

CYS INVESTMENTS, INC.

CONDENSED SCHEDULES OF INVESTMENTS – Continued

DECEMBER 31, 2010 (UNAUDITED)*

	Face Amount	Fair Value
Freddie Mac Pools - 88.6% (d)
3.052%, due 1/1/2041(a)(b)	45,411	46,424
3.200%, due 12/1/2040(a)(b)	50,012	51,281
3.247%, due 12/1/2040(b)	49,646	50,980
3.500%, due 3/1/2026	200,000	199,938
4.000%, due 10/1/2025(a)	73,474	75,689
4.500%, due 7/1/2024(a)	48,351	50,527
4.500%, due 2/1/2025(a)	43,717	45,739
4.500%, due 12/1/2024(a)	15,509	16,207
4.500%, due 12/1/2024(a)	15,096	15,775
4.500%, due 1/1/2025(a)	33,201	34,696
4.500%, due 5/1/2025(a)	18,565	19,423
5.500%, due 9/1/2023(a)	4,998	5,360

Total Freddie Mac Pools	597,980	612,039

Ginnie Mae Pools - 23.4% (d)
3.500%, due 7/20/2040(a)(b)	84,444	87,841
3.500%, due 7/20/2040(a)(b)	49,868	51,874
4.000%, due 1/20/2040(a)(b)	20,627	21,686

Total Ginnie Mae Pools	154,939	161,401

Total Mortgage Pass-Through Agency RMBS (Cost - $6,308,441)	6,156,908	6,310,570

Collateralized Loan Obligation Securities - 3.0%(d)
AMMC CLO V LTD(c)	2,249	1,349
AMMC CLO VII, LTD(c)	3,900	2,578
ARES VIR CLO, LTD(c)(e)	3,775	1,623
BALLYROCK CLO 2006-2, LTD(c)	4,270	3,843
CARLYLE HIGH YIELD PARTNERS VIII, LTD(c)	3,000	2,250
EATON VANCE CDO IX, LTD(c)	2,500	1,915
FLAGSHIP CLO V, LTD(c)	3,750	2,363
PHOENIX CLO II, LTD (formerly AVENUE CLO V)(c)(e)	2,000	1,127
PRIMUS CLO I, LTD(c)	2,500	1,750
TRIMARAN CLO VII, LTD(c)	2,000	1,680

Total Collateralized Loan Obligation Securities (Cost - $21,183)	29,944	20,478

Total Investments in Securities (Cost - $6,329,624)	$6,186,852	$6,331,048

	Notional Amount	Fair Value
Interest Rate Cap Contracts - 4.5%(d)
December 2014 Expiration, Cap Rate 2.073%	$200,000	$4,752
October 2015 Expiration, Cap Rate 1.428%	300,000	15,340
November 2015 Expiration, Cap Rate 1.360%	200,000	10,892

Total Interest Rate Cap Contracts (Cost, $17,560)	$700,000	$30,984

Interest Rate Swap Contracts - (0.01)%(d)
May 2013 Expiration, Pay Rate 1.600%, Receive Rate 3-Month LIBOR	$100,000	$(1,496)
June 2013 Expiration, Pay Rate 1.378%, Receive Rate 3-Month LIBOR	300,000	(2,718)
July 2013 Expiration, Pay Rate 1.365%, Receive Rate 3-Month LIBOR	300,000	(2,484)

See notes to financial statements.

CYS INVESTMENTS, INC.

CONDENSED SCHEDULES OF INVESTMENTS – Continued

DECEMBER 31, 2010 (UNAUDITED)*

	Notional Amount	Fair Value
December 2013 Expiration, Pay Rate 1.3088%, Receive Rate 3-Month LIBOR	400,000	(776)
December 2013 Expiration, Pay Rate 1.2813%, Receive Rate 3-Month LIBOR	500,000	(539)
December 2013 Expiration, Pay Rate 1.2640%, Receive Rate 3-Month LIBOR	400,000	(255)
December 2013 Expiration, Pay Rate 1.3225%, Receive Rate 3-Month LIBOR	400,000	(904)
July 2014 Expiration, Pay Rate 1.7200%, Receive Rate 3-Month LIBOR	100,000	(733)
July 2014 Expiration, Pay Rate 1.7325%, Receive Rate 3-Month LIBOR	250,000	(1,787)
August 2014 Expiration, Pay Rate 1.353%, Receive Rate 3-Month LIBOR	200,000	1,529
September 2014 Expiration, Pay Rate 1.312%, Receive Rate 3-Month LIBOR	500,000	5,460
October 2014 Expiration, Pay Rate 1.1725%, Receive Rate 3-Month LIBOR	240,000	4,059

Total Interest Rate Swap Contracts (Cost, $0)	$3,690,000	$(644)

LEGEND

*	Derived from audited financial statements.
(a)	Securities or a portion of the securities are pledged as collateral for repurchase agreements or interest rate swap contracts.
(b)	The coupon rate shown on floating or adjustable rate securities represents the rate at December 31, 2010.
(c)

Securities exempt from registration under Rule 144A of the Securities Act of 1933. These securities may only be resold in transactions exempt from registration, normally to qualified institutional buyers. At December 31, 2010, the fair value of these securities amounted to $20,478 or 3.0% of net assets.

(d)	Percentage of net assets.
(e)	Non-income producing security.

See notes to financial statements.

CYS INVESTMENTS, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share numbers)	2011	2010	2011	2010
INVESTMENT INCOME - Interest income	$64,566	$16,311	$171,266	$50,514

EXPENSES:
Interest	4,778	1,109	12,352	3,176
Management fees	2,291	1,695	8,442	3,923
Compensation and benefits	4,338	389	5,472	1,035
General, administrative and other	3,203	633	5,202	2,077

Total expenses	14,610	3,826	31,468	10,211

Net investment income	49,956	12,485	139,798	40,303

GAINS AND (LOSSES) FROM INVESTMENTS:
Net realized gain (loss) on investments	13,267	9,909	28,613	489
Net unrealized appreciation (depreciation) on investments	107,692	18,667	241,390	66,919

Net gain (loss) from investments	120,959	28,576	270,003	67,408

GAINS AND (LOSSES) FROM SWAP AND CAP CONTRACTS:
Net swap and cap interest income (expense)	(15,469)	(4,809)	(42,202)	(11,241)
Net gain (loss) on termination of swap contracts	—	(6,292)	(3,492)	(23,498)
Net unrealized appreciation (depreciation) on swap and cap contracts	(59,125)	(28,051)	(116,267)	(33,314)

Net gain (loss) from swap and cap contracts	(74,594)	(39,152)	(161,961)	(68,053)

NET INCOME	$96,321	$1,909	$247,840	$39,658

NET INCOME PER COMMON SHARE BASIC & DILUTED
Basic	$1.16	$0.05	$3.15	$1.74

Diluted	$1.16	$0.05	$3.15	$1.74

See notes to financial statements.

CYS INVESTMENTS, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(In thousands)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Net income:
Net investment income	$49,956	$139,798
Net realized gain (loss) on investment securities	13,267	28,613
Net unrealized appreciation (depreciation) on investments	107,692	241,390
Net gain (loss) on swap and cap contracts	(74,594)	(161,961)

Net income	96,321	247,840

Capital transactions:
Net proceeds from issuance of common shares	29	275,936
Distributions to shareholders	(45,509)	(144,599)
Amortization of share based compensation	3,557	4,691

Increase (decrease) in net assets from capital transactions	(41,923)	136,028

Total increase in net assets	54,398	383,868
Net assets:
Beginning of period	1,019,809	690,339

End of period	$1,074,207	$1,074,207

See notes to financial statements.

CYS INVESTMENTS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$247,840	$39,658
Adjustments to reconcile net income to net cash used in operating activities:
Purchase of investment securities	(6,104,138)	(3,737,688)
Proceeds from disposition of investment securities	2,355,791	716,341
Principal repayments of investment securities	828,994	378,035
Amortization of share based compensation	4,691	1,035
Amortization of premiums on investment securities	27,289	5,431
Amortization of premiums on interest rate cap contracts	2,879	—
Net realized (gain) loss on investment securities	(28,613)	(489)
Net unrealized (appreciation) depreciation on swap and cap contracts	116,267	33,314
Net unrealized (appreciation) depreciation on investments	(241,390)	(66,919)
Change in assets and liabilities:
Receivable for securities sold	(3,486)	(181,445)
Interest receivable	(11,410)	(3,406)
Other assets	(950)	(503)
Payable for securities purchased and terminated swap contract	(1,472,279)	2,404,797
Accrued interest payable	8,782	2,887
Related party management fee payable	(800)	328
Accrued expenses and other liabilities	2,532	183

Net cash used in operating activities	(4,268,001)	(408,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	31,273,293	10,802,939
Repayments of repurchase agreements	(27,176,468)	(10,676,941)
Net proceeds from issuance of common shares	275,936	314,554
Distributions paid	(99,090)	(31,899)

Net cash provided by financing activities	4,273,671	408,653

Net increase (decrease) in cash and cash equivalents	5,670	212
CASH AND CASH EQUIVALENTS - Beginning of period	1,510	1,889

CASH AND CASH EQUIVALENTS - End of period	$7,180	$2,101

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$47,975	$13,088

SUPPLEMENTAL DISCLOSURES OF NONCASH FLOW INFORMATION:
Distributions declared, not yet paid	$45,509	$17,826

See notes to financial statements.

CYS INVESTMENTS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION

CYS Investments, Inc. (the “Company”) (formerly known as Cypress Sharpridge Investments, Inc.) was formed as a Maryland corporation on January 3, 2006, and commenced operations on February 10, 2006. The Company has elected to be taxed and intends to continue to qualify as a real estate investment trust (“REIT”) and is required to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), with respect thereto. The Company’s strategy had been to invest a majority of its capital in residential mortgage-backed securities that are issued and guaranteed by a federally chartered corporation (“Agency RMBS”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government such as the Government National Mortgage Association (“Ginnie Mae”), and subordinated tranches of asset-backed securities, including collateralized debt or loan obligations (“CLOs”). Pursuant to the Company’s investment guidelines, the Company must invest exclusively in Agency RMBS including collateralized mortgage obligations issued by Fannie Mae, Freddie Mac or Ginnie Mae. The Company’s common stock trades on the New York Stock Exchange under the symbol “CYS”.

On September 1, 2011, the Company acquired certain assets and entered into agreements to internalize the Company’s management (the “Internalization”). The Company previously had been managed by Cypress Sharpridge Advisors LLC (the “Manager”) pursuant to a management agreement (the “Management Agreement”). The Manager had entered into sub-advisory agreements with Sharpridge Capital Management, L.P. (“Sharpridge”) and an affiliate of The Cypress Group, pursuant to which the Manager was provided with all of the resources and assets (the “Assets”) used to operate the Company’s business and manage the Company’s assets. In connection with the completion of the Internalization, the Management Agreement, sub-advisory agreements and other ancillary agreements related thereto were terminated. No termination fee was incurred or paid as a result of terminating those agreements.

Under the terms of the Asset Purchase and Sale Agreement entered into in connection with the Internalization, the Company acquired the Assets from Sharpridge for a purchase price of $750,000 in cash. Additionally, all employees of Sharpridge as of August 31, 2011 have been hired by the Company. In connection with the execution of his employment agreement, the Chief Executive Officer received 150,000 shares of restricted stock on September 1, 2011 that will vest ratably over a five year vesting period, with one-fifth of the shares vesting on each of the first five anniversary dates of the grant date. In addition, the Company accelerated the vesting of the Chief Executive Officer’s outstanding shares of restricted stock issued prior to September 1, 2011, so that all such shares were vested and non-forfeitable on August 31, 2011, immediately prior to the completion of the Internalization. In connection with the Internalization, the Company changed its name from “Cypress Sharpridge Investments, Inc.” to “CYS Investments, Inc.” on September 1, 2011. The results of the Internalization were not material to the Company’s results of operations for the fiscal year ended December 31, 2010.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash held in banks and investments in money market funds. Interest income earned on cash and cash equivalents is recorded in interest income.

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

Because the Company uses financial reporting for investment companies, its investments, including its interest rate swap and cap contracts, are carried at fair value with changes in fair value included in earnings. Consequently, there would be no impact to designating interest rate swaps and caps as cash flow or fair value hedges under GAAP.

The Company is exposed to credit loss in the event of nonperformance by the counterparty to the swap or cap, limited to the amount of collateral posted that exceeds the fair value of the contract. However, as of September 30, 2011 and December 31, 2010 the Company did not anticipate nonperformance by any counterparty. Should interest rates move unexpectedly, the Company may not achieve the anticipated benefits of the interest rate swap or cap and may realize a loss.

Investment Valuation

Valuation of the Company’s investments is determined by management using third-party pricing services and dealer quotes. The third-party pricing services use pricing models that incorporate such factors as coupons, primary and secondary mortgage rates, prepayment speeds, spread to the Treasury curves and interest rate swap curves, convexity, duration, periodic and life caps and credit enhancement. The dealer quotes incorporate common market pricing methods, including a spread measurement to the Treasury curves or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. Management reviews all prices used to ensure that current market conditions are represented. This review includes comparisons of similar market transactions, alternative third-party pricing services and dealer quotes, or comparisons to a pricing model. The resulting unrealized gains and losses are reflected in the statement of operations.

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

Forward Settling Transactions

The Company may engage in forward settling transactions. The Company records forward settling transactions on the trade date and maintains security positions such that sufficient liquid assets will be available to make payment on the settlement date for the securities purchased. Securities purchased on a forward settling basis are carried at fair value and begin earning interest on the settlement date. Losses may occur on these transactions due to changes in market conditions or the failure of counterparties to perform under the contract. The Company may transact in To-Be-Announced Securities (“TBAs”). As with other forward settling transactions, a seller agrees to issue TBAs at a future date. However, the seller does not specify the particular securities to be delivered. Instead, the Company agrees to accept any security that meets specified terms such as issuer, interest rate and terms of underlying mortgages. The Company records TBAs on the trade date utilizing information associated with the specified terms of the transaction as opposed to the specific mortgages. TBAs are carried at fair value and begin earning interest on the settlement date. Losses may occur due to the fact that the actual underlying mortgages received may be less favorable than those anticipated by the Company. As of September 30, 2011 and December 31, 2010, the Company had pledged Agency RMBS with a fair value of $2.4 million and $10.1 million, respectively, on its open forward settling and TBA transactions.

Repurchase Agreements

Repurchase agreements are borrowings that are collateralized by the Company’s Agency RMBS and are carried at their amortized cost, which approximates their fair value due to their short term nature, generally 30-90 days. The Company’s repurchase agreement counterparties are large institutional dealers in fixed income securities. Collateral is valued daily and counterparties may require additional collateral when appropriate. At September 30, 2011 and December 31, 2010, Agency RMBS owned with a fair value of approximately $7,911.7 million and $3,657.2 million, respectively, have been pledged as collateral for repurchase agreements for which the counterparty has the right to sell or repledge.

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

Reclassification and Presentation

The statement of operations for the three and nine months ended September 30, 2010 had previously provided separate disclosure of related party management compensation which included the expense relating to restricted stock granted to non-employees (prior to the Internalization). The related party management compensation for the three and nine months ended September 30, 2010 of $389,349 and $1,034,694, respectively, was reclassified to compensation and benefits in the presentation herein. The statement of cash flows for the nine months ended September 30, 2010 had previously provided separate disclosure of amortization of related party management compensation which included the expense relating to restricted stock granted to non-employees (prior to the Internalization). The amortization of related party management compensation for the nine months ended September 30, 2010 of $1,034,694 was reclassified to amortization of share based compensation in the presentation herein.

Compensation and Benefits

Included in the Company’s compensation and benefits are salaries, incentive compensation, benefits, share based compensation and the expense relating to restricted stock granted to non-employees (prior to the Internalization). The Company accounts for share based compensation using the fair value based methodology prescribed by ASC 718, Share-Based Payment (“ASC 718”). Compensation cost related to restricted common stock issued is measured at its estimated fair value at the grant date and amortized and expensed over the vesting period. Prior to the Internalization on September 1, 2011, compensation cost related to restricted common stock and common stock options issued to the Company’s executive officers, certain employees of its Manager and its sub-advisors and other individuals who provide services to the Company was initially measured at estimated fair value at the grant date, and was remeasured on subsequent dates to the extent the awards were unvested.

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

Recent Accounting Pronouncements

In April 2011, the FASB issued ASC 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. In a typical repurchase agreement transaction, an entity transfers financial assets to a counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future. Prior to this update, one of the factors in determining whether sale treatment could be used was whether the transferor maintained effective control of the transferred assets by having the ability to repurchase such assets. Based on this update, the FASB concluded that the assessment of effective control should focus on a transferor’s contractual rights and obligations with respect to transferred financial assets, rather than whether the transferor has the practical ability to perform in accordance with those rights or obligations. Therefore, this update removes the transferor’s ability criterion from consideration of effective control. This update is effective for the first interim or annual period beginning on or after December 15, 2011 and is not expected to have a material effect on the Company’s financial statements.

3. EARNINGS PER SHARE

Components of the computation of basic and diluted EPS were as follows (in thousands, except per share numbers):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$96,321	$1,909	$247,840	$39,658
Less dividends paid:
Common shares	(45,138)	(17,490)	(143,293)	(38,433)
Unvested shares	(371)	(336)	(1,306)	(976)

Undistributed earnings	$50,812	$(15,917)	103,241	249

Basic weighted average shares outstanding:
Common shares	81,898	30,265	77,950	22,267

Basic earnings per common share:
Distributed earnings	$0.55	$0.58	$1.84	$1.73
Undistributed earnings	0.61	(0.53)	1.31	0.01

Basic earnings per common share	$1.16	$0.05	$3.15	$1.74

Diluted weighted average shares outstanding:
Common shares	81,898	30,265	77,950	22,267
Net effect of dilutive warrants(1)	—	12	1	12

	81,898	30,277	77,951	22,279

Diluted earnings per common share:
Distributed earnings	$0.55	$0.58	$1.84	$1.73
Undistributed earnings	0.61	(0.53)	1.31	0.01

Diluted earnings per common share	$1.16	$0.05	$3.15	$1.74

(1)

The impact of equity instruments is not included in the computation of EPS for periods in which their inclusion would be anti-dilutive. For the three and nine months ended September 30, 2011 and 2010, the Company had an aggregate of 131,000 stock options outstanding with a weighted average exercise price of $30.00 that were not included in the calculation of EPS for the three and nine months ended September 30, 2011 and 2010, as their inclusion would have been anti-dilutive. These equity instruments may have a dilutive impact on future EPS.

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

The following tables provide a summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

September 30, 2011

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Agency RMBS	$—	$9,398,033	$—	$9,398,033
U.S. Treasury Bills	74,990	—	—	74,990
CLOs	—	—	20,094	20,094
Interest rate cap contracts	—	7,562	—	7,562

Total	$74,990	$9,405,595	$20,094	$9,500,679

Liabilities
Interest rate swap contracts(a)	$—	$(96,369)	$—	$(96,369)

December 31, 2010

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Agency RMBS	$—	$6,310,570	$—	$6,310,570
CLOs	—	—	20,478	20,478
Interest rate cap contracts	—	30,984	—	30,984
Interest rate swap contracts (a)	—	9,113	—	9,113

Total	$—	$6,350,667	$20,478	$6,371,145

Liabilities
Interest rate swap contracts(a)	$—	$9,757	$—	$9,757

(a)	Subject to master netting arrangements

The table below presents a reconciliation of changes in assets classified as Level 3 in the Company’s financial statements for the three and nine months ended September 30, 2011. There were no changes in the classification of assets during the three and nine months ended September 30, 2010. A discussion of the method of fair valuing these assets is included above in “Investment Valuation.” Net unrealized appreciation (depreciation) on the assets is included in net unrealized appreciation (depreciation) on investments in the statement of operations.

Fair Value Reconciliation, Level 3

(in thousands)

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
CLOs
Beginning balance Level 3 assets	$24,141	$20,478
Change in net unrealized appreciation (depreciation)	(1,816)	4,275
Sales, at cost	(995)	(995)
Cash payments recorded as a reduction of cost basis	(1,236)	(3,664)
Transfers into Level 3	—	—

Ending balance Level 3 assets	$20,094	$20,094

The Agency RMBS portfolio consisted of Agency RMBS as follows:

September 30, 2011

	Par Value	Fair Value	Weighted Average
Asset Type	(in thousands)		Cost/Par	Fair Value/Par	MTR(1)		Coupon	CPR(2)
10 Year Fixed Rate	$288,426	$303,416	$104.06	$105.20	N/A		3.50%	6.2%
15 Year Fixed Rate	4,717,243	4,964,472	102.40	105.24	N/A		3.85%	9.9%
20 Year Fixed Rate	608,028	644,471	102.33	105.99	N/A		4.14%	8.1%
30 Year Fixed Rate	259,824	279,791	103.15	107.68	N/A		5.00%	15.7%
Hybrid ARMs	3,070,004	3,205,883	102.25	104.43	66.0		3.32%	19.9%

Total/Weighted Average	$8,943,525	$9,398,033	$102.42	$105.08	66.0	(3)	3.71%	12.6%

December 31, 2010

	Par Value	Fair Value	Weighted Average
Asset Type	(in thousands)		Cost/Par	Fair Value/Par	MTR (1)		Coupon	CPR (2)
15 Year Fixed Rate	$3,549,194	$3,622,862	$102.16	$102.08	N/A		3.87%	23.1%
20 Year Fixed Rate	647,360	660,237	102.38	101.99	N/A		4.14%	6.9%
30 Year Fixed Rate	223,047	238,549	105.60	106.95	N/A		5.55%	28.2%
Hybrid ARMs	1,737,307	1,788,922	102.70	102.97	63.2		3.43%	18.4%

Total/Weighted Average	$6,156,908	$6,310,570	$102.46	$102.50	63.2	(3)	3.83%	18.9%

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

As of September 30, 2011 and December 31, 2010, the Company’s Agency RMBS were purchased at a net premium to their par value due to the average interest rates on these investments being higher than prevailing market rates. As of September 30, 2011 and December 31, 2010, approximately $216.8 million and $152.7 million, respectively, of unamortized premium was included in the cost basis of the securities.

Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of September 30, 2011 and December 31, 2010, the average final contractual maturity of the Company’s Agency RMBS portfolio is in year 2031. Based on current estimates, the Agency RMBS will have a weighted average expected life of less than five years. Interest income on Agency RMBS for the three and nine months ended September 30, 2011 was $63.5 million and $168.3 million, respectively, and $15.6 million and $48.5 million for the three and nine months ended September 30, 2010, respectively.

In order to mitigate its interest rate exposure, the Company enters into interest rate swap and cap contracts. Below is a summary of the Company’s interest rate swap and cap contracts transacted during the three and nine months ended September 30, 2011 and 2010 (in thousands).

Three & Nine Months Ended September 30, 2011			Three & Nine Months Ended September 30, 2010
Trade Date	Transaction	Notional	Trade Date	Transaction	Notional
February 2011	Opened	$500,000	April 2010	Terminated	$(400,000)
March 2011	Opened	250,000	April 2010	Opened	400,000
May 2011	Terminated	(300,000)	May 2010	Terminated	(640,000)
May 2011	Opened	300,000	May 2010	Opened	740,000
June 2011	Opened	300,000	June 2010	Terminated	(100,000)

Net Increase		$1,050,000	June 2010	Opened	400,000

			July 2010	Opened	750,000
			August 2010	Terminated	(200,000)
			August 2010	Opened	200,000
			September 2010	Opened	500,000

			Net Increase		$1,650,000

As of September 30, 2011 and December 31, 2010, the Company had net pledged Agency RMBS and U.S Treasury securities with a fair value of $165.5 million and $4.3 million, respectively, as collateral on interest rate swap and cap contracts. Below is a summary of our interest rate swap and cap contracts open as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

Derivatives not designated as hedging instruments under ASC 815(a)
Interest Rate Swaps	Notional Amount	Fair Value	Statement of Assets and Liabilities Location

September 30, 2011	$0	$0	Assets
September 30, 2011	4,740,000	(96,369)	Liabilities
December 31, 2010	2,140,000	9,113	Assets
December 31, 2010	1,550,000	(9,757)	Liabilities

	Notional Amount	Fair Value	Statement of Assets and Liabilities Location
Interest Rate Caps
September 30, 2011	$700,000	$7,562	Assets
December 31, 2010	700,000	30,984	Assets

		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging Instruments under ASC 815(a)	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010
Interest rate swap and cap contracts	Net gain (loss) from interest rate swap and cap contracts	$(74,594)	$(39,152)	$(161,961)	$(68,053)

(a)	See note 2 for additional information on the Company’s purpose for entering into interest rate swaps and caps and the decision not to designate them as hedging instruments.

Credit Risk

At September 30, 2011 and December 31, 2010, the Company continued to minimize its exposure to credit losses on its mortgage assets by purchasing Agency RMBS. The payment of principal and interest on Agency RMBS is guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the United States government. While it is hoped that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy their guarantees of Agency RMBS.

On August 5, 2011 Standard & Poor’s downgraded the U.S.’s credit rating to AA+ for the first time. Because Fannie Mae and Freddie Mac are in conservatorship of the U.S. Government, the credit rating of Agency RMBS guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae were also downgraded to AA+. While this downgrade did not have a significant impact on the fair value of the Agency RMBS in the Company’s portfolio, it has increased the uncertainty regarding the credit risk of Agency RMBS.

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

September 30, 2011
Outstanding borrowings	$7,540,669
Interest accrued thereon	$2,111
Weighted average borrowing rate	0.28%
Weighted average remaining maturity (in days)	33.3
Fair value of the collateral(1)	$7,911,670

December 31, 2010
Outstanding borrowings	$3,443,843
Interest accrued thereon	$1,084
Weighted average borrowing rate	0.32%
Weighted average remaining maturity (in days)	39.3
Fair value of the collateral(1)	$3,657,185

(1)	Collateral for borrowings consists of Agency RMBS.

At September 30, 2011 and December 31, 2010, the Company did not have any repurchase agreements where the amount at risk exceeded 10% of net assets.

6. SHARE CAPITAL

The Company has authorized 500,000,000 shares of common stock having par value of $0.01 per share. As of September 30, 2011 and December 31, 2010, the Company had issued and outstanding 82,743,639 and 59,550,836 shares of common stock, respectively. The Company issued 23,192,803 and 40,794,324 shares of common stock during the nine months ended September 30, 2011 and year ended December 31, 2010, respectively.

There were no warrants outstanding at September 30, 2011. At December 31, 2010, the Company had warrants outstanding to purchase 15,200 additional shares of common stock with an exercise price of $11.00 with an expiration date of April 30, 2011.

The Company also authorized 50,000,000 shares of preferred stock having a par value of $0.01 per share. As of September 30, 2011 and December 31, 2010, no such shares were issued or outstanding.

On February 15, 2011, the Company closed a public offering of 23,000,000 shares of its common stock at a public offering price of $12.35 per share for total net proceeds of approximately $275.8 million, after the underwriting discount and commissions and expenses.

The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of common stock by reinvesting some or all of the cash dividends received on shares of common stock. This plan became effective on June 22, 2010. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. From June 22, 2010 to December 31, 2010 the Company issued 607,902 shares under the plan raising approximately $8.0 million of net proceeds. For the nine months ended September 30, 2011 the Company issued 9,192 shares under the plan raising approximately $116,064 of net proceeds. As of September 30, 2011 and December 31, 2010, there were approximately 9.4 million shares available for issuance under this plan.

On June 7, 2011 the Company entered into a sales agreement with JMP Securities LLC whereby the Company may from time to time, publicly offer and sell up to 15,000,000 shares of the Company’s common stock through at-the-market transactions and/or privately negotiated transactions. As of September 30, 2011 the Company had not sold any common stock under the sales agreement. As of September 30, 2011, 15,000,000 shares of common stock remained available for issuance to be sold under the sales agreement.

On September 1, 2011, the Company issued 150,000 shares of restricted stock in connection with the execution of an employment agreement with its Chief Executive Officer. The restricted stock will vest ratably over a five-year vesting period, with one-fifth of the shares vesting on each of the anniversary dates of the grant date. Additionally the Company accelerated the vesting of 257,000 shares of restricted stock owned by its Chief Executive Officer on August 31, 2011 in conjunction with the Internalization.

7. MANAGEMENT AGREEMENT AND RELATED PARTY TRANSACTIONS

On September 1, 2011, the Company announced that it completed the Internalization. The Company previously had been managed by the Manager pursuant to a Management Agreement. In connection with the completion of the Internalization, the Management Agreement, sub-advisory agreements and other ancillary agreements related thereto were terminated without the payment of any termination fee.

The Management Agreement provided, among other things, that the Company pay to the Manager, in exchange for managing the day-to-day operations of the Company, certain fees and reimbursements, consisting of a base management fee and reimbursement for out-of-pocket and certain other costs incurred by the Manager and on behalf of the Company. The base management fee, which was paid monthly, was equal to 1/12 of (A) 1.50% of the first $250,000,000 of Net Assets (as defined in the Management Agreement),

(B) 1.25% of such Net Assets that are greater than $250,000,000 and less than or equal to $500,000,000, and (C) 1.00% of such Net Assets that are greater than $500,000,000. The Company was also required to reimburse the Manager for its pro-rata portion of rent, utilities, legal and investment services, market information systems and research publications and materials. In addition, the Company recognized share-based compensation expense related to common stock options and restricted common stock granted to the Company’s executive officers and Manager Designees, which is included in compensation and benefits on the statement of operations.

For the three and nine months ended September 30, 2011 and 2010, the Company incurred the following in base management fees and expense reimbursement (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Base Management Fees	$2,105	$1,552	$7,835	$3,477
Expense Reimbursement	186	143	607	446

Total	$2,291	$1,695	$8,442	$3,923

8. CONTINGENCIES

The Company enters into certain contracts that contain a variety of indemnifications, principally with the Manager and brokers. The maximum potential amount of future payment the Company could be required to make under these indemnification provisions is unknown. However, the Company was released from any obligations to the indemnify Manager or its sub-advisers in connection with the completion of the Internalization. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2011 and December 31, 2010.

9. FINANCIAL HIGHLIGHTS

In accordance with financial reporting requirements applicable to investment companies, the Company has included below certain financial highlight information for the three and nine months ended September 30, 2011 and 2010:

	Per Share
	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
Net asset value, beginning of period	$12.35		$13.15		$11.59		$13.02
Net income (loss):
Net investment income	0.60	(a)	0.41	(a)	1.78	(a)	1.77	(a)
Net gain (loss) from investments and swap and cap contracts	0.56	(a)	(0.34	)(a)	1.37	(a)	(0.03	)(a)

Net income (loss)	1.16		0.07		3.15		1.74

Capital transactions:
Distributions to shareholders	(0.55)		(0.60)		(1.75)		(1.75)
Issuance of common shares and amortization of share based compensation	0.02	(a)	(0.09	)(a)	(0.01	)(a)	(0.48	)(a)

Net increase (decrease) in net asset value from capital transactions	(0.53)		(0.69)		(1.76)		(2.23)

Net asset value, end of period	$12.98		$12.53		$12.98		$12.53

Total return (%)	9.55	%(b)	0.15	%(b)	27.09	%(b)	9.68	%(b)
Ratios to Average Net Assets
Expenses before interest expense	2.33	%(c)(d)	2.64	%(c)	2.47	%(c)(d)	3.09	%(c)
Total expenses	4.13	%(c)(d)	3.71	%(c)	4.17	%(c)(d)	4.49	%(c)
Net investment income	20.20	%(c)(d)	12.11	%(c)	19.45	%(c)(d)	17.72	%(c)

(a)	Calculated based on average shares outstanding during the period. Average shares outstanding include vested and unvested restricted shares and differs from weighted average shares outstanding used in calculating EPS (see note 3).
(b)	Calculated based on net asset value per share. Not computed on an annualized basis.
(c)	Computed on an annualized basis.
(d)	Includes $4.9 million of non-recurring expenses relating to the accelerated vesting of shares of restricted stock and other expenses associated with the Internalization. These non-recurring expenses represented 0.46% and 0.50% of average net assets, respectively, for the three and nine months ended September 30, 2011, respectively.

10. SUBSEQUENT EVENTS

On October 1, 2011, an aggregate of 7,314 shares of restricted common stock were granted to certain directors as a portion of their compensation for serving on the Company’s board of directors.

Prepayment rates have risen in response to the current low level of mortgage interest rates. The CPR of the Company’s Agency RMBS portfolio was approximately 19.8% for the month of October 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, we refer to CYS Investments, Inc. (formerly Cypress Sharpridge Investments, Inc.) as “we,” “us,” “our company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. The following defines certain of the commonly used terms in this quarterly report on Form 10-Q: RMBS refers to residential mortgage-backed securities; agency securities or Agency RMBS refers to our RMBS that are issued or whose principal and interest payments are guaranteed by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”); ARMs refers to adjustable-rate mortgage loans that typically have interest rates that adjust annually to an increment over a specified interest rate index; and hybrids refers to ARMs that have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index.

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

Forward Looking Statements

When used in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission (“SEC”) or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and assumptions. The forward-looking statements we make in this Quarterly Report on Form 10-Q include, but are not limited to, statements about the following:

•	increases in interest rates and inflation;

•	our investment, financing and hedging strategy and the success of these strategies;

•	the effect of increased prepayment rates on our portfolio;

•	our ability to convert our assets into cash or extend the financing terms related to our assets;

•	our ability to quantify risks based on historical experience;

•	our ability to be taxed as a real estate investment trust (“REIT”) and to maintain an exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”);

•	our assessment of counterparty risk;

•	our liquidity;

•	our asset valuation policies;

•	our distribution policy; and

•	the effect of recent U.S. Government actions on interest rates and the housing and credit markets.

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors could cause actual results to vary from our forward-looking statements:

•	the factors referenced in this Quarterly Report on Form 10-Q, including those set forth under the section captioned “Risk Factors;”

•	changes in our investment, financing and hedging strategy;

•	the adequacy of our cash flow from operations and borrowings to meet our short term liquidity requirements;

•	the liquidity of our portfolio;

•	unanticipated changes in our industry, interest rates, the credit markets, the general economy or the real estate market;

•	changes in interest rates and the market value of our Agency RMBS;

•	changes in the prepayment rates on the mortgage loans underlying our Agency RMBS;

•	our ability to borrow to finance our assets;

•	changes in government regulations affecting our business;

•	our ability to maintain our qualification as a REIT for federal income tax purposes;

•	our ability to maintain our exemption from registration under the Investment Company Act and the availability of such exemption in the future; and

•	risks associated with investing in real estate assets, including changes in business conditions and the general economy.

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

Overview

We are a specialty finance company created with the objective of achieving consistent risk-adjusted investment income. We seek to achieve this objective by investing, on a leveraged basis, in Agency RMBS. In addition, our investment guidelines permit investments in collateralized mortgage obligations issued by a government agency or a government sponsored entity that are collateralized by Agency RMBS (“CMOs”), although we had not invested in any CMOs as of September 30, 2011. We commenced operations in February 2006 and completed our initial public offering in June 2009. Our common stock is traded on the New York Stock Exchange under the symbol “CYS”.

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

On September 1, 2011, we acquired certain assets and entered into agreements to internalize our management (the “Internalization”). We previously had been managed by Cypress Sharpridge Advisors LLC (the “Manager”) pursuant to a management agreement (the “Management Agreement”). The Manager had entered into sub-advisory agreements with Sharpridge Capital Management, L.P. (“Sharpridge”) and an affiliate of The Cypress Group, pursuant to which the Manager was provided with all of the resources and assets (the “Assets”) used to operate the Company’s business and manage the Company’s assets. In connection with the completion of the Internalization, the Management Agreement, sub-advisory agreements and other ancillary agreements related thereto were terminated. No termination fees were incurred or paid as a result of terminating those agreements. Under the terms of the asset purchase and sale agreement entered into in connection with the Internalization, we acquired the Assets from Sharpridge for a purchase price of $750,000 in cash. In addition, we accelerated the vesting of the Chief Executive Officer’s outstanding shares of restricted stock issued prior to September 1, 2011, so that all such shares were vested and non-forfeitable on August 31, 2011, immediately prior to the completion of the Internalization.

We also entered into employment agreements with our Chief Executive Officer and President, Kevin E. Grant, to continue to serve as our Chief Executive Officer, President and Chief Investment Officer, our Chief Financial Officer and Treasurer, Frances R. Spark, to continue to serve as our Chief Financial Officer and Treasurer, our Chief Operating Officer, Richard E. Cleary, to continue to serve as our Chief Operating Officer and Assistant Secretary, and our Secretary, Thomas A. Rosenbloom, to continue to serve as our Executive Vice President of Business Development, General Counsel and Secretary. In connection with the execution of Mr. Grant’s employment agreement, Mr. Grant received 150,000 shares of restricted stock on September 1, 2011 that will vest ratably over a five-year vesting period, with one-fifth of the shares vesting on each of the first five anniversary dates of the grant date. In addition, the Company accelerated the vesting of all of Mr. Grant’s outstanding shares of restricted stock issued prior to September 1, 2011, so that all such shares were vested and non-forfeitable as of August 31, 2011. Additionally, all other current employees of Sharpridge as of August 31, 2011 have been hired by the Company.

In connection with the Internalization, the Company changed its name from “Cypress Sharpridge Investments, Inc.” to “CYS Investments, Inc.” on September 1, 2011.

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

Trends and Recent Market Impacts

The volatility in the U.S. interest rate markets in 2011 has produced opportunities in our markets. Early in 2011, optimism about an economic acceleration caused many economists to increase their U.S. GDP forecast, with some predicting a U.S. Federal Reserve tightening in early in 2012. The performance of the U.S. economy in 2011 has been disappointing, and as a result in August 2011 the Federal Reserve announced that it intends to keep the Federal Funds Target Rate near zero through mid-2013. This has further reinforced predictions of slow economic growth. The U.S. unemployment rate remains at around 9% and in September 2011 President Obama announced his jobs program. The jobs program calls for continuing payroll tax cuts, increased infrastructure investment and other measures to be funded by the U.S. government. The jobs program also seeks to implement further deficit reduction measures. There is uncertainty as to whether this jobs plan will be approved by Congress. In addition, President Obama announced an initiative to expand refinancing options for homeowners with high interest rate mortgages to reduce their mortgages to current low levels, which are near 4%. This proposal has prompted a concern of increasing prepayment rates. It remains uncertain how many homeowners may qualify for whatever new programs might be introduced. We believe inflation and wage pressure expectations remain low. While earlier in the year several foreign central banks aggressively tightened monetary policy in their countries to moderate growth and commodity inflation, the problems of the euro zone debt contagion continue to weigh heavily on the global economy and prospects for economic growth. At this time there is a growing expectation for a slowdown in economic growth globally. This environment and the $400 billion maturity extension program described below in “—Government Activity” have created strong demand for U.S. government guaranteed assets and Agency RMBS have benefited.

The following trends and recent market impacts may also affect our business:

Interest Rates and Liquidity

For the nine months ended September 30, 2011 long term interest rates continued to fall. The 10 Year U.S. Treasury rate has fallen from 3.29% at the beginning of 2011 to as low as 1.72% during September of 2011, ending the month at 1.92%. The main drivers of the decrease in long term interest rates continue to be weaker than expected economic data and market fears about sovereign debt in the euro zone.

With the conclusion of the U.S. Federal Reserve’s second round of quantitative easing at the end of June 2011, investors were initially concerned about higher interest rates in the U.S., but economic growth has been generally regarded as disappointing. The U.S. Federal Reserve’s announcement in September 2011 to extend maturities of their holdings of U.S. Treasuries and to reinvest principal and interest from their holdings of Agency RMBS corroborated the view that economic growth was disappointing. The mortgage market has continued to benefit from the falling interest rate environment with rates reaching record lows.

Currently the U.S. economy appears to be in a period of slow growth with little inflationary pressure. The U.S. Federal Funds Target Rate remains at 0-0.25%, with no change since mid-December 2008. Since December 2009, 30-Day LIBOR has also remained low with a rate of 0.239% at September 30, 2011; however 30-Day and 3-Month LIBOR both increased slightly during the third quarter of 2011, by five basis points and 13 basis points, respectively. The availability of repurchase agreement financing is stable with interest rates between 0.23% and 0.38% for 30-90 day repurchase agreements at September 30, 2011. The following table shows 30-Day LIBOR, 3-Month LIBOR and the U.S. Federal Funds Target Rate at the end of each respective fiscal quarter:

Date	30-Day LIBOR	3-Month LIBOR	Federal Funds Target Rate
September 30, 2011	0.239%	0.374%	0.25%
June 30, 2011	0.186%	0.246%	0.25%
March 31, 2011	0.243%	0.303%	0.25%
December 31, 2010	0.261%	0.303%	0.25%
September 30, 2010	0.256%	0.290%	0.25%
June 30, 2010	0.348%	0.534%	0.25%
March 31, 2010	0.249%	0.292%	0.25%
December 31, 2009	0.231%	0.251%	0.25%

Source: Bloomberg

Longer-term interest rates fell sharply in 2010 and fell further in the third quarter of 2011. Rates on three-year interest rate swaps, currently one of our primary hedging vehicles, decreased by 78 basis points during the year ended December 31, 2010, from 2.06% to 1.28%; and have further decreased to 0.74% at September 30, 2011. Meanwhile, the 3-Month LIBOR, which is the rate used to calculate the interest payments we receive on interest rate swaps and interest rate caps, if any, increased by five basis points during the year ended December 31, 2010, ending 2010 at 0.30%. While this rate was as low as 0.25% at June 30, 2011 it has increased to 0.37% at September 30, 2011.

While the yield on a par-priced Fannie Mae Agency RMBS backed by 15 year fixed rate mortgage loans started 2011 at 3.40% it has fallen sharply during the nine months ended September 30, 2011, to 2.12%. During the three months ended September 30, 2011, the Company purchased $2,340.0 million of Agency RMBS with a weighted average yield of 2.76%.

Yields on U.S. Treasury securities followed a similar trend as Agency RMBS, with the yield on five year U.S. Treasury notes of 2.01% at the beginning of 2011 and decreasing to 0.95% at September 30, 2011. The following table illustrates this situation by comparing market levels for three benchmark securities or rates, the yield on five year U.S. Treasury Notes, the three year interest rate swap rate and the price of 15 year Fannie Mae 4.0% Agency RMBS:

Date	Five Year U.S. Treasury Note	Three Year Interest Rate Swap Rates	Market Prices of 15 Year Fannie Mae 4.0% Agency RMBS
September 30, 2011	0.95%	0.736%	$105.453
June 30, 2011	1.76%	1.147%	$104.203
March 31, 2011	2.28%	1.571%	$102.609
December 31, 2010	2.01%	1.279%	$102.578
September 30, 2010	1.26%	0.871%	$104.391
June 30, 2010	1.77%	1.332%	$103.891
March 31, 2010	2.54%	1.805%	$101.359
December 31, 2009	2.68%	2.056%	$100.766

Source: Bloomberg

One of the main factors impacting market prices of Agency RMBS during the first three months of 2010 was the U.S. Federal Reserve’s program to purchase Agency RMBS, which commenced in January 2009 and was terminated on March 31, 2010. In total, $1.25 trillion of Agency RMBS were purchased. The market expectation was that when this program terminated, the demand for these securities would decrease and likely reduce the market price for Agency RMBS. However, we continue to see strong demand as these securities remain desirable assets in the current economic environment. While the impact of the U.S. Federal Reserve’s second round of quantitative easing announced in November 2010 had little impact on market prices of Agency RMBS, the September 2011 announcement of the $400 billion maturity extension program described below in “—Government Activity” has resulted in increased market prices for these securities.

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

During the year ended December 31, 2010, the prepayment rates changed primarily in line with the delinquent loan purchase programs described above. During the first nine months of 2011, prepayment rates on Agency RMBS decreased compared to 2010. The continued weak U.S. housing market and high unemployment have reduced many U.S. homeowners ability to refinance their mortgages. While prepayment rates were historically low in the summer of 2011, they have begun to increase as mortgages rates continue to push against historical lows. The following table shows the prepayment rates for Fannie Mae Agency RMBS backed by 15 year and 30 year fixed rate mortgages:

	Jan-10	Feb-10	Mar-10	Apr-10	May-10	Jun-10	Jul-10	Aug-10	Sep-10	Oct-10	Nov-10	Dec-10
15 Year	13.9%	12.1%	15.5%	15.7%	16.5%	16.8%	16.8%	21.4%	23.0%	24.1%	25.3%	24.6%
30 Year	15.4%	14.7%	27.7%	28.9%	28.1%	17.5%	18.5%	23.6%	24.9%	25.6%	27.0%	25.8%

	Jan-11	Feb-11	Mar-11	Apr-11	May-11	Jun-11	Jul-11	Aug-11	Sep-11
15 Year	17.8%	13.6%	13.7%	12.2%	12.2%	14.7%	15.6%	18.4%	23.0%
30 Year	19.5%	15.5%	15.4%	13.4%	13.0%	14.9%	14.9%	16.8%	21.4%

Source: eMBS

Based on data published by Freddie Mac, mortgage rates on 30 year fixed rate mortgages fell by 40 basis points to 4.11% during the three months ended September 30, 2011. This drop in rate has caused an increase in the CPR of our Agency RMBS portfolio to approximately 19.8% for the month of October 2011, and we expect CPR to continue to rise for the remainder of the fourth quarter of 2011.

Government Activity

On September 21, 2011, the U.S. Federal Reserve announced the maturity extension program where it intends to sell $400 billion of shorter-term U.S. Treasury securities by the end of June 2012 and use the proceeds to buy longer-term U.S. Treasury securities. This program is intended to extend the average maturity of the securities in the Federal Reserve’s portfolio. By reducing the supply of longer-term U.S. Treasury securities in the market, this action should put downward pressure on longer-term interest rates, including rates on financial assets that investors consider to be close substitutes for longer-term U.S. Treasury securities, like certain types of Agency RMBS. The reduction in longer-term interest rates, in turn, may contribute to a broad easing in financial market conditions that the Federal Reserve hopes will provide additional stimulus to support the economic recovery.

In September 2011, the White House announced they are working on a major plan to allow some of the 11 million homeowners who owe more on their mortgages than their homes are worth to refinance. We believe the most likely route would be a revamp of the Home Affordable Refinance Program (“HARP”) to expand access to refinancing for qualified individuals and families whose homes have lost value with the possibility of increasing the HARP ceiling above 125% loan to value. There are many challenging issues to this proposal, notably the question as to whether a 125% loan qualifies as a mortgage or an unsecured consumer loan. The chances of this initiative’s success have created additional uncertainty in the RMBS market, particularly with respect to possible increases in prepayment rates.

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

Certain programs initiated by the U.S. Government, through the Federal Housing Administration (“FHA”) and the Federal Deposit Insurance Corporation (“FDIC”), to provide homeowners with assistance in avoiding residential mortgage loan foreclosures are currently in effect. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. In addition, in February 2009, the U.S. Treasury announced the Homeowner Affordability and Stability Plan (“HASP”), which is a multi-faceted plan intended to prevent residential mortgage foreclosures. While the effect of these programs has not been as extensive as originally expected, the effect of such programs as the HASP for holders of Agency RMBS could be that such holders would experience changes in the anticipated yields of their Agency RMBS due to (i) increased prepayment rates on their Agency RMBS and (ii) lower interest and principal payments on their Agency RMBS.

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

For a discussion of additional risks relating to our business see “Risk Factors” disclosed in this Quarterly Report on Form 10-Q.

Financial Condition

As of September 30, 2011 and December 31, 2010, the Agency RMBS in our portfolio were purchased at a net premium to their par value due to the average interest rates on these investments being higher than prevailing market rates. As of September 30, 2011 and December 31, 2010, we had approximately $216.8 million and $152.7 million, respectively, of unamortized premium included in the cost basis of our investments.

As of September 30, 2011 and December 31, 2010, our Agency RMBS portfolio consisted of the following assets:

September 30, 2011

	Par Value	Fair Value	Weighted Average
Asset Type	(in thousands)		Cost/Par	Fair Value/Par	MTR(1)		Coupon	CPR(2)
10 Year Fixed Rate	$288,426	$303,416	$104.06	$105.20	N/A		3.50%	6.2%
15 Year Fixed Rate	4,717,243	4,964,472	102.40	105.24	N/A		3.85%	9.9%
20 Year Fixed Rate	608,028	644,471	102.33	105.99	N/A		4.14%	8.1%
30 Year Fixed Rate	259,824	279,791	103.15	107.68	N/A		5.00%	15.7%
Hybrid ARMs	3,070,004	3,205,883	102.25	104.43	66.0		3.32%	19.9%

Total/Weighted Average	$8,943,525	$9,398,033	$102.42	$105.08	66.0	(3)	3.71%	12.6%

December 31, 2010

	Par Value	Fair Value	Weighted Average
Asset Type	(in thousands)		Cost/Par	Fair Value/Par	MTR(1)		Coupon	CPR(2)
15 Year Fixed Rate	$3,549,194	$3,622,862	$102.16	$102.08	N/A		3.87%	23.1%
20 Year Fixed Rate	647,360	660,237	102.38	101.99	N/A		4.14%	6.9%
30 Year Fixed Rate	223,047	238,549	105.60	106.95	N/A		5.55%	28.2%
Hybrid ARMs	1,737,307	1,788,922	102.70	102.97	63.2		3.43%	18.4%

Total/Weighted Average	$6,156,908	$6,310,570	$102.46	$102.50	63.2	(3)	3.83%	18.9%

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

Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of September 30, 2011 and December 31, 2010, the average final contractual maturity of the mortgage portfolio is in year 2031.

The average expected life of our Agency RMBS reflects the estimated average period of time the securities in the portfolio will remain outstanding. The average expected lives of our Agency RMBS do not exceed five years, based upon prepayment models obtained through subscription-based financial information service providers. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, the mortgage rate of the outstanding loan, loan age, margin and volatility. The actual lives of the Agency RMBS in our investment portfolio could be longer or shorter than those estimates depending on the actual prepayment rates experienced over the lives of the applicable securities. As of September 30, 2011 and December 31, 2010 we had CLOs with a fair value of $20.1 million and $20.5 million, respectively.

Hedging Instruments

We generally intend to hedge as much of the interest rate risk as we determine is in the best interests of our stockholders. Our policies do not contain specific requirements as to the percentages or amount of interest rate risk that we are required to hedge. No assurance can be given that our hedging activities will have the desired beneficial impact on our results of operations or financial condition.

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

At September 30, 2011, we were a party to 15 interest rate swaps and three interest rate caps (whereby we will receive interest payments when three-month LIBOR exceeds the cap rate) with maturities between May 2013 and June 2016 with an aggregate notional amount of $5,440 million and a fair value of approximately $(88.8) million. At December 31, 2010, we were a party to 12 interest rate swaps and three interest rate caps (whereby we will receive interest payments when three-month LIBOR exceeds the cap rate) with maturities between May 2013 and November 2015 with an aggregate notional amount of $4,390.0 million and a fair value of approximately $30.3 million. As of September 30, 2011 and December 31, 2010, the weighted average fixed rate on our interest rate swaps was 1.491% and 1.354%, respectively. As of September 30, 2011 and December 31, 2010 the weighted average cap rate on our interest rate caps was 1.593%.

The current fair value of interest rate swaps and caps is heavily dependent on the current market fixed rate, the corresponding term structure of floating rates (known as the yield curve) as well as the expectation of changes in future floating rates. As expectations of future floating rates change, the fair value of interest rate swaps changes.

Liabilities

We have entered into repurchase agreements to finance some of our purchases of Agency RMBS. These agreements are secured by our Agency RMBS and bear interest at rates that have historically moved in close relationship to LIBOR. At September 30, 2011, we had approximately $7,540.7 million of liabilities pursuant to repurchase agreements with 24 counterparties that had weighted average interest rates of approximately 0.28%, and maturities of between 11 and 175 days. In addition, as of September 30, 2011, we had approximately $762.1 million in payables for securities purchased. A portion of the payable for securities purchased will be financed through repurchase agreements. At December 31, 2010, we had approximately $3,443.8 million of liabilities pursuant to repurchase agreements with 20 counterparties that had weighted average interest rates of approximately 0.32%, and maturities of between seven and 80 days. In addition, as of December 31, 2010 we had approximately $2,234.4 million in payables for securities purchased. Because we measure leverage as total liabilities divided by net assets, the approximately $762.1 million and $2,234.4 million payable for securities purchased is included in our September 30, 2011 and December 31, 2010 leverage ratio of 7.9 to 1 and 8.3 to 1, respectively. Below is a summary of our payable for securities purchased as of September 30, 2011 and December 31, 2010 (in thousands).

September 30, 2011

Forward Settling Purchases	Settle Date	Par Value	Payable
FHLMC - 30 Year 3.4% Hybrid ARM	10/7/2011	$50,011	$51,526
FNMA - 15 Year 3.5% Fixed	10/18/2011	450,000	465,759
FNMA - 30 Year 3.2% Hybrid ARM	10/24/2011	50,000	51,326
FNMA - 30 Year 3.3% Hybrid ARM	10/26/2011	150,000	154,516
FNMA - 30 Year 2.8% Hybrid ARM	12/20/2011	25,000	25,650
FNMA - 30 Year 2.9% Hybrid ARM	12/20/2011	13,000	13,345

		$738,011	$762,122

December 31, 2010

Forward Settling Purchases	Settle Date	Par Value	Payable
FNMA - 15 Year 3.5% Fixed	1/19/2011	$150,000	$154,622
FNMA - 15 Year 4.0% Fixed	1/19/2011	31,096	32,008
FNMA - 30 Year 3.25% Hybrid ARM	1/25/2011	49,646	51,433
FNMA - 30 Year 5.5% Fixed	2/10/2011	200,000	212,556
FNMA - 15 Year 3.5% Fixed	2/15/2011	550,000	563,952
FNMA - 15 Year 4.0% Fixed	2/15/2011	100,000	103,835
FNMA - 15 Year 4.5% Fixed	2/15/2011	300,000	313,627
FNMA - 15 Year 3.5% Fixed	3/16/2011	150,000	150,934
FHLMC - 15 Year 3.5% Fixed	3/16/2011	200,000	200,260
FNMA - 15 Year 3.5% Fixed	4/18/2011	400,000	399,661
FNMA - 15 Year 4.0% Fixed	4/18/2011	50,444	51,513

		$2,181,186	$2,234,401

Summary Financial Data:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Investment income - Interest income
Interest Income - Agency RMBS	$63,548	$15,649	$168,263	$48,521
Interest Income - CLOs, Structured Notes & Cash Equivalents	1,018	662	3,003	1,993

Total interest income	64,566	16,311	171,266	50,514

EXPENSES:
Interest expense	4,778	1,109	12,352	3,176
Operating expenses	9,832	2,717	19,116	7,035

Total expenses	14,610	3,826	31,468	10,211

Net investment income	49,956	12,485	139,798	40,303

Net gain (loss) from investments	120,959	28,576	270,003	67,408

GAINS AND (LOSSES) FROM SWAP AND CAP CONTRACTS:
Net swap and cap interest income (expense)	(15,469)	(4,809)	(42,202)	(11,241)
Net gain (loss) on termination of swap contracts	—	(6,292)	(3,492)	(23,498)
Net unrealized appreciation (depreciation) on swap and cap contracts	(59,125)	(28,051)	(116,267)	(33,314)

Net gain (loss) from swap and cap contracts	(74,594)	(39,152)	(161,961)	(68,053)

NET INCOME	$96,321	$1,909	$247,840	$39,658

Net income per common share (diluted)	$1.16	$0.05	$3.15	$1.74
Distributions per common share	$0.55	$0.60	$1.75	$1.75
Key Portfolio Statistics*
Average Agency RMBS(1)	$8,350,710	$1,736,623	$6,948,539	$1,717,956
Average repurchase agreements (2)	7,474,253	1,406,200	6,114,159	1,468,400
Average net assets (3)	1,061,373	409,020	966,675	304,138
Average yield on Agency RMBS (4)	3.02%	3.58%	3.24%	3.78%
Average cost of funds and hedge (5)	1.07%	1.67%	1.19%	1.31%
Interest rate spread net of hedge (6)	1.95%	1.91%	2.05%	2.47%
Operating expense ratio (7)	2.33%	2.64%	2.47%	3.09%
Leverage ratio (at period end) (8)	7.9:1	7.5:1	7.9:1	7.5:1

(1)	Our average Agency RMBS for the period was calculated by averaging the month end cost basis of our settled Agency RMBS during the period.
(2)	Our average repurchase agreements for the period were calculated by averaging the month end repurchase agreement balance during the period.
(3)	Our average net assets for the period were calculated by averaging the month end net assets during the period.
(4)	Our average yield on Agency RMBS for the period was calculated by dividing our interest income from Agency RMBS by our average Agency RMBS.
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

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Non-GAAP Reconciliation:
NET INCOME	$96,321	$1,909	$247,840	$39,658
Net (gain) loss from investments	(120,959)	(28,576)	(270,003)	(67,408)
Net (gain) loss on termination of swap contracts	—	6,292	3,492	23,498
Net unrealized (appreciation) depreciation on swap and cap contracts	59,125	28,051	116,267	33,314

Core Earnings	$34,487	$7,676	$97,596	$29,062

Results of Operations

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Net Income. Net income increased $94.4 million to $96.3 million for the three months ended September 30, 2011, compared to net income of $1.9 million for the three months ended September 30, 2010. The major components of this increase are detailed below.

Net Gain (Loss) From Investments. Net gain from investments increased by $92.4 million to $121.0 million for the three months ended September 30, 2011, compared to $28.6 million for the three months ended September 30, 2010. This increase was primarily the result of the increase in valuations of Agency RMBS on a larger portfolio. During the three months ended September 30, 2011, the price of a Fannie Mae Agency RMBS backed by 15 year 4.0% mortgages increased $1.25, more than the $0.50 increase during the three months ended September 30, 2010. In addition, the average settled Agency RMBS held during the three months ended September 30, 2011 of $8,350.7 million was significantly higher than the $1,736.6 million held during the three months ended September 30, 2010.

Net Gain (Loss) from Swap and Cap Contracts. Net loss from swap and cap contracts increased by $35.4 million to a loss of $74.6 million for the three months ended September 30, 2011, compared to a loss of $39.2 million for the three months ended September 30, 2010. The increase was primarily due to the change in swap rates combined with the change in the size of our interest rate swap and cap (“hedge”) portfolio. During the three months ended September 30, 2011 the average balance of our hedge portfolio was $5,440.0 million notional amount compared to $640.0 million notional amount during the three months ended September 30,

2010. In addition, during the three months ended September 30, 2011 and 2010, three year swap rates decreased by 41 basis points and 46 basis points, respectively.

Interest Income. Interest income, which consists of interest income on Agency RMBS, subordinated tranches of CLOs, structured notes and short term investments, increased by $48.3 million to $64.6 million for the three months ended September 30, 2011, as compared to $16.3 million for the three months ended September 30, 2010. The change in interest income was primarily due to the increased size of our Agency RMBS portfolio. During the three months ended September 30, 2011 our average Agency RMBS portfolio was $8,350.7 million, compared to $1,736.6 million during the three months ended September 30, 2010. However, the increased income due to the size of our portfolio was offset by the decrease in the average yield on Agency RMBS. During the three months ended September 30, 2011 and 2010, our average yield on Agency RMBS was 3.02% and 3.58%, respectively.

Interest on CLOs is accrued at a rate determined based on estimated future cash flows and adjusted prospectively as future cash flow amounts are recast. When we cannot reliably estimate cash flows for CLOs, a nonaccrual (cost recovery) recognition method is used. Interest income on subordinated tranches of CLOs increased to $1.0 million for the three months ended September 30, 2011, compared to $0.6 million for the three months ended September 30, 2010. Additionally, for the three months ended September 30, 2011, we received $1.2 million of distributions from CLOs that were accounted for as a reduction of the cost basis and thereby excluded from our interest income and Core Earnings. This compared to $0.8 million for the three months ended September 30, 2010.

Interest Expense. Interest expense increased $3.7 million to $4.8 million for the three months ended September 30, 2011, as compared to $1.1 million for the three months ended September 30, 2010. The increase was due to the increase in our average repurchase agreements. During the three months ended September 30, 2011 and 2010, our average repurchase agreements were $7,474.3 million and $1,406.2 million, respectively. In addition, we had an average rate on our repurchase agreements of 0.25% and 0.31% during the three months ended September 30, 2011 and 2010, respectively.

Operating Expenses. For the three months ended September 30, 2011, operating expenses increased by $7.1 million to $9.8 million compared to $2.7 million for the three months ended September 30, 2010. The primary reason for the increase in our operating expenses was the non-recurring expenses of $4.9 million, or 0.46% of average net assets, relating to the accelerated vesting of shares of restricted stock and other expenses associated with the Internalization. Our expenses as a percentage of average net assets decreased to 2.33% during the three months ended September 30, 2011 compared to 2.64% during the three months ended September 30, 2010. This decrease was primarily the result of the increase in net assets. During the three months ended September 30, 2011 and 2010 our average net assets were $1,061.4 million and $409.0 million, respectively.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Net Income. Net income increased $208.1 million to $247.8 million for the nine months ended September 30, 2011, compared to net income of $39.7 million for the nine months ended September 30, 2010. The major components of this increase are detailed below.

Net Gain (Loss) From Investments. Net gain from investments increased by $202.6 million to $270.0 million for the nine months ended September 30, 2011, compared to $67.4 million for the nine months ended September 30, 2010. While the increase in valuations of Agency RMBS was not as large during the nine months ended September 30, 2011 compared to 2010, because the increase was on a larger portfolio the dollar impact was greater. During the nine months ended September 30, 2011 the price of a Fannie Mae Agency RMBS backed by 15 year 4.0% mortgage increased $2.875, less than the $3.625 increase during the nine months ended September 30, 2010, however the average settled Agency RMBS held during the nine months ended September 30, 2011 was $6,948.5 million, significantly higher than the $1,718.0 million held during the nine months ended September 30, 2010.

Net Gain (Loss) from Swap and Cap Contracts. Net loss from swap and cap contracts increased by $93.9 million to a loss of $162.0 million for the nine months ended September 30, 2011, compared to a loss of $68.1 million for the nine months ended September 30, 2010. The decrease was primarily due to the change in swap rates combined with the change in the size of our hedge portfolio. During the nine months ended September 30, 2011 the average balance of our hedge portfolio was $5,115.0 million notional amount compared to $1,165.0 million notional amount during the nine months ended September 30, 2010. In addition, during the nine months ended September 30, 2011 and 2010, three year swap rates decreased by 54 basis points and 119 basis points, respectively.

Interest Income. Interest income, which consists of interest income on Agency RMBS, subordinated tranches of CLOs, structured notes and short term investments, increased by $120.8 million to $171.3 million for the nine months ended September 30, 2011, as compared to $50.5 million for the nine months ended September 30, 2010. The change in interest income was primarily due to the increased size of our Agency RMBS portfolio. During the nine months ended September 30, 2011 our average Agency RMBS portfolio was $6,948.5 million, compared to $1,718.0 million during the nine months ended September 30, 2010. However, the increased income due to the size of our portfolio was offset by the decrease in the average yield on Agency RMBS. During the nine months ended September 30, 2011 and 2010, our average yield on Agency RMBS was 3.24% and 3.78%, respectively.

Interest on CLOs is accrued at a rate determined based on estimated future cash flows and adjusted prospectively as future cash flow amounts are recast. When we cannot reliably estimate cash flows for CLOs, a nonaccrual (cost recovery) recognition method is used. Interest income on subordinated tranches of CLOs increased to $3.0 million for the nine months ended September 30, 2011, compared to $1.7 million for the nine months ended September 30, 2010. Additionally, for the nine months ended September 30, 2011 we received $3.7 million of distributions from CLOs that were accounted for as a reduction of the cost basis and thereby excluded from our interest income and Core Earnings. This compared to $2.4 million for the nine months ended September 30, 2010.

Interest Expense. Interest expense increased $9.2 million to $12.4 million for the nine months ended September 30, 2011, as compared to $3.2 million for the nine months ended September 30, 2010. The increase was due to the increase in our average repurchase agreements. During the nine months ended September 30, 2011 and 2010, our average repurchase agreements were $6,114.2 million and $1,468.4 million, respectively. Our rates on repurchase agreements decreased to 0.27% during the nine months ended September 30, 2011 compared to 0.29% for the nine months ended September 30, 2010, respectively.

Operating Expenses. For the nine months ended September 30, 2011, operating expenses increased by $12.1 million to $19.1 million compared to $7.0 million for the nine months ended September 30, 2010 though our expenses as a percentage of average net assets also decreased to 2.47% during the nine months ended September 30, 2011 compared to 3.09% during the nine months ended September 30, 2010 largely due to an increase in net assets. During the nine months ended September 30, 2011 and 2010 average net assets were $966.8 million and $304.1 million, respectively. Included in the increase in our operating expenses for the nine months ended September 30, 2011 were the non-recurring expenses of $4.9 million, or 0.50% of average net assets, relating to the accelerated vesting of shares of restricted stock and other expenses associated with the Internalization. In addition, our management fees increased by $4.5 million during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 as a result of an increase in our net assets discussed above.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations for repurchase agreements, interest expense on repurchase agreements and the office lease at September 30, 2011 (dollars in thousands).

September 30, 2011	Within One Year	One to three Years	Three to Five Years	Total
Repurchase agreements	$7,540,669	$—	$—	$7,540,669
Interest expense on repurchase agreements, based on rates at September 30, 2011	4,070	—	—	4,070
Long-term operating lease obligation	311	562	—	873
Total	$7,545,050	$562	$—	$7,545,612

December 31, 2010	Within One Year	One to three Years	Three to Five Years	Total
Repurchase agreements	$3,443,843	$—	$—	$3,443,843
Interest expense on repurchase agreements, based on rates at December 31, 2010	2,269	—	—	2,269

Total	$3,446,112	$—	$—	$3,446,112

We enter into interest rate swap and cap contracts as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for the term of the swap or cap contract. At September 30, 2011 and December 31, 2010, we had the following interest rate swap and cap contracts (dollars in thousands):

As of September 30, 2011

Counterparty	Total Notional	Fair Value	Accrued Interest	Amount At Risk (1)	Weighted Average Maturity in Years
Deutsche Bank	$1,090,000	$(14,753)	$(4,873)	$18,900	2.6
Goldman Sachs	1,800,000	(43,189)	(4,186)	24,216	2.8
Nomura Global Financial Products, Inc.	550,000	(17,767)	(2,593)	8,577	3.8
The Royal Bank of Scotland plc	2,000,000	(13,098)	(4,431)	9,207	2.6

Total	$5,440,000	$(88,807)	$(16,083)	$60,900

As of December 31, 2010
Counterparty	Total Notional	Fair Value	Accrued Interest	Amount At Risk (1)	Weighted Average Maturity in Years
Deutsche Bank	$840,000	$4,684	$(1,593)	$7,609	3.4
Goldman Sachs	1,300,000	4,429	(2,081)	4,210	3.3
Nomura Global Financial Products, Inc.	250,000	(1,786)	(1,835)	7,903	3.5
The Royal Bank of Scotland plc	2,000,000	23,013	(2,819)	6,635	3.4

Total	$4,390,000	$30,340	$(8,328)	$26,357

(1)	Equal to the fair value of pledged securities plus accrued interest income, minus the fair value of the interest rate swap and cap and accrued interest income and expense.

We enter into certain contracts that contain a variety of indemnification obligations, principally with brokers and counterparties to interest rate swap contracts and repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unknown. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of September 30, 2011 and December 31, 2010. In addition, as of September 30, 2011 and December 31, 2010, we had a $762.1 million and $2,234.4 million payable for securities purchased, respectively, a portion of which will be financed through repurchase agreements. Because we measure leverage as total liabilities divided by net assets, the amount of payable for securities purchased is included in our September 30, 2011 and December 31, 2010 leverage ratio of 7.9 to 1 and 8.3 to 1, respectively. A summary of our payable for securities purchased as of September 30, 2011 and December 31, 2010 is included in the “Financial Condition—Liabilities” section.

Off-Balance Sheet Arrangements

As of September 30, 2011 and December 31, 2010, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2011 and December 31, 2010, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or had any intent to provide funding to any such entities.

Liquidity and Capital Resources

Our primary sources of funds are borrowings under repurchase arrangements and monthly principal repayments and interest payments on our investments. Other sources of funds may include proceeds from debt and equity offerings and asset sales. As of September 30, 2011, we had repurchase agreements totaling $7,540.7 million, with a weighted average borrowing rate of 0.28%. In addition, during the nine months ended September 30, 2011 and 2010 we received $829.0 million of principal repayments and $159.9 million of interest payments compared to $378.0 million and $47.1 million, respectively. We held cash and cash equivalents of $7.2 million and $1.5 million at September 30, 2011 and December 31, 2010, respectively.

During 2010 and on February 15, 2011, we closed public offerings totaling 39.8 million and 23.0 million shares of our common stock, respectively, for total net proceeds of approximately $481.0 million and $275.8 million, respectively, after the underwriting discount and commissions and expenses.

During the nine months ended September 30, 2011 and 2010, our operations used net cash of $4,268.0 million and $408.4 million, respectively. During the nine months ended September 30, 2011 and 2010, we had net purchases of securities (net of purchases, sales and principal repayments) of $2,919.4 million and $2,643.3 million, respectively. The increase in net purchases of securities was the result of investing the $275.8 million of total net proceeds of the February 15, 2011 public offering and maintaining our leverage ratio.

We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of common stock by reinvesting some or all of the cash dividends received on shares of common stock. This plan became effective on June 22, 2010. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. From June 22, 2010 to December 31, 2010, we issued 607,902 shares under the plan raising approximately $8.0 million of net proceeds. For the nine months ended September 30, 2011, we issued 9,192 shares under the plan raising approximately $116,064 in net proceeds. As of September 30, 2011 and December 31, 2010, there were approximately 9.4 million shares available for issuance under this plan.

On June 7, 2011 we entered into a sales agreement with JMP Securities LLC to, from time to time, publicly offer and sell up to 15,000,000 shares of our common stock in at-the-market transactions and/or privately negotiated transactions. As of September 30, 2011 we had not sold any common stock under the sales agreement. As of September 30, 2011, 15,000,000 shares of common stock remained available for issuance to be sold under the sales agreement.

The following tables present certain information regarding our risk exposure on our repurchase agreements as of September 30, 2011 and December 31, 2010 (dollars in thousands):

September 30, 2011

Counterparty	Total Outstanding Borrowings	% of Total	Amount At Risk (1)	Weighted Average Maturity in Days
Bank of America Securities LLC	$250,205	3.3%	$13,870	19
Bank of Nova Scotia	201,194	2.7	6,266	46
Barclays Capital, Inc.	439,823	5.8	21,303	44
BNP Paribas Securities Corp	290,852	3.9	14,945	45
Cantor Fitzgerald & Co.	490,663	6.5	29,810	49
Citigroup Global Markets, Inc.	341,569	4.5	18,072	19
Credit Suisse Securities (USA) LLC	325,788	4.3	14,137	19
Daiwa Securities America, Inc.	452,711	6.0	23,197	26
Deutsche Bank Securities, Inc.	541,056	7.2	31,625	37
Goldman Sachs & Co.	438,177	5.8	24,413	18
Guggenheim Liquidity Services, LLC	48,362	0.6	2,385	53
Industrial and Commercial Bank of China Financial Services LLC	239,269	3.2	13,179	31
ING Financial Markets LLC	217,885	2.9	11,338	11
Jefferies & Company, Inc.	104,769	1.4	5,787	19
LBBW Securities LLC	177,442	2.4	9,736	52
MF Global Securities Inc.	248,138	3.3	13,738	26
Mitsubishi UFJ Securities (USA), Inc.	327,904	4.3	17,427	46
Mizuho Securities USA, Inc.	363,449	4.8	18,569	33
Morgan Stanley & Co. Inc.	182,124	2.4	10,180	45
Nomura Securities International, Inc.	454,746	6.0	24,086	45
South Street Securities LLC	378,802	5.0	22,765	53
The Royal Bank of Scotland PLC	238,285	3.2	12,094	23
UBS Securities LLC	346,386	4.6	19,335	22
Wells Fargo Securities, LLC	441,070	5.9	14,187	21

	$7,540,669	100.0%	$392,444

(1)	Equal to the fair value of pledged securities plus accrued interest income, minus the sum of repurchase agreement liabilities and accrued interest expense.

Our repurchase agreements do not include substantive provisions other than those covenants and other customary provisions contained in the standard master repurchase agreement as published by the Bond Market Association (now the Securities Industry and Financial Markets Association). The repurchase agreements generally require us to transfer additional securities to the counterparty in the event the value of the securities then held by the counterparty in the margin account falls below specified levels and contain events of default in cases where we breach our obligations under the agreement. We receive margin calls from our repurchase agreement counterparties from time to time in the ordinary course of business similar to other entities in the specialty finance business. As of September 30, 2011 and December 31, 2010, we had approximately $631.0 million and $423.4 million, respectively, in Agency RMBS, U.S. Treasury securities and cash and cash equivalents available to satisfy future margin calls. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future.

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

Based on our current portfolio, leverage rate and available borrowing arrangements, we believe that our cash flow from operations and the utilization of borrowings will be sufficient to enable us to meet anticipated short term (one year or less) liquidity requirements such as to fund our investment activities, pay our operating expenses and fund our distributions to stockholders. However, an increase in prepayment rates substantially above our expectations could cause a temporary liquidity shortfall due to the timing of the necessary margin calls on the financing arrangements and the actual receipt of the cash related to principal paydowns. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to issue debt or additional equity securities or sell Agency RMBS in our portfolio. If required, the sale of Agency RMBS at prices lower than their amortized cost would result in realized losses. We believe that we have additional capacity through repurchase agreements to leverage our equity further should the need for additional short term (one year or less) liquidity arise.

Our ability to meet our long term (greater than one year) liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital. We may increase our capital resources by obtaining long term credit facilities or making public or private offerings of equity or debt securities. Such financing will depend on market conditions for capital raises and for the investment of any proceeds. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations.

We generally seek to borrow between six and 10 times the amount of our net assets. At September 30, 2011 and December 31, 2010, our total liabilities were $8,466.1 million and $5,698.9 million, respectively, which represented an leverage ratio of 7.9 to 1 and 8.3 to 1, respectively.

Qualitative and Quantitative Disclosures about Short-Term Borrowings

The following table discloses quantitative data about our short-term borrowings under repurchase agreements during the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Outstanding at Period End	$7,540.7	$1,498.7	$7,540.7	$1,498.7
Weighted Average Rate at Period End	0.28%	0.29%	0.28%	0.29%
Average Outstanding During Period (1)	$7,474.3	$1,406.2	$6,114.2	$1,468.4
Weighted Average Rate During Period	0.25%	0.31%	0.27%	0.29%
Largest Month End Balance During Period	$7,548.1	$1,498.7	$7,548.1	$1,665.1

(1)	Calculated based on the average month end balance during the period.

During the three months ended September 30, 2011, our repurchase agreement balance remained stable with the average of $7,474.3 million during the period compared to $7,540.7 at the end of the period. The same was true of the three months ended September 30, 2010, during which time our average repurchase agreement balance was $1,406.2 million compared to an ending balance of $1,498.7. During the nine months ended September 30, 2011 our ending repurchase agreement balance increased from an average of $6,114.2 million to $7,540.7 million due to forward settling purchases made with the net proceeds from our February 2011 equity offering settling and being financed through repurchase agreements. During the nine months ended September 30, 2010, our repurchase agreement balance was relatively stable ending the period at $1,498.7 million compared to an average balance during the period of $1,468.4 million. Our highest repurchase agreement balance during the period was $1,665.1 million at February 28, 2010. This was due to making adjustments to the portfolio in anticipation of the Fannie Mae and Freddie Mac buy-back programs described in “— Trends and Recent Market Impacts.”

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

As of September 30, 2011 and December 31, 2010, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do believe that risk can be quantified from historical experience and seek to actively manage risk, to earn sufficient compensation to justify taking risks and to maintain capital levels consistent with the risks we undertake. Our board of directors has a risk management committee that oversees our risk management process. See “Business-Risk Management” in our annual report on Form 10-K for the fiscal year ended December 31, 2010 for a further discussion of our risk management committee and risk mitigation practices.

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

We are a party to the interest rate swap and contracts as of September 30, 2011 and December 31, 2010 described in detail under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations and Commitments” in this quarterly report on Form 10-Q.

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

Our analysis of risks is based on our management’s experience, estimates, models and assumptions. These analyses rely on models that utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results reflected herein.

Prepayment Risk

Prepayments are the full or partial repayment of principal prior to the original contractual maturity of a mortgage loan and typically occur due to refinancing of mortgage loans. Prepayment rates for existing Agency RMBS generally increase when prevailing mortgage interest rates fall. In addition, prepayment rates on Agency RMBS collateralized by ARMs and hybrid ARMs generally increase when the difference between long term and short term interest rates declines or becomes negative. Some ARMs underlying our Agency RMBS may bear initial teaser mortgage interest rates that are lower than their fully-indexed rates, which refers to the applicable index rates plus a margin. In the event that such an ARM is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, the holder of the related Agency RMBS would have held such security while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the expected life of the Agency RMBS. We currently do not own any

Agency RMBS collateralized by ARMs with teaser mortgage interest rates. Additionally, we currently own Agency RMBS that were purchased at a premium. The prepayment of such Agency RMBS at a rate faster than anticipated would result in faster amortization of any remaining capitalized premium amount.

We seek to mitigate our prepayment risk by investing in Agency RMBS with (i) a variety of prepayment characteristics, (ii) prepayment prohibitions and penalties and (iii) prepayment protections, as well as by balancing Agency RMBS purchased at a premium with Agency RMBS purchased at a discount.

Effect on Fair Value and Net Income

The following sensitivity analysis table shows the estimated impact of our interest rate-sensitive investments and repurchase agreement liabilities on the fair value of our assets and our net income, exclusive of the effect of changes in fair value on our net income, at September 30, 2011 and December 31, 2010, assuming a static portfolio and that rates instantaneously fall 25, 50 and 75 basis points and rise 25, 50 and 75 basis points.

September 30, 2011

Change in Interest Rates	Projected Change in the Fair Value of Our Assets	Projected Change in Our Net Income(1)
- 75 basis points	1.05%	2.90%
- 50 basis points	0.87%	1.94%
- 25 basis points	0.51%	0.97%
No Change	0%	0.00%
+ 25 basis points	-0.48%	-4.84%
+ 50 basis points	-1.08%	-9.68%
+ 75 basis points	-1.78%	-14.52%

December 31, 2010

Change in Interest Rates	Projected Change in the Fair Value of Our Assets	Projected Change in Our Net Income(1)
- 75 basis points	2.79%	1.69%
- 50 basis points	1.93%	0.97%
- 25 basis points	0.99%	0.26%
No Change	0.00%	0.00%
+ 25 basis points	-1.03%	-4.05%
+ 50 basis points	-2.01%	-7.64%
+ 75 basis points	-3.19%	-11.22%

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

Risk Management

Our board of directors exercises its oversight of risk management in many ways, including through its Risk Management Committee. The Risk Management Committee was established to oversee our senior management’s risk-related responsibilities, including reviewing management policies and performance against these policies and related benchmarks.

As part of our risk management process, our management actively manages the interest rate, liquidity, prepayment and counterparty risks associated with our Agency RMBS portfolio. Our management seeks to mitigate our interest rate risk exposure by entering into various hedging instruments in order to minimize our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs.

Our management seeks to mitigate our liquidity risks by monitoring our liquidity position on a daily basis and maintaining a prudent level of leverage, which we currently consider to be between six and 10 times the amount of net assets in our overall portfolio, based on current market conditions and various other factors, including the health of the financial institutions that lend to us under our repurchase agreements and the presence of special liquidity programs provided by domestic and foreign central banks.

Our management seeks to mitigate our prepayment risk by investing in Agency RMBS with (i) a variety of prepayment characteristics, (ii) prepayment prohibitions and penalties and (iii) prepayment protections, as well as by balancing Agency RMBS purchased at a premium with Agency RMBS purchased at a discount.

Our management seeks to mitigate our counterparty risk by (i) diversifying our exposure across a broad number of counterparties, (ii) limiting our exposure to any one counterparty and (iii) monitoring the financial stability of our counterparties.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There have been no changes in our internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

The Company is not currently subject to any material legal proceedings.

Item 1A.	Risk Factors

Investment in our common stock involves significant risks. If any of the risks discussed in this report occur, our business, financial condition, liquidity and results of operations could be materially and adversely affected. The risk factors set forth below amend and restate the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and are not the only risks that may affect us. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Forward-Looking Statements.”

Risks Related To Our Business

Increases in interest rates and adverse market conditions may negatively affect the value of our investments and increase the cost of our borrowings, which could result in reduced earnings or losses and reduced cash available for distribution to our stockholders.

We invest indirectly in mortgage loans by purchasing Agency RMBS. Under a normal yield curve, an investment in Agency RMBS will decline in value if long term interest rates increase. In addition, net interest income could decrease if the yield curve became inverted or flat. Despite Fannie Mae, Freddie Mac or Ginnie Mae guarantees of the principal and interest payments related to the Agency RMBS we own, those guarantees do not protect us from declines in market value caused by changes in interest rates. Declines in the market value of our investments may ultimately result in losses to us, which may reduce earnings and negatively affect cash available for distribution to our stockholders.

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

We leverage our portfolio investments in Agency RMBS through borrowings under repurchase agreements. Leverage can enhance our potential returns but can also exacerbate losses. The percentage of leverage will vary depending on our ability to obtain these financing facilities and the lender’s and rating agencies’ estimate of the stability of the portfolio investments’ cash flow. As of September 30, 2011, our leverage (measured by dividing total liabilities by net assets) was approximately 7.9 to 1. Our return on our investments and cash available for distribution to our stockholders may be reduced if market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets acquired, which could adversely affect the price of our common stock. In addition, our debt service payments will reduce cash flow available for distributions to stockholders. We may not be able to meet our debt service obligations. To the extent that we cannot meet our debt service obligations, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations.

Our lenders may require us to provide additional collateral, especially when the market values for our investments decline, which may restrict us from leveraging our assets as fully as desired, and reduce our liquidity, earnings and cash available for distribution to our stockholders.

We currently use repurchase agreements to finance our investments in Agency RMBS. Our repurchase agreements allow the lenders, to varying degrees, to determine a new market value of the collateral to reflect current market conditions. If the market value of the securities pledged or sold by us to a funding source declines in value, we may be required by the lender to provide additional collateral or pay down a portion of the funds advanced on minimal notice, which is known as a margin call. Posting additional collateral will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. Additionally, in order to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations and financial condition, and may impair our ability to maintain our current level of distributions to our stockholders. We receive margin calls from our repurchase agreement counterparties from time to time in the ordinary course of business similar to other entities in the specialty finance business. As of September 30, 2011, we had approximately $631.0 million in Agency RMBS, U.S. Treasury securities, cash and cash equivalents available to satisfy future margin calls. In the event we do not have sufficient liquidity to satisfy these margin calls, lending institutions can accelerate our indebtedness, increase our borrowing rates, liquidate our collateral and terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for protection under the U.S. Bankruptcy Code.

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

The success of our hedging transactions depends on our ability to accurately predict movements of interest rates and credit spreads. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

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

The problems faced by Fannie Mae and Freddie Mac resulting in their being placed into federal conservatorship have stirred debate among some federal policy makers regarding the continued role of the U.S. Government in providing liquidity for the residential mortgage market. Following expiration of the current authorization, each of Fannie Mae and Freddie Mac could be dissolved and the U.S. Government could decide to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically, we would not be able to acquire Agency RMBS from these companies, which would drastically reduce the amount and type of Agency RMBS available for investment, which are our primary investments. As of September 30, 2011, 99.8% of our investments had the principal and interest guaranteed by either Fannie Mae, Freddie Mac or Ginnie Mae or the U.S. Treasury.

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

Certain actions by the U.S. Federal Reserve could cause a flattening of the yield curve, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

On September 21, 2011, the U.S. Federal Reserve announced “Operation Twist,” which is a program by which it intends to purchase, by the end of June 2012, $400 billion of U.S. Treasury securities with remaining maturities between six and 30 years and sell an equal amount of U.S. Treasury securities with remaining maturities of three years or less. The effect of Operation Twist could be a flattening in the yield curve, which could result in increased prepayment rates due to lower long-term interest rates and a narrowing of our net interest margin. Consequently, Operation Twist and any other future securities purchase programs by the U.S. Federal Reserve could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns on, the Agency RMBS in which we invest.

During the second half of 2008, the U.S. Government, through the Federal Housing Authority, or FHA, and the Federal Deposit Insurance Corporation, or FDIC, commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. These and any future programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.

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

These and any future loan modification programs, as well as future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, the Agency RMBS in which we invest.

The recent downgrade of the U.S.’s credit rating and any future downgrades of the U.S.’s credit rating may materially adversely affect our business, financial condition and results of operations.

On August 5, 2011, Standard & Poor’s downgraded the U.S.’s credit rating for the first time in history. Because Fannie Mae and Freddie Mac are in conservatorship of the U.S. Government, downgrades to the U.S.’s credit rating could impact the credit risk associated with Agency RMBS and, therefore, decrease the value of the Agency RMBS in our portfolio. In addition, the downgrade of the U.S. Government’s credit rating has created broader financial turmoil and uncertainty, which has weighed heavily on the global banking system. Therefore, the recent downgrade of the U.S.’s credit rating and any future downgrades of the U.S.’s credit rating may materially adversely affect our business, financial condition and results of operations.

Prepayment rates could negatively affect the value of our Agency RMBS, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders.

In the case of residential mortgage loans, there are seldom any restrictions on borrowers’ abilities to prepay their loans. Homeowners tend to prepay mortgage loans faster when applicable mortgage interest rates decline. Furthermore, both HASP and Operation Twist could cause an increase in prepayment rates. Consequently, owners of the loans have to reinvest the money received from the prepayments at the lower prevailing interest rates. Conversely, homeowners tend not to prepay mortgage loans when mortgage interest rates remain steady or increase. Consequently, owners of the loans are unable to reinvest money that would have otherwise been received from prepayments at the higher prevailing interest rates. This volatility in prepayment rates may affect our ability to maintain targeted amounts of leverage on our Agency RMBS portfolio and may result in reduced earnings or losses for us and negatively affect the cash available for distribution to our stockholders.

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

All of our current portfolio investments are, and some of our future portfolio investments will be, in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We currently value and will continue to value these investments monthly at fair value as determined in good faith by our management based on market quotations from pricing services and brokers/dealers. Because such quotations and valuations are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates, and our determinations of fair value may differ materially from the values that would have been used if a public market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

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

On September 1, 2011, the SEC issued a concept release (No. IC-29778; File No. SW7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments) pursuant to which it is reviewing whether certain companies that invest in RMBS and rely on the exemption from registration under Section 3(c)(5)(C) of the Investment Company Act (such as us) should continue to be allowed to rely on such exemption from registration.

If we fail to qualify for this exemption, or the SEC determines that companies that invest in RMBS are no longer able to rely on this exemption, we could be required to restructure our activities in a manner that, or at a time when, we would not otherwise choose to do so, or we may be required to register as an investment company under the Investment Company Act, either of which could negatively affect the value of shares of our common stock and our ability to make distributions to our stockholders.

We are dependent on our key personnel and the loss of such key personnel could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

We are dependent on the efforts of our key officers and employees, including Kevin E. Grant, our Chief Executive Officer, President and Chief Investment Officer. The loss of Mr. Grant’s services could have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders. Although we have an employment agreement with him, we cannot assure you he will remain employed with us.

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

Our ability to achieve our investment objectives will depend on our ability to grow, which will depend, in turn, on our ability to identify and invest in securities that meet our investment criteria. Accomplishing this result on a cost-effective basis largely will be a function of our ability to structure and implement the investment process and our access to financing on acceptable terms. In order to grow, we need to hire, train, supervise and manage new employees successfully. However, we can offer no assurance that any of those employees will contribute substantial value to us. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We may change our investment strategy and asset allocation without notice or stockholder consent, which may result in riskier investments.

Our board of directors has the authority to change our investment strategy or asset allocation at any time without notice to or consent from our stockholders. In 2008, our board of directors amended our investment guidelines to require that we invest exclusively in Agency RMBS. In 2010, our board of directors modified our investment guidelines to permit investments in CMOs. To the extent that our investment strategy changes in the future, we may make investments that are different from, and possibly riskier than, the investments described in this quarterly report on Form 10-Q. A change in our investment strategy may increase our exposure to interest rate and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our allocating assets in a different manner than as described in this quarterly report on Form 10-Q.

Our board of directors does not approve each investment decision made by our management.

Our directors periodically review our investment guidelines and our investment portfolio. However, our board of directors does not review all of our proposed investments. In addition, in conducting periodic reviews, the directors may rely primarily on information provided to them by our management. Furthermore, transactions entered into or structured for us by our management may be difficult or impossible to unwind by the time they are reviewed by the directors.

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

Swaps, caps and certain options and other custom instruments are subject to the risk of non-performance by the counterparty, including risks relating to the creditworthiness of the counterparty. In addition, we also are subject to the risk of the failure of any of the exchanges or clearing houses on which we trade. Subject to maintaining our qualification as a REIT, we may enter into interest rate swaps and caps. Swap and cap agreements can be individually negotiated and structured to include exposure to a variety of different types of investments or market factors. Depending on their structure, swap and cap agreements may increase or decrease exposure to long term or short term interest rates (in the United States or abroad), foreign currency values, mortgage securities, corporate borrowing rates, or other factors such as security prices, baskets of equity securities, or inflation rates. Swap agreements can take many different forms and are known by a variety of names. We are not precluded from any particular form of swap or option agreement if we determine it is consistent with our investment objectives and policies.

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

Our investments in subordinated tranches of CLOs may be subject to losses and the assets collateralizing such CLOs subject us to specific risks that could adversely affect our operating results.

We have invested a small portion of our total assets in lower-rated or non-rated deeply subordinated tranches of CLOs collateralized primarily by corporate leveraged loans, and to a lesser extent, by corporate debt securities. Leveraged loans can be illiquid and are subject to price volatility. To the extent that they are non-investment grade, they may also bear risks associated with high-yield bonds. In general, losses on a loan or other asset included in a securitization will be borne first by equity support, a cash reserve fund or a letter of credit, if any, and then by the subordinated security holders. In the event of nonpayment on the loan or other asset and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchased. In addition, if the underlying asset portfolio sustains losses, or if the value of the underlying collateral declines and, as a result, less collateral is available to satisfy payments due on the related CLO, then payments to us as subordinated holders of the CLO could be reduced or halted, or we could sustain losses in our investment. In addition, failure to adequately manage a CLO could result in, among other things, mistimed collateral sales and purchases, purchasing underperforming collateral, and inadequate cash flow processing, all of which could negatively affect the performance of the CLO. As a result, we could sustain loses and/or lose a portion, or potentially all, of our investment in CLOs, which could adversely impact our results of operations, financial condition, and business.

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

Our ability to invest in and dispose of securities through forward settling transactions could be limited by our REIT status, and we could lose our REIT status as a result of these investments.

We have purchased, and may purchase in the future, Agency RMBS through contracts for forward settling transactions, including where the pool is “to-be-announced”, or TBAs. In certain instances, rather than take delivery of the Agency RMBS subject to a contract for a forward settling transaction, we will dispose of the contract for a forward settling transaction through a dollar roll transaction in which we agree to purchase similar securities in the future at a predetermined price or otherwise, which may result in the recognition of income or gains. We account for dollar roll transactions as purchases and sales. The law is unclear regarding whether contracts for forward settling transactions will be qualifying assets for the 75% asset test and whether income and gains from dispositions of contracts for forward settling transactions will be qualifying income for the 75% gross income test.

Until such time as we seek and receive a favorable private letter ruling from the Internal Revenue Service, or the IRS, or we are advised by counsel that contracts for forward settling transactions should be treated as qualifying assets for purposes of the 75% asset test, we will limit our net investment in contracts for forward settling transactions and any non-qualifying assets to no more than 25% of our assets at the end of any calendar quarter. Further, until such time as we seek and receive a favorable private letter ruling from the IRS or we are advised by counsel that income and gains from the disposition of contracts for forward settling transactions should be treated as qualifying income for purposes of the 75% gross income test, we will limit our gains from dispositions of contracts for forward settling transactions and any non-qualifying income to no more than 25% of our gross income for each calendar year. Accordingly, our ability to purchase Agency RMBS through contracts for forward settling transactions and to dispose of contracts for forward settling transactions, through dollar roll transactions or otherwise, could be limited.

Moreover, even if we are advised by counsel that contracts for forward settling transactions should be treated as qualifying assets or that income and gains from dispositions of contracts for forward settling transactions should be treated as qualifying income, it is possible that the IRS could successfully take the position that such assets are not qualifying assets and such income is not qualifying income. In that event, we could be subject to a penalty tax or we could fail to qualify as a REIT if (i) the value of our contracts for forward settling transactions, together with our non-qualifying assets for the 75% asset test, exceeded 25% of our gross assets at the end of any calendar quarter or (ii) our income and gains from the disposition of contracts for forward settling transactions, together with our non-qualifying income for the 75% gross income test, exceeded 25% of our gross income for any taxable year.

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

We may satisfy the 90% distribution test with taxable distributions of our stock or debt securities. Pursuant to Revenue Procedure 2010-12 (“Revenue Procedure”), the IRS has indicated that it will treat distributions from certain publicly traded REITs that are paid part in cash and part in stock as dividends that would satisfy the REIT’s annual distribution requirements and qualify for the dividends paid deduction for federal income tax purposes. In order to qualify for such treatment, the Revenue Procedure requires that at least 10% of the total distribution be payable in cash and that each stockholder have a right to elect to receive its entire distribution in cash. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a proportionate share of the cash to be distributed (although no stockholder electing to receive cash may receive less than 10% of such stockholder’s distribution in cash). This Revenue Procedure applies to distributions declared on or before December 31, 2012 with respect to taxable years ending on or before December 31, 2011. It is unclear whether and to what extent we will be able to pay taxable dividends in later years that are payable in cash or stock. Although we have no current intention of paying dividends in our own stock, if in the future we choose to pay dividends in our own stock, our stockholders may be required to pay tax in excess of the cash that they receive.

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

Withholding tax may apply to our dividends after December 31, 2013 and proceeds of sales in respect of our common stock after December 31, 2014.

United States federal withholding tax at a 30% rate will apply to payments of dividends after December 31, 2013 and gross proceeds from sales of our stock after December 31, 2014 made to foreign financial institutions (and certain of their affiliates) unless the payee foreign financial institution agrees, among other things, to disclose the identity of certain United States persons and United States owned foreign entities with accounts at the institution (or the institution’s affiliates) and to annually report certain information about such accounts. The withholding tax also will apply to payments of dividends and gross proceeds of sales to certain foreign entities that do not disclose the name, address and taxpayer identification number of any substantial United States owners (or certify that they do not have any substantial United States owners).

Thus, if a stockholder holds our shares through a foreign financial institution or foreign corporation or trust, dividends and gross proceeds of sales made after the applicable dates may be subject to a 30% withholding tax. Stockholders that are not United States persons may be subject to withholding tax on our dividends under current law.

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

We likely will be required to include in our income, even without the receipt of actual distributions, earnings from our investment in the subordinated tranches of CLOs and issued by foreign corporations. We intend to treat certain of these income inclusions as qualifying income for purposes of the 95% gross income test but not the 75% gross income test. The provisions that set forth what income is qualifying income for purposes of the 95% gross income test provide that gross income derived from dividends, interest and certain other enumerated classes of passive income qualify for purposes of the 95% gross income test. Income inclusions from equity investments in foreign corporations are technically neither actual dividends nor any of the other enumerated categories of income specified in the 95% gross income test for U.S. federal income tax purposes. However, the IRS has issued private letter rulings to other REITs holding that income inclusions from equity investments in foreign corporations would be treated as qualifying income for purposes of the 95% gross income test. Private letter rulings may be relied upon only by the taxpayers to whom they are issued, and the IRS may revoke a private letter ruling. Based on those private letter rulings and advice of counsel, we intend to treat such income inclusions as qualifying income for purposes of the 95% gross income test. Nevertheless, because this income does not meet the literal requirements of the REIT provisions, it is possible that the IRS could successfully take the position that such income is not qualifying income. In the event that such income was determined not to qualify for the 95% gross income test, we would be subject to a penalty tax with respect to such income to the extent it and our other non-qualifying income exceeds 5% of our gross income or we could fail to qualify as a REIT. In addition, if such income was determined not to qualify for the 95% gross income test, we would need to invest in sufficient qualifying assets, or sell some of our interests in other foreign corporations, to ensure that the income recognized by us from our investment in the subordinated tranches of CLOs issued by foreign corporations does not exceed 5% of our gross income, or we would cease to qualify as a REIT.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits.

Exhibit Number	Description of Exhibit

3.1***	Articles of Amendment, effective as of September 1, 2011

10.1***	Employment Agreement, dated September 1, 2011, between the Company and Kevin E. Grant

10.2***	Employment Agreement, dated September 1, 2011, between the Company and Frances R. Spark

10.3***	Employment Agreement, dated September 1, 2011, between the Company and Richard E. Cleary

10.4***	Employment Agreement, dated September 1, 2011, between the Company and Thomas A. Rosenbloom

10.5***	Incentive Compensation Plan

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

99.1***	Asset Purchase and Sale Agreement, dated September 1, 2011, between the Company and Sharpridge

Exhibit 101.INS XBRL	Instance Document (1)

Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document (1)

Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)

Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)

Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)

*	Filed herewith.

**	Furnished herewith.
***	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2011.
(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Assets and Liabilities at September 30, 2011(Unaudited) and December 31, 2010 (Derived from the audited balance sheet at December 31, 2010); (ii) Condensed Statements of Operations (Unaudited) for the three and nine months ended September 30, 2011 and 2010; (iii) Condensed Statement of Changes in Net Assets (Unaudited) for the three and nine months ended September 30, 2011; (iv) Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2011 and 2010; and (v) Condensed Notes to Financial Statements (Unaudited) for the three months ended September 30, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYS INVESTMENTS, INC.

Dated: October 20, 2011	BY:	/s/ FRANCES R. SPARK
Frances R. Spark
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1***	Articles of Amendment, effective as of September 1, 2011

10.1***	Employment Agreement, dated September 1, 2011, between the Company and Kevin E. Grant

10.2***	Employment Agreement, dated September 1, 2011, between the Company and Frances R. Spark

10.3***	Employment Agreement, dated September 1, 2011, between the Company and Richard E. Cleary

10.4***	Employment Agreement, dated September 1, 2011, between the Company and Thomas A. Rosenbloom

10.5***	Incentive Compensation Plan

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

99.1***	Asset Purchase and Sale Agreement, dated September 1, 2011, between the Company and Sharpridge

Exhibit 101.INS XBRL	Instance Document (1)

Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document (1)

Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)

Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)

Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)

*	Filed herewith.
**	Furnished herewith.
***	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2011.
(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Assets and Liabilities at September 30, 2011 (Unaudited) and December 31, 2010 (Derived from the audited balance sheet at December 31, 2010); (ii) Condensed Statements of Operations (Unaudited) for the three and nine months ended September 30, 2011 and 2010; (iii) Condensed Statement of Changes in Net Assets (Unaudited) for the three and nine months ended September 30, 2011; (iv) Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2011 and 2010; and (v) Condensed Notes to Financial Statements (Unaudited) for the three months ended September 30, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.