Form 10-K
period 2011-12-31
CYS Investments, Inc.
filed 2012-02-13
CIK 1396446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,036,308,794 based on the closing price on the New York Stock Exchange as of June 30, 2011.

Number of the registrant’s common stock outstanding as of February 1, 2012: 111,688,636

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement with respect to its 2012 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof as noted therein.

CYS INVESTMENTS, INC.

PART I

Item 1.	Business

In this annual report on Form 10-K, we refer to CYS Investments, Inc. as “we,” “us,” “our company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. In addition, the following define certain of the commonly used terms in this report: RMBS refers to whole-pool residential mortgage pass-through securities collateralized by residential mortgage loans; agency securities or Agency RMBS refers to our RMBS that are issued or guaranteed by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”); hybrid ARMs refers to hybrid adjustable-rate residential mortgage loans that have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; and ARMs refers to adjustable-rate residential mortgage loans which typically have interest rates that adjust monthly to an increment over a specified interest rate index.

Forward Looking Statements

When used in this annual report on Form 10-K, in future filings with the Securities and Exchange Commission (“SEC”) or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and assumptions. The forward looking statements we make in this annual report on Form 10-K include, but are not limited to, statements about the following:

•	our investment, financing and hedging strategy and the success of these strategies;

•	the effect of movements in interest rates on our assets and liabilities (including our hedging instruments) and our net income;

•	the effect of increased prepayment rates on our portfolio;

•	the effect of widening credit spreads on the value of our assets and investment strategy;

•	our ability to convert our assets into cash or extend the financing terms related to our assets;

•	the types of indebtedness we may incur;

•	our ability to meet our short term liquidity requirements with our cash flow from operations and borrowings;

•	our liquidity;

•	our ability to quantify risks based on historical experience;

•	our ability to be taxed as a real estate investment trust (“REIT”) and to maintain an exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”);

•	the tax limitations of capital loss carryforwards and other built in losses;

•	our assessment of counterparty risk;

•	our asset valuation policies;

•	our distribution policy;

•	the effect of recent U.S. Government actions on the housing and credit markets;

•	the structure of our investments in collateralized loan obligations (“CLOs”); and

•	the tax treatment of income earned on subordinated tranches of CLOs issued by foreign corporations.

Forward looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward looking statements. The following factors could cause actual results to vary from our forward looking statements:

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

These and other risks, uncertainties and factors, including those described elsewhere in this report, could cause our actual results to differ materially from those projected in any forward looking statements we make. All forward looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

Our Company

We are a specialty finance company created with the objective of achieving consistent risk-adjusted investment income. We have elected to be taxed as a REIT for federal income tax purposes. We were formed as a Maryland corporation and commenced operations in February 2006 and completed an initial public offering of our common stock in June 2009. We conduct all of our business through and hold all of our assets in CYS Investments, Inc.

Our Investment Strategy

We invest in Agency RMBS collateralized by fixed rate single-family residential mortgage loans (typically 15, 20 or 30 years), ARMs, which typically have coupon rates that reset monthly, or hybrid ARMs, which typically have a coupon rate that is fixed for an initial period (typically three, five, seven or 10 years) and thereafter resets at regular intervals. In addition, our investment guidelines permit investments in collateralized mortgage obligations issued by a government agency or government-sponsored entity that are collateralized by Agency RMBS (“CMOs”), although we had not invested in any CMOs as of December 31, 2011. We make investment decisions based on various factors, including, but not limited to, relative value, expected cash yield, supply and demand, costs of hedging, costs of financing, liquidity, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves. We do not attribute any particular quantitative significance to any of these factors, and the weight given to these factors varies depending on market conditions and economic trends. We believe that this strategy enables us to pay dividends and achieve capital appreciation throughout changing interest rate and credit cycles, and provide attractive long term returns to investors.

Our investment strategy is designed to:

•	build an investment portfolio of Agency RMBS that generates risk-adjusted investment income;

•	manage financing, interest and prepayment rate risks;

•	capitalize on discrepancies in the relative valuations in the Agency RMBS market;

•	manage cash flow so as to provide for regular quarterly distributions to stockholders;

•	limit credit risk;

•	minimize the impact that changing interest rates have on our net investment income;

•	cause us to maintain our qualification as a REIT; and

•	cause us to remain exempt from the registration requirements of the Investment Company Act.

Our income is generated primarily from the difference, or net spread, between the interest income we earn on our investment portfolio and the cost of our borrowings and hedging activities. We believe the most prudent approach to generating a positive net spread is to manage our liabilities to mirror, as closely as possible, the interest rate risks of our investments. To seek to achieve this result, we employ short term financing for our Agency RMBS portfolio in combination with interest rate swaps and caps to hedge all or a portion of the interest rate risk associated with the financing of our portfolio. In the future, we may, subject to maintaining our REIT qualification, also employ other hedging techniques from time to time, including interest rate floors, collars and Eurodollar and U.S. Treasury futures, to protect against adverse interest rate movements.

Because our investments vary in interest rate, prepayment speed and maturity, the leverage or borrowings that we employ to fund our asset purchases are not exactly matched to the terms or performance of our assets. Based on our experience, because our assets are not match funded, such assets’ market prices may change more slowly than the corresponding liabilities. Consequently, changes in interest rates, particularly short term interest rates, may significantly influence our net income. Decreases in these rates will tend to increase our net income and the market value of our assets, while increases in these rates will tend to decrease our net income and the market value of our assets and could possibly result in operating losses. Our approach to managing our investment portfolio is to take a longer term view of assets and liabilities, such that our net income and mark-to-market valuations at the end of a financial reporting period will not significantly influence our strategy of maximizing cash distributions to stockholders and achieving capital appreciation over the long term.

Investment Sourcing

We source the majority of our investments through relationships with a large and diverse group of financial intermediaries, ranging from major commercial and investment banks to specialty investment dealers and brokerage firms.

Investment Process

Management evaluates each one of our investment opportunities based on its expected risk-adjusted investment income relative to the investment income available from other comparable investments. In addition, management evaluates new opportunities based on their relative expected returns compared to our comparable securities held in our portfolio. The terms of any leverage available to us for use in funding an investment purchase are also taken into consideration, as are any risks posed by illiquidity or correlations with other securities in the portfolio.

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

Financing Strategy

We use leverage to finance a portion of our Agency RMBS portfolio and to seek to increase potential returns to our stockholders. Our use of leverage may, however, also have the effect of increasing losses when securities in our portfolio decline in value. Currently, our target leverage is in the range of approximately six to 10 times the amount of our net assets. The amount of leverage we incur may vary from time to time depending on market conditions and other factors we deem relevant. As of December 31, 2011, our portfolio leverage ratio (calculated by dividing (i) our repurchase agreements balance plus payable for securities purchased minus receivable for securities sold (ii) by net assets) was approximately 7.7 to 1. Prior to December 31, 2011, our leverage ratio was calculated by dividing total liabilities by net assets. We believe the new calculation is a better representation of leverage because it reflects our borrowings in connection with our portfolio by excluding receivable for securities sold, which will decrease liabilities when settled, and including payable for securities purchased, which is an additional form of leverage.

We finance our Agency RMBS investments using a diversified approach involving repurchase agreements with multiple commercial and investment banks. Using repurchase agreements, we are able to borrow against the value of our assets. Under these agreements, we sell our assets to a counterparty and agree to repurchase the same assets from the counterparty at a price equal to the original sales price plus an interest factor. If the market value of the securities sold by us to a counterparty declines, we may be required by the counterparty to provide additional collateral, which is commonly referred to as a margin call. Our repurchase agreements are accounted for as debt for purposes of generally accepted accounting principles (“GAAP”) and secured by the underlying assets. During the period of a repurchase agreement, we are entitled to and receive the principal and interest payments on the related assets.

We maintain formal relationships with multiple counterparties that are broker/dealers and commercial and investment banks for the purpose of obtaining financing on favorable terms and to mitigate counterparty credit risk. As of December 31, 2011, we had repurchase agreements in place with 33 different counterparties and indebtedness outstanding with 24 counterparties in an aggregate amount of approximately $7,880.8 million, or approximately 83% of the fair value of our portfolio, and a weighted average borrowing rate of 0.36%. Currently, the percentage amounts by which the collateral value must exceed the amount borrowed, which we refer to as the haircut, are between 3% and 6%. As a borrower, we are subject to margin calls from counterparties if the value of the collateral that we have posted has declined below the haircut level, which may occur due to prepayments of the mortgages causing the face value of the mortgage pool provided as collateral to the counterparty to decline or when the value of the mortgage pool provided as collateral declines as a result of interest rate movements or spread widening.

Our leverage consists of repurchase agreements outstanding plus our payable for securities purchased minus receivable for securities sold. In the future, we may utilize other financing techniques, which may include but not necessarily be limited to the issuance of secured or unsecured debt, preferred stock or trust preferred securities.

We do not finance our subordinated tranches of CLOs.

Hedging Strategy

Subject to maintaining our qualification as a REIT, we utilize derivative financial instruments to hedge a portion of the interest rate risk associated with the financing of our portfolio. Our most common method of financing Agency RMBS is through repurchase agreements, which generally have maturities between 30 and 90 days. The weighted average life of the Agency RMBS we own is generally much longer. The difference in maturities, in addition to prepayments, adjustable-rate features of ARMs, and other potential changes in timing and/or amount of cash flows, creates potential interest rate risk. We engage in interest rate hedging activities intended to mitigate changes in interest rates that we expect would impair our ability to continue to finance assets we own at favorable rates. Our hedging techniques may also be used in an attempt to protect us against declines in the market value of our assets that result from general trends in debt markets. We rely on management’s expertise in determining the type and amount of interest rate hedging methods to achieve these goals. Our interest rate hedging methods have historically consisted of interest rate swaps (a contract exchanging a variable rate for a fixed rate, or vice versa), including cancelable interest rate swaps (swaps that may be canceled at one party’s option before expiry), and interest rate caps (a contract protecting against a rise in interest rates above a fixed level). In the future, our interest rate hedging methods are likely to continue to consist of interest rate swaps, including cancelable interest rate swaps, and interest rate caps, but may also include interest rate floors (a contract protecting against a decline in interest rates below a fixed level), interest rate collars (a combination of caps and floors), Eurodollar and U.S. Treasury futures, and other interest rate and non-interest rate derivative instruments or contracts.

We enter into interest rate swap agreements to offset the potential adverse effects of rising interest rates on certain short term repurchase agreements. Our repurchase agreements generally carry interest rates that correspond to the London Interbank Offered Rate (“LIBOR”), for the borrowing periods. Historically, we have sought to enter into interest rate swap agreements structured such that we receive payments based on a variable interest rate and make payments based on a fixed interest rate. The variable interest rate on which payments are received is calculated based on various reset mechanisms for LIBOR. Additionally, we have entered into interest rate cap agreements structured such that we receive payments based on a variable interest rate being above a fixed cap interest rate. The variable interest rate on which payments are received on interest rate caps is also calculated based on various reset mechanisms for LIBOR. Our interest rate swap and cap agreements effectively fix or cap our borrowing cost and are not held for speculative or trading purposes. As of December 31, 2011, we had established interest rate swap and cap agreements covering $5,440.0 million, or approximately 65% of the aggregate fair value of our portfolio that has been financed under repurchase agreements and payable for securities purchased. We only enter into interest rate swap and cap agreements related to financing for Agency RMBS collateralized by hybrid ARMs and fixed rate mortgage loans. We do not hedge Agency RMBS collateralized by monthly reset ARMs because their interest rates reset monthly and closely in time with the interest rates under the corresponding repurchase agreements.

Our Portfolio

Agency RMBS are residential mortgage pass-through securities, the principal and interest of which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Our current portfolio of Agency RMBS is backed by fixed rate mortgages and hybrid ARMs that typically have a fixed coupon for three, five or seven years, and then pay an adjustable coupon that generally resets annually over a predetermined interest rate index. As of December 31, 2011, our Agency RMBS portfolio consisted of the following:

	Par Value	Fair Value	Weighted Average
Asset Type			Cost/Par	Fair Value/Par	MTR(1)		Coupon	CPR(2)
	(in thousands)
10 Year Fixed Rate	$272,115	$284,948	$103.96	$104.72	N/A		3.50%	13.6%
15 Year Fixed Rate	4,763,965	5,010,121	102.53	105.17	N/A		3.79%	17.8%
20 Year Fixed Rate	551,766	585,103	102.32	106.04	N/A		4.14%	28.1%
30 Year Fixed Rate	239,747	259,123	103.09	108.08	N/A		5.00%	26.3%
Hybrid ARMs	3,098,024	3,233,159	102.31	104.36	64.0		3.29%	20.3%

Total/Weighted Average	$8,925,617	$9,372,454	$102.50	$105.01	64.0	(3)	3.66%	19.5%

(1)

MTR, or “Months to Reset,” is the number of months remaining before the fixed rate on a hybrid ARM becomes a variable rate. At the end of the fixed period, the variable rate will be determined by the margin and the pre-specified caps of the ARM. After the fixed period, the interest rates on 100% of our hybrid ARMs reset annually.

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

We also held $75.0 million of U.S. Treasury securities and $18.7 million of CLOs as of December 31, 2011. The CLOs include non-investment grade and unrated tranches. Currently all of our CLOs are collateralized primarily by corporate leveraged loans and, to a lesser extent, by corporate debt securities, some of which are non-investment grade. We have not leveraged, nor do we intend to leverage our investments in CLOs.

Our current investment guidelines require that we seek to dispose of our CLOs at reasonable prices. We are not required, however, to sell these securities. We continue to monitor the market for selling the remaining portion of our CLOs.

Internalization of Management

On September 1, 2011, we acquired certain assets and entered into agreements to internalize our management (the “Internalization”). Prior to the Internalization, we had been managed by Cypress Sharpridge Advisors LLC (the “Manager”) pursuant to a management agreement (the “Management Agreement”). The Manager had entered into sub-advisory agreements with Sharpridge Capital Management, L.P. (“Sharpridge”) and an affiliate of The Cypress Group, pursuant to which the Manager was provided with all of the resources and assets (the “Assets”) used to operate the Company’s business and manage the Company’s assets. In connection with the completion of the Internalization, the Management Agreement, sub-advisory agreements and other ancillary agreements related thereto were terminated. No termination fees were incurred or paid as a result of terminating those agreements. Under the terms of the asset purchase and sale agreement entered into in connection with the Internalization, we acquired the Assets from Sharpridge for a purchase price of $750,000 in cash.

In connection with the Internalization, we also entered into employment agreements with our Chief Executive Officer and President, Kevin E. Grant, to continue to serve as our Chief Executive Officer, President and Chief Investment Officer, our Chief Financial Officer and Treasurer, Frances R. Spark, to continue to serve as our Chief Financial Officer and Treasurer, our Chief Operating Officer, Richard E. Cleary, to continue to serve as our Chief Operating Officer and Assistant Secretary, and our Secretary, Thomas A. Rosenbloom, to continue to serve as our Executive Vice President of Business Development, General Counsel and Secretary. In connection with the execution of Mr. Grant’s employment agreement, Mr. Grant received 150,000 shares of restricted stock on September 1, 2011 that will vest ratably over a five-year vesting period, with one-fifth of the shares vesting on each of the first five anniversary dates of the grant date. In addition, the Company accelerated the vesting of all of Mr. Grant’s outstanding shares of restricted stock issued prior to September 1, 2011, so that all such shares were vested and non-forfeitable as of August 31, 2011. Additionally, all other current employees of Sharpridge as of August 31, 2011 were hired by the Company.

In connection with the Internalization, the Company changed its name from “Cypress Sharpridge Investments, Inc.” to “CYS Investments, Inc.” on September 1, 2011.

Competition

Our success depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring agency securities, we compete with mortgage REITs, mortgage finance and specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities. Our competitors, as well as additional competitors that may emerge in the future, may increase the competition for the acquisition of Agency RMBS, which in turn may result in higher prices and lower yields on assets.

Employees

As of January 31, 2012 we had 14 employees.

Risk Management

Our board of directors exercises its oversight of risk management in many ways, including overseeing our senior management’s risk-related responsibilities and reviewing management and investment policies and performance against these policies and related benchmarks.

As part of our risk management process, we actively manage the interest rate, liquidity, prepayment and counterparty risks associated with our Agency RMBS portfolio. We seek to mitigate our interest rate risk exposure by entering into various hedging instruments in order to minimize our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs.

We seek to mitigate our liquidity risks by monitoring our liquidity position on a daily basis and maintaining a prudent level of leverage, which we currently consider to be between six and 10 times the amount of net assets in our overall portfolio, based on current market conditions and various other factors, including the health of the financial institutions that lend to us under our repurchase agreements and the presence of special liquidity programs provided by domestic and foreign central banks.

We seek to mitigate our prepayment risk by investing in Agency RMBS with (i) a variety of prepayment characteristics, (ii) prepayment prohibitions and penalties and (iii) prepayment protections, as well as by balancing Agency RMBS purchased at a premium with Agency RMBS purchased at a discount.

We seek to mitigate our counterparty risk by (i) diversifying our exposure across a broad number of counterparties, (ii) limiting our exposure to any one counterparty and (iii) monitoring the financial stability of our counterparties.

Additional Information

We have made available on our website at www.cysinv.com copies of the charters of the committees of our board of directors, our code of business ethics and conduct, which includes our whistleblower policy, our corporate governance guidelines, and any materials we file with the SEC. All filings we make with the SEC are also available on our website. Information on our website is not part of this annual report on Form 10-K.

All reports filed with the SEC may be read and copied at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Further information regarding the operation of the public reference room may be obtained by calling 1-800-SEC-0330. In addition, all of our reports filed with the SEC can be obtained at the SEC’s website at www.sec.gov.

Item 1A.	Risk Factors

Investment in our common stock involves significant risks. If any of the risks discussed in this report occur, our business, financial condition, liquidity and results of operations could be materially and adversely affected. The risk factors set forth below are not the only risks that may affect us. Some statements in this report, including statements in the following risk factors, constitute forward looking statements. Please refer to the section entitled “Forward Looking Statements.”

Risks Related To Our Business

Increases in interest rates and adverse market conditions may negatively affect the value of our investments and increase the cost of our borrowings, which could result in reduced earnings or losses and reduced cash available for distribution to our stockholders.

We invest indirectly in mortgage loans by purchasing Agency RMBS. Under a normal yield curve, an investment in Agency RMBS will decline in value if long term interest rates increase. In addition, net interest income could decrease if the yield curve became inverted or flat. Fannie Mae, Freddie Mac or Ginnie Mae guarantees of the principal and interest payments related to the Agency RMBS we own do not protect us from declines in market value caused by changes in interest rates. Declines in the market value of our investments may ultimately result in losses to us, which may reduce earnings and negatively affect cash available for distribution to our stockholders.

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

We leverage our portfolio investments in Agency RMBS through borrowings under repurchase agreements. Leverage can enhance our potential returns but can also exacerbate losses. The percentage of leverage will vary depending on our ability to obtain these financing facilities and the lender’s and rating agencies’ estimate of the stability of the portfolio investments’ cash flow. As of December 31, 2011, our portfolio leverage ratio (calculated by dividing (i) our repurchase agreements balance plus payable for securities purchased minus receivable for securities sold (ii) by net assets) was approximately 7.7 to 1. Our return on our investments and cash available for distribution to our stockholders may be reduced if market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets acquired, which could adversely affect the price of our common stock. In addition, our debt service payments will reduce cash flow available for distributions to stockholders. We may not be able to meet our debt service obligations. To the extent that we cannot meet our debt service obligations, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations.

Our lenders may require us to provide additional collateral, especially when the market values for our investments decline, which may restrict us from leveraging our assets as fully as desired, and reduce our liquidity, earnings and cash available for distribution to our stockholders.

We currently use repurchase agreements to finance our investments in Agency RMBS. Our repurchase agreements allow the lenders, to varying degrees, to determine a new market value of the collateral to reflect current market conditions. If the market value of the securities pledged or sold by us to a funding source declines in value, we may be required by the lender to provide additional collateral or pay down a portion of the funds advanced on minimal notice, which is known as a margin call. Posting additional collateral will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. Additionally, in order to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations and financial condition, and may impair our ability to maintain our current level of distributions to our stockholders. We receive margin calls from our repurchase agreement counterparties from time to time in the ordinary course of business similar to other entities in the specialty finance business. As of December 31, 2011, we had approximately $580.0 million in Agency RMBS, U.S. Treasury securities, cash and cash equivalents available to satisfy future margin calls. In the event we do not have sufficient liquidity to satisfy these margin calls, lending institutions can accelerate our indebtedness, increase our borrowing rates, liquidate our collateral and terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for protection under the U.S. Bankruptcy Code.

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

Our use of repurchase agreements may give our lenders greater rights in the event that either we or any of our lenders file for bankruptcy, which may make it difficult for us to recover our collateral.

Our borrowings under repurchase agreements may qualify for special treatment under the bankruptcy code, giving our lenders the ability to avoid the automatic stay provisions of the bankruptcy code and take possession of and liquidate our collateral under the repurchase agreements without delay if we file for bankruptcy. Furthermore, the special treatment of repurchase agreements under the bankruptcy code may make it difficult for us to recover our pledged assets in the event that any of our lenders file for bankruptcy. Thus, the use of repurchase agreements exposes our pledged assets to risk in the event of a bankruptcy filing by either our lenders or us. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970 or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our investment under a repurchase agreement or to be compensated for any damages resulting from the lender’s insolvency may be further limited by those statutes.

Our use of certain hedging techniques may expose us to counterparty risks.

If an interest rate swap counterparty cannot perform under the terms of the interest rate swap, we may not receive payments due under that swap, and thus, we may lose any unrealized gain associated with the interest rate swap. The hedged liability could cease to be hedged by the interest rate swap. Additionally, we may also risk the loss of any collateral we have pledged to secure our obligations under the interest rate swap if the counterparty becomes insolvent or files for bankruptcy. Similarly, if an interest rate cap counterparty fails to perform under the terms of the interest rate cap agreement, we may not receive payments due under that agreement that would offset our interest expense. We could then incur a loss for the then remaining fair market value of the interest rate cap.

If the lending institution under one or more of our repurchase agreements defaults on its obligation to resell the underlying security back to us at the end of the agreement term, we will lose money on our repurchase transactions.

When we engage in a repurchase transaction, we initially sell securities to the transaction counterparty under a master repurchase agreement in exchange for cash from the counterparty. The counterparty is obligated to resell the same securities back to us at the end of the term of the repurchase agreement, which typically is 30 to 90 days, but may be up to one year. If the counterparty in a repurchase transaction defaults on its obligation to resell the securities back to us, we will incur a loss on the transaction equal to the amount of the haircut (assuming no change in the value of the securities). Losses incurred on our repurchase transactions would adversely affect our earnings and our cash available for distribution to our stockholders.

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

Failure to procure adequate funding and capital would adversely affect our results and may, in turn, negatively affect the value of our common stock and our ability to distribute cash to our stockholders.

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

On August 31, 2011, the SEC issued a concept release (No. IC-29778; File No. SW7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments) pursuant to which it is reviewing whether certain companies that invest in RMBS and rely on the exemption from registration under Section 3(c)(5)(C) of the Investment Company Act (such as us) should be allowed to continue relying on such exemption from registration.

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

The payments we receive on the Agency RMBS in which we invest depend upon a steady stream of payments on the mortgages underlying the securities and are guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. Ginnie Mae is part of a U.S. Government agency and its guarantees are backed by the full faith and credit of the United States. Fannie Mae and Freddie Mac are U.S. Government-sponsored entities (“GSEs”), but their guarantees are not backed by the full faith and credit of the United States.

Since 2007, Fannie Mae and Freddie Mac have reported substantial losses and a need for substantial amounts of additional capital. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the recent credit market disruption, Congress and the U.S. Treasury undertook a series of actions to stabilize these GSEs and the financial markets, generally. The Housing and Economic Recovery Act of 2008 was signed into law on July 30, 2008, and established the Federal Housing Finance Agency, (“FHFA”), with enhanced regulatory authority over, among other things, the business activities of Fannie Mae and Freddie Mac and the size of their portfolio holdings. On September 7, 2008, in response to the deterioration in the financial condition of Fannie Mae and Freddie Mac, the FHFA placed Fannie Mae and Freddie Mac into conservatorship, which is a statutory process pursuant to which the FHFA will operate Fannie Mae and Freddie Mac as conservator in an effort to stabilize the entities. Together with the U.S. Treasury and the U.S. Federal Reserve, the FHA has undertaken actions designed to boost investor confidence in Fannie Mae and Freddie Mac, support the availability of mortgage financing and protect taxpayers. The appointment of the FHFA as conservator of both Fannie Mae and Freddie Mac allows the FHFA to control the actions of the two GSEs without forcing them to liquidate, which would be the case under receivership. In addition, the U.S. Treasury has taken steps to capitalize and provide financing to Fannie Mae and Freddie Mac and agreed to purchase direct obligations and Agency RMBS issued or guaranteed by Fannie Mae or Freddie Mac.

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

The problems faced by Fannie Mae and Freddie Mac resulting in their being placed into federal conservatorship have stirred debate among some federal policy makers regarding the continued role of the U.S. Government in providing liquidity for the residential mortgage market. If federal policy makers decide that the U.S. Government’s role in providing liquidity for the residential mortgage market should be reduced or eliminated, each of Fannie Mae and Freddie Mac could be dissolved and the U.S. Government could decide to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically, we would not be able to acquire Agency RMBS from these companies, which would drastically reduce the amount and type of Agency RMBS available for investment. As of December 31, 2011, 99.8% of our investments had the principal and interest guaranteed by either Fannie Mae, Freddie Mac or Ginnie Mae or were U.S. Treasury securities.

Our income could be negatively affected in a number of ways depending on the manner in which related events unfold. For example, the current credit support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could have the effect of lowering the interest rate we receive from Agency RMBS, thereby tightening the spread between the interest we earn on our portfolio of targeted investments and our cost of financing that portfolio. A reduction in the supply of Agency RMBS could also increase the prices of Agency RMBS we seek to acquire thereby reducing the spread between the interest we earn on our portfolio of targeted assets and our cost of financing that portfolio.

As indicated above, recent legislation has changed the relationship between Fannie Mae and Freddie Mac and the U.S. Government and requires Fannie Mae and Freddie Mac to reduce the amount of mortgage loans they own or for which they provide guarantees on Agency RMBS. The effect of the actions taken by the U.S. Government remains uncertain. Furthermore, the scope and nature of the actions that the U.S. Government will ultimately undertake are unknown and will continue to evolve. Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the U.S. Government, and could also nationalize or eliminate these GSEs entirely. Any law affecting these GSEs may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac. As a result, such laws could increase the risk of loss on investments in Fannie Mae and/or Freddie Mac Agency RMBS. It is also possible that such laws could adversely impact the market for such securities and the spreads at which they trade. All of the foregoing could materially adversely affect the pricing, supply, liquidity and value of our target assets and otherwise materially adversely affect our business, operations and financial condition.

Certain actions by the U.S. Federal Reserve could cause a flattening of the yield curve, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

On September 21, 2011, the U.S. Federal Reserve announced “Operation Twist,” which is a program under which it intends to purchase, by the end of June 2012, $400 billion of U.S. Treasury securities with remaining maturities between six and 30 years and sell an equal amount of U.S. Treasury securities with remaining maturities of three years or less. The effect of Operation Twist could be a flattening of the yield curve, which could result in increased prepayment rates due to lower long-term interest rates and a narrowing of our net interest margin. Consequently, Operation Twist and any other future securities purchase programs of the U.S. Federal Reserve could materially adversely affect our business, financial condition, results of operations and our ability to pay distributions to our stockholders.

Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns on, the Agency RMBS in which we invest.

During the second half of 2008, the U.S. Government, through the Federal Housing Authority, (“FHA”), and the Federal Deposit Insurance Corporation (“FDIC”), commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. These and any future programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.

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

In September 2011, the White House announced they are working on a major plan to allow some of the 11 million homeowners who owe more on their mortgages than their homes are worth to refinance. In October 2011, the FHFA announced proposed changes to the Home Affordable Refinance Program (“HARP”) that would expand access to refinancing for qualified individuals and families whose homes have lost value, among other things, increasing the HARP loan-to-value ratio above 125%. However, this would only apply to mortgages guaranteed by the GSEs. There are many challenging issues to this proposal, notably the question as to whether a loan with a loan-to-value ratio of 125% qualifies as a mortgage or an unsecured consumer loan. The chances of this initiative’s success have created additional uncertainty in the RMBS market, particularly with respect to possible increases in prepayment rates.

On January 4, 2012, the U.S. Federal Reserve issued a white paper outlining additional ideas with regard to refinancing’s and loan modifications. It is likely that loan modifications would result in increased prepayments on some Agency RMBS. See“—Prepayment rates could negatively affect the value of our Agency RMBS, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders,” for information relating to the impact of prepayments on our business. These initiatives, any future loan modification programs and future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, the Agency RMBS in which we invest.

The downgrade of the U.S.’s and certain European countries’ credit ratings and any future downgrades of the U.S.’s and certain European countries’ credit ratings may materially adversely affect our business, financial condition and results of operations.

On August 5, 2011, Standard & Poor’s downgraded the U.S.’s credit rating for the first time in history. Because Fannie Mae and Freddie Mac are in conservatorship of the U.S. Government, downgrades to the U.S.’s credit rating could impact the credit risk associated with Agency RMBS and, therefore, decrease the value of the Agency RMBS in our portfolio. In addition, the downgrade of the U.S. Government’s credit rating and the credit ratings of certain European countries has created broader financial turmoil and uncertainty, which has weighed heavily on the global banking system. Therefore, the recent downgrade of the U.S.’s credit rating and the credit ratings of certain European countries and any future downgrades of the U.S.’s credit rating and the credit ratings of certain European countries may materially adversely affect our business, financial condition and results of operations.

Prepayment rates could negatively affect the value of our Agency RMBS, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders.

In the case of residential mortgage loans, there are seldom any restrictions on borrowers’ abilities to prepay their loans. Homeowners tend to prepay mortgage loans faster when applicable mortgage interest rates decline. Furthermore, both HARP and Operation Twist could cause an increase in prepayment rates. Consequently, owners of the loans have to reinvest the money received from the prepayments at the lower prevailing interest rates. Conversely, homeowners tend not to prepay mortgage loans when mortgage interest rates remain steady or increase. Consequently, owners of the loans are unable to reinvest money that would have otherwise been received from prepayments at the higher prevailing interest rates. This volatility in prepayment rates may affect our ability to maintain targeted amounts of leverage on our Agency RMBS portfolio and may result in reduced earnings or losses for us and negatively affect the cash available for distribution to our stockholders.

Fannie Mae, Freddie Mac or Ginnie Mae guarantees of principal and interest related to the Agency RMBS we own do not protect us against prepayment risks.

Our portfolio investments are recorded at fair value based on market quotations from pricing services and broker/dealers. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

All of our current portfolio investments are, and some of our future portfolio investments will be, in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We currently value and will continue to value these investments monthly at fair value as determined by our management based on market quotations from pricing services and brokers/dealers. Because such quotations and valuations are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates, and our determinations of fair value may differ materially from the values that would have been used if a public market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

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

As our repurchase agreements and other short term borrowings mature, we must either enter into new borrowings or liquidate certain of our investments at times when we might not otherwise choose to do so. Lenders may seek to use a maturity date as an opportune time to demand additional terms or increased collateral requirements that could be adverse to us and harm our operations. An increase in short term interest rates when we seek new borrowings would reduce the spread between our returns on our assets and the cost of our borrowings. This would reduce the returns on our assets, which might reduce earnings and in turn cash available for distributions to our stockholders. We generally expect that the interest rates tied to our borrowings will adjust more rapidly than the interest rates tied to the assets in which we invest.

We are dependent on our key personnel and the loss of such key personnel could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

We are dependent on the efforts of our key officers and employees, including Kevin E. Grant, our Chief Executive Officer, President and Chief Investment Officer. Although we have an employment agreement with him, we cannot assure he will remain employed with us. The loss of Mr. Grant’s services could have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

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

Our ability to achieve our investment objectives will depend on our ability to grow, which will depend, in turn, on our ability to identify and invest in securities that meet our investment criteria. Accomplishing this result on a cost-effective basis will largely be a function of our ability to structure and implement the investment process and our access to financing on acceptable terms. In order to grow, we need to hire, train, supervise and manage new employees successfully. However, we can offer no assurance that any of those employees will contribute substantial value to us. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

Our board of directors does not approve each of our investment decisions.

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

In addition, hedging instruments involve risk since they are not currently traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction most likely will result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. In addition, we may not always be able to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

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

Our business is highly dependent on communications and information systems that allow us to monitor, value, buy, sell, finance and hedge our investments. These systems are primarily operated by third parties and, as a result, we have limited ability to ensure their continued operation. In the event of systems failure or interruption, we will have limited ability to affect the timing and success of systems restoration. Any failure or interruption of our systems could cause delays or other problems in our securities trading activities, including Agency RMBS trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

Our investments in subordinated tranches of CLOs may be subject to losses and the assets collateralizing such CLOs subject us to specific risks that could adversely affect our operating results.

We have invested a small portion of our total assets in lower-rated or non-rated deeply subordinated tranches of CLOs collateralized primarily by corporate leveraged loans, and to a lesser extent, by corporate debt securities. Leveraged loans can be illiquid and are subject to price volatility. To the extent that they are non-investment grade, they may also bear risks associated with high-yield bonds. In general, losses on a loan or other asset included in a securitization will be borne first by equity support, a cash reserve fund or a letter of credit, if any, and then by the subordinated security holders. In the event of nonpayment on the loan or other asset and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchased. In addition, if the underlying asset portfolio sustains losses, or if the value of the underlying collateral declines and, as a result, less collateral is available to satisfy payments due on the related CLO, then payments to us as subordinated holders of the CLO could be reduced or halted, or we could sustain losses in our investment. In addition, failure to adequately manage a CLO could result in, among other things, mistimed collateral sales and purchases, purchasing underperforming collateral, and inadequate cash flow processing, all of which could negatively affect the performance of the CLO. As a result, we could sustain losses and/or lose a portion, or potentially all, of our investment in CLOs, which could adversely impact our results of operations, financial condition, and business.

CMOs may be subject to greater risks than whole-pool Agency RMBS.

In March 2010, our board of directors amended our investment guidelines to allow us to invest in CMOs. CMOs are securitizations issued by a government agency or a government-sponsored entity that are collateralized by Agency RMBS that are divided into various tranches that have different characteristics (such as different maturities or different coupon payments), and, therefore, may carry greater risk than an investment in whole-pool Agency RMBS. For example, certain CMO tranches, such as interest-only securities, principal-only securities, support securities and securities purchased at a significant premium, are more sensitive to prepayment risks than other tranches or whole-pool Agency RMBS. In addition, the yield on floating rate and inverse floating rate tranches are sensitive to changes in the interest rate index used to calculate the coupon on such classes. If we were to invest in CMO tranches that were more sensitive to prepayment risks relative to other CMO tranches or whole-pool Agency RMBS, we may increase our portfolio-wide prepayment and interest rate risk.

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

Certain provisions of the Maryland General Corporation Law, ( the “MGCL”), may have the effect of inhibiting a third party from making a proposal to acquire us or impeding a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock, including:

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

We have purchased, and may purchase in the future, Agency RMBS through contracts for forward settling transactions, including where the pool is “to-be-announced” (“TBAs”). In certain instances, rather than take delivery of the Agency RMBS subject to a contract for a forward settling transaction, we will dispose of the contract for a forward settling transaction through a dollar roll transaction in which we agree to purchase similar securities in the future at a predetermined price or otherwise, which may result in the recognition of income or gains. We account for dollar roll transactions as purchases and sales. The law is unclear regarding whether contracts for forward settling transactions will be qualifying assets for the 75% asset test and whether income and gains from dispositions of contracts for forward settling transactions will be qualifying income for the 75% gross income test.

Until such time as we seek and receive a favorable private letter ruling from the Internal Revenue Service (the “IRS”), or we are advised by counsel that contracts for forward settling transactions should be treated as qualifying assets for purposes of the 75% asset test, we will limit our net investment in contracts for forward settling transactions and any non-qualifying assets to no more than 25% of our assets at the end of any calendar quarter. Further, until such time as we seek and receive a favorable private letter ruling from the IRS or we are advised by counsel that income and gains from the disposition of contracts for forward settling transactions should be treated as qualifying income for purposes of the 75% gross income test, we will limit our gains from dispositions of contracts for forward settling transactions and any non-qualifying income to no more than 25% of our gross income for each calendar year. Accordingly, our ability to purchase Agency RMBS through contracts for forward settling transactions and to dispose of contracts for forward settling transactions, through dollar roll transactions or otherwise, could be limited.

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

We may satisfy the 90% distribution test with taxable distributions of our stock or debt securities. The IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in stock as dividends that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for federal income tax purposes. Those rulings may be relied upon only by taxpayers to whom they were issued, but we could request a similar ruling from the IRS. In addition, the IRS previously issued a revenue procedure authorizing publicly traded REITs to make elective cash/stock dividends, but that revenue procedure does not apply to our 2012 and future taxable years. Accordingly, it is unclear whether and to what extent we will be able to make taxable dividends payable in cash and stock. Although we have no current intention of paying dividends in our own stock, if in the future we choose to pay dividends in our own stock, our stockholders may be required to pay tax in excess of the cash that they receive.

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

We likely will be required to include in our income, even without the receipt of actual distributions, earnings from our investment in the subordinated tranches of CLOs issued by foreign corporations. We intend to treat certain of these income inclusions as qualifying income for purposes of the 95% gross income test but not the 75% gross income test. The provisions that set forth what income is qualifying income for purposes of the 95% gross income test provide that gross income derived from dividends, interest and certain other enumerated classes of passive income qualify for purposes of the 95% gross income test. Income inclusions from equity investments in foreign corporations are technically neither actual dividends nor any of the other enumerated categories of income specified in the 95% gross income test for U.S. federal income tax purposes. However, the IRS has issued private letter rulings to other REITs holding that income inclusions from equity investments in foreign corporations would be treated as qualifying income for purposes of the 95% gross income test. Private letter rulings may be relied upon only by the taxpayers to whom they are issued, and the IRS may revoke a private letter ruling. Based on those private letter rulings and advice of counsel, we intend to treat such income inclusions as qualifying income for purposes of the 95% gross income test. Nevertheless, because this income does not meet the literal requirements of the REIT provisions, it is possible that the IRS could successfully take the position that such income is not qualifying income. In the event that such income was determined not to qualify for the 95% gross income test, we would be subject to a penalty tax with respect to such income to the extent it and any other non-qualifying income exceeds 5% of our gross income or we could fail to qualify as a REIT. In addition, if such income was determined not to qualify for the 95% gross income test, we would need to invest in sufficient qualifying assets, or sell some of our interests in other foreign corporations, to ensure that the income recognized by us from our investment in the subordinated tranches of CLOs issued by foreign corporations does not exceed 5% of our gross income, or we would cease to qualify as a REIT. We currently expect that our future income inclusions from our investment in subordinated tranches of CLOs issued by foreign corporations together with any nonqualifying income will not exceed 5% of our gross income, however, no assurance can be given that this will not change.

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

We do not own any properties. Our principal executive offices are located in leased space at 890 Winter Street, Suite 200, Waltham, Massachusetts 02451 and the telephone number of our offices is (617) 639-0440. We also lease executive office space at 1221 Avenue of the Americas, Suite 4200, New York, New York 10020.

Item 3.	Legal Proceedings

We currently are not subject to any legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Dividend Information

Our common stock has been listed and is traded on the New York Stock Exchange (“NYSE”) under the symbol “CYS” since June 12, 2009. We intend to continue to pay quarterly dividends to holders of shares of common stock. Future dividends will be at the discretion of the board of directors and will depend on our earnings and financial condition, maintenance of our REIT qualification, restrictions on making distributions under Maryland law and such other factors as our board of directors deems relevant. The following table presents the high and low sales prices for our common stock as reported by the NYSE and dividends declared for the period from January 1, 2010 to December 31, 2011.

	High	Low	Dividends Declared Per Share
Quarter Ended March 31, 2010	$13.85	$12.69	$0.55
Quarter Ended June 30, 2010	14.57	5.00	0.60
Quarter Ended September 30, 2010	14.25	12.30	0.60
Quarter Ended December 31, 2010	14.07	12.46	0.60
Quarter Ended March 31, 2011	13.17	12.11	0.60
Quarter Ended June 30, 2011	13.32	11.89	0.60
Quarter Ended September 30, 2011	13.78	11.93	0.55
Quarter Ended December 31, 2011	13.45	10.52	0.50

Holders of Our Common Stock

As of January 31, 2012, there were 146 record holders of our common stock, including shares held in “street name” by nominees who are record holders.

Performance Graph

The following graph and table set forth certain information comparing the yearly percentage change in cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”) and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT Index (the “FTSE NAREIT MREIT Index”). The comparison is for the period from June 12, 2009 to December 31, 2011 and assumes the reinvestment of all dividends.

The actual returns shown on the graph above are as follows:

	06/12/09	12/31/09	12/31/10	12/31/11
CYS Investments, Inc.	$100	$131	$149	$181
FTSE NAREIT MREIT	100	129	158	154
S&P 500 Total Return	100	119	137	140

The information in the share performance graph and table has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness can be guaranteed. The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future share performance.

Item 6.	Selected Financial Data

The following table presents selected historical financial and operating information. The selected historical income statement and balance sheet data presented below as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 has been derived from our audited financial statements. The “Key Portfolio Statistics” have been derived from our underlying books and records.

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

	Year Ended December 31,
(In thousands, except per share numbers)	2011	2010	2009	2008		2007
Income Statement Data:
Investment income—Interest income
Interest Income—Agency RMBS	$228,768	$72,703	$44,060	$48,997		$129,505
Interest Income—CLOs, Structured Notes & Cash Equivalents	4,129	2,836	1,466	6,479		6,080

Total interest income	232,897	75,539	45,526	55,476		135,585

EXPENSES:
Interest expense	18,789	5,056	4,461	23,981		112,996
Operating expenses	23,189	10,461	7,014	7,748		5,247

Total expenses	41,978	15,517	11,475	31,729		118,243

Net investment income	190,919	60,022	34,051	23,747		17,342

Net gain (loss) from investments	261,416	1,283	39,513	(34,360)		(19,725)

GAINS AND (LOSSES) FROM SWAP AND CAP CONTRACTS:
Net swap and cap interest income (expense)	(55,487)	(18,563)	(7,624)	(6,945)		3,002
Net gain (loss) on termination of swap contracts	(4,903)	(36,925)	(10,804)	(35,119)		(3,433)
Net unrealized appreciation (depreciation) on swap and cap contracts	(100,012)	16,573	8,710	13,505		(26,873)

Net gain (loss) from swap and cap contracts	(160,402)	(38,915)	(9,718)	(28,559)		(27,304)

NET INCOME (LOSS)	$291,933	$22,390	$63,846	$(39,172)		$(29,687)

Net income (loss) per common share (diluted)	$3.66	$0.73	$4.75	$(5.50)		$(4.68)
Distributions per common share	$2.25	$2.35	$2.10	$1.32		$3.00

Key Portfolio Statistics*
Average Agency RMBS(1)	$7,352,591	$2,080,889	$992,330	$897,714		$2,147,700
Average repurchase agreements(2)	6,519,272	1,765,953	847,359	796,028		2,044,977
Average net assets(3)	988,976	390,907	178,411	110,261		163,990
Average yield on Agency RMBS (4)	3.11%	3.49%	4.44%	5.46%		6.03%
Average cost of funds and hedge (5)	1.14%	1.34%	1.43%	3.89%		5.38%
Interest rate spread net of hedge (6)	1.97%	2.15%	3.01%	1.57%		0.65%
Operating expense ratio (7)	2.34%	2.68%	3.93%	7.03	% **	3.20%
Leverage ratio (at period end) (8)	7.7:1	8.2:1	6.5:1	5.9:1		13.0:1

(1)	Our average Agency RMBS for the period was calculated by averaging the month end cost basis of our settled Agency RMBS during the period.
(2)	Our average repurchase agreements for the period were calculated by averaging the month end repurchase agreement balance during the period.
(3)	Our average net assets for the period were calculated by averaging the month end net assets during the period.
(4)	Our average yield on Agency RMBS for the period was calculated by dividing our interest income from Agency RMBS by our average Agency RMBS.
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

(8)

Our leverage ratio was calculated by dividing (i) our repurchase agreements balance plus payable for securities purchased minus receivable for securities sold (ii) by net assets. Prior to December 31, 2011, our leverage ratio was calculated by dividing total liabilities by net assets which resulted in a leverage ratio of 8.3:1, 6.6:1, 6.1:1 and 13.3:1, for the periods ended December 31, 2010, 2009, 2008 and 2007, respectively. We believe the new calculation is a better representation of leverage because it reflects our borrowings in connection with our portfolio by excluding receivable for securities sold, which will decrease liabilities when settled, and including payable for securities purchased, which is an additional form of leverage.

*	All percentages are annualized.
**	Includes expensing offering costs, a non-recurring expense, which amounted to $2,274, or 2.06% of average net assets.

	As of December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash and cash equivalents	$11,508	$1,510	$1,890	$7,156	$122
Total assets	9,518,057	6,389,267	1,866,196	702,446	1,884,409
Repurchase agreements	7,880,814	3,443,843	1,372,708	587,485	1,337,614
Net assets	1,077,458	690,339	244,291	98,801	132,146
Net assets per common share	$13.02	$11.59	$13.02	$12.89	$19.75

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

We adopted Accounting Standards Codification (“ASC”) 946, Clarification of the Scope of Audit and Accounting Guide Investment Companies (“ASC 946”), prior to its deferral in February 2008, while most, if not all, other public companies that invest only in Agency RMBS have not adopted ASC 946. Under ASC 946, we use the financial reporting specified for investment companies, and accordingly, our investments are carried at fair value with changes in fair value included in earnings. Most other public companies that invest only in Agency RMBS include most changes in the fair value of their investments within shareholders’ equity, not in earnings. As a result, investors are not able to readily compare our results of operations to those of most of our competitors. We believe that the presentation of our Core Earnings is useful to investors because it provides a means of comparing our Core Earnings to those of our competitors. In addition, because Core Earnings isolates the net swap and cap interest income (expense), it provides investors with an additional metric to identify trends in our portfolio as they relate to the interest rate environment.

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
Non-GAAP Reconciliation:
NET INCOME (LOSS)	$291,933	$22,390	$63,846	$(39,172)	$(29,687)
Net (gain) loss from investments	(261,416)	(1,283)	(39,513)	34,360	19,725
Net (gain) loss on termination of swap contracts	4,903	36,925	10,804	35,119	3,433
Net unrealized (appreciation) depreciation on swap and cap contracts	100,012	(16,573)	(8,710)	(13,505)	26,873

Core Earnings	135,432	41,459	26,427	16,802	20,344

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report.

Overview

We are a specialty finance company created with the objective of achieving consistent risk-adjusted investment income. We seek to achieve this objective by investing, on a leveraged basis, in Agency RMBS. In addition, our investment guidelines permit investments in CMOs, although we had not invested in any CMOs as of December 31, 2011. We commenced operations in February 2006 and completed our initial public offering in June 2009. Our common stock is traded on the New York Stock Exchange under the symbol “CYS”.

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

While we use hedging to mitigate some of our interest rate risk, we do not hedge all of our exposure to changes in interest rates. This is because there are practical limitations on our ability to insulate our portfolio from all potential negative consequences associated with changes in short term interest rates in a manner that will allow us to achieve attractive spreads on our portfolio.

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

On September 1, 2011, we acquired certain assets and entered into agreements to internalize our management (the “Internalization”). Prior to the Internalization, we had been managed by Cypress Sharpridge Advisors LLC (the “Manager”) pursuant to a management agreement (the “Management Agreement”). The Manager had entered into sub-advisory agreements with Sharpridge Capital Management, L.P. (“Sharpridge”) and an affiliate of The Cypress Group, pursuant to which the Manager was provided with all of the resources and assets (the “Assets”) used to operate the Company’s business and manage the Company’s assets. In connection with the completion of the Internalization, the Management Agreement, sub-advisory agreements and other ancillary agreements related thereto were terminated. No termination fees were incurred or paid as a result of terminating those agreements. Under the terms of the asset purchase and sale agreement entered into in connection with the Internalization, we acquired the Assets from Sharpridge for a purchase price of $750,000 in cash.

We also entered into employment agreements with our Chief Executive Officer and President, Kevin E. Grant, to continue to serve as our Chief Executive Officer, President and Chief Investment Officer, our Chief

Financial Officer and Treasurer, Frances R. Spark, to continue to serve as our Chief Financial Officer and Treasurer, our Chief Operating Officer, Richard E. Cleary, to continue to serve as our Chief Operating Officer and Assistant Secretary, and our Secretary, Thomas A. Rosenbloom, to continue to serve as our Executive Vice President of Business Development, General Counsel and Secretary. In connection with the execution of Mr. Grant’s employment agreement, Mr. Grant received 150,000 shares of restricted stock on September 1, 2011 that will vest ratably over a five-year vesting period, with one-fifth of the shares vesting on each of the first five anniversary dates of the grant date. In addition, the Company accelerated the vesting of all of Mr. Grant’s outstanding shares of restricted stock issued prior to September 1, 2011, so that all such shares were vested and non-forfeitable as of August 31, 2011. Additionally, all other current employees of Sharpridge as of August 31, 2011 were hired by the Company.

In connection with the Internalization, the Company changed its name from “Cypress Sharpridge Investments, Inc.” to “CYS Investments, Inc.” on September 1, 2011.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

•	interest rate trends;

•	prepayment rates on mortgages underlying our Agency RMBS, and credit trends insofar as they affect prepayment rates;

•	competition for investments in Agency RMBS;

•	actions taken by the U.S. Government, including the U.S. Federal Reserve and the U.S. Treasury;

•	credit rating downgrades of the United States’ and certain European countries’ sovereign debt; and

•	other market developments.

In addition, a variety of factors relating to our business may also impact our results of operation and financial condition. These factors include:

•	our degree of leverage;

•	our access to funding and borrowing capacity;

•	our borrowing costs;

•	our hedging activities;

•	the market value of our investments; and

•	the REIT requirements and the requirements to qualify for a registration exemption under the Investment Company Act.

We anticipate that, for any period during which changes in the interest rates earned on our assets do not coincide with interest rate changes on the corresponding liabilities, such assets will likely reprice more slowly than the corresponding liabilities. Consequently, changes in interest rates, particularly short term interest rates, may significantly influence our net investment income.

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

Trends and Recent Market Impacts

The volatility in the U.S. interest rate markets in 2011 has produced opportunities in our markets. Early in 2011, optimism about an economic acceleration caused many economists to increase their U.S. GDP forecast, with some predicting a U.S. Federal Reserve tightening in early in 2012. The performance of the U.S. economy in 2011 turned out to be disappointing without significant job growth. As a result, the Federal Reserve announced in January 2012 that it intended to keep the Federal Funds Target Rate near zero through late-2014. This further reinforced predictions of slow economic growth. The U.S. unemployment rate was 8.5% in December 2011, and the rate at which the U.S. has been adding jobs has been sluggishly trending up for the past few months. Inflation and wage pressure expectations appear to remain low. While earlier in the year several foreign central banks aggressively tightened monetary policy in their countries to moderate growth and commodity inflation, the problems of the euro zone debt contagion continue to weigh heavily on the global economy and prospects for economic growth. At this time there is a growing expectation for a slowdown in economic growth globally. This environment and the $400 billion maturity extension program described below in “—Government Activity” have created strong demand for U.S. government guaranteed assets, and Agency RMBS have benefited from such demand.

The following trends and recent market impacts may also affect our business:

Interest Rates

For the year ended December 31, 2011, long term interest rates continued to fall. The 10 Year U.S. Treasury rate fell from 3.294% at the beginning of 2011 to 1.876% at December 31, 2011. The main drivers of the decrease in long term interest rates continued to be weaker than expected economic data and market fears about sovereign debt in the Euro zone.

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

While we have recently seen a slightly more positive trend in U.S. employment and housing data, the U.S. economy still appears to be in a period of slow growth with little inflationary pressure. The U.S. Federal Funds Target Rate remains at 0-0.25%, with no change since mid-December 2008. Since December 2009, 30-Day LIBOR has also remained low with a rate of 0.295% at December 31, 2011; however, 30-Day and 3-Month LIBOR both increased during the fourth quarter of 2011, by six and 21 basis points, respectively. The availability of repurchase agreement financing is stable with interest rates between 0.31% and 0.44% for 30-90 day repurchase agreements at December 31, 2011. The following table presents 30-Day LIBOR, 3-Month LIBOR and the U.S. Federal Funds Target Rate at the end of each respective fiscal quarter:

Date	30-Day LIBOR	3-Month LIBOR	Federal Funds Target Rate
December 31, 2011	0.295%	0.581%	0.25%
September 30, 2011	0.239%	0.374%	0.25%
June 30, 2011	0.186%	0.246%	0.25%
March 31, 2011	0.243%	0.303%	0.25%
December 31, 2010	0.261%	0.303%	0.25%
September 30, 2010	0.256%	0.290%	0.25%
June 30, 2010	0.348%	0.534%	0.25%
March 31, 2010	0.249%	0.292%	0.25%
December 31, 2009	0.231%	0.251%	0.25%

Source: Bloomberg

Longer-term interest rates fell sharply in 2011 and 2010. Rates on three-year interest rate swaps, currently one of our primary hedging vehicles, decreased by 46 and 78 basis points during the year ended December 31, 2011 and 2010, respectively. Meanwhile, the 3-Month LIBOR, which is the rate used to calculate the interest payments we receive on interest rate swaps and interest rate caps, if any, increased by 28 basis points during the year ended December 31, 2011, ending 2011 at 0.581%.

While the yield on a par-priced Fannie Mae Agency RMBS backed by 15 year fixed rate mortgage loans started 2011 at 3.401%, it fell sharply during the year ended December 31, 2011, to 2.102%. During the three months ended December 31, 2011, the Company purchased $1,027.6 million of Agency RMBS with a weighted average yield of 2.386%.

Yields on U.S. Treasury securities followed a similar trend as Agency RMBS, with the yield on five year U.S. Treasury notes at 2.006% at the beginning of 2011 and 0.832% at December 31, 2011. The following table illustrates this market environment by comparing market levels for three benchmark securities or rates, the yield on five year U.S. Treasury Notes, the three year interest rate swap rate and the price of 15 year Fannie Mae 4.0% Agency RMBS:

Date	Five Year U.S. Treasury Note	Three Year Interest Rate Swap Rates	Market Prices of 15 Year Fannie Mae 4.0% Agency RMBS
December 31, 2011	0.832%	0.820%	$105.515
September 30, 2011	0.952%	0.736%	$105.453
June 30, 2011	1.761%	1.147%	$104.203
March 31, 2011	2.277%	1.571%	$102.609
December 31, 2010	2.006%	1.279%	$102.578
September 30, 2010	1.263%	0.871%	$104.391
June 30, 2010	1.773%	1.332%	$103.891
March 31, 2010	2.544%	1.805%	$101.359
December 31, 2009	2.679%	2.056%	$100.766

Source: Bloomberg

The increase in market prices of Agency RMBS during 2010 and 2011 was impacted by the various programs of the U.S. Federal Reserve, including the program to purchase $1.25 trillion of Agency RMBS, which commenced in January 2009 and was terminated on March 31, 2010. While the impact of the U.S. Federal Reserve’s second round of quantitative easing announced in November 2010 had little impact on market prices of Agency RMBS, the September 2011 announcement of the $400 billion maturity extension program described below in “—Government Activity” resulted in increased market prices for these securities and a flattening of the yield curve. Below is a graph of the yield curve at December 31, 2011 and 2010.

Prepayment Rates and Loan Buy-back Programs

In early March 2010, both Freddie Mac and Fannie Mae announced they would purchase all mortgage loans that are more than 120 days delinquent from the pools of mortgage loans underlying RMBS that they issued. The impact of these programs is reflected in the CPR of our portfolio. Because a substantial portion of our portfolio consists of Agency RMBS backed by 15 year fixed rate mortgage loans, which have low delinquency rates, these programs have not caused a significant increase in the CPR of our portfolio.

Prepayment rates were very low in the summer of 2011, but have begun to increase as mortgages rates continue to push against historical lows. However, the continued weak U.S. housing market and high unemployment have reduced many U.S. homeowners ability to refinance their mortgages. During the year ended December 31, 2010, the prepayment rates changed primarily in line with the delinquent loan purchase programs described above. The following table presents the prepayment rates for Fannie Mae Agency RMBS backed by 15 year and 30 year fixed rate mortgages:

	Jan-10	Feb-10	Mar-10	Apr-10	May-10	Jun-10	Jul-10	Aug-10	Sep-10	Oct-10	Nov-10	Dec-10
15 Year	13.9%	12.1%	15.5%	15.7%	16.5%	16.8%	16.8%	21.4%	23.0%	24.1%	25.3%	24.6%
30 Year	15.4%	14.7%	27.7%	28.9%	28.1%	17.5%	18.5%	23.6%	24.9%	25.6%	27.0%	25.8%

	Jan-11	Feb-11	Mar-11	Apr-11	May-11	Jun-11	Jul-11	Aug-11	Sep-11	Oct-11	Nov-11	Dec-11
15 Year	17.8%	13.6%	13.7%	12.2%	12.2%	14.7%	15.6%	18.4%	23.0%	25.2%	23.2%	20.8%
30 Year	19.5%	15.5%	15.4%	13.4%	13.0%	14.9%	14.9%	16.8%	21.4%	24.4%	25.2%	23.6%

Source: eMBS

Government Activity

On January 4, 2012, the U.S. Federal Reserve released a report titled “The U.S. Housing Market: Current Conditions and Policy Considerations” to Congress providing a framework for thinking about certain issues and tradeoffs that policy makers might consider. It is unclear how future legislation may impact the housing finance market and the investing environment for Agency RMBS as the method of reform is undecided and has not yet been defined by the regulators.

On September 21, 2011, the U.S. Federal Reserve announced its maturity extension program whereby it intends to sell $400 billion of shorter-term U.S. Treasury securities by the end of June 2012 and use the proceeds to buy longer-term U.S. Treasury securities. This program is intended to extend the average maturity of the securities in the Federal Reserve’s portfolio. By reducing the supply of longer-term U.S. Treasury securities in the market, this action should put downward pressure on longer-term interest rates, including rates on financial assets that investors consider to be close substitutes for longer-term U.S. Treasury securities, like certain types of Agency RMBS. The reduction in longer-term interest rates, in turn, may contribute to a broad easing in financial market conditions that the U.S. Federal Reserve hopes will provide additional stimulus to support the economic recovery.

In September 2011, the White House announced they are working on a major plan to allow some of the 11 million homeowners who owe more on their mortgages than their homes are worth to refinance. Consequently, in October 2011 the FHFA announced changes to HARP to expand access to refinancing for qualified individuals and families whose homes have lost value. One such change is to increase the HARP loan-to-value ceiling above 125%. However, this would only apply to mortgages guaranteed by the GSEs. There are many challenging issues to this proposal, notably the question as to whether a loan with a 125% or greater loan-to-value ratio qualifies as a mortgage or an unsecured consumer loan. The chances of this initiative’s success and other ideas proposed by the U.S. Federal Reserve’s white paper, have created additional uncertainty in the RMBS market, particularly with respect to possible increases in prepayment rates.

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

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act is extensive, complicated and comprehensive legislation that impacts practically all aspects of banking, and a significant overhaul of many aspects of the regulation of the financial services industry. Although many provisions remain subject to further rulemaking, the Dodd-Frank Act implements numerous and far-reaching changes that affect financial companies, including our Company, and other banks and institutions which are important to our business model. Certain notable rules are, among other things:

•

Requiring regulation and oversight of large, systemically important financial institutions by establishing an interagency council on systemic risk and implementation of heightened prudential standards and regulation by the Board of Governors of the U.S. Federal Reserve for systemically important financial institutions (including nonbank financial companies), as well as the implementation of the FDIC resolution procedures for liquidation of large financial companies to avoid market disruption;

•

applying the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, savings and loan holding companies and systemically important nonbank financial companies;

•

limiting the U.S. Federal Reserve’s emergency authority to lend to nondepository institutions to facilities with broad-based eligibility, and authorizing the FDIC to establish an emergency financial stabilization fund for solvent depository institutions and their holding companies, subject to the approval of Congress, the Secretary of the U.S. Treasury and the U.S. Federal Reserve;

•	creating regimes for regulation of over-the-counter derivatives and non-admitted property and casualty insurers and reinsurers;

•	implementing regulation of hedge fund and private equity advisers by requiring such advisers to register with the SEC;

•	providing for the implementation of corporate governance provisions for all public companies concerning proxy access and executive compensation; and

•	reforming regulation of credit rating agencies.

Many of the provisions of the Dodd-Frank Act, including certain provisions described above are subject to further study, rulemaking, and the discretion of regulatory bodies. As the hundreds of regulations called for by the Dodd-Frank Act are promulgated, we will continue to evaluate the impact of any such regulations. It is unclear how this legislation may impact the borrowing environment, investing environment for Agency RMBS and interest rate swaps as much of the bill’s implementation has not yet been defined by the regulators.

Certain programs initiated by the U.S. Government, through the FHA and the FDIC, to provide homeowners with assistance in avoiding residential mortgage loan foreclosures are currently in effect. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. In addition, in February 2009, the U.S. Treasury announced the HASP, which is a multi-faceted plan intended to prevent residential mortgage foreclosures. While the effect of these programs has not been as extensive as originally expected, the effect of such programs for holders of Agency RMBS could be that such holders would experience changes in the anticipated yields of their Agency RMBS due to (i) increased prepayment rates on their Agency RMBS and (ii) lower interest and principal payments on their Agency RMBS.

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

Financial Condition

As of December 31, 2011, 2010 and 2009, the Agency RMBS in our portfolio were purchased at a net premium to their par value due to the average interest rates on these investments being higher than prevailing market rates. As of December 31, 2011, 2010 and 2009, we had approximately $223.5 million, $152.7 million and $25.0 million, respectively, of unamortized premium included in the cost basis of our investments.

As of December 31, 2011, 2010 and 2009, our Agency RMBS portfolio consisted of the following assets:

December 31, 2011

	Par Value	Fair Value	Weighted Average
Asset Type			Cost/Par	Fair Value/Par	MTR(1)		Coupon	CPR(2)
	(in thousands)
10 Year Fixed Rate	$272,115	$284,948	$103.96	$104.72	N/A		3.50%	13.6%
15 Year Fixed Rate	4,763,965	5,010,121	102.53	105.17	N/A		3.79%	17.8%
20 Year Fixed Rate	551,766	585,103	102.32	106.04	N/A		4.14%	28.1%
30 Year Fixed Rate	239,747	259,123	103.09	108.08	N/A		5.00%	26.3%
Hybrid ARMs	3,098,024	3,233,159	102.31	104.36	64.0		3.29%	20.3%

Total/Weighted Average	$8,925,617	$9,372,454	$102.50	$105.01	64.0	(3)	3.66%	19.5%

December 31, 2010

	Par Value	Fair Value	Weighted Average
Asset Type			Cost/Par	Fair Value/Par	MTR(1)		Coupon	CPR(2)
	(in thousands)
15 Year Fixed Rate	$3,549,194	$3,622,862	$102.16	$102.08	N/A		3.87%	23.1%
20 Year Fixed Rate	647,360	660,237	102.38	101.99	N/A		4.14%	6.9%
30 Year Fixed Rate	223,047	238,549	105.60	106.95	N/A		5.55%	28.2%
Hybrid ARMs	1,737,307	1,788,922	102.70	102.97	63.2		3.43%	18.4%

Total/Weighted Average	$6,156,908	$6,310,570	$102.46	$102.50	63.2	(3)	3.83%	18.9%

December 31, 2009

	Par Value	Fair Value	Weighted Average
Asset Type			Cost/Par	Fair Value/Par	MTR(1)		Coupon	CPR(2)
	(in thousands)
15 Year Fixed Rate	$774,288	$793,164	$101.27	$102.44	N/A		4.44%	8.1%
30 Year Fixed Rate	40,427	42,962	100.91	106.27	N/A		6.00%	18.3%
Hybrid ARMs	565,396	586,834	101.06	103.79	46.8		4.49%	23.4%
Monthly Reset ARMs	140,227	145,134	103.57	103.50	1		3.01%	11.2%
Short-reset ARMs(4)	263,728	275,717	101.29	104.55	13.3		4.52%	19.0%

Total/Weighted Average	$1,784,066	$1,843,811	$101.38	$103.35	32.6	(3)	4.39%	16.6%

(1)

MTR, or “Months to Reset” is the number of months remaining before the fixed rate on a ARM becomes a variable rate. At the end of the fixed period, the variable rate will be determined by the margin and the pre-specified caps of the ARM. After the fixed period, 100% of the ARMS in the portfolio reset annually.

(2)

CPR, or “Constant Prepayment Rate” is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year. Specifically, the constant prepayment rate is an annualized version of the prior three month prepayment rate. Securities with no prepayment history are excluded from this calculation.

(3)	Weighted average months to reset of our ARM portfolio.
(4)	“Short-reset” is defined as 24 months or less to reset.

Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of December 31, 2011, 2010 and 2009, the average final contractual maturity of the mortgage portfolio is in year 2031.

The average expected life of our Agency RMBS reflects the estimated average period of time the securities in the portfolio will remain outstanding. The average expected lives of our Agency RMBS generally do not exceed five years, based upon prepayment models obtained through subscription-based financial information service providers. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, the mortgage rate of the outstanding loan, loan age, margin and volatility. The actual lives of the Agency RMBS in our investment portfolio could be longer or shorter than those estimates depending on the actual prepayment rates experienced over the lives of the applicable securities. As of December 31, 2011, 2010 and 2009 we had CLOs with a fair value of $18.7 million, $20.5 million and $9.2 million, respectively. We disposed of our structured notes during 2010.

Hedging Instruments

We seek to hedge as much of the interest rate risk we determine is in the best interests of our stockholders. Our policies do not contain specific requirements as to the percentages or amount of interest rate risk we are required to hedge. No assurance can be given that our hedging activities will have the desired beneficial impact on our results of operations or financial condition.

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

At December 31, 2011, we were a party to 15 interest rate swaps and three interest rate caps (whereby we will receive interest payments when three-month LIBOR exceeds the cap rate) with maturities between May 2013 and December 2016 with an aggregate notional amount of $5,440.0 million and a fair value of approximately $(73.5) million. At December 31, 2010, we were a party to 12 interest rate swaps and three interest rate caps with maturities between May 2013 and November 2015 with an aggregate notional amount of $4,390.0 million and a fair value of approximately $30.3 million. At December 31, 2009, we were a party to four interest rate swaps with maturities between April 2012 and November 2013 with an aggregate notional amount of $740.0 million and a fair value of approximately $(3.8) million. As of December 31, 2011, 2010 and 2009, the weighted average fixed rate on our interest rate swaps was 1.478%, 1.354% and 2.034%, respectively. As of December 31, 2011 and 2010 the weighted average cap rate on our interest rate caps was 1.593%. We did not hold any interest rate caps as of December 31, 2009.

The current fair value of interest rate swaps and caps is heavily dependent on the current market fixed rate, the corresponding term structure of floating rates (known as the yield curve) as well as the expectation of changes in future floating rates. As expectations of future floating rates change, the fair value of interest rate swaps changes.

Liabilities

We have entered into repurchase agreements to finance some of our purchases of Agency RMBS. These agreements are secured by our Agency RMBS and bear interest at rates that have historically moved in close relationship to LIBOR. At December 31, 2011, we had approximately $7,880.8 million of liabilities pursuant to repurchase agreements with 24 counterparties that had weighted average interest rates of approximately 0.36%, and a weighted average maturity of 27.6 days. In addition, as of December 31, 2011 we had approximately $463.3 million in payable for securities purchased, a portion of which will be financed through repurchase agreements. At December 31, 2010, we had approximately $3,443.8 million of liabilities pursuant to repurchase agreements with 20 counterparties that had weighted average interest rates of approximately 0.32%, and a weighted average maturity of 39.3 days. In addition, as of December 31, 2010 we had approximately $2,234.4 million in payable for securities purchased, a portion of which was financed through repurchase agreements. At December 31, 2009, we had approximately $1,372.7 million of liabilities pursuant to repurchase agreements with 16 counterparties that had weighted average interest rates of approximately 0.28%, and a weighted average maturity of 27.6 days. In addition, as of December 31, 2009, we had approximately $229.8 million in payable for securities purchased, a portion of which was financed through repurchase agreements. Below is a summary of our payable for securities purchased as of December 31, 2011, 2010 and 2009. (in thousands).

December 31, 2011

Forward Settling Purchases	Settle Date	Par Value	Payable
FNMA—15 Year 3.5% Fixed	1/18/2012	$225,000	$232,977
FNMA—30 Year 2.84% Hybrid ARM	1/24/2012	21,000	21,478
FNMA—30 Year 2.85% Hybrid ARM	1/24/2012	16,000	16,579
FNMA—30 Year 2.94% Hybrid ARM	1/24/2012	15,000	15,499
FNMA—30 Year 3.12% Hybrid ARM	1/24/2012	50,000	51,807
FNMA—30 Year 2.84% Hybrid ARM	1/24/2012	15,000	15,452
FNMA—30 Year 3.17% Hybrid ARM	1/27/2012	36,000	37,389
FNMA—30 Year 2.90% Hybrid ARM	2/23/2012	50,000	51,479
FNMA—30 Year 2.82% Hybrid ARM	3/22/2012	20,000	20,642

		$448,000	$463,302

December 31, 2010

Forward Settling Purchases	Settle Date	Par Value	Payable
FNMA—15 Year 3.5% Fixed	1/19/2011	$150,000	$154,622
FNMA—15 Year 4.0% Fixed	1/19/2011	31,096	32,008
FNMA—30 Year 3.25% Hybrid ARM	1/25/2011	49,646	51,433
FNMA—30 Year 5.5% Fixed	2/10/2011	200,000	212,556
FNMA—15 Year 3.5% Fixed	2/15/2011	550,000	563,952
FNMA—15 Year 4.0% Fixed	2/15/2011	100,000	103,835
FNMA—15 Year 4.5% Fixed	2/15/2011	300,000	313,627
FNMA—15 Year 3.5% Fixed	3/16/2011	150,000	150,934
FHLMC—15 Year 3.5% Fixed	3/16/2011	200,000	200,260
FNMA—15 Year 3.5% Fixed	4/18/2011	400,000	399,661
FNMA—15 Year 4.0% Fixed	4/18/2011	50,444	51,513

		$2,181,186	$2,234,401

December 31, 2009

Forward Settling Purchases	Settle Date	Par Value	Payable
FNMA—15 Year 4.0% Fixed	1/19/2010	$75,000	$76,439
GNMA—30 Year 4.0% Hybrid ARM	1/25/2010	25,000	25,541
FNMA—15 Year 4.5% Fixed	2/17/2010	75,000	77,119
FNMA—15 Year 4.0% Fixed	3/16/2010	50,000	50,740

		$225,000	$229,839

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net Income (Loss). Net income increased $269.5 million to $291.9 million for the year ended December 31, 2011, compared to $22.4 million for the year ended December 31, 2010. The major components of this increase are detailed below.

Net Gain (Loss) From Investments. Net gain from investments increased by $260.1 million to $261.4 million for the year ended December 31, 2011, as compared to $1.3 million for the year ended December 31, 2010. The change was due to higher asset values resulting from a decrease in interest rates. During the year ended December 31, 2011, the yield on the 10 Year U.S. Treasury rate fell from 3.294% at the beginning of 2011 to 1.876% at December 31, 2011. Combined with higher asset values was an increase in the size of our portfolio. During the years ended December 31, 2011 and 2010 our average Agency RMBS were $7,352.6 million and $2,080.9 million, respectively.

Net Gain (Loss) From Swap and Cap Contracts. Net loss from swap and cap contracts increased by $121.5 million to $(160.4) million for the year ended December 31, 2011, compared to $(38.9) million for the year ended December 31, 2010. The change in net gain (loss) on swap and cap contracts was primarily due to the decrease in swap rates combined with the increase in the size of our interest rate swap and cap portfolio. During the years ended December 31, 2011 and 2010 our average monthly notional amount of interest rate swaps and caps was $5,151.5 million and $1,647.7 million, respectively. During the years ended December 31, 2011 and 2010, three year swap rates decreased by 46 basis points and 78 basis points, respectively.

Interest Income. Interest income, which consists of interest income on Agency RMBS, subordinated tranches of CLOs and short term investments, increased by $157.4 million to $232.9 million for the year ended December 31, 2011, as compared to $75.5 million for the year ended December 31, 2010. The change in interest income was primarily due to the increase in the size of our Agency RMBS portfolio. For the years ended December 31, 2011 and 2010, our average monthly Agency RMBS was $7,532.6 million and $2,080.9 million, respectively. However, this was partially offset by the decreased average yield on Agency RMBS. During the year ended December 31, 2011 and 2010, our average yield on Agency RMBS was 3.11% and 3.49%, respectively.

Interest income on subordinated tranches of CLOs and short term investments increased by $1.3 million to $4.1 million for the year ended December 31, 2011, as compared to $2.8 million for the year ended December 31, 2010.

Interest Expense. Interest expense increased by $13.7 million to $18.8 million for the year ended December 31, 2011, as compared to $5.1 million for the year ended December 31, 2010. The increase in interest expense is primarily due to the increase in the size of our borrowings. During the year ended December 31, 2011, our average repurchase agreements balance was $6,519.3 million compared to $1,766.0 million for the year ended December 31, 2010. While borrowing rates fluctuated slightly during the period, the average rate remained 0.29% during the years ended December 31, 2011 and 2010.

Operating Expenses. For the year ended December 31, 2011, operating expenses increased by $12.7 million to $23.2 million compared to $10.5 million for the year ended December 31, 2010, primarily as a result of higher management fees for the eight months prior to Internalization on September 1, 2011, a larger asset base, and $4.9 million of non-recurring expenses relating to the accelerated vesting of shares of restricted stock and other expenses associated with the Internalization. However, despite the $12.7 million increase, overall we experienced a decrease in expenses as a percentage of net assets with an expense ratio of 2.34% and 2.68% for the years ended December 31, 2011 and 2010, respectively. The primary reason for the decrease in our expense ratio was the increase in our net asset base in 2011. Average net assets were $989.0 million and $390.9 million for the years ended December 31, 2011 and 2010, respectively.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Income (Loss). Net income decreased $41.4 million to $22.4 million for the year ended December 31, 2010, compared to $63.8 million for the year ended December 31, 2009. The major components of this decrease are detailed below.

Net Gain (Loss) From Investments. Net gain from investments decreased by $38.2 million to $1.3 million for the year ended December 31, 2010, as compared to $39.5 million for the year ended December 31, 2009. The change was primarily the due the U.S. Federal Reserve program to purchase up to $1.25 trillion of Agency RMBS ending in March 2010. While the end didn’t cause a decrease in the fair value of Agency RMBS, the program did in fact cause a large increase during 2009.

Net Gain (Loss) From Swap and Cap Contracts. Net loss from swap and cap contracts increased by $29.2 million to $(38.9) million for the year ended December 31, 2010, compared to $(9.7) million for the year ended December 31, 2009. The change in net gain (loss) on swap and cap contracts was primarily due to the change in swap rates combined with the change in the size of our interest rate swap and cap portfolio. During the years ended December 31, 2010 and 2009 our average notional amount of interest rate swaps and caps was $1,647.7 million notional and $470.8 million notional, respectively. During the years ended December 31, 2010 and 2009, three year swap rates decreased by 78 basis points and increased by 31 basis points, respectively.

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

Interest Expense. Interest expense increased by $0.6 million to $5.1 million for the year ended December 31, 2010, as compared to $4.5 million for the year ended December 31, 2009. The increase in interest expense is primarily due to the increase in the size of our borrowings. During the year ended December 31, 2010, our average repurchase agreements balance was $1,766.0 million compared to $847.4 million for the year ended December 31, 2009. However the impact of the increased borrowings was offset significantly by the decrease in borrowing rates. The average rate on our repurchase agreements was 0.29% compared with 0.53% during the years ended December 31, 2010 and 2009, respectively.

Operating Expenses. For the year ended December 31, 2010, operating expenses increased by $3.5 million to $10.5 million compared to $7.0 million for the year ended December 31, 2009, primarily as a result of higher management fees due to a larger asset base. Despite the $3.5 million increase, overall we experienced a significant decrease in expenses as a percentage of net assets with an expense ratio of 2.68% and 3.93% for the years ended December 31, 2010 and 2009, respectively. The primary reason for the decrease in our expense ratio was the increase in our asset base in 2010. Average net assets were $390.9 million and $178.4 million for the years ended December 31, 2010 and 2009, respectively.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations for repurchase agreements, interest expense on repurchase agreements and our office lease at December 31, 2011 (dollars in thousands).

December 31, 2011	Within One Year	One to three Years	Three to Five Years	Total
Repurchase agreements	$7,880,814	$—	$—	$7,880,814
Interest expense on repurchase agreements, based on rates at December 31, 2011	5,852	—	—	5,852
Long-term operating lease obligation	313	482	—	795

Total	$7,886,979	$482	$—	$7,887,461

December 31, 2010	Within One Year	One to three Years	Three to Five Years	Total
Repurchase agreements	$3,443,843	$—	$—	$3,443,843
Interest expense on repurchase agreements, based on rates at December 31, 2010	2,269	—	—	2,269

Total	$3,446,112	$—	$—	$3,446,112

Additionally, as of December 31, 2010 and prior to the Internalization on September 1, 2011, we were subject to a base management fee under our management agreement which was payable monthly in arrears in an amount equal to 1/12th of (a) 1.50% of the first $250,000,000 of our net assets, (b) 1.25% of our net assets that were greater than $250,000,000 and less than or equal to $500,000,000, and (c) 1.00% of our net assets that were greater than $500,000,000. Pursuant to that agreement, our Manager was also entitled to receive, in certain circumstances, a termination fee and reimbursement of certain expenses as described therein. Such fees and expenses do not have fixed and determinable payments.

We enter into interest rate swap and cap contracts as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for the term of the swap or cap contract. At December 31, 2011 and 2010, we had the following interest rate swap and cap contracts (dollars in thousands):

As of December 31, 2011

Counterparty	Total Notional	Fair Value	Accrued Interest	Amount At Risk(1)	Weighted Average Maturity in Years
Deutsche Bank	$840,000	$(10,275)	$(1,436)	$11,846	2.4
Goldman Sachs	1,800,000	(36,205)	(5,705)	18,025	2.5
Morgan Stanley Capital Markets	250,000	(723)	—	1,236	5.0
Nomura Global Financial Products, Inc.	550,000	(17,176)	(2,085)	4,679	3.6
The Royal Bank of Scotland plc	2,000,000	(9,131)	(2,644)	6,965	2.4

Total	$5,440,000	$(73,510)	$(11,870)	$42,751

As of December 31, 2010

Counterparty	Total Notional	Fair Value	Accrued Interest	Amount At Risk(1)	Weighted Average Maturity in Years
Deutsche Bank	$840,000	$4,684	$(1,593)	$7,609	3.4
Goldman Sachs	1,300,000	4,429	(2,081)	4,210	3.3
Nomura Global Financial Products, Inc.	250,000	(1,786)	(1,835)	7,903	3.5
The Royal Bank of Scotland plc	2,000,000	23,013	(2,819)	6,635	3.4

Total	$4,390,000	$30,340	$(8,328)	$26,357

(1)	Equal to the fair value of pledged securities plus accrued interest income, minus the fair value of the interest rate swap and cap and accrued interest income and expense.

We enter into certain contracts that contain a variety of indemnification obligations, principally with our brokers and counterparties to interest rate swap contracts and repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unknown. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of December 31, 2011 and 2010. In addition, as of December 31, 2011 and 2010, we had a $463.3 million and $2,234.4 million payable for securities purchased, respectively, a portion of which either was or will be financed through repurchase agreements. A summary of our payable for securities purchased as of December 31, 2011 and 2010 is included in the “Financial Condition—Liabilities” section.

Off-Balance Sheet Arrangements

As of December 31, 2011 and 2010, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2011 and 2010, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Liquidity and Capital Resources

Our primary sources of funds are borrowings under repurchase arrangements and monthly principal repayments and interest payments on our investments. Other sources of funds may include proceeds from debt and equity offerings and asset sales. As of December 31, 2011, 2010 and 2009, we had repurchase agreements totaling $7,880.8 million, $3,443.8 million and $1,372.7 million, respectively, with a weighted average borrowing rate of 0.36%, 0.32% and 0.28%, respectively. In addition, during the years ended December 31, 2011, 2010 and 2009, we received $1,406.1 million, $540.5 million and $192.5 million of principal repayments and $221.3 million, $66.2 million and $42.5 million of interest payments, respectively. We held cash and cash equivalents of $11.5 million, $1.5 million and $1.9 million at December 31, 2011, 2010 and 2009, respectively.

On February 1, 2012, we completed an underwritten public offering of 28,750,000 shares of common stock, raising approximately $377.3 million of net proceeds, bringing the total number of shares of common stock outstanding to 111,688,636 at February 1, 2012. As of February 7, 2012 we had invested all of the proceeds of this offering in Agency RMBS with settlement dates between February 2012 and May 2012.

During 2010 and 2011, we closed public offerings totaling 39.8 million and 23.0 million shares of our common stock, respectively, for total net proceeds of approximately $481.0 million and $275.8 million, respectively, after the underwriting discount and commissions and expenses.

During the years ended December 31, 2011, 2010 and 2009, our cash flows from operations used cash of $4,516.9 million, $2,483.4 million and $880.7 million, respectively. For the years ended December 31, 2011, 2010 and 2009, we used the cash generated from our public offerings to purchase investment securities. During the years ended December 31, 2011, 2010 and 2009, we had net purchases of securities (net of purchases, sales and paydown proceeds) of $2,917.6 million, $4,504.0 million and $1,126.5 million, respectively.

We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of common stock by reinvesting some or all of the cash dividends received on shares of common stock. This plan became effective on June 22, 2010. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. From June 22, 2010 to December 31, 2010, we issued 607,902 shares under the plan raising approximately $8.0 million of net proceeds. For the year ended December 31, 2011, we issued 9,192 shares under the plan raising approximately $0.1 million in net proceeds. As of December 31, 2011, there were approximately 9.4 million shares available for issuance under this plan.

On June 7, 2011 we entered into a sales agreement with JMP Securities LLC to, from time to time, publicly offer and sell up to 15,000,000 shares of our common stock in at-the-market transactions and/or privately negotiated transactions. As of December 31, 2011 we had not sold any common stock under the sales agreement. As of December 31, 2011, 15,000,000 shares of common stock remained available for issuance to be sold under the sales agreement.

The following tables present certain information regarding our risk exposure on our repurchase agreements as of December 31, 2011, 2010 and 2009 (in thousands):

December 31, 2011

Counterparty	Total Outstanding Borrowings	% of Total	Amount at Risk(1)	Weighted Average Maturity in Days
Bank of America Securities LLC	$242,641	3.1%	$13,845	19
Bank of Nova Scotia	416,381	5.3	13,927	33
Barclays Capital, Inc.	414,103	5.3	22,235	52
BNP Paribas Securities Corp	282,544	3.6	15,142	13
Cantor Fitzgerald & Co.	411,499	5.2	23,156	36
Citigroup Global Markets, Inc.	244,284	3.1	14,065	20
Credit Suisse Securities (USA) LLC	414,021	5.2	20,060	47
Daiwa Securities America, Inc.	288,960	3.6	16,082	30
Deutsche Bank Securities, Inc.	557,902	7.1	32,141	11
Goldman Sachs & Co.	543,768	6.9	30,168	22
Guggenheim Liquidity Services, LLC	151,530	1.9	8,472	23
Industrial and Commercial Bank of China Financial Services LLC	415,863	5.3	24,429	30
ING Financial Markets LLC	419,837	5.3	23,858	19
Jefferies & Company, Inc.	101,235	1.3	5,851	17
LBBW Securities LLC	206,734	2.6	11,257	45
Mitsubishi UFJ Securities (USA), Inc.	482,404	6.1	26,354	35
Mizuho Securities USA, Inc.	297,917	3.8	16,528	20
Morgan Stanley & Co. Inc.	172,063	2.2	10,320	45
Nomura Securities International, Inc.	281,998	3.6	15,257	41
RBC Capital Markets, LLC	223,831	2.8	14,008	12
South Street Securities LLC	336,394	4.3	22,261	18
The Royal Bank of Scotland PLC	143,628	1.8	7,746	10
UBS Securities LLC	328,368	4.2	18,683	47
Wells Fargo Securities, LLC	502,909	6.4	18,302	10

Total	$7,880,814	100.0%	$424,147

December 31, 2010

Counterparty	Total Outstanding Borrowings	% of Total	Amount at Risk(1)	Weighted Average Maturity in Days
Bank of America Securities LLC	$162,617	4.7%	$9,756	18
Barclays Capital, Inc.	275,316	8.0	18,522	29
BNP Paribas	210,840	6.1	13,885	75
Cantor Fitzgerald & Co.	317,137	9.2	19,620	49
Citigroup Global Markets, Inc.	58,587	1.7	2,778	20
Credit Suisse First Boston	199,352	5.8	16,299	41
Daiwa Securities America, Inc.	80,058	2.3	3,975	7
Deutsche Bank Securities, Inc.	292,920	8.5	17,830	45
Goldman Sachs Group, Inc.	395,995	11.5	26,487	57
Greenwich Capital Markets, Inc.	221,348	6.4	15,879	7
Guggenheim Liquidity Services, LLC	151,671	4.4	9,414	46
ING Financial Markets LLC	82,701	2.4	4,517	74
Jefferies & Company, Inc.	35,937	1.1	1,835	11
LBBW Securities LLC	157,277	4.6	11,607	45

Counterparty	Total Outstanding Borrowings	% of Total	Amount at Risk(1)	Weighted Average Maturity in Days
MF Global, Ltd	$135,766	4.0%	$6,141	30
Mitsubishi UFJ Securities (USA), Inc.	120,487	3.5	6,451	20
Mizuho Securities USA, Inc.	145,028	4.2	9,190	18
Nomura Securities International, Inc.	167,507	4.9	10,791	34
South Street Securities LLC	159,807	4.6	14,002	46
UBS AG	73,492	2.1	4,736	46

Total	$3,443,843	100.0%	$223,715

December 31, 2009

Counterparty	Total Outstanding Borrowings	% of Total	Amount at Risk(1)	Weighted Average Maturity in Days
Bank of America Securities LLC	$93,068	6.8%	$9,030	7
Barclays Capital, Inc.	107,655	7.8	6,158	60
BNP Paribas	99,865	7.3	5,096	29
Cantor Fitzgerald & Co.	47,521	3.5	2,731	53
Credit Suisse First Boston	48,635	3.5	1,636	19
Daiwa Securities America, Inc.	51,031	3.7	2,151	8
Deutsche Bank Securities, Inc.	125,247	9.1	9,140	7
Goldman Sachs Group, Inc.	134,802	9.8	8,006	42
Greenwich Capital Markets, Inc.	135,005	9.8	7,263	5
ING Financial Markets LLC	78,581	5.7	3,865	22
Jefferies & Company, Inc.	59,209	4.3	2,703	11
LBBW Securities LLC	58,992	4.3	2,623	15
MF Global, Ltd	122,066	8.9	3,304	60
Mizuho Securities USA, Inc.	81,475	6.0	4,024	20
Morgan Keegan & Co.	41,894	3.1	3,111	4
South Street Securities LLC	87,662	6.4	6,402	50

Total	$1,372,708	100.0%	$77,243

(1)	Equal to the fair value of pledged securities plus accrued interest income, minus the sum of repurchase agreement liabilities and accrued interest expense.

Our repurchase agreements do not include substantive provisions other than those covenants contained in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association. The repurchase agreements generally require us to transfer additional securities to the counterparty in the event the value of the securities then held by the counterparty in the margin account falls below specified levels and contain events of default in cases where we breach our obligations under the agreement. We receive margin calls from our repurchase agreement counterparties from time to time in the ordinary course of business similar to other entities in the specialty finance business. As of December 31, 2011, 2010 and 2009, we had approximately $580.0 million, $423.4 million and $153.0 million, respectively, in Agency RMBS, U.S. Treasury securities and cash and cash equivalents available to satisfy future margin calls. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future.

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

For our short term (one year or less) and long term liquidity and capital resource requirements, we also rely on the cash flow from operations, primarily monthly principal and interest payments to be received on our Agency RMBS, as well as any securities offerings authorized by our board of directors.

Based on our current portfolio, leverage rate and available borrowing arrangements, we believe that our cash flow from operations and the utilization of borrowings will be sufficient to enable us to meet anticipated short term (one year or less) liquidity requirements such as to fund our investment activities, fund our distributions to stockholders and for general corporate expenses. However, an increase in prepayment rates substantially above our expectations could cause a temporary liquidity shortfall due to the timing of the necessary margin calls on the financing arrangements and the actual receipt of the cash related to principal paydowns. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to issue debt or additional equity securities or sell Agency RMBS in our portfolio. If required, the sale of Agency RMBS at prices lower than their amortized cost would result in realized losses. We believe that we have additional capacity through repurchase agreements to leverage our equity further should the need for additional short term (one year or less) liquidity arise.

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

Qualitative and Quantitative Disclosures about Short-Term Borrowings

The following table discloses quantitative disclosures about our short-term borrowings under repurchase agreements during the years ended December 31, 2011 and 2010.

	Years Ended December 31,
(In millions)	2011	2010
Outstanding at period end	$7,880.8	$3,443.8
Weighted average rate at period end	0.36%	0.32%
Average outstanding during period	$6,519.3	$1,766.0
Weighted average rate during period	0.29%	0.29%
Largest month end balance during period	$8,042.6	$3,443.8

During year ended December 31, 2011, our highest repurchase agreement balance and our balance outstanding at period end was slightly larger than the average balance during the end of the year due to an increase in our capital base that allowed us to finance additional asset purchases. Our net assets as of December 31, 2011 were $1,077.5 million compared to the average during the year ended December 31, 2011 of $989.0 million. During year ended December 31, 2010, our repurchase agreement balance increased significantly during the end of the year due to an increase in our capital base that allowed us to finance additional asset purchases. Our net assets as of December 31, 2010 were $690.3 million compared to the average during the year ended December 31, 2010 of $390.9 million.

We generally seek to borrow (on a recourse basis) between six and 10 times the amount of our net assets. At December 31, 2011, 2010 and 2009, our leverage ratio (calculated by dividing (i) our repurchase agreements balance plus payable for securities purchased minus receivable for securities sold (ii) by net assets) was 7.7 to 1, 8.2 to 1 and 6.5 to 1, respectively. Prior to December 31, 2011 our leverage ratio was calculated by dividing total liabilities by net assets which resulted in a leverage ratio of 8.3:1, and 6.6:1, for the period ended December 31, 2010 and 2009, respectively. We believe the new calculation is a better representation of leverage because it reflects our borrowings in connection with our portfolio by excluding receivable for securities sold, which will decrease liabilities when settled, and including payable for securities purchased, which is an additional form of leverage.

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

Critical Accounting Policies

Investment Company Accounting

Our financial statements are prepared by management in accordance with GAAP. Although we conduct our operations so that we are not required to register as an investment company under the Investment Company Act, for financial reporting purposes we are considered an investment company and follow the accounting and reporting specified in ASC 946, Financial Services-Investment Companies. Accordingly, investments in securities are carried at fair value with changes in fair value recorded in the statement of operations. Our most critical accounting policies require us to make complex and subjective decisions and assessments that could affect our reported assets and liabilities, as well as our reported interest income and expenses. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at that time. We rely on our management’s experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. See Note 2 to the financial statements included elsewhere in this annual report on Form 10-K for a complete discussion of our significant accounting policies. We have identified our most critical accounting policies to be the following:

Valuation

Agency RBMS and U.S. Treasury securities are generally valued on the basis of valuations provided by third party pricing services, as derived from such services’ pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and asked prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security.

Interest rate swaps and caps are generally valued using valuations provided by dealer quotations. Such dealer quotations are based on the present value of fixed and projected floating rate cash flows over the term of the swap contract. Future cash flows are discounted to their present value using swap rates provided by electronic data services or by broker/dealers.

CLOs are generally valued using valuations provided by dealer quotations, as derived from such dealers’ pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and asked prices, prices or yields of securities with similar characteristics, default rates, prepayment rates, reinvestment rates, and information pertaining to the issuer, as well as industry and economic events.

Recent Accounting Pronouncements

In April 2011, the FASB issued ASC 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. In a typical repurchase agreement transaction, an entity transfers financial assets to a counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future. Prior to this update, one of the factors in determining whether sale treatment could be used was whether the transferor maintained effective control of the transferred assets by having the ability to repurchase such assets. Based on this update, the FASB concluded that the assessment of effective control should focus on a transferor’s contractual rights and obligations with respect to transferred financial assets, rather than whether the transferor has the practical ability to perform in accordance with those rights or obligations. Therefore, this update removes the transferor’s ability criterion from consideration of effective control. This update is effective for the first interim or annual period beginning on or after December 15, 2011 and is not expected to have a material effect on our financial statements.

In December 2011, the FASB issued an Accounting Standards Update (“ASU”) Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”) to Topic 210, Balance Sheet. The update requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective December 1, 2013 and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset; as a result, we do not expect this guidance to have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2011 and 2010, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do believe that risk can be quantified from historical experience and seek to actively manage risk, to earn sufficient compensation to justify taking risks and to maintain capital levels consistent with the risks we undertake. Our board of directors has a risk management committee that oversees our risk management process. See “Business—Risk Management” for a further discussion of our risk management committee and risk mitigation practices.

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

We are a party to the interest rate swap and cap contracts as of December 31, 2011, 2010 and 2009 described in detail under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in this annual report on Form 10-K.

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

Our analysis of risks is based on management’s experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results reflected herein.

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

The following sensitivity analysis table shows the estimated impact on the fair value and net income exclusive of the effect on fair value of our interest rate-sensitive investments and repurchase agreement liabilities at December 31, 2011 and 2010, assuming a static portfolio and that rates instantaneously fall 25, 50 and 75 basis points and rise 25, 50 and 75 basis points.

December 31, 2011

Change in Interest Rates	Projected Change in the Fair Value of Our Assets*	Projected Change in Our Net Income
- 75 basis points	0.42%	5.52%
- 50 basis points	0.34%	4.41%
- 25 basis points	0.20%	2.18%
No Change	0.00%	0.00%
+ 25 basis points	-0.39%	-5.61%
+ 50 basis points	-0.93%	-11.17%
+ 75 basis points	-1.59%	-16.74%

*	Analytics provided by The Yield Book® Software

December 31, 2010

Change in Interest Rates	Projected Change in the Fair Value of Our Assets	Projected Change in Our Net Income
- 75 basis points	2.79%	1.69%
- 50 basis points	1.93%	0.97%
- 25 basis points	0.99%	0.26%
No Change	0.00%	0.00%
+ 25 basis points	-1.03%	-4.05%
+ 50 basis points	-2.01%	-7.64%
+ 75 basis points	-3.19%	-11.22%

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

Risk Management

Our board of directors exercises its oversight of risk management in many ways, including overseeing our senior management’s risk-related responsibilities, including reviewing management policies and performance against these policies and related benchmarks.

As part of our risk management process, we actively manage the interest rate, liquidity, prepayment and counterparty risks associated with our Agency RMBS portfolio. We seek to mitigate our interest rate risk exposure by entering into various hedging instruments in order to minimize our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs.

We seek to mitigate our liquidity risks by monitoring our liquidity position on a daily basis and maintaining a prudent level of leverage, which we currently consider to be between six and 10 times the amount of net assets in our overall portfolio, based on current market conditions and various other factors, including the health of the financial institutions that lend to us under our repurchase agreements and the presence of special liquidity programs provided by domestic and foreign central banks.

We seek to mitigate our prepayment risk by investing in Agency RMBS with (i) a variety of prepayment characteristics, (ii) prepayment prohibitions and penalties and (iii) prepayment protections, as well as by balancing Agency RMBS purchased at a premium with Agency RMBS purchased at a discount.

We seek to mitigate our counterparty risk by (i) diversifying our exposure across a broad number of counterparties, (ii) limiting our exposure to any one counterparty and (iii) monitoring the financial stability of our counterparties.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CYS Investments, Inc.:

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of CYS Investments, Inc. (formerly Cypress Sharpridge Investments, Inc., the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of CYS Investments, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

February 10, 2012

Boston, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CYS Investments, Inc.:

We have audited the internal control over financial reporting of CYS Investments, Inc. (formerly Cypress Sharpridge Investments, Inc., the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 10, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

February 10, 2012

Boston, Massachusetts

CYS INVESTMENTS, INC.

STATEMENTS OF ASSETS AND LIABILITIES

	December 31,
(In thousands, except per share numbers)	2011	2010
ASSETS:
Investments in securities, at fair value (including net pledged assets of $8,412,295 and $3,671,582, respectively)	$9,466,128	$6,331,048
Interest rate swap contracts, at fair value	—	9,113
Interest rate cap contracts, at fair value	5,966	30,984
Cash and cash equivalents	11,508	1,510
Receivable for securities sold	5,550	—
Interest receivable	27,815	16,183
Other assets	1,090	429

Total assets	9,518,057	6,389,267

LIABILITIES:
Repurchase agreements	7,880,814	3,443,843
Interest rate swap contracts, at fair value	79,476	9,757
Payable for securities purchased	463,302	2,234,401
Accrued interest payable (including accrued interest on repurchase agreements of $3,747 and $1,084, respectively)	15,617	9,412
Related party management fee payable	—	800
Accrued expenses and other liabilities	1,390	715

Total liabilities	8,440,599	5,698,928

Contingencies (note 11)
NET ASSETS	$1,077,458	$690,339

Net assets consist of:
Common Stock, $0.01 par value, 500,000 shares authorized (82,753 and 59,551 shares issued and outstanding, respectively)	$828	$596
Additional paid in capital	997,884	739,005
Retained earnings (Accumulated deficit)	78,746	(49,262)

NET ASSETS	$1,077,458	$690,339

NET ASSET VALUE PER SHARE	$13.02	$11.59

See notes to financial statements.

CYS INVESTMENTS, INC.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2011

INVESTMENTS IN SECURITIES—UNITED STATES OF AMERICA

(In thousands)	Face Amount	Fair Value
Fixed Income Securities—878.6%(d)
Mortgage Pass-Through Agency RMBS—869.9%(d)
Fannie Mae Pools—785.0%(d)
2.820%, due 3/1/2042(b)	$20,000	$20,627
2.840%, due 1/1/2042(b)	36,000	37,288
2.850%, due 1/1/2042(b)	16,000	16,575
2.880%, due 12/1/2041(b)	63,081	65,342
2.900%, due 2/1/2042(b)	50,000	51,750
2.940%, due 1/1/2042(b)	15,000	15,572
2.979%, due 10/1/2040(a)(b)	43,981	45,730
3.005%, due 1/1/2041(a)(b)	40,986	42,804
3.028%, due 12/1/2040(a)(b)	150,737	157,242
3.050%, due 9/1/2041(a)(b)	48,486	50,252
3.054%, due 9/1/2041(a)(b)	48,199	50,255
3.120%, due 1/1/2042(b)	50,000	52,016
3.168%, due 9/1/2041(a)(b)	39,736	41,366
3.176%, due 1/1/2042(b)	36,000	37,530
3.178%, due 10/1/2041(a)(b)	50,099	52,153
3.179%, due 7/1/2041(a)(b)	36,737	38,265
3.200%, due 6/1/2041(a)(b)	180,296	187,753
3.214%, due 11/1/2040(a)(b)	37,557	39,183
3.224%, due 7/1/2040(a)(b)	41,581	43,485
3.238%, due 9/1/2041(a)(b)	110,829	115,419
3.239%, due 3/1/2041(a)(b)	17,931	18,644
3.246%, due 4/1/2041(a)(b)	59,124	61,544
3.251%, due 10/1/2041(a)(b)	101,419	105,830
3.255%, due 11/1/2040(a)(b)	42,699	44,561
3.258%, due 12/1/2040(a)(b)	62,487	65,219
3.263%, due 6/1/2041(a)(b)	51,090	53,186
3.282%, due 5/1/2041(a)(b)	41,835	43,569
3.284%, due 9/1/2041(a)(b)	89,046	92,760
3.287%, due 6/1/2041(a)(b)	115,948	120,770
3.308%, due 6/1/2041(a)(b)	33,112	34,480
3.308%, due 10/1/2041(a)(b)	145,746	151,824
3.356%, due 8/1/2041(a)(b)	31,291	32,620
3.366%, due 5/1/2041(a)(b)	22,685	23,661
3.387%, due 4/1/2041(a)(b)	52,425	54,583
3.391%, due 4/1/2041(a)(b)	46,394	48,322
3.396%, due 6/1/2041(a)(b)	109,987	114,549
3.500%, due 7/1/2021(a)	272,115	284,948
3.500%, due 12/1/2025(a)	88,292	92,413
3.500%, due 12/1/2025(a)	90,895	95,137
3.500%, due 12/1/2025(a)	59,227	61,991
3.500%, due 1/1/2026(a)	160,654	168,152
3.500%, due 1/1/2026(a)	93,007	97,348

CYS INVESTMENTS, INC.

SCHEDULES OF INVESTMENTS—(Continued)

DECEMBER 31, 2011

(In thousands)	Face Amount	Fair Value
3.500%, due 1/1/2026(a)	$136,763	$143,146
3.500%, due 2/1/2026(a)	92,404	96,716
3.500%, due 2/1/2026(a)	136,020	142,369
3.500%, due 2/1/2026(a)	223,866	234,314
3.500%, due 3/1/2026(a)	93,283	97,637
3.500%, due 3/1/2026(a)	51,065	53,448
3.500%, due 3/1/2026(a)	87,810	91,908
3.500%, due 4/1/2026(a)	46,463	48,631
3.500%, due 5/1/2026(a)	93,816	98,194
3.500%, due 6/1/2026(a)	37,422	39,168
3.500%, due 8/1/2026(a)	56,102	58,720
3.500%, due 10/1/2026(a)	236,583	247,625
3.500%, due 11/1/2026(a)	65,628	68,691
3.500%, due 12/1/2026(a)	100,000	104,667
3.500%, due 12/1/2026	163,671	171,310
3.500%, due 1/1/2027	225,000	235,266
3.546%, due 8/1/2040(a)(b)	37,780	39,569
3.564%, due 7/1/2040(a)(b)	13,746	14,405
3.574%, due 7/1/2040(a)(b)	16,592	17,388
3.577%, due 8/1/2040(a)(b)	37,002	38,791
3.599%, due 6/1/2041(a)(b)	64,248	67,400
3.616%, due 6/1/2041(a)(b)	62,636	65,703
3.677%, due 7/1/2040(a)(b)	39,283	41,115
3.682%, due 8/1/2040(a)(b)	37,852	39,770
3.699%, due 5/1/2040(a)(b)	31,975	33,665
3.701%, due 8/1/2040(a)(b)	9,420	9,902
3.734%, due 9/1/2039(a)(b)	25,442	26,734
3.811%, due 7/1/2040(a)(b)	33,941	35,739
3.951%, due 9/1/2039(a)(b)	14,578	15,410
3.965%, due 10/1/2039(a)(b)	30,165	31,831
4.000%, due 10/1/2024(a)	8,856	9,343
4.000%, due 1/1/2025(a)	32,633	34,427
4.000%, due 2/1/2025(a)	34,866	36,783
4.000%, due 10/1/2025(a)	22,721	23,970
4.000%, due 10/1/2025(a)	26,600	28,062
4.000%, due 10/1/2025(a)	43,228	45,604
4.000%, due 11/1/2025(a)	43,125	45,496
4.000%, due 11/1/2025(a)	44,676	47,132
4.000%, due 12/1/2025(a)	22,018	23,228
4.000%, due 12/1/2025(a)	63,871	67,382
4.000%, due 12/1/2025(a)	26,447	27,901
4.000%, due 12/1/2025(a)	20,463	21,447
4.000%, due 1/1/2026(a)	44,367	46,806
4.000%, due 1/1/2026(a)	45,217	47,703
4.000%, due 2/1/2026(a)	14,685	15,511

CYS INVESTMENTS, INC.

SCHEDULES OF INVESTMENTS—(Continued)

DECEMBER 31, 2011

(In thousands)	Face Amount	Fair Value
4.000%, due 3/1/2026(a)	$24,558	$25,938
4.000%, due 3/1/2026(a)	181,849	192,073
4.000%, due 3/1/2026(a)	39,570	41,795
4.000%, due 3/1/2026(a)	43,432	45,874
4.000%, due 4/1/2026(a)	92,625	97,833
4.000%, due 4/1/2026(a)	7,679	8,111
4.000%, due 4/1/2026(a)	68,350	72,193
4.000%, due 4/1/2026(a)	138,592	146,384
4.000%, due 4/1/2026(a)	147,502	155,795
4.000%, due 5/1/2026(a)	43,889	46,357
4.000%, due 5/1/2026(a)	24,805	26,200
4.000%, due 5/1/2026(a)	172,581	182,284
4.000%, due 6/1/2026(a)	23,666	24,996
4.000%, due 6/1/2026(a)	94,372	99,678
4.000%, due 6/1/2026(a)	91,989	97,161
4.000%, due 9/1/2030(a)	77,128	81,504
4.000%, due 9/1/2030(a)	18,764	19,829
4.000%, due 10/1/2030(a)	40,935	43,257
4.000%, due 10/1/2030(a)	66,893	70,688
4.000%, due 10/1/2030(a)	62,935	66,507
4.000%, due 10/1/2030(a)	57,085	60,324
4.000%, due 12/1/2030(a)	69,200	73,126
4.500%, due 5/1/2023(a)	15,938	17,006
4.500%, due 3/1/2024(a)	8,901	9,492
4.500%, due 6/1/2024(a)	13,989	14,918
4.500%, due 8/1/2024(a)	11,106	11,844
4.500%, due 9/1/2024(a)	17,028	18,158
4.500%, due 10/1/2024(a)	25,850	27,566
4.500%, due 10/1/2024(a)	28,118	29,985
4.500%, due 10/1/2024(a)	23,425	24,980
4.500%, due 11/1/2024(a)	36,472	38,893
4.500%, due 3/1/2025(a)	37,608	40,104
4.500%, due 4/1/2025(a)	25,733	27,441
4.500%, due 6/1/2025(a)	23,887	25,473
4.500%, due 2/1/2026(a)	44,953	47,937
4.500%, due 3/1/2026(a)	56,303	60,076
4.500%, due 4/1/2030(a)	25,704	27,491
4.500%, due 5/1/2030(a)	39,840	42,609
4.500%, due 10/1/2030(a)	46,023	49,222
4.500%, due 11/1/2030(a)	47,260	50,545
5.000%, due 4/1/2041(a)	155,126	167,663
5.000%, due 5/1/2041(a)	84,621	91,460

Total Fannie Mae Pools	8,053,327	8,457,515

CYS INVESTMENTS, INC.

SCHEDULES OF INVESTMENTS—(Continued)

DECEMBER 31, 2011

(In thousands)	Face Amount	Fair Value
Freddie Mac Pools—71.2%(d)
2.983%, due 9/1/2041(a)(b)	$48,696	$50,838
3.025%, due 9/1/2041(a)(b)	49,029	51,159
3.236%, due 12/1/2040(a)(b)	42,661	44,466
3.240%, due 2/1/2041(a)(b)	39,068	40,779
3.246%, due 1/1/2041(a)(b)	46,017	48,037
3.272%, due 6/1/2041(a)(b)	45,131	46,984
3.423%, due 9/1/2041(a)(b)	48,337	50,535
3.500%, due 4/1/2026(a)	180,607	188,414
3.645%, due 6/1/2041(a)(b)	46,075	48,390
4.000%, due 10/1/2025(a)	57,327	60,183
4.500%, due 7/1/2024(a)	30,445	32,280
4.500%, due 12/1/2024(a)	11,485	12,177
4.500%, due 12/1/2024(a)	10,567	11,204
4.500%, due 1/1/2025(a)	25,440	26,974
4.500%, due 2/1/2025(a)	34,570	36,660
4.500%, due 5/1/2025(a)	17,010	18,039

Total Freddie Mac Pools	732,465	767,119

Ginnie Mae Pools—13.7%(d)
3.500%, due 7/20/2040(a)(b)	78,468	82,891
3.500%, due 7/20/2040(a)(b)	44,331	46,830
4.000%, due 1/20/2040(a)(b)	17,026	18,099

Total Ginnie Mae Pools	139,825	147,820

Total Mortgage Pass-Through Agency RMBS (Cost—$9,148,730)	8,925,617	9,372,454

U.S. Treasury Bills—7.0%(d)
0.060%, due 2/9/2012(e)	75,000	74,999

Total U.S. Treasury Bills (Cost—$74,995)	75,000	74,999

Collateralized Loan Obligation Securities—1.7%(d)
AMMC CLO V LTD(c)	2,249	1,260
AMMC CLO VII, LTD(c)	3,900	2,730
ARES VIR CLO, LTD(c)(f)	3,775	1,472
BALLYROCK CLO 2006-2, LTD(c)	4,270	3,672
CARLYLE HIGH YIELD PARTNERS VIII, LTD(c)	3,000	2,040
EATON VANCE CDO IX, LTD(c)	2,500	1,675
FLAGSHIP CLO V, LTD(c)	3,750	2,606
PHOENIX CLO II, LTD(c)	2,000	1,620
PRIMUS CLO I, LTD(c)	2,500	1,600

Total Collateralized Loan Obligation Securities (Cost—$15,318)	27,944	18,675

Total Investments in Securities (Cost—$9,239,043)	$9,028,561	$9,466,128

CYS INVESTMENTS, INC.

SCHEDULES OF INVESTMENTS—(Continued)

DECEMBER 31, 2011

(In thousands)	Notional Amount	Fair Value
Interest Rate Cap Contracts—0.6%(d)
December 2014 Expiration, Cap Rate 2.073%	$200,000	$656
October 2015 Expiration, Cap Rate 1.428%	300,000	3,062
November 2015 Expiration, Cap Rate 1.360%	200,000	2,248

Total Interest Rate Cap Contracts (Cost, $13,722)	$700,000	$5,966

Interest Rate Swap Contracts—(7.4)%(d)
May 2013 Expiration, Pay Rate 1.600%, Receive Rate 3-Month LIBOR	$100,000	$(1,266)
June 2013 Expiration, Pay Rate 1.378%, Receive Rate 3-Month LIBOR	300,000	(3,000)
July 2013 Expiration, Pay Rate 1.365%, Receive Rate 3-Month LIBOR	300,000	(3,034)
December 2013 Expiration, Pay Rate 1.309%, Receive Rate 3-Month LIBOR	400,000	(4,587)
December 2013 Expiration, Pay Rate 1.264%, Receive Rate 3-Month LIBOR	400,000	(4,230)
December 2013 Expiration, Pay Rate 1.281%, Receive Rate 3-Month LIBOR	500,000	(5,421)
December 2013 Expiration, Pay Rate 1.323%, Receive Rate 3-Month LIBOR	400,000	(4,695)
July 2014 Expiration, Pay Rate 1.720%, Receive Rate 3-Month LIBOR	100,000	(2,375)
July 2014 Expiration, Pay Rate 1.733%, Receive Rate 3-Month LIBOR	250,000	(6,149)
August 2014 Expiration, Pay Rate 1.353%, Receive Rate 3-Month LIBOR	200,000	(3,059)
September 2014 Expiration, Pay Rate 1.312%, Receive Rate 3-Month LIBOR	500,000	(7,115)
October 2014 Expiration, Pay Rate 1.173%, Receive Rate 3-Month LIBOR	240,000	(2,520)
February 2015 Expiration, Pay Rate 2.145%, Receive Rate 3-Month LIBOR	500,000	(20,274)
June 2016 Expiration, Pay Rate 1.940%, Receive Rate 3-Month LIBOR	300,000	(11,027)
December 2016 Expiration, Pay Rate 1.426%, Receive Rate 3-Month LIBOR(g)	250,000	(724)

Interest Rate Swap Contracts (Cost, $0)	$4,740,000	$(79,476)

LEGEND

(a)	Securities or a portion of the securities are pledged as collateral for repurchase agreements or interest rate swap contracts.
(b)	The coupon rate shown on floating or adjustable rate securities represents the rate at December 31, 2011.
(c)

Securities exempt from registration under Rule 144A of the Securities Act of 1933. These securities may only be resold in transactions exempt from registration, normally to qualified institutional buyers. At December 31, 2011, the fair value of these securities amounted to $18,675 or 1.7% of net assets.

(d)	Percentage of net assets.
(e)	Zero coupon bond, rate shown represents purchase yield.
(f)	Non-income producing security.
(g)	The interest rate swap effective date is December 19, 2012 and does not accrue any income or expense until that date.

CYS INVESTMENTS, INC.

SCHEDULES OF INVESTMENTS—(Continued)

DECEMBER 31, 2010

INVESTMENTS IN SECURITIES—UNITED STATES OF AMERICA

(In thousands)	Face Amount	Fair Value
Investments in Securities—917.1%(d)
Mortgage Pass-Through Agency RMBS—914.1%(d)
Fannie Mae Pools—802.1%(d)
3.000%, due 1/1/2041(a)(b)	$50,363	$51,416
3.013%, due 10/1/2040(a)(b)	59,284	60,418
3.042%, due 12/1/2040(b)	194,331	199,189
3.210%, due 11/1/2040(a)(b)	49,731	50,957
3.212%, due 12/1/2040(a)(b)	100,076	103,078
3.233%, due 7/1/2040(a)(b)	47,318	48,667
3.251%, due 11/1/2040(a)(b)	49,712	50,762
3.309%, due 8/1/2040(a)(b)	47,107	48,594
3.336%, due 9/1/2040(a)(b)	48,525	49,858
3.340%, due 9/1/2040(a)(b)	55,821	57,416
3.462%, due 11/1/2040(a)(b)	24,735	25,193
3.500%, due 12/1/2025(a)	100,441	101,367
3.500%, due 1/1/2026(a)	179,924	181,582
3.500%, due 12/1/2025	4,139	4,177
3.500%, due 12/1/2025	16,274	16,424
3.500%, due 12/1/2025(a)	99,910	100,831
3.500%, due 1/1/2026	150,000	151,031
3.500%, due 2/1/2026	550,000	552,234
3.500%, due 3/1/2026	150,000	150,094
3.500%, due 4/1/2026	400,000	399,031
3.506%, due 8/1/2040(a)(b)	48,469	50,032
3.558%, due 7/1/2040(a)(b)	22,367	22,890
3.571%, due 7/1/2040(a)(b)	19,640	20,085
3.579%, due 8/1/2040(a)(b)	49,287	50,415
3.605%, due 10/1/2040(a)(b)	59,742	61,158
3.605%, due 8/1/2040(a)(b)	21,609	22,104
3.615%, due 8/1/2040(a)(b)	48,456	49,631
3.648%, due 6/1/2040(a)(b)	19,497	20,224
3.664%, due 7/1/2040(a)(b)	45,354	46,987
3.676%, due 7/1/2039(a)(b)	6,108	6,364
3.679%, due 7/1/2040(a)(b)	46,360	47,667
3.683%, due 8/1/2040(a)(b)	47,674	48,944
3.688%, due 5/1/2040(a)(b)	13,923	14,464
3.694%, due 8/1/2040(a)(b)	23,798	24,437
3.755%, due 5/1/2040(a)(b)	46,830	48,486
3.771%, due 8/1/2040(a)(b)	14,108	14,524
3.776%, due 9/1/2039(a)(b)	29,583	30,984
3.830%, due 7/1/2040(a)(b)	46,251	47,773
3.974%, due 10/1/2039(a)(b)	38,779	40,546
3.983%, due 9/1/2039(a)(b)	18,868	19,789
4.000%, due 12/1/2025(a)	25,104	25,951
4.000%, due 12/1/2030(a)	75,493	76,497

CYS INVESTMENTS, INC.

SCHEDULES OF INVESTMENTS—(Continued)

DECEMBER 31, 2010

(In thousands)	Face Amount	Fair Value
4.000%, due 1/1/2026(a)	$50,369	$52,069
4.000%, due 12/1/2025(a)	75,088	77,623
4.000%, due 12/1/2025	30,566	31,598
4.000%, due 1/1/2026	50,444	51,510
4.000%, due 12/1/2025	31,096	31,859
4.000%, due 12/1/2024(a)	22,837	23,554
4.000%, due 10/1/2024(a)	11,035	11,382
4.000%, due 1/1/2025(a)	41,384	42,683
4.000%, due 1/1/2025(a)	65,069	67,265
4.000%, due 2/1/2025(a)	43,086	44,540
4.000%, due 3/1/2025(a)	43,404	44,869
4.000%, due 9/1/2030(a)	96,940	98,229
4.000%, due 9/1/2030(a)	23,974	24,293
4.000%, due 10/1/2025(a)	27,531	28,460
4.000%, due 10/1/2030(a)	49,695	50,356
4.000%, due 10/1/2030(a)	74,994	75,992
4.000%, due 10/1/2030(a)	74,413	75,402
4.000%, due 10/1/2025(a)	29,823	30,830
4.000%, due 10/1/2030(a)	74,750	75,744
4.000%, due 10/1/2025(a)	49,680	51,356
4.000%, due 11/1/2025(a)	49,461	51,130
4.000%, due 11/1/2025(a)	50,118	51,810
4.000%, due 11/1/2025(a)	9,941	10,277
4.000%, due 2/1/2026	100,000	102,734
4.063%, due 6/1/2039(a)(b)	19,102	20,082
4.096%, due 9/1/2039(a)(b)	24,491	25,701
4.500%, due 5/1/2024(a)	12,186	12,856
4.500%, due 6/1/2024(a)	20,005	20,980
4.500%, due 5/1/2024(a)	13,063	13,700
4.500%, due 6/1/2024(a)	17,943	18,817
4.500%, due 9/1/2024(a)	21,594	22,647
4.500%, due 9/1/2024(a)	21,095	22,123
4.500%, due 10/1/2024(a)	36,292	38,062
4.500%, due 9/1/2024(a)	1,937	2,031
4.500%, due 11/1/2024(a)	11,631	12,198
4.500%, due 10/1/2024(a)	38,299	40,166
4.500%, due 11/1/2024(a)	49,978	52,415
4.500%, due 10/1/2024(a)	29,910	31,368
4.500%, due 4/1/2030(a)	28,916	29,998
4.500%, due 5/1/2030(a)	48,182	49,984
4.500%, due 6/1/2025(a)	33,361	35,050
4.500%, due 10/1/2030(a)	49,664	51,522
4.500%, due 11/1/2030(a)	50,338	52,221
4.500%, due 2/1/2026	300,000	314,109
5.500%, due 9/1/2023(a)	32,265	34,714

CYS INVESTMENTS, INC.

SCHEDULES OF INVESTMENTS—(Continued)

DECEMBER 31, 2010

(In thousands)	Face Amount	Fair Value
5.500%, due 2/1/2041	$200,000	$213,594
6.000%, due 5/1/2037(a)	8,749	9,401
6.000%, due 4/1/2038(a)	14,299	15,555

Total Fannie Mae Pools	5,403,989	5,537,130

Freddie Mac Pools—88.6%(d)
3.052%, due 1/1/2041(a)(b)	45,411	46,424
3.200%, due 12/1/2040(a)(b)	50,012	51,281
3.247%, due 12/1/2040(b)	49,646	50,980
3.500%, due 3/1/2026	200,000	199,938
4.000%, due 10/1/2025(a)	73,474	75,689
4.500%, due 7/1/2024(a)	48,351	50,527
4.500%, due 2/1/2025(a)	43,717	45,739
4.500%, due 12/1/2024(a)	15,509	16,207
4.500%, due 12/1/2024(a)	15,096	15,775
4.500%, due 1/1/2025(a)	33,201	34,696
4.500%, due 5/1/2025(a)	18,565	19,423
5.500%, due 9/1/2023(a)	4,998	5,360

Total Freddie Mac Pools	597,980	612,039

Ginnie Mae Pools—23.4%(d)
3.500%, due 7/20/2040(a)(b)	84,444	87,841
3.500%, due 7/20/2040(a)(b)	49,868	51,874
4.000%, due 1/20/2040(a)(b)	20,627	21,686

Total Ginnie Mae Pools	154,939	161,401

Total Mortgage Pass-Through Agency RMBS (Cost—$6,308,441)	6,156,908	6,310,570

Collateralized Loan Obligation Securities—3.0%(d)
AMMC CLO V LTD(c)	2,249	1,349
AMMC CLO VII, LTD(c)	3,900	2,578
ARES VIR CLO, LTD(c)(e)	3,775	1,623
BALLYROCK CLO 2006-2, LTD(c)	4,270	3,843
CARLYLE HIGH YIELD PARTNERS VIII, LTD(c)	3,000	2,250
EATON VANCE CDO IX, LTD(c)	2,500	1,915
FLAGSHIP CLO V, LTD(c)	3,750	2,363
PHOENIX CLO II, LTD(c)(e)	2,000	1,127
PRIMUS CLO I, LTD(c)	2,500	1,750
TRIMARAN CLO VII, LTD(c)	2,000	1,680

Total Collateralized Loan Obligation Securities (Cost—$21,183)	29,944	20,478

Total Investments in Securities (Cost—$6,329,624)	$6,186,852	$6,331,048

CYS INVESTMENTS, INC.

SCHEDULES OF INVESTMENTS—(Continued)

DECEMBER 31, 2010

(In thousands)	Notional Amount	Fair Value
Interest Rate Cap Contracts—4.5%(d)
December 2014 Expiration, Cap Rate 2.073%	$200,000	$4,752
October 2015 Expiration, Cap Rate 1.428%	300,000	15,340
November 2015 Expiration, Cap Rate 1.360%	200,000	10,892

Total Interest Rate Cap Contracts (Cost, $17,560)	$700,000	$30,984

Interest Rate Swap Contracts – (0.01)%(d)
May 2013 Expiration, Pay Rate 1.600%, Receive Rate 3-Month LIBOR	$100,000	$(1,496)
June 2013 Expiration, Pay Rate 1.378%, Receive Rate 3-Month LIBOR	300,000	(2,718)
July 2013 Expiration, Pay Rate 1.365%, Receive Rate 3-Month LIBOR	300,000	(2,484)
December 2013 Expiration, Pay Rate 1.3088%, Receive Rate 3-Month LIBOR	400,000	(776)
December 2013 Expiration, Pay Rate 1.2813%, Receive Rate 3-Month LIBOR	500,000	(539)
December 2013 Expiration, Pay Rate 1.2640%, Receive Rate 3-Month LIBOR	400,000	(255)
December 2013 Expiration, Pay Rate 1.3225%, Receive Rate 3-Month LIBOR	400,000	(904)
July 2014 Expiration, Pay Rate 1.7200%, Receive Rate 3-Month LIBOR	100,000	(733)
July 2014 Expiration, Pay Rate 1.7325%, Receive Rate 3-Month LIBOR	250,000	(1,787)
August 2014 Expiration, Pay Rate 1.353%, Receive Rate 3-Month LIBOR	200,000	1,529
September 2014 Expiration, Pay Rate 1.312%, Receive Rate 3-Month LIBOR	500,000	5,460
October 2014 Expiration, Pay Rate 1.1725%, Receive Rate 3-Month LIBOR	240,000	4,059

Total Interest Rate Swap Contracts (Cost, $0)	$3,690,000	$(644)

LEGEND

(a)	Securities or a portion of the securities are pledged as collateral for repurchase agreements or interest rate swap contracts.
(b)	The coupon rate shown on floating or adjustable rate securities represents the rate at December 31, 2010.
(c)

Securities exempt from registration under Rule 144A of the Securities Act of 1933. These securities may only be resold in transactions exempt from registration, normally to qualified institutional buyers. At December 31, 2010, the fair value of these securities amounted to $20,478 or 3.0% of net assets.

(d)	Percentage of net assets.
(e)	Non-income producing security.

See notes to financial statements.

CYS INVESTMENTS, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands, except per share numbers)	2011	2010	2009

INVESTMENT INCOME—Interest income	$232,897	$75,539	$45,526

EXPENSES:
Interest	18,789	5,056	4,461
Management fees	8,442	6,088	3,633
Compensation and benefits	7,837	1,459	985
General, administrative and other	6,910	2,914	2,396

Total expenses	41,978	15,517	11,475

Net investment income	190,919	60,022	34,051

GAINS AND (LOSSES) FROM INVESTMENTS:
Net realized gain (loss) on investments	35,756	6,115	(48)
Net unrealized appreciation (depreciation) on investments	225,660	(4,832)	39,561

Net gain from investments	261,416	1,283	39,513

GAINS AND (LOSSES) FROM SWAP AND CAP CONTRACTS:
Net swap and cap interest income (expense)	(55,487)	(18,563)	(7,624)
Net loss on termination of swap contracts	(4,903)	(36,925)	(10,804)
Net unrealized appreciation (depreciation) on swap and cap contracts	(100,012)	16,573	8,710

Net loss from swap and cap contracts	(160,402)	(38,915)	(9,718)

NET INCOME	$291,933	$22,390	$63,846

NET INCOME PER COMMON SHARE:
Basic	$3.66	$0.73	$4.76

Diluted	$3.66	$0.73	$4.75

See notes to financial statements.

CYS INVESTMENTS, INC.

STATEMENTS OF CHANGES IN NET ASSETS

	Years Ended December 31,
(In thousands)	2011	2010	2009
Net income:
Net investment income	$190,919	$60,022	$34,051
Net realized gain (loss) on investments	35,756	6,115	(48)
Net unrealized appreciation (depreciation) on investments	225,660	(4,832)	39,561
Net gain (loss) from swap and cap contracts	(160,402)	(38,915)	(9,718)

Net income	291,933	22,390	63,846

Capital transactions:
Net proceeds from issuance of common shares	275,898	488,951	106,553
Distributions to shareholders	(162,455)	(29,861)	(6,002)
Tax return of capital distributions	(23,520)	(36,891)	(19,892)
Amortization of share based compensation	5,263	1,459	985

Increase in net assets from capital transactions	95,186	423,658	81,644

Total increase in net assets	387,119	446,048	145,490
Net assets:
Beginning of year	690,339	244,291	98,801

End of year	$1,077,458	$690,339	$244,291

See notes to financial statements.

CYS INVESTMENTS, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$291,933	$22,390	$63,846
Adjustments to reconcile net income to net cash used in operating activities:
Purchase of investment securities	(7,093,540)	(6,612,956)	(1,370,711)
Premium paid on interest rate caps	—	(18,595)	—
Proceeds from disposition of investment securities	2,769,867	1,587,025	51,635
Proceeds from paydowns of investment securities	1,406,114	540,531	192,527
Amortization of share based compensation	5,263	1,459	985
Amortization of premiums and discounts on investment securities	43,895	8,885	3,321
Amortization of premiums on interest rate cap contracts	3,838	1,035	—
Net realized (gain) loss on investments	(35,756)	(6,115)	48
Net unrealized (appreciation) depreciation on swap and cap contracts	100,012	(16,573)	(8,710)
Net unrealized (appreciation) depreciation on investments	(225,660)	4,832	(39,561)
Change in assets and liabilities:
Receivable for securities sold	(5,550)	2,725	(1,840)
Interest receivable	(11,632)	(9,296)	(3,058)
Other assets	(661)	(117)	(24)
Payable for securities purchased	(1,771,099)	2,004,562	229,839
Accrued interest payable	6,205	6,025	1,060
Related party management fee payable	(800)	443	137
Accrued expenses and other liabilities	675	342	(225)

Net cash used in operating activities	(4,516,896)	(2,483,398)	(880,731)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	43,998,829	16,389,071	9,135,440
Repayments of repurchase agreements	(39,561,858)	(14,317,936)	(8,350,218)
Proceeds from issuance of common shares	275,884	489,740	107,741
Offering costs paid	—	(789)	(1,921)
Distributions paid	(185,961)	(77,068)	(15,577)

Net cash provided by financing activities	4,526,894	2,483,018	875,465

Net increase (decrease) in cash and cash equivalents	9,998	(380)	(5,266)
CASH AND CASH EQUIVALENTS—Beginning of period	1,510	1,890	7,156

CASH AND CASH EQUIVALENTS—End of period	$11,508	$1,510	$1,890

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$70,691	$19,728	$13,665

SUPPLEMENTAL DISCLOSURES OF NONCASH FLOW INFORMATION:
Distributions declared, not yet paid	$—	$—	$10,316

Change in accrued offering costs	$—	$—	$(511)

Reinvestment of distributions	$14	$9	$—

See notes to financial statements.

CYS INVESTMENTS, INC.

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

CYS Investments, Inc. (the “Company”) (formerly known as Cypress Sharpridge Investments, Inc.) was formed as a Maryland corporation on January 3, 2006, and commenced operations on February 10, 2006. The Company has elected to be taxed and intends to continue to qualify as a real estate investment trust (“REIT”) and is required to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), with respect thereto. The Company’s strategy had been to invest a majority of its capital in residential mortgage-backed securities that are issued and the principal and interest of which are guaranteed by a federally chartered corporation (“Agency RMBS”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government such as the Government National Mortgage Association (“Ginnie Mae”), and subordinated tranches of asset-backed securities, including collateralized debt or loan obligations (“CLOs”). Beginning in March 2008, pursuant to the Company’s investment guidelines, the Company must invest exclusively in Agency RMBS, including collateralized mortgage obligations issued by Fannie Mae, Freddie Mac or Ginnie Mae. The Company’s common stock trades on the New York Stock Exchange under the symbol “CYS.”

On September 1, 2011, the Company acquired certain assets and entered into agreements to internalize the Company’s management (the “Internalization”). Prior to the Internalization, the Company had been managed by Cypress Sharpridge Advisors LLC (the “Manager”) pursuant to a management agreement (the “Management Agreement”). The Manager had entered into sub-advisory agreements with Sharpridge Capital Management, L.P. (“Sharpridge”) and an affiliate of The Cypress Group, pursuant to which the Manager was provided with all of the resources and assets (the “Assets”) used to operate the Company’s business and manage the Company’s assets. In connection with the completion of the Internalization, the Management Agreement, sub-advisory agreements and other ancillary agreements related thereto were terminated. No termination fee was incurred or paid as a result of terminating those agreements.

Under the terms of the Asset Purchase and Sale Agreement entered into in connection with the Internalization, the Company acquired the Assets and assumed the liabilities from Sharpridge for a purchase price of $750,000 of cash consideration. Additionally, all employees of Sharpridge as of August 31, 2011 were hired by the Company. In connection with the execution of his employment agreement, the Company’s Chief Executive Officer received 150,000 shares of restricted stock on September 1, 2011 that vest ratably over a five year vesting period, with one-fifth of the shares vesting on each of the first five anniversary dates of the grant date. In addition, the Company accelerated the vesting of the Chief Executive Officer’s outstanding shares of restricted stock issued prior to September 1, 2011, so that all such shares were vested and non-forfeitable on August 31, 2011, immediately prior to the completion of the Internalization. In connection with the Internalization, the Company changed its name from “Cypress Sharpridge Investments, Inc.” to “CYS Investments, Inc.” on September 1, 2011. The results of the Internalization were not material to the Company’s results of operations.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Clarification of the Scope of Audit and Accounting Guide Investment Companies (“ASC 946”), prior to its deferral in February 2008. Under ASC 946, the Company uses financial reporting for investment companies.

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

During the term of the interest rate swap or cap, the Company makes or receives periodic payments and unrealized gains or losses are recorded as a result of marking the swap and cap to their fair value. When the swap or cap is terminated, the Company records a realized gain or loss equal to the difference between the proceeds from (or cost of) the closing transaction and the Company’s cost basis in the contract, if any. The periodic payments, amortization of premiums on cap contracts and any realized or unrealized gains or losses are reported under gains and losses from swap and cap contracts in the statements of operations. Swaps involve a risk that interest rates will move contrary to the Company’s expectations, thereby increasing its payment obligation.

Because the Company uses financial reporting for investment companies, its investments, including its interest rate swap and cap contracts, are carried at fair value with changes in fair value included in earnings. Consequently, there would be no impact to designating interest rate swaps and caps as cash flow or fair value hedges under GAAP.

The Company is exposed to credit loss in the event of nonperformance by the counterparty to the swap or cap, limited to the amount of collateral posted that exceeds the fair value of the contract. However, as of December 31, 2011 and 2010 the Company did not anticipate nonperformance by any counterparty. Should interest rates move unexpectedly, the Company may not achieve the anticipated benefits of the interest rate swap or cap and may realize a loss.

Investment Valuation

Agency RBMS and U.S. Treasury securities are generally valued on the basis of valuations provided by third party pricing services, as derived from such services’ pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and asked prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security.

Interest rate swaps and caps are generally valued using valuations provided by dealer quotations. Such dealer quotations are based on the present value of fixed and projected floating rate cash flows over the term of the swap contract. Future cash flows are discounted to their present value using swap rates provided by electronic data services or by broker/dealers.

CLOs are generally valued using valuations provided by dealer quotations, as derived from such dealers’ pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and asked prices, prices or yields of securities with similar characteristics, default rates, prepayment rates, reinvestment rates, and information pertaining to the issuer, as well as industry and economic events.

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

Forward Settling Transactions

The Company may engage in forward settling transactions. The Company records forward settling transactions on the trade date and maintains security positions such that sufficient liquid assets will be available to make payment on the settlement date for the securities purchased. Securities purchased on a forward settling basis are carried at fair value and begin earning interest on the settlement date. Losses may occur on these transactions due to changes in market conditions or the failure of counterparties to perform under the contract. Among other forward settling transactions, the Company may transact in To-Be-Announced Securities (“TBAs”). As with other forward settling transactions, a seller agrees to issue TBAs at a future date. However, the seller does not specify the particular securities to be delivered. Instead, the Company agrees to accept any security that meets specified terms such as issuer, interest rate and terms of underlying mortgages. The Company records TBAs on the trade date utilizing information associated with the specified terms of the transaction as opposed to the specific mortgages. TBAs are carried at fair value and begin earning interest on the settlement date. Losses may occur due to the fact that the actual underlying mortgages received may be less favorable than those anticipated by the Company. As of December 31, 2010 the Company had pledged Agency RMBS with a fair value of $10.1 million on its open forward settling and TBA transactions. The Company did not have any pledged Agency RMBS on its open forward settling transactions as of December 31, 2011.

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

Repurchase Agreements

Repurchase agreements are borrowings that are collateralized by the Company’s Agency RMBS and are carried at their amortized cost, which approximates their fair value due to their short term nature, generally 30-90 days. The Company’s repurchase agreement counterparties are large institutional dealers in fixed income securities. Collateral is valued daily and counterparties may require additional collateral when appropriate. At December 31, 2011 and 2010, Agency RMBS owned with a fair value of approximately $8,284.4 million and $3,657.2 million, respectively, have been pledged as collateral for repurchase agreements for which the counterparty has the right to sell or repledge.

Investment Transactions and Income

The Company records its transactions in securities on a trade date basis. Realized gains and losses on securities transactions are recorded on an identified cost basis. Interest income and expense are recorded on the accrual basis. Interest income on Agency RMBS is accrued based on outstanding principal amount of the securities and their contractual terms. Interest on CLOs is accrued at a rate determined based on estimated future cash flows and adjusted prospectively as future cash flow amounts are recast. For CLOs placed on nonaccrual status or when the Company cannot reliably estimate cash flows, the cost recovery method is used. Amortization of premium and accretion of discount are recorded using the yield to maturity method, and are included in interest income in the statements of operations. The Company does not estimate prepayments when calculating the yield to maturity. The amount of premium or discount associated with a prepayment is recorded through interest income on the statements of operations as they occur.

Reclassification and Presentation

The balance sheet as of December 31, 2010, had previously provided separate disclosure for accumulated net realized loss on investments, net unrealized appreciation on investments and undistributed net investment income of $(138,681,783), $14,203,977 and $75,216,001, respectively, which are now included in retained earnings. The statements of operations for the years ended December 31, 2010 and 2009 had previously provided separate disclosure of related party management compensation which included the expense relating to restricted stock granted to non-employees (prior to the Internalization). The related party management compensation for the years ended December 31, 2010 and 2009 of $1,459,445 and $985,053, respectively, was reclassified to compensation and benefits in the presentation herein. The statements of changes in net assets and statements of cash flows for the years ended December 31, 2010 and 2009 had previously provided separate disclosure of amortization of related party management compensation which included the expense relating to restricted stock granted to non-employees (prior to the Internalization). The amortization of related party management compensation for the years ended December 31, 2010 and 2009 of $1,459,445 and $985,053, respectively, was reclassified to amortization of share based compensation in the presentation herein. The statements of cash flows for the years ended December 31, 2010 and 2009 had previously provided separate disclosure of net loss on paydowns of $8,025,593 and $2,434,091, respectively, which is now included in amortization of premiums on investment securities.

Compensation and Benefits

Included in the Company’s compensation and benefits are salaries, incentive compensation, benefits, share based compensation and the expense relating to restricted stock granted to non-employees (prior to the Internalization). The Company accounts for share based compensation using the fair value based methodology prescribed by ASC 718, Share-Based Payment (“ASC 718”). Compensation cost related to restricted common stock issued is measured at its estimated fair value at the grant date and recognized as expense over the vesting period. Prior to the Internalization on September 1, 2011, compensation cost related to restricted common stock and common stock options issued to the Company’s executive officers, certain employees of its Manager and its sub-advisors and other individuals who provide services to the Company was initially measured at estimated fair value at the grant date, and was remeasured on subsequent dates to the extent the awards were unvested.

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

In December 2011, the FASB issued an Accounting Standards Update (“ASU”) Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”) to Topic 210, Balance Sheet. The update requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective December 1, 2013 and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset; as a result, we do not expect this guidance to have a material effect on the Company’s financial statements.

3. EARNINGS PER SHARE

Components of the computation of basic and diluted EPS were as follows (in thousands, except per share numbers):

	Years Ended December 31,
	2011	2010	2009
Net income	$291,933	$22,390	$63,846
Less dividends paid:
Common shares	(184,383)	(65,260)	(25,511)
Unvested shares	(1,592)	(1,492)	(382)

Undistributed (overdistributed) earnings	105,958	(44,362)	37,953

Basic weighted average shares outstanding:
Common shares	78,992	28,440	13,304

Basic earnings per common share:
Distributed earnings	$2.33	$2.29	$1.92
Undistributed (overdistributed) earnings	1.33	(1.56)	2.84

Basic earnings per common share	$3.66	$0.73	$4.76

Diluted weighted average shares outstanding:
Common shares	78,992	28,440	13,304
Net effect of dilutive warrants(1)	1	10	16

	78,993	28,450	13,320

Diluted earnings per common share:
Distributed earnings	$2.33	$2.29	$1.92
Undistributed earnings	1.33	(1.56)	2.83

Diluted earnings per common share	$3.66	$0.73	$4.75

(1)

For the years ended December 31, 2011, 2010 and 2009, the Company had an aggregate of 131,000 stock options outstanding with a weighted average exercise price of $30.00 that were not included in the calculation of EPS as their inclusion would have been anti-dilutive. These equity instruments may have a dilutive impact on future EPS.

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

The following tables provide a summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 and 2010:

December 31, 2011

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Agency RMBS	$—	$9,372,454	$—	$9,372,454
U.S. Treasury Bills	74,999	—	—	74,999
CLOs	—	—	18,675	18,675
Interest rate cap contracts	—	5,966	—	5,966

Total	$74,999	$9,378,420	$18,675	$9,472,094

Liabilities
Interest rate swap contracts	$—	$79,476	$—	$79,476

December 31, 2010

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Agency RMBS	$—	$6,310,570	$—	$6,310,570
CLOs	—	—	20,478	20,478
Interest rate cap contracts	—	30,984	—	30,984
Interest rate swap contracts (a)	—	9,113	—	9,113

Total	$—	$6,350,667	$20,478	$6,371,145

Liabilities
Interest rate swap contracts (a)	$—	$9,757	$—	$9,757

(a) Subject to master netting arrangements

The table below presents a reconciliation of changes in assets classified as Level 3 in the Company’s financial statements for the years ended December 31, 2011 and 2010. A discussion of the method of fair valuing these assets is included above in “Investment Valuation.” Net unrealized appreciation (depreciation) on the assets is included in net unrealized appreciation (depreciation) on investments in the statement of operations.

Fair Value Reconciliation, Level 3

(in thousands)

	Year Ended December 31,
	2011	2010
CLOs
Beginning balance Level 3 assets	$20,478	$—
Change in net unrealized appreciation (depreciation)	4,062	—
Sales, at cost	(995)	—
Cash payments recorded as a reduction of cost basis	(4,870)	—
Transfers into Level 3	—	20,478

Ending balance Level 3 assets	$18,675	$20,478

The Agency RMBS portfolio consisted of Agency RMBS as follows:

December 31, 2011

	Par Value	Fair Value	Weighted Average
Asset Type			Cost/Par	Fair Value/Par	MTR(1)		Coupon	CPR(2)
	(in thousands)
10 Year Fixed Rate	$272,115	$284,948	$103.96	$104.72	N/A		3.50%	13.6%
15 Year Fixed Rate	4,763,965	5,010,121	102.53	105.17	N/A		3.79%	17.8%
20 Year Fixed Rate	551,766	585,103	102.32	106.04	N/A		4.14%	28.1%
30 Year Fixed Rate	239,747	259,123	103.09	108.08	N/A		5.00%	26.3%
Hybrid ARMs	3,098,024	3,233,159	102.31	104.36	64.0		3.29%	20.3%

Total/Weighted Average	$8,925,617	$9,372,454	$102.50	$105.01	64.0	(3)	3.66%	19.5%

December 31, 2010

	Par Value	Fair Value	Weighted Average
Asset Type			Cost/Par	Fair Value/Par	MTR(1)		Coupon	CPR(2)
	(in thousands)
15 Year Fixed Rate	$3,549,194	$3,622,862	$102.16	$102.08	N/A		3.87%	23.1%
20 Year Fixed Rate	647,360	660,237	102.38	101.99	N/A		4.14%	6.9%
30 Year Fixed Rate	223,047	238,549	105.60	106.95	N/A		5.55%	28.2%
Hybrid ARMs	1,737,307	1,788,922	102.70	102.97	63.2		3.43%	18.4%

Total/Weighted Average	$6,156,908	$6,310,570	$102.46	$102.50	63.2	(3)	3.83%	18.9%

(1)

MTR, or “Months to Reset” is the number of months remaining before the fixed rate on a hybrid ARM becomes a variable rate. At the end of the fixed period, the variable rate will be determined by the margin and the pre-specified caps of the ARM. After the fixed period, 100% of the hybrid ARMS in the portfolio reset annually.

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

As of December 31, 2011 and 2010, the Company’s Agency RMBS were purchased at a net premium to their par value due to the average interest rates on these investments being higher than prevailing market rates. As of December 31, 2011 and 2010, approximately $223.5 million and $152.7 million, respectively, of unamortized premium was included in the cost basis of the securities.

Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of December 31, 2011 and 2010, the average final contractual maturity of the Company’s Agency RMBS portfolio is in year 2031. Based on current estimates, the Agency RMBS will have a weighted average expected life of less than five years. Interest income on Agency RMBS for the years ended December 31, 2011, 2010 and 2009 was $228.8 million, $72.7 million and $44.0 million, respectively.

In order to mitigate its interest rate exposure, the Company enters into interest rate swap and cap contracts. The Company had the following interest rate swap and cap transactions during the years ended December 31, 2011 and 2010 (dollars in thousands):

Year Ended December 31, 2011
Trade Date	Transaction	Notional
February 2011	Opened	$500,000
March 2011	Opened	250,000
May 2011	Terminated	(300,000)
May 2011	Opened	600,000
October 2011	Terminated	(250,000)
December 2011	Opened	250,000

Net Increase		$1,050,000

Year Ended December 31, 2010
Trade Date	Transaction	Notional
April 2010	Terminated	$(640,000)
April 2010	Opened	400,000
May 2010	Opened	740,000
May 2010	Terminated	(400,000)
June 2010	Opened	400,000
June 2010	Terminated	(100,000)

July 2010	Opened	750,000

August 2010	Opened	200,000
August 2010	Terminated	(200,000)
September 2010	Opened	500,000
October 2010	Terminated	(240,000)
October 2010	Opened	540,000
November 2010	Opened	200,000
November 2010	Terminated	(200,000)
December 2010	Opened	1,700,000

Net Increase		$3,650,000

As of December 31, 2011 and 2010, the Company had net pledged Agency RMBS and U.S Treasury securities with a fair value of $127.9 million and $4.3 million, respectively, as collateral on interest rate swap and cap contracts. Below is a summary of our interest rate swap and cap contracts open as of December 31, 2011 and 2010 (dollars in thousands):

Derivatives not designated as hedging instruments under ASC 815(a)
Interest Rate Swaps	Notional Amount	Fair Value	Statement of Assets and Liabilities Location
December 31, 2011	$4,740,000	$(79,476)	Liabilities
December 31, 2010	2,140,000	9,113	Assets
December 31, 2010	1,550,000	(9,757)	Liabilities

Interest Rate Caps	Notional Amount	Fair Value	Statement of Assets and Liabilities Location
December 31, 2011	$700,000	$5,966	Assets
December 31, 2010	700,000	30,984	Assets

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Year Ended December 31,
Derivatives not designated as hedging Instruments under ASC 815(a)	Location of Gain or (Loss) Recognized in Income on Derivative	2011	2010	2009
Interest rate swap and cap contracts	Net gain (loss) from interest rate swap and cap contracts	$(160,402)	$(38,915)	$(9,718)

(a)	See note 2 for additional information on the Company’s purpose for entering into interest rate swaps and caps and the decision not to designate them as hedging instruments.

Credit Risk

At December 31, 2011 and 2010, the Company continued to minimize its exposure to credit losses on its mortgage assets by purchasing Agency RMBS. The payment of principal and interest on Agency RMBS is guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the United States government. While it is hoped that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy their guarantees of Agency RMBS.

On August 5, 2011 Standard & Poor’s downgraded the U.S.’s credit rating to AA+ for the first time. Because Fannie Mae and Freddie Mac are in conservatorship of the U.S. Government, the implied credit rating of Agency RMBS guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae were also downgraded to AA+. While this downgrade did not have a significant impact on the fair value of the Agency RMBS in the Company’s portfolio, it has increased the uncertainty regarding the credit risk of Agency RMBS.

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

December 31, 2011
Outstanding borrowings	$7,880,814
Interest accrued thereon	$3,747
Weighted average borrowing rate	0.36%
Weighted average remaining maturity (in days)	27.6
Fair value of the collateral(1)	$8,284,423

December 31, 2010
Outstanding borrowings	$3,443,843
Interest accrued thereon	$1,084
Weighted average borrowing rate	0.32%
Weighted average remaining maturity (in days)	39.3
Fair value of the collateral(1)	$3,657,185

(1)	Collateral for borrowings consists of Agency RMBS.

At December 31, 2011 and 2010, the Company did not have any repurchase agreements where the amount at risk exceeded 10% of net assets.

6. SHARE CAPITAL

The Company has authorized 500,000,000 shares of common stock having par value of $0.01 per share. As of December 31, 2011 and 2010, the Company had issued and outstanding 82,753,036 and 59,550,836 shares of common stock, respectively. The Company’s common stock transactions during the years ended December 31, 2011 and 2010 are as follows:

	Year ended December 31, 2011		Year ended December 31, 2010
	Shares	Amount	Shares	Amount
Shares sold or issued as restricted stock	23,205,022	$281,184,948	40,793,670	$490,401,411
Shares issued in reinvestment of distributions	1,095	13,561	654	8,624
Shares canceled	(3,917)	(37,297)	—	—

Net increase	23,202,200	$281,161,212	40,794,324	$490,410,035

There were no warrants outstanding at December 31, 2011. At December 31, 2010, the Company had warrants outstanding to purchase 15,200 additional shares of common stock with an exercise price of $11.00 with an expiration date of April 30, 2011.

The Company also authorized 50,000,000 shares of preferred stock having a par value of $0.01 per share. As of December 31, 2011 and 2010, no such shares were issued or outstanding.

Equity Offerings

On February 15, 2011, the Company closed a public offering of 23,000,000 shares of its common stock at a public offering price of $12.35 per share for total net proceeds of approximately $275.8 million, after the underwriting discount and commissions and expenses.

Dividend Reinvestment and Direct Stock Purchase Plan

The Company sponsors a dividend reinvestment and direct stock purchase plan (“DSPP”) through which stockholders may purchase additional shares of common stock by reinvesting some or all of the cash dividends received on shares of common stock. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. For the years ended December 31, 2011 and 2010 the Company issued 9,192 and 607,902 shares under the plan, respectively, raising approximately $0.1 million and $8.0 million of net proceeds. As of December 31, 2011, there were approximately 9.4 million shares available for issuance under this plan.

Equity Placement Program (“EPP”)

On June 7, 2011 the Company entered into a sales agreement with JMP Securities LLC whereby the Company may, from time to time, publicly offer and sell up to 15,000,000 shares of the Company’s common stock through at-the-market transactions and/or privately negotiated transactions. As of December 31, 2011, the Company had not sold any common stock under the sales agreement. As of December 31, 2011, 15,000,000 shares of common stock remained available for issuance to be sold under the sales agreement.

7. INCENTIVE COMPENSATION PLAN

The Company’s Incentive Compensation Plan (the “Bonus Plan”), which was adopted effective as of September 1, 2011 in connection with the Internalization, is the plan pursuant to which the Company pays discretionary bonus awards (“Bonus Awards”) to eligible employees. The Bonus Plan was filed with the Securities and Exchange Commission on September 1, 2011. Bonus Awards are paid annually, and the Company expects to make distributions for 2011 after the fiscal year-end and the filing of the Company’s annual report on Form 10-K. The amount of each employee’s Bonus Award is calculated at the discretion of the Compensation Committee of the board of directors (the “Compensation Committee”) after consideration of the Company’s performance, the employee’s bonus target and performance for the applicable fiscal year and the Bonus Pool (as defined in the Plan) made available for Bonus Awards for the applicable fiscal year. The Compensation Committee has discretion to determine the total amount to be distributed from the Bonus Pool, and, subject to certain restrictions under the Plan, it also has discretion to determine what portion of each award will be paid in cash and what portion of each award will be paid in shares of restricted stock of the Company.

For the period from September 1, 2011 to December 31, 2011, the Compensation Committee elected to award the Company’s employees an aggregate of $2.5 million in Bonus Awards under the Bonus Plan. Approximately $0.5 million of the aggregate Bonus Award amount will be paid in cash in 2012 and was accrued during the fiscal year ended December 31, 2011. The remaining $2.0 million will be paid in shares of restricted stock to be granted in 2012, with $0.1 million and $1.9 million vesting over a three year and five year period, respectively.

8. STOCK OPTIONS AND RESTRICTED STOCK

The Company has adopted a stock incentive plan (the “2006 Stock Incentive Plan”) that provides for the grant of non-qualified common stock options, stock appreciation rights, restricted common stock and other share-based awards. The compensation committee of the Company’s board of directors (the “Committee”) administers the plan. Awards under the 2006 Stock Incentive Plan may be granted to the Company’s directors, executive officers and employees and other service providers.

The exercise price for any stock option granted under the 2006 Stock Incentive Plan may not be less than 100% of the fair value of the shares of common stock at the time the common stock option is granted. Each common stock option must terminate no later than ten years from the date it is granted. The 2006 Stock Incentive Plan authorizes a total of 3,333,333 shares that may be used to satisfy awards under the plan. New shares will be issued on the exercise of any option. As of December 31, 2011 and 2010 the remaining shares to be authorized under the 2006 Stock Incentive Plan were 1,883,963 and 2,064,492, respectively.

Restricted common stock granted to certain directors vests over a one-year period. The following table summarizes restricted common stock transactions for the years ended December 31, 2010, 2009 and 2008:

Years ended December 31, 2009, 2010 and 2011	Officers and Employees(1)	Directors	Total
Unvested Shares as of December 31, 2008	81,307	11,155	92,462
Issued (Weighted average grant date fair value $13.61)	538,000	14,988	552,988
Vested	(81,307)	(11,155)	(92,462)

Unvested Shares as of December 31, 2009	538,000	14,988	552,988
Issued (Weighted average grant date fair value $13.35)	300,000	22,356	322,356
Vested	(83,999)	(14,988)	(98,987)

Unvested Shares as of December 31, 2010	754,001	22,356	776,357
Issued (Weighted average grant date fair value $13.21)	150,000	34,446	184,446
Canceled/Forfeited	(3,917)	—	(3,917)
Vested	(355,414)	(28,356)	(383,770)

Unvested Shares as of December 31, 2011	544,670	28,446	573,116

(1)	Includes grants to the Company’s executive officers and certain officers and employees of the Manager prior to Internalization.

Unrecognized compensation cost related to unvested restricted common stock granted as of December 31, 2011 and 2010 was $7.1 million and $9.7 million, respectively. The total fair value of restricted stock awards vested during the years ended December 31, 2011, 2010 and 2009 were $5.1 million, $1.2 million and $1.4 million, respectively, based upon the fair market value of the Company’s common stock on the vesting date.

There were no common stock options granted during the years ended December 31, 2011 and 2010. As of December 31, 2011 and 2010, there were 131,088 options outstanding, all of which were vested and exercisable, with a weighted average exercise price of $30.00 and an expiration date of February 2016. The common stock options were remeasured during the vesting period using the Black-Scholes model based on the following assumptions:

Year ended December 31, 2009
Expected life	7.0 years
Discount rate	2.832%
Volatility	86.78%
Dividend yield	15.69%

The estimated fair value of the common stock option granted was $3.31 for the year ended December 31, 2009. The components of share based compensation expense for each period were as follows (in thousands):

	Years ended December 31,
	2011	2010	2009
Options granted to CEO	$—	$—	$57
Restricted shares granted to officers and employees(1)	4,848	1,185	747
Restricted shares granted to certain directors	415	274	181

Total shared based compensation expense	$5,263	$1,459	$985

(1)	Includes grants to employees of the Company’s Manager prior to Internalization.

9. MANAGEMENT AGREEMENT AND RELATED PARTY TRANSACTIONS

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

For the years ended December 31, 2011, 2010 and 2009 the Company incurred the following in base management fees and expense reimbursement:

	Years ended December 31,
	2011*	2010	2009
Base Management Fees	$7,835	$5,469	$2,778
Expense Reimbursement	607	619	855

Total	$8,442	$6,088	$3,633

*	For the period January 1, 2011 to August 31, 2011.

10. INCOME TAXES

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

The tax character of the $2.25 of distributions declared to shareholders during 2011 is estimated to be $1.77 as ordinary income, $0.19 as capital gain and $0.29 as return of capital.

The estimated federal tax cost and the tax basis components of distributable earnings were as follows (in thousands):

As of December 31, 2011
Cost of investments	$9,247,318

Gross appreciation	$224,625
Gross depreciation	(5,815)

Net unrealized appreciation (depreciation)	$218,810

Undistributed ordinary income	$—

Capital loss carryforwards	$(13,832)

As of December 31, 2011, the Company had estimated capital loss carryforwards available to offset future realized gains. Such losses are subject to current and future limitations in accordance with Internal Revenue Code section 382 and expire as follows (in thousands)

December 31, 2012	$(6,038)
December 31, 2013	(7,746)
December 31, 2014	(48)

$(13,832)

As of December 31, 2011 and 2010, the Company had no undistributed taxable income. Tax years from 2008 through 2011 remain open to examination by U.S. federal, state and local, or non-U.S. tax jurisdictions. No income tax provision was recorded for the Company’s open tax years.

11. COMMITMENTS AND CONTINGENCIES

In conjunction with the Internalization, the Company assumed a lease for office space on September 1, 2011. The term of the lease expires on June 30, 2014. The lease has been classified as an operating lease. The rental expense for the year ended December 31, 2011 was $0.2 million. Under this agreement, annual rental payments will be as follows throughout the term of the lease for the years ending December 31:

2012	$313,169
2013	320,452
2014	162,046

$795,667

The Company enters into certain contracts that contain a variety of indemnifications, principally with the Manager and brokers. The maximum potential amount of future payment the Company could be required to make under these indemnification provisions is unknown. However, the Company was released from any obligations to indemnify the Manager or its sub-advisors in connection with the completion of the Internalization. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2011 and 2010.

12. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK OR CONCENTRATIONS OF CREDIT RISK

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

The Company’s principal trading activities are primarily with brokers and other financial institutions located in North America. All securities transactions of the Company are cleared by multiple major securities firms pursuant to customer agreements. At December 31, 2011 and 2010, substantially all the investments in securities and receivable for securities sold are positions with and amounts due from these brokers. The Company had substantially all of its individual counterparty concentrations with these brokers and their affiliates.

13. FINANCIAL HIGHLIGHTS

In accordance with financial reporting requirements applicable to investment companies, the Company has included below certain financial highlight information for the years ended December 31, 2011, 2010 and 2009.

	Per Share
	Years ended December 31,
	2011	2010		2009
Net asset value, beginning of period	$11.59	$13.02		$12.89
Net income:
Net investment income	2.39 (a)	2.07	(a)	2.55	(a)
Net gain (loss) from investments and swap and cap contracts	1.27 (a)	(1.30	)(a)	2.23	(a)

Net income	3.66	0.77		4.78

Capital transactions:
Distributions to shareholders	(1.96)	(1.03)		(0.45)
Tax return of capital distributions	(0.29)	(1.27)		(1.49)
Issuance of common shares and amortization of share based compensation	0.02 (a)	0.10	(a)	(2.71	)(a)

Net decrease in net asset value from capital transactions	(2.23)	(2.20)		(4.65)

Net asset value, end of period	$13.02	$11.59		$13.02

Net asset value total return (%)	31.75%	6.68%		16.06%
Market value total return (%)	21.22%	13.52%		24.69	%(b)
Ratios to average net assets
Expenses before interest expense	2.34%	2.68%		3.93%
Expenses	4.24%	3.97%		6.43%
Net investment income	19.30%	15.35%		19.09%

(a)

Calculated based on average shares outstanding during the period. Average shares outstanding include vested and unvested restricted shares and differs from weighted average shares outstanding used in calculating EPS (see note 3).

(b)	The market value total return was calculated for the period from June 12, 2009, the first day the Company’s common stock traded on a public exchange, to December 31, 2009.

14. SUBSEQUENT EVENTS

On January 1, 2012, 7,416 shares of restricted common stock were granted to certain directors as a portion of their compensation for serving on the Company’s board of directors.

For the period from January 1, 2012 to January 31, 2012, the Company issued 177,268 shares of common stock for net proceeds of $2.3 million under the EPP and 916 shares of common stock for net proceeds of $12,490 under the DSPP.

On February 1, 2012, the Company completed an underwritten public offering of 28,750,000 shares of common stock, raising approximately $377.3 million of net proceeds, bringing the total number of shares of common stock outstanding to 111,688,636 at February 1, 2012. As of February 7, 2012 the Company had invested all of the proceeds of this offering in Agency RMBS with settlement dates between February 2012 and May 2012.

Prepayment rates have decreased since December 31, 2011. The CPR of the Company’s Agency RMBS portfolio was approximately 17.1% and 16.6% for the month of January 2012 and February 2012, respectively.

15. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Investment Income—Interest Income	$61,631	$64,566	$65,720	$40,980
Total expenses	10,511	14,610	9,335	7,522

Net investment income	51,120	49,956	56,385	33,458
Net gain (loss) from investments	(8,588)	120,959	129,225	19,820
Net gain (loss) from swap and cap contracts	1,561	(74,594)	(86,188)	(1,181)

Net income	$44,093	$96,321	$99,422	$52,097

Net income per common share (diluted)	$0.53	$1.16	$1.20	$0.74

	Three Months Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Investment Income—Interest Income	$25,025	$16,312	$17,265	$16,937
Total expenses	5,306	3,826	3,167	3,218

Net investment income	19,719	12,486	14,098	13,719
Net gain (loss) from investments	(66,125)	28,577	32,367	6,464
Net gain (loss) from swap and cap contracts	29,138	(39,153)	(18,860)	(10,040)

Net income (loss)	$(17,268)	$1,910	$27,605	$10,143

Net income (loss) per common share (diluted)	$(0.38)	$0.05	$1.46	$0.54

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, (1) were effective in ensuring that information regarding the Company and its subsidiaries is made known to our management, including our CEO and CFO, by our officers and employees, as appropriate to allow timely decisions regarding required disclosure and (2) were effective in providing reasonable assurance that information the Company must disclose in its periodic reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on management’s assessment, the Company’s management believes that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting. This report appears on page 57 of this annual report on Form 10-K.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2012 annual stockholders’ meeting.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2012 annual stockholders’ meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2012 annual stockholders’ meeting.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2012 annual stockholders’ meeting.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2012 annual stockholders’ meeting.

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

3. Exhibits

Exhibit Number	Description of Exhibit
3.1*	Articles of Amendment and Restatement of CYS Investments, Inc.

3.2***	Articles of Amendment to the Articles of Amendment and Restatement

3.3***	Articles of Amendment to the Articles of Amendment and Restatement

3.4*	Articles of Amendment to the Articles of Amendment and Restatement

3.5	Amended and Restated Bylaws of CYS Investments, Inc.

4.1*	Form of Certificate for Common Stock for CYS Investments, Inc.

10.1*†	Employment Agreement, dated September 1, 2011, between the Company and Kevin E. Grant

10.2*†	Employment Agreement, dated September 1, 2011, between the Company and Frances R. Spark

10.3*†	Employment Agreement, dated September 1, 2011, between the Company and Richard E. Cleary

10.4*†	Employment Agreement, dated September 1, 2011, between the Company and Thomas A. Rosenbloom

10.5**†	2006 Stock Incentive Plan

10.6****†	Forms of Restricted Stock Award Agreements

10.7*†	Form of Stock Option Agreement

10.9**	Form of Indemnification Agreement

10.10*†	Incentive Compensation Plan

12.1	Statement re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

99.1*	Asset Purchase and Sale Agreement, dated September 1, 2011, between the Company and Sharpridge Capital Management, L.P.

Exhibit Number	Description of Exhibit

Exhibit 101.INS XBRL	Instance Document (1)

Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document (1)

Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)

Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (1)

Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)

Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)

*	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2011.
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File No. 333-142236).
***	Incorporated by reference from the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 10, 2010.
****	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2010; the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 22, 2009 and to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File No. 333-142236).
†	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYS INVESTMENTS, INC.

Dated: February 10, 2012	By:	/s/ KEVIN E. GRANT
Kevin E. Grant
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Signature	Title	Date

/s/ KEVIN E. GRANT Kevin E. Grant	Chief Executive Officer, President; Director; Chairman of the Board (Principal Executive Officer)	February 10, 2012

/s/ FRANCES R. SPARK Frances R. Spark	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 10, 2012

/s/ DOUGLAS CROCKER, II Douglas Crocker, II	Director	February 10, 2012

/s/ JEFFREY P. HUGHES Jeffrey P. Hughes	Director	February 10, 2012

/s/ STEPHEN P. JONAS Stephen P. Jonas	Director	February 10, 2012

/s/ RAYMOND A. REDLINGSHAFER Raymond A. Redlingshafer	Director	February 10, 2012

/s/ JAMES A. STERN James A. Stern	Director	February 10, 2012

/s/ DAVID A. TYSON, PHD David A. Tyson, PhD	Director	February 10, 2012

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1*	Articles of Amendment and Restatement of CYS Investments, Inc.

3.2***	Articles of Amendment to the Articles of Amendment and Restatement

3.3***	Articles of Amendment to the Articles of Amendment and Restatement

3.4*	Articles of Amendment to the Articles of Amendment and Restatement

3.5	Amended and Restated Bylaws of CYS Investments, Inc.

4.1*	Form of Certificate for Common Stock for CYS Investments, Inc.

10.1*†	Employment Agreement, dated September 1, 2011, between the Company and Kevin E. Grant

10.2*†	Employment Agreement, dated September 1, 2011, between the Company and Frances R. Spark

10.3*†	Employment Agreement, dated September 1, 2011, between the Company and Richard E. Cleary

10.4*†	Employment Agreement, dated September 1, 2011, between the Company and Thomas A. Rosenbloom

10.5**†	2006 Stock Incentive Plan

10.6****†	Forms of Restricted Stock Award Agreements

10.7*†	Form of Stock Option Agreement

10.9**	Form of Indemnification Agreement

10.10*†	Incentive Compensation Plan

12.1	Statement re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

99.1*	Asset Purchase and Sale Agreement, dated September 1, 2011, between the Company and Sharpridge Capital Management, L.P.

Exhibit 101.INS XBRL	Instance Document (1)

Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document (1)

Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)

Exhibit Number	Description of Exhibit

Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (1)

Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)

Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)

*	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2011.
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File No. 333-142236).
***	Incorporated by reference from the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 10, 2010.
****	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2010; the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 22, 2009 and to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File No. 333-142236).
†	Compensatory plan or arrangement.