Form 10-Q
period 2012-03-31
CYS Investments, Inc.
filed 2012-04-23
CIK 1396446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 17, 2012
Common Stock ($0.01 par value)	116,145,923

PART I. Financial Information

Item 1.	Financial Statements

CYS INVESTMENTS, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(In thousands, except per share numbers)	March 31, 2012	December 31, 2011*
ASSETS:
Investments in securities, at fair value (including pledged assets of $8,806,898 and $8,412,295, respectively)	$13,388,839	$9,466,128
Interest rate cap contracts, at fair value	4,548	5,966
Cash and cash equivalents	10,643	11,508
Receivable for securities sold and principal repayments	116,918	5,550
Interest receivable	34,152	27,815
Other assets	805	1,090

Total assets	13,555,905	9,518,057

LIABILITIES:
Repurchase agreements	8,234,669	7,880,814
Interest rate swap contracts, at fair value	84,941	79,476
Payable for securities purchased	3,634,983	463,302
Distribution payable	58,069	—
Accrued interest payable (including accrued interest on repurchase agreements of $2,425 and $3,747, respectively)	15,564	15,617
Accrued expenses and other liabilities	1,887	1,390

Total liabilities	12,030,113	8,440,599

Contingencies (note 6)

NET ASSETS	$1,525,792	$1,077,458

Net assets consist of:
Common Stock, $0.01 par value, 500,000 shares authorized (116,139 and 82,753 shares issued and outstanding, respectively)	$1,161	$828
Additional paid in capital	1,434,836	997,884
Retained earnings	89,795	78,746

NET ASSETS	$1,525,792	$1,077,458

NET ASSET VALUE PER SHARE	$13.14	$13.02

*	Derived from audited financial statements.

See notes to condensed financial statements.

CYS INVESTMENTS, INC.

CONDENSED SCHEDULES OF INVESTMENTS

MARCH 31, 2012 (UNAUDITED)

INVESTMENTS IN SECURITIES – UNITED STATES OF AMERICA

(In thousands)	Face Amount	Fair Value
Fixed Income Securities - 877.5%(c)
Mortgage Pass-Through Agency RMBS - 872.2%(c)
Fannie Mae Pools - 780.2%(c)
2.700%, due 5/1/2042(b)	$35,000	$36,323
2.720%, due 5/1/2042(b)	25,000	25,859
2.797%, due 3/1/2042(b)	50,190	52,147
2.799%, due 1/1/2042(b)	48,949	50,842
2.800%, due 5/1/2042(b)	200,000	208,500
2.801%, due 2/1/2042(a)(b)	57,186	59,402
2.817%, due 2/1/2042(b)	30,023	31,219
2.820%, due 5/1/2042(b)	67,343	70,289
2.823%, due 4/1/2042(b)	57,851	60,273
2.843%, due 2/1/2042(a)(b)	38,892	40,489
2.866%, due 1/1/2042(a)(b)	66,708	69,494
2.869%, due 12/1/2041(a)(b)	62,516	65,131
2.889%, due 2/1/2042(a)(b)	49,178	51,147
2.999%, due 1/1/2041(a)(b)	38,688	40,307
3.000%, due 2/1/2027 - 6/1/2037	1,941,543	2,007,118
3.015%, due 12/1/2040(a)(b)	131,638	137,234
3.049%, due 9/1/2041(a)(b)	47,609	49,895
3.050%, due 9/1/2041(a)(b)	46,119	48,313
3.160%, due 9/1/2041(a)(b)	37,412	39,340
3.171%, due 11/1/2041(a)(b)	34,125	35,712
3.177%, due 7/1/2041(a)(b)	32,991	34,478
3.179%, due 10/1/2041(a)(b)	49,089	51,860
3.194%, due 6/1/2041(a)(b)	169,386	177,138
3.228%, due 9/1/2041(a)(b)	105,252	110,200
3.232%, due 7/1/2040(a)(b)	38,728	40,518
3.240%, due 3/1/2041(a)(b)	17,621	18,453
3.250%, due 4/1/2041(a)(b)	53,513	56,005
3.251%, due 11/1/2040(a)(b)	39,426	41,491
3.253%, due 10/1/2041(a)(b)	96,441	101,203
3.258%, due 6/1/2041(a)(b)	48,709	50,955
3.271%, due 12/1/2040(a)(b)	58,438	61,011
3.285%, due 6/1/2041(a)(b)	107,917	112,892
3.291%, due 5/1/2041(a)(b)	38,858	40,652
3.292%, due 9/1/2041(a)(b)	83,666	87,723
3.301%, due 6/1/2041(a)(b)	30,121	31,583
3.303%, due 10/1/2041(a)(b)	136,794	143,469
3.358%, due 8/1/2041(a)(b)	30,724	32,269
3.368%, due 5/1/2041(a)(b)	20,800	21,735
3.377%, due 4/1/2041(a)(b)	44,612	46,802
3.389%, due 4/1/2041(a)(b)	50,006	52,437
3.392%, due 6/1/2041(a)(b)	103,826	108,906
3.500%, due 7/1/2021(a)	256,373	269,227
3.500%, due 12/1/2025 - 2/1/2027(a)	2,979,306	3,127,733
3.549%, due 8/1/2040(a)(b)	35,894	37,753
3.567%, due 7/1/2040(a)(b)	15,848	16,670
3.572%, due 8/1/2040(a)(b)	32,957	34,679
3.576%, due 7/1/2040(a)(b)	11,359	11,953
3.601%, due 6/1/2041(a)(b)	57,892	60,967
3.619%, due 6/1/2041(a)(b)	59,812	62,971

See notes to condensed financial statements.

CYS INVESTMENTS, INC.

CONDENSED SCHEDULES OF INVESTMENTS – (Continued)

MARCH 31, 2012 (UNAUDITED)

	Face Amount	Fair Value
3.659%, due 8/1/2040(a)(b)	33,059	34,832
3.676%, due 7/1/2040(a)(b)	37,351	39,162
3.702%, due 5/1/2040(a)(b)	30,311	31,939
3.702%, due 8/1/2040(a)(b)	9,035	9,530
3.813%, due 7/1/2040(a)(b)	30,399	32,124
3.952%, due 9/1/2039(a)(b)	14,042	14,805
3.960%, due 10/1/2039(a)(b)	28,060	29,674
4.000%, due 10/1/2024 - 6/1/2026(a)	1,589,828	1,687,804
4.000%, due 9/1/2030 - 12/1/2030(a)	312,312	331,419
4.500%, due 8/1/2024 - 3/1/2026(a)	294,942	315,889
4.500%, due 4/1/2030 - 11/1/2030(a)	148,625	158,243
5.000%, due 4/1/2041 - 5/1/2041(a)	221,805	239,707
5.000%, due 4/1/2042	700,000	756,104

Total Fannie Mae Pools	11,322,098	11,903,999

Freddie Mac Pools - 82.6%(c)
2.614%, due 3/1/2042(a)(b)	40,055	41,508
2.798%, due 12/1/2041(b)	49,432	51,274
2.977%, due 9/1/2041(a)(b)	45,722	47,704
3.025%, due 9/1/2041(a)(b)	43,584	45,464
3.137%, due 11/1/2041(a)(b)	49,467	51,722
3.226%, due 2/1/2041(a)(b)	37,539	39,422
3.242%, due 12/1/2040(a)(b)	39,985	41,941
3.248%, due 1/1/2041(a)(b)	43,435	45,617
3.267%, due 6/1/2041(b)	40,095	41,920
3.421%, due 9/1/2041(a)(b)	46,876	49,369
3.500%, due 4/1/2026 - 2/1/2027(a)	231,789	242,354
3.649%, due 6/1/2041(a)(b)	44,396	46,815
4.000%, due 10/1/2025 - 5/1/2026(a)	153,035	161,814
4.500%, due 7/1/2024 - 5/1/2025(a)	115,750	123,552
5.500%, due 8/1/2038	210,439	229,377

Total Freddie Mac Pools	1,191,599	1,259,853

Ginnie Mae Pools - 9.4%(c)
3.500%, due 7/20/2040(a)(b)	119,432	126,385
4.000%, due 1/20/2040(a)(b)	16,251	17,206

Total Ginnie Mae Pools	135,683	143,591

Total Mortgage Pass-Through Agency RMBS (Cost - $13,059,534)	12,649,380	13,307,443

U.S. Treasury Bills - 3.9%(c)
0.060%, due 8/2/2012(d)	60,000	59,981

Total U.S. Treasury Bills (Cost - $59,982)	60,000	59,981

Other investments (Cost - $14,261)(e) - 1.4%(c)	27,944	21,415

Total Investments in Securities (Cost - $13,133,777)	$12,737,324	$13,388,839

Interest Rate Cap Contracts - 0.3%(c)

Expiration	Cap Rate	Notional Amount	Fair Value
12/30/2014	2.073%	$200,000	$401
10/15/2015	1.428%	300,000	2,376
11/8/2015	1.360%	200,000	1,771

Total Interest Rate Cap Contracts (Cost, $12,762)		$700,000	$4,548

Interest Rate Swap Contracts - (5.6%)(c)(f)

Expiration	Pay Rate	Notional Amount	Fair Value
5/26/2013	1.600%	$100,000	$(1,263)
6/30/2013	1.378%	300,000	(3,238)
7/15/2013	1.365%	300,000	(3,281)

See notes to condensed financial statements.

CYS INVESTMENTS, INC.

CONDENSED SCHEDULES OF INVESTMENTS – (Continued)

MARCH 31, 2012 (UNAUDITED)

Expiration	Pay Rate	Notional Amount	Fair Value
12/15/2013	1.309%	400,000	(5,182)
12/16/2013	1.264%	400,000	(4,876)
12/16/2013	1.281%	500,000	(6,235)
12/17/2013	1.323%	400,000	(5,285)
7/1/2014	1.720%	100,000	(2,468)
7/16/2014	1.733%	250,000	(6,340)
8/16/2014	1.353%	200,000	(3,396)
9/23/2014	1.312%	500,000	(8,086)
10/6/2014	1.173%	240,000	(3,069)
2/14/2015	2.145%	500,000	(20,194)
6/2/2016	1.940%	300,000	(11,021)
(g)12/19/2016	1.426%	250,000	(1,007)

Interest Rate Swap Contracts (Cost, $0)		$4,740,000	$(84,941)

LEGEND

(a)	Securities or a portion of the securities are pledged as collateral for repurchase agreements or interest rate swap contracts.
(b)	The coupon rate shown on floating or adjustable rate securities represents the rate at March 31, 2012.
(c)	Percentage of net assets.
(d)	Zero coupon bond, rate shown represents purchase yield.
(e)	Comprised of investments that were individually less than 1% of net assets.
(f)	The Company’s interest rate swap contracts receive a floating rate set quarterly to three month LIBOR.
(g)	The interest rate swap effective date is December 19, 2012 and does not accrue any income or expense until that date.

See notes to condensed financial statements.

CYS INVESTMENTS, INC.

CONDENSED SCHEDULES OF INVESTMENTS – (Continued)

DECEMBER 31, 2011 (UNAUDITED)*

INVESTMENTS IN SECURITIES – UNITED STATES OF AMERICA

(In thousands)	Face Amount	Fair Value
Fixed Income Securities - 878.6% (c)
Mortgage Pass-Through Agency RMBS - 869.9% (c)
Fannie Mae Pools - 785.0% (c)
2.820%, due 3/1/2042(b)	$20,000	$20,627
2.840%, due 1/1/2042(b)	36,000	37,288
2.850%, due 1/1/2042(b)	16,000	16,575
2.880%, due 12/1/2041(b)	63,081	65,342
2.900%, due 2/1/2042(b)	50,000	51,750
2.940%, due 1/1/2042(b)	15,000	15,572
2.979%, due 10/1/2040(a)(b)	43,981	45,730
3.005%, due 1/1/2041(a)(b)	40,986	42,804
3.028%, due 12/1/2040(a)(b)	150,737	157,242
3.050%, due 9/1/2041(a)(b)	48,486	50,252
3.054%, due 9/1/2041(a)(b)	48,199	50,255
3.120%, due 1/1/2042(b)	50,000	52,016
3.168%, due 9/1/2041(a)(b)	39,736	41,366
3.176%, due 1/1/2042(b)	36,000	37,530
3.178%, due 10/1/2041(a)(b)	50,099	52,153
3.179%, due 7/1/2041(a)(b)	36,737	38,265
3.200%, due 6/1/2041(a)(b)	180,296	187,753
3.214%, due 11/1/2040(a)(b)	37,557	39,183
3.224%, due 7/1/2040(a)(b)	41,581	43,485
3.238%, due 9/1/2041(a)(b)	110,829	115,419
3.239%, due 3/1/2041(a)(b)	17,931	18,644
3.246%, due 4/1/2041(a)(b)	59,124	61,544
3.251%, due 10/1/2041(a)(b)	101,419	105,830
3.255%, due 11/1/2040(a)(b)	42,699	44,561
3.258%, due 12/1/2040(a)(b)	62,487	65,219
3.263%, due 6/1/2041(a)(b)	51,090	53,186
3.282%, due 5/1/2041(a)(b)	41,835	43,569
3.284%, due 9/1/2041(a)(b)	89,046	92,760
3.287%, due 6/1/2041(a)(b)	115,948	120,770
3.308%, due 6/1/2041(a)(b)	33,112	34,480
3.308%, due 10/1/2041(a)(b)	145,746	151,824
3.356%, due 8/1/2041(a)(b)	31,291	32,620
3.366%, due 5/1/2041(a)(b)	22,685	23,661
3.387%, due 4/1/2041(a)(b)	52,425	54,583
3.391%, due 4/1/2041(a)(b)	46,394	48,322
3.396%, due 6/1/2041(a)(b)	109,987	114,549
3.500%, due 7/1/2021 (a)	272,115	284,948
3.500%, due 12/1/2025 - 1/1/2027(a)	2,337,971	2,446,851
3.546%, due 8/1/2040(a)(b)	37,780	39,569
3.564%, due 7/1/2040(a)(b)	13,746	14,405
3.574%, due 7/1/2040(a)(b)	16,592	17,388
3.577%, due 8/1/2040(a)(b)	37,002	38,791
3.599%, due 6/1/2041(a)(b)	64,248	67,400
3.616%, due 6/1/2041(a)(b)	62,636	65,703

See notes to condensed financial statements.

CYS INVESTMENTS, INC.

CONDENSED SCHEDULES OF INVESTMENTS – (Continued)

DECEMBER 31, 2011 (UNAUDITED)*

	Face Amount	Fair Value
3.677%, due 7/1/2040(a)(b)	39,283	41,115
3.682%, due 8/1/2040(a)(b)	37,852	39,770
3.699%, due 5/1/2040(a)(b)	31,975	33,665
3.701%, due 8/1/2040(a)(b)	9,420	9,902
3.734%, due 9/1/2039(a)(b)	25,442	26,734
3.811%, due 7/1/2040(a)(b)	33,941	35,739
3.951%, due 9/1/2039(a)(b)	14,578	15,410
3.965%, due 10/1/2039(a)(b)	30,165	31,831
4.000%, due 10/1/2024 - 6/1/2026(a)	1,689,232	1,783,467
4.000%, due 9/1/2030 - 12/1/2030(a)	392,940	415,235
4.500%, due 5/1/2023 - 3/1/2026(a)	369,311	393,873
4.500%, due 4/1/2030 - 11/1/2030(a)	158,827	169,867
5.000%, due 4/1/2041 - 5/1/2041(a)	239,747	259,123

Total Fannie Mae Pools	8,053,327	8,457,515

Freddie Mac Pools - 71.2% (c)
2.983%, due 9/1/2041(a)(b)	48,696	50,838
3.025%, due 9/1/2041(a)(b)	49,029	51,159
3.236%, due 12/1/2040(a)(b)	42,661	44,466
3.240%, due 2/1/2041(a)(b)	39,068	40,779
3.246%, due 1/1/2041(a)(b)	46,017	48,037
3.272%, due 6/1/2041(a)(b)	45,131	46,984
3.423%, due 9/1/2041(a)(b)	48,337	50,535
3.500%, due 4/1/2026(a)	180,607	188,414
3.645%, due 6/1/2041(a)(b)	46,075	48,390
4.000%, due 10/1/2025(a)	57,327	60,183
4.500%, due 7/1/2024 - 5/1/2025(a)	129,517	137,334

Total Freddie Mac Pools	732,465	767,119

Ginnie Mae Pools - 13.7% (c)
3.500%, due 7/20/2040(a)(b)	78,468	82,891
3.500%, due 7/20/2040(a)(b)	44,331	46,830
4.000%, due 1/20/2040(a)(b)	17,026	18,099

Total Ginnie Mae Pools	139,825	147,820

Total Mortgage Pass-Through Agency RMBS (Cost - $9,148,730)	8,925,617	9,372,454

U.S. Treasury Bills - 7.0% (c)
0.060%, due 2/9/2012(d)	75,000	74,999

Total U.S. Treasury Bills (Cost - $74,995)	75,000	74,999

Other investments (Cost - $15,318)(e) - 1.7%(c)	27,944	18,675

Total Investments in Securities (Cost - $9,239,043)	$9,028,561	$9,466,128

Interest Rate Cap Contracts - 0.6%(c)

Expiration	Cap Rate	Notional Amount	Fair Value
12/30/2014	2.073%	$200,000	$656
10/15/2015	1.428%	300,000	3,062
11/8/2015	1.360%	200,000	2,248

Total Interest Rate Cap Contracts (Cost, $13,722)		$700,000	$5,966

Interest Rate Swap Contracts - (7.4%)(c)(f)

Expiration	Pay Rate	Notional Amount	Fair Value
5/26/2013	1.600%	$100,000	$(1,266)
6/30/2013	1.378%	300,000	(3,000)

See notes to condensed financial statements.

CYS INVESTMENTS, INC.

CONDENSED SCHEDULES OF INVESTMENTS – (Continued)

DECEMBER 31, 2011 (UNAUDITED)*

Expiration	Pay Rate	Notional Amount	Fair Value
7/15/2013	1.365%	300,000	(3,034)
12/15/2013	1.309%	400,000	(4,587)
12/16/2013	1.264%	400,000	(4,230)
12/16/2013	1.281%	500,000	(5,421)
12/17/2013	1.323%	400,000	(4,695)
7/1/2014	1.720%	100,000	(2,375)
7/16/2014	1.733%	250,000	(6,149)
8/16/2014	1.353%	200,000	(3,059)
9/23/2014	1.312%	500,000	(7,115)
10/6/2014	1.173%	240,000	(2,520)
2/14/2015	2.145%	500,000	(20,274)
6/2/2016	1.940%	300,000	(11,027)
(g)12/19/2016	1.426%	250,000	(724)

Interest Rate Swap Contracts (Cost, $0)		$4,740,000	$(79,476)

LEGEND

*	Derived from audited financial statements.
(a)	Securities or a portion of the securities are pledged as collateral for repurchase agreements or interest rate swap contracts.
(b)	The coupon rate shown on floating or adjustable rate securities represents the rate at December 31, 2011.
(c)	Percentage of net assets.
(d)	Zero coupon bond, rate shown represents purchase yield.
(e)	Comprised of investments that were individually less than 1% of net assets.
(f)	The Company’s interest rate swap contracts receive a floating rate set quarterly to three month LIBOR.
(g)	The interest rate swap effective date is December 19, 2012 and does not accrue any income or expense until that date.

See notes to condensed financial statements.

CYS INVESTMENTS, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(In thousands, except per share numbers)	2012	2011
INVESTMENT INCOME - Interest income	$65,369	$40,980

EXPENSES:
Interest	6,853	3,104
Management fees	—	2,840
Compensation and benefits	3,164	544
General, administrative and other	1,955	1,034

Total expenses	11,972	7,522

Net investment income	53,397	33,458

GAINS AND (LOSSES) FROM INVESTMENTS:
Net realized gain (loss) on investments	5,173	5,909
Net unrealized appreciation (depreciation) on investments	27,977	13,911

Net gain (loss) from investments	33,150	19,820

GAINS AND (LOSSES) FROM SWAP AND CAP CONTRACTS:
Net swap and cap interest income (expense)	(11,506)	(11,859)
Net unrealized appreciation (depreciation) on swap and cap contracts	(5,923)	10,678

Net gain (loss) from swap and cap contracts	(17,429)	(1,181)

NET INCOME	$69,118	$52,097

NET INCOME PER COMMON SHARE BASIC & DILUTED	$0.66	$0.74

See notes to condensed financial statements.

CYS INVESTMENTS, INC.

CONDENSED STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)

(In thousands)	Three Months Ended March 31, 2012
Net income:
Net investment income	$53,397
Net realized gain (loss) on investments	5,173
Net unrealized appreciation (depreciation) on investments	27,977
Net gain (loss) on swap and cap contracts	(17,429)

Net income	69,118

Capital transactions:
Net proceeds from issuance of common shares	436,592
Distributions to shareholders	(58,069)
Amortization of share based compensation	693

Increase in net assets from capital transactions	379,216

Total increase in net assets	448,334

Net assets:
Beginning of period	1,077,458

End of period	$1,525,792

See notes to condensed financial statements.

CYS INVESTMENTS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$69,118	$52,097
Adjustments to reconcile net income to net cash used in operating activities:
Purchase of investment securities	(4,764,173)	(2,755,907)
Proceeds from disposition of investment securities	314,522	402,841
Proceeds from paydowns of investment securities	543,180	184,984
Amortization of share based compensation	693	544
Amortization of premiums and discounts on investment securities	16,910	5,804
Amortization of premiums on interest rate cap contracts	960	960
Net realized (gain) loss on investments	(5,173)	(5,909)
Net unrealized (appreciation) depreciation on investments	(27,977)	(13,911)
Net unrealized (appreciation) depreciation on swap and cap contracts	5,923	(10,678)
Change in assets and liabilities:
Receivable for securities sold and principal repayments	(111,368)	(200,461)
Interest receivable	(6,337)	(7,012)
Other assets	285	281
Payable for securities purchased	3,171,681	150,590
Accrued interest payable	(53)	4,150
Related party management fee payable	—	232
Accrued expenses and other liabilities	497	(122)

Net cash used in operating activities	(791,312)	(2,191,517)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	17,917,781	7,963,285
Repayments of repurchase agreements	(17,563,926)	(6,043,099)
Net proceeds from issuance of common shares	436,592	275,822

Net cash provided by financing activities	790,447	2,196,008

Net increase (decrease) in cash and cash equivalents	(865)	4,491
CASH AND CASH EQUIVALENTS - Beginning of period	11,508	1,510

CASH AND CASH EQUIVALENTS - End of period	$10,643	$6,001

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$21,037	$11,616

SUPPLEMENTAL DISCLOSURES OF NONCASH FLOW INFORMATION:
Distributions declared, not yet paid	$58,069	$49,536

See notes to condensed financial statements.

CYS INVESTMENTS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION

CYS Investments, Inc. (the “Company”) was formed as a Maryland corporation on January 3, 2006, and commenced operations on February 10, 2006. The Company has elected to be taxed and intends to continue to qualify as a real estate investment trust (“REIT”) and is required to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), with respect thereto. Since March 2008, the Company has exclusively purchased residential mortgage-backed securities that are issued and the principal and interest of which are guaranteed by a federally chartered corporation (“Agency RMBS”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government such as the Government National Mortgage Association (“Ginnie Mae”), or U.S. Treasuries securities. The Company’s common stock trades on the New York Stock Exchange under the symbol “CYS.”

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The interim unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2011, included in the annual report on Form 10-K. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

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

During the term of the interest rate swap or cap, the Company makes or receives periodic payments and unrealized gains or losses are recorded as a result of marking the swap and cap to their fair value. When the swap or cap is terminated, the Company records a realized gain or loss equal to the difference between the proceeds from (or cost of) the closing transaction and the

Company’s cost basis in the contract, if any. The periodic payments, amortization of premiums on cap contracts and any realized or unrealized gains or losses are reported under gains and losses from swap and cap contracts in the statements of operations. Swaps involve a risk that interest rates will move contrary to the Company’s expectations, thereby increasing the Company’s payment obligation.

Because the Company uses financial reporting for investment companies, its investments, including its interest rate swap and cap contracts, are carried at fair value with changes in fair value included in earnings. Consequently, there would be no impact to designating interest rate swaps and caps as cash flow or fair value hedges under GAAP.

The Company is exposed to credit loss in the event of nonperformance by the counterparty to the swap or cap limited to the amount of collateral posted that exceeds the fair value of the contract. However, as of March 31, 2012 and December 31, 2011 the Company did not anticipate nonperformance by any counterparty. Should interest rates move unexpectedly, the Company may not achieve the anticipated benefits of the interest rate swap or cap and may realize a loss.

Investment Valuation

The Company has established a pricing committee responsible for establishing valuation policies and procedures as well as approving valuations on a monthly basis at a pricing meeting. The pricing committee is made up of individuals from the accounting team, the investment team and senior management.

Agency RMBS and U.S. Treasury securities are generally valued on the basis of valuations provided by third party pricing services, as derived from such services’ pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and asked prices, broker quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security.

Interest rate swaps and caps are generally valued using valuations provided by broker quotations. Such broker quotations are based on the present value of fixed and projected floating rate cash flows over the term of the swap contract. Future cash flows are discounted to their present value using swap rates provided by electronic data services or by broker.

CLOs are generally valued using valuations provided by broker quotations, as derived from such brokers’ pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and asked prices, prices or yields of securities with similar characteristics, default rates, recovery rates, prepayment rates, reinvestment rates, and information pertaining to the issuer, as well as industry and economic events.

All valuations received from third party pricing services or broker quotes are non-binding. The Company does not adjust any of the prices received from third party pricing services, and all prices are reviewed by the Company. This review includes comparisons of similar market transactions, alternative third party pricing services and broker quotes, or comparisons to a pricing model. To ensure the proper fair value hierarchy, the Company reviews the third party pricing service’s methodology to understand whether observable or unobservable inputs are being used.

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

Forward Settling Transactions

The Company may engage in forward settling transactions. The Company records forward settling transactions on the trade date and maintains security positions such that sufficient liquid assets will be available to make payment on the settlement date for the securities purchased. Securities purchased on a forward settling basis are carried at fair value and begin earning interest on the settlement date. Losses may occur on these transactions due to changes in market conditions or the failure of counterparties to perform under the contract. Among other forward settling transactions, the Company may transact in to-be-announced Securities (“TBAs”). As with other forward settling transactions, a seller agrees to issue TBAs at a future date. However, the seller does not specify the particular securities to be delivered. Instead, the Company agrees to accept any security that meets specified terms such as issuer, interest rate and terms of underlying mortgages. The Company records TBAs on the trade date utilizing information associated with the specified terms of the transaction as opposed to the specific mortgages. TBAs are carried at fair value and begin earning interest on the settlement date. Losses may occur due to the fact that the actual underlying mortgages received may be less favorable than those anticipated by the Company. As of March 31, 2012 the Company had pledged Agency RMBS with a fair value of $11.5 million on its open forward settling and TBAs. The Company did not have any pledged Agency RMBS on its open forward settling transactions as of December 31, 2011.

Repurchase Agreements

Repurchase agreements are borrowings that are collateralized by the Company’s Agency RMBS and are carried at their amortized cost, which approximates their fair value due to their short term nature, generally 30-90 days. The Company’s repurchase agreement counterparties are large institutional dealers in fixed income securities. Collateral is valued daily and counterparties may require additional collateral when appropriate. At March 31, 2012 and December 31, 2011, Agency RMBS owned with a fair value of approximately $8,655.2 million and $8,284.4 million, respectively, have been pledged as collateral for repurchase agreements for which the counterparty has the right to sell or repledge.

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

Reclassification and Presentation

The statements of operations for the three months ended March 31, 2011 had previously provided separate disclosure of related party management compensation, which included the expense relating to restricted stock granted to non-employees (prior to the Company’s internalization of management (the “Internalization”)). The related party management compensation for the three months ended March 31, 2011 of $544 thousand, was reclassified to compensation and benefits in the presentation herein. The statements of changes in net assets and statements of cash flows for the three months ended March 31, 2011 had previously provided disclosure of amortization of related party management compensation which has been changed to amortization of share based compensation.

Compensation and Benefits

Included in the Company’s compensation and benefits are salaries, incentive compensation, benefits, share based compensation and the expense relating to restricted stock granted to non-employees (prior to the Internalization). The Company accounts for share based compensation using the fair value based methodology prescribed by ASC 718, Share-Based Payment (“ASC 718”). Compensation cost related to restricted common stock issued is measured at its estimated fair value at the grant date and recognized as expense over the vesting period. Prior to the Internalization, which became effective on September 1, 2011, compensation cost related to restricted common stock and common stock options issued to the Company’s executive officers, certain employees of its Manager and its sub-advisors and other individuals who provide services to the Company was initially measured at estimated fair value at the grant date and was remeasured on subsequent dates to the extent the awards were unvested.

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

Earnings Per Share (“EPS”)

Basic EPS is computed using the two class method by dividing net income (loss), after adjusting for the impact of unvested stock awards deemed to be participating securities, by the weighted average number of common shares outstanding calculated excluding unvested stock awards. Diluted EPS is computed by dividing net income (loss), after adjusting for the impact of unvested stock awards deemed to be participating securities, by the weighted average number of common shares outstanding calculated excluding unvested stock awards, giving effect to common stock options and warrants, if they are not anti-dilutive. See note 3 for EPS computations.

Recent Accounting Pronouncements

In April 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-03, Reconsideration of Effective Control for Repurchase Agreements (Topic 860), Transfers and Servicing. In a typical repurchase agreement transaction, an entity transfers financial assets to a counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future. Prior to this update, one of the factors in determining whether sale treatment could be used was whether the transferor maintained effective control of the transferred assets by having the ability to repurchase such assets. Based on this update, the FASB concluded that the assessment of effective control should focus on a transferor’s contractual rights and obligations with respect to transferred financial assets rather than whether the transferor has the practical ability to perform in accordance with those rights or obligations. Therefore, this update removes the transferor’s ability criterion from consideration of effective control. This update was effective for the first interim or annual period beginning on or after December 15, 2011 and did not have a material effect on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, (Topic 820), Fair Value Measurements. ASU 2011-04 changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update was effective for the first interim or annual period beginning on or after December 15, 2011 and did not have a material effect on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210), Balance Sheet. The update requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective December 1, 2013 and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset. As a result, we do not expect this guidance to have a material effect on the Company’s financial statements.

3. EARNINGS PER SHARE

Components of the computation of basic and diluted EPS were as follows (in thousands, except per share numbers):

	Three Months Ended March 31,
	2012	2011
Net income	$69,118	$52,097
Less dividends paid:
Common shares	(57,691)	(49,068)
Unvested shares	(378)	(468)

Undistributed earnings	11,049	2,561

Basic weighted average shares outstanding:
Common shares	103,952	70,153

Basic earnings per common share:
Distributed earnings	$0.55	$0.70
Undistributed earnings	0.11	0.04

Basic earnings per common share	$0.66	$0.74

Diluted weighted average shares outstanding:
Common shares	103,952	70,153
Net effect of dilutive warrants (1)	—	2

	103,952	70,155

Diluted earnings per common share:
Distributed earnings	$0.55	$0.70
Undistributed earnings	0.11	0.04

Diluted earnings per common share	$0.66	$0.74

(1)

The impact of equity instruments is not included in the computation of EPS for periods in which their inclusion would be anti-dilutive. For the three months ended March 31, 2012 and 2011, the Company had an aggregate of 131,000 stock options outstanding with a weighted average exercise price of $30.00 that were not included in the calculation of EPS for the three months ended March 31, 2012 and 2011, as their inclusion would have been anti-dilutive. These equity instruments may have a dilutive impact on future EPS.

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

Excluded from the tables below are financial instruments carried on the accompanying financial statements at cost basis, which is deemed to approximate fair value, primarily due to the short duration of these instruments, including cash and cash equivalents, receivables, payables and borrowings under repurchase arrangements with initial terms of 120 days or less. The fair value of these instruments is determined using level two inputs. The following tables provide a summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

March 31, 2012

	000,000,000	000,000,000	000,000,000	000,000,000
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Agency RMBS	$—	$13,307,443	$—	$13,307,443
U.S. Treasury Bills	59,981	—	—	59,981
CLOs	—	—	21,415	21,415
Interest rate cap contracts	—	4,548	—	4,548

Total	$59,981	$13,311,991	$21,415	$13,393,387

Liabilities
Interest rate swap contracts	$—	$84,941	$—	$84,941

December 31, 2011

	000,000,000	000,000,000	000,000,000	000,000,000
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Agency RMBS	$—	$9,372,454	$—	$9,372,454
U.S. Treasury Bills	74,999	—	—	74,999
CLOs	—	—	18,675	18,675
Interest rate cap contracts	—	5,966	—	5,966

Total	$74,999	$9,378,420	$18,675	$9,472,094

Liabilities
Interest rate swap contracts	$—	$79,476	—	$79,476

The table below presents a reconciliation of changes in assets classified as Level 3 in the Company’s financial statements for the three months ended March 31, 2012 and 2011. A discussion of the method of fair valuing these assets is included above in “Investment Valuation.” CLOs are generally valued using valuations provided by broker quotations. The Company validates the broker quotations using internal discounted cash flow models. The significant unobservable inputs used in the fair value measurement of the Company’s CLOs are prepayment rates, probability of default, and recovery rate in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates. The weighted average inputs to the models were:

	Constant Prepayment Rate	Default Rate	Recovery Rate	Recovery Lag
Weighted Average	20%	2%	60%	6 Months

Fair Value Reconciliation, Level 3

(in thousands)

	Three Months Ended March 31,
	2012	2011
CLOs
Beginning balance Level 3 assets	$18,675	$20,478
Change in net unrealized appreciation (depreciation)	3,797	4,577
Cash payments recorded as a reduction of cost basis	(1,057)	(1,108)
Transfers into (out of) Level 3	—	—

Ending balance Level 3 assets	$21,415	$23,947

The Agency RMBS portfolio consisted of Agency RMBS as follows:

March 31, 2012

	Par Value	Fair Value	Weighted Average
Asset Type	(in thousands)		Cost/Par	Fair Value/Par	MTR(1)		Coupon	CPR(2)
10 Year Fixed Rate	$256,373	$269,227	$103.88	$105.01	N/A		3.50%	13.8%
15 Year Fixed Rate	7,306,193	7,666,261	103.05	104.93	N/A		3.54%	14.8%
20 Year Fixed Rate	460,938	489,662	102.36	106.23	N/A		4.16%	21.8%
30 Year Fixed Rate	1,132,244	1,225,193	106.90	108.21	N/A		5.09%	26.5%
Hybrid ARMs	3,493,632	3,657,100	102.54	104.68	65.9		3.19%	20.1%

Total/Weighted Average	$12,649,380	$13,307,443	$103.24	$105.20	65.9	(3)	3.61%	17.3%

December 31, 2011

	Par Value	Fair Value	Weighted Average
Asset Type	(in thousands)		Cost/Par	Fair Value/Par	MTR(1)		Coupon	CPR(2)
10 Year Fixed Rate	$272,115	$284,948	$103.96	$104.72	N/A		3.50%	13.6%
15 Year Fixed Rate	4,763,965	5,010,121	102.53	105.17	N/A		3.79%	17.8%
20 Year Fixed Rate	551,766	585,103	102.32	106.04	N/A		4.14%	28.1%
30 Year Fixed Rate	239,747	259,123	103.09	108.08	N/A		5.00%	26.3%
Hybrid ARMs	3,098,024	3,233,159	102.31	104.36	64.0		3.29%	20.3%

Total/Weighted Average	$8,925,617	$9,372,454	$102.50	$105.01	64.0	(3)	3.66%	19.5%

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

As of March 31, 2012 and December 31, 2011, the Company’s Agency RMBS were purchased at a net premium to their par value due to the average interest rates on these investments being higher than prevailing market rates. As of March 31, 2012 and December 31, 2011, approximately $410.5 million and $223.5 million, respectively, of unamortized premium was included in the cost basis of the securities.

Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of March 31,

2012 and December 31, 2011, the average final contractual maturity of the Company’s Agency RMBS portfolio is in year 2032 and 2031, respectively. Interest income on Agency RMBS for the three months ended March 31, 2012 and 2011, was $64.1 million and $40.0 million, respectively.

In order to mitigate its interest rate exposure, the Company enters into interest rate swap and cap contracts. The Company did not enter into any swap and cap contract transactions during the three months ended March 31, 2012. The Company had the following interest rate swap and cap transactions during the three months ended March 31, 2011 (in thousands):

Three Months Ended March 31, 2011
Trade Date	Transaction	Notional
February 2011	Opened	$500,000
March 2011	Opened	250,000

Net Increase		$750,000

As of March 31, 2012 and December 31, 2011, the Company had net pledged Agency RMBS and U.S Treasury securities with a fair value of $140.2 million and $127.9 million, respectively, as collateral on interest rate swap and cap contracts. Below is a summary of our interest rate swap and cap contracts open as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011 (in thousands):

Derivatives not designated as hedging instruments under ASC 815(a)
Interest Rate Swap Contracts	Notional Amount	Fair Value	Statement of Assets and Liabilities Location
March 31, 2012	$4,740,000	$(84,941)	Liabilities
December 31, 2011	4,740,000	(79,476)	Liabilities

Interest Rate Cap Contracts	Notional Amount	Fair Value	Statement of Assets and Liabilities Location
March 31, 2012	$700,000	$4,548	Assets
December 31, 2011	700,000	5,966	Assets

		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging	Location of Gain or (Loss) Recognized in	Three Months Ended March 31,
Instruments under ASC 815(a)	Income on Derivative	2012	2011
Interest rate swap and cap contracts	Net gain (loss) from swap and cap contracts	$(17,429)	$(1,181)

(a)	See note 2 for additional information on the Company’s purpose for entering into interest rate swaps and caps and the decision not to designate them as hedging instruments.

Credit Risk

At March 31, 2012 and December 31, 2011, the Company continued to have minimal exposure to credit losses on its mortgage assets by owning principally Agency RMBS. The payment of principal and interest on Agency RMBS is guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the United States government. While it is hoped that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy their guarantees of Agency RMBS.

On August 5, 2011, Standard & Poor’s downgraded the U.S.’s credit rating to AA+ for the first time. Because Fannie Mae and Freddie Mac are in conservatorship of the U.S. Government, the implied credit ratings of Agency RMBS guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae were also downgraded to AA+. While this downgrade did not have a significant impact on the fair value of the Agency RMBS in the Company’s portfolio, it has increased the uncertainty regarding the credit risk of Agency RMBS.

The Company’s CLOs do not have the backing of Fannie Mae, Freddie Mac or Ginnie Mae. Payment of principal and interest is dependent on the performance of the underlying loans, which are subject to borrower default and possible losses.

5. BORROWINGS

The Company leverages its Agency RMBS portfolio through the use of repurchase agreements. Each of the borrowing vehicles used by the Company bears interest at floating rates based on a spread above or below the LIBOR. The fair value of borrowings under repurchase agreements approximates their carrying amount due to the short term nature of these financial instruments.

Certain information with respect to the Company’s borrowings is summarized in the following tables. Each of the borrowings listed is contractually due in one year or less (dollars in thousands).

March 31, 2012
Outstanding borrowings	$8,234,669
Interest accrued thereon	$2,425
Weighted average borrowing rate	0.34%
Weighted average remaining maturity (in days)	37.2
Fair value of the collateral(1)	$8,655,219

December 31, 2011
Outstanding borrowings	$7,880,814
Interest accrued thereon	$3,747
Weighted average borrowing rate	0.36%
Weighted average remaining maturity (in days)	27.6
Fair value of the collateral(1)	$8,284,423

(1)	Collateral for borrowings consists of Agency RMBS.

At March 31, 2012 and December 31, 2011, the Company did not have any repurchase agreements where the amount at risk exceeded 10% of net assets.

6. CONTINGENCIES

The Company enters into certain contracts that contain a variety of indemnifications, principally with brokers. The maximum potential amount of future payment the Company could be required to make under these indemnification provisions is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2012 and December 31, 2011.

7. SHARE CAPITAL

The Company has authorized 500,000,000 shares of common stock having par value of $0.01 per share. As of March 31, 2012 and December 31, 2011, the Company had issued and outstanding 116,138,501 and 82,753,036 shares of common stock, respectively. The Company’s common stock transactions during the three months ended March 31, 2012 and 2011 are as follows:

	Three months ended March 31, 2012		Three Months ended March 31, 2011
	Shares	Amount	Shares	Amount
Shares sold in public offerings or issued as restricted stock	33,385,465	$437,285,499	23,008,643	$276,365,388

The Company has authorized 50,000,000 shares of preferred stock having a par value of $0.01 per share. As of March 31, 2012 and December 31, 2011, no such shares were issued or outstanding.

Equity Offerings

On February 1, 2012, the Company closed a public offering of 28,750,000 shares of its common stock at a public offering price of $13.28 per share for total net proceeds of approximately $377.3 million, after the underwriting discount and commissions and expenses.

Dividend Reinvestment and Direct Stock Purchase Plan (“DSPP”)

The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of common stock by reinvesting some or all of the cash dividends received on shares of common stock.

Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. For the three months ended March 31, 2012 and 2011 the Company issued 1,486,699 and 1,659 shares under the plan, respectively, raising approximately $19.9 million and $21,076 of net proceeds, respectively. As of March 31, 2012 and December 31, 2011, there were approximately 7.9 million and 9.4 million shares, respectively, available for issuance under this plan.

Restricted Stock Awards

For the three months ended March 31, 2012 and 2011 the Company granted 189,034 and 6,984 shares of restricted stock, respectively to certain of its directors, officers and employees.

Equity Placement Program (“EPP”)

On June 7, 2011, the Company entered into a sales agreement with JMP Securities LLC whereby the Company may, from time to time, publicly offer and sell up to 15,000,000 shares of the Company’s common stock through at-the-market transactions and/or privately negotiated transactions. For the three months ended March 31, 2012, the Company issued 2,959,732 shares under the plan raising approximately $39.7 million. As of March 31, 2012 and December 31, 2011, 12,040,268 and 15,000,000 shares of common stock, respectively, remained available for issuance to be sold under the sales agreement.

8. FINANCIAL HIGHLIGHTS

In accordance with financial reporting requirements applicable to investment companies, the Company has included below certain financial highlight information for the three months ended March 31, 2012 and 2011:

	Per Share
	Three months ended March 31,
	2012		2011
Net asset value, beginning of period	$13.02		$11.59
Net income:
Net investment income	0.51	(a)	0.47	(a)
Net gain from investments and swap and cap contracts	0.15	(a)	0.26	(a)

Net income	0.66		0.73

Capital transactions:
Distributions to shareholders	(0.50)		(0.70)
Issuance of common shares and amortization of share based compensation	(0.04	) (a)	0.12	(a)

Net decrease in net asset value from capital transactions	(0.54)		(0.58)

Net asset value, end of period	$13.14		$11.74

Net asset value total return (%)	4.76	% (b)	7.33	% (b)
Market value total return (%)	3.41	% (b)	(1.78	)% (b)
Ratios to Average Net Assets
Expenses before interest expense	1.46	% (c)	2.11	% (c)
Total expenses	3.41	% (c)	3.64	% (c)
Net investment income	15.19	% (c)	16.18	% (c)

(a)	Calculated based on average shares outstanding during the period. Average shares outstanding include vested and unvested restricted shares and differs from weighted average shares outstanding used in calculating EPS (see note 3).
(b)	Not computed on an annualized basis.
(c)	Computed on an annualized basis.

9. SUBSEQUENT EVENTS

On April 1, 2012, an aggregate of 7,422 shares of restricted common stock were granted to certain directors as a portion of their compensation for serving on the Company’s board of directors.

The CPR of the Company’s Agency RMBS portfolio was approximately 20.6% for the month of April 2011.

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

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 13, 2012.

Forward Looking Statements

When used in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission (“SEC”) or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and assumptions. The forward-looking statements we make in this Quarterly Report on Form 10-Q include, but are not limited to, statements about the following:

•	the effect of movements in interest rates on our assets and liabilities (including our hedging instruments) and our net income;

•	our investment, financing and hedging strategy and the success of these strategies;

•	the effect of increased prepayment rates on our portfolio;

•	our ability to convert our assets into cash or extend the financing terms related to our assets;

•	the effect of widening credit spreads on the value of our assets and investment strategy;

•	the types of indebtedness we may incur;

•	our ability to quantify risks based on historical experience;

•	our ability to be taxed as a real estate investment trust (“REIT”) and to maintain an exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”);

•	our assessment of counterparty risk;

•	our ability to meet short term liquidity requirements with our cash flow from operations and borrowings

•	our liquidity;

•	our asset valuation policies;

•	our distribution policy; and

•	the effect of recent U.S. Government actions on interest rates and the housing and credit markets.

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

Overview

We are a specialty finance company created with the objective of achieving consistent risk-adjusted investment income. We seek to achieve this objective by investing, on a leveraged basis, in Agency RMBS. In addition, our investment guidelines permit investments in collateralized mortgage obligations issued by a government agency or government sponsored entity that are collateralized by Agency RMBS (“CMOs”), although we had not invested in any CMOs as of March 31, 2012. We commenced operations in February 2006 and completed our initial public offering in June 2009. Our common stock is traded on the New York Stock Exchange under the symbol “CYS”.

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

In addition to investing in issued pools of Agency RMBS, we regularly utilize forward settling transactions, including forward-settling purchases of Agency RMBS where the pool is “to-be-announced” (“TBAs”). Pursuant to these TBAs, we agree to purchase, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. For our other forward settling transactions, we agree to purchase, for future delivery, Agency RMBS. However, unlike our TBAs, these forward settling transactions reference an identified Agency RMBS.

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

In addition, a variety of factors relating to our business may also impact our results of operations and financial condition. These factors include:

•	our degree of leverage;

•	our access to funding and borrowing capacity;

•	our borrowing costs;

•	our hedging activities;

•	the market value of our investments; and

•	the REIT requirements and the requirements to qualify for a registration exemption under the Investment Company Act.

We anticipate that, for any period during which changes in the interest rates earned on our assets do not coincide with interest rate changes on the corresponding liabilities, such assets will likely change in value more slowly than the corresponding liabilities. Consequently, changes in interest rates, particularly short term interest rates, may significantly influence our net investment income.

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

Trends and Recent Market Impacts

The volatility in the U.S. interest rate markets in 2011 and early 2012 has produced opportunities in our markets. While the performance of the U.S. economy in 2011 turned out to be disappointing primarily due to a lack of significant job growth, the first quarter of 2012 has shown some improvement in job growth and U.S. real gross domestic project growth. The U.S. Federal Reserve (“the Fed”) announced in March 2012 that it intended to keep the Federal Funds Target Rate near zero through late-2014 which has had a positive effect on the markets for Agency RMBS. However, in its March 13, 2012 press release, the Fed reaffirmed current economic conditions likely warranted keeping exceptionally low levels for the Federal Funds Target Rate through at least late 2014 despite the improved labor market conditions. The U.S. unemployment rate has declined in recent months from 8.5% in December 2011 to 8.2% in March 2012, however, this downward trend may not necessarily represent the longer-term pace of job creation. The residential construction sector remains depressed, though sales of existing home sales have picked up recently.

Overall inflation and wage pressures have remained muted in recent months but prices of crude oil and gasoline have increased. This environment and the $400 billion maturity extension program described below in “—Government Activity” have created strong demand for U.S. government guaranteed assets, and valuations of Agency RMBS have increased due to such demand.

The following trends and recent market impacts may also affect our business:

Interest Rates

During the three months ended March 31, 2012, long term interest rates started to rise with the 10 Year U.S. Treasury rate (the “10 Year”) increasing from 1.88% at December 31, 2011 to 2.21% at March 31, 2012. This contrasts with long term interest rate movements during 2011, when rates on the 10 Year fell from 3.29% at the beginning of 2011 to 1.88% at December 31, 2011. The main drivers of the increase in long term interest rates are the improved prospects for economic growth and the increased probability the Fed will have to tighten monetary policy sooner rather than later.

The demand for consumer credit, specifically mortgage loans has been strong. This demand has come primarily from banks because of the favorable treatment of Agency RMBS under bank risk based capital guidelines. In addition to banks, demand for mortgage loans has come from the Fed, which in September 2011 announced it would reinvest principal and interest received from its holdings of Agency RMBS. Conversely, supply of mortgage loans has been subdued.

While we have recently seen a slightly more positive trend in U.S. employment and housing data, the U.S. economy still appears to be in a period of slow growth with little inflationary pressure. The U.S. Federal Funds Target Rate remains at 0-0.25%, with no change since mid-December 2008. Since December 2010, 30-Day LIBOR has also remained low with a rate of 0.24% at March 31, 2012, similar to a year ago. However, the rate declined from 0.295% at December 31, 2011, and 3-Month LIBOR also decreased during the first quarter of 2012 from 0.58% at December 31, 2011 to 0.47% at March 31, 2012. The availability of repurchase agreement financing is stable with interest rates between 0.30% and 0.40% for 30-90 day repurchase agreements at March 31, 2012. The following table presents 30-Day LIBOR, 3-Month LIBOR and the U.S. Federal Funds Target Rate at the end of each respective fiscal quarter:

Date	30-Day LIBOR	3-Month LIBOR	Federal Funds Target Rate
March 31, 2012	0.241%	0.468%	0.25%
December 31, 2011	0.295%	0.581%	0.25%
September 30, 2011	0.239%	0.374%	0.25%
June 30, 2011	0.186%	0.246%	0.25%
March 31, 2011	0.243%	0.303%	0.25%
December 31, 2010	0.261%	0.303%	0.25%

Source: Bloomberg

Longer-term interest rates fell sharply in 2011, but increased in the three months ended March 31, 2012. The yield on five year U.S. Treasury notes was 2.006% at the beginning of 2011 and 0.832% at December 31, 2011. However, during the three months ended March 31, 2012, yields on mortgages diverged from the yield on five year U.S. Treasury notes. During the three months ended March 31, 2012, the yield on five year U.S. Treasury notes increased 21 basis points while the yield on par-priced Fannie Mae Agency RMBS backed by 15 year fixed rate mortgage loans decreased 10 basis points. Rates on three year interest rate swaps, currently one of our primary hedging vehicles, decreased by six and 46 basis points during the three months ended March 31, 2012 and year ended December 31, 2011, respectively. Meanwhile, the 3-Month LIBOR, which is the rate used to calculate the interest payments we receive on interest rate swaps and interest rate caps, if any, decreased by five basis points during the three months ended March 31, 2012, to 0.468%. During the three months ended March 31, 2012, the Company purchased $4,786.4 million of Agency RMBS with a weighted average yield of 2.33%.

The following table illustrates this market environment by comparing market levels for three benchmark securities or rates, the yield on five year U.S. Treasury Notes, the three year interest rate swap rate and the price of 15 year Fannie Mae 3.5% Agency RMBS:

Date	Five Year U.S. Treasury Note	Three Year Interest Rate Swap Rates	Market Prices of 15 Year Fannie Mae 3.5% Agency RMBS
March 31, 2012	1.039%	0.758%	$104.922
December 31, 2011	0.832%	0.820%	$104.578
September 30, 2011	0.952%	0.736%	$104.422
June 30, 2011	1.761%	1.147%	$101.828
March 31, 2011	2.277%	1.571%	$100.078
December 31, 2010	2.006%	1.279%	$100.328

Source: Bloomberg

The increase in market prices of Agency RMBS during 2011 and the first three months of 2012 was impacted by the various programs of the U.S. Federal Reserve, including the September 2011 announcement of the $400 billion maturity extension program described below in “—Government Activity.” However, in 2012 the yield curve has started to steepen. Below is a graph of the yield curve at March 31, 2012, December 31, 2011 and December 31, 2010.

Prepayment Rates and Loan Buy-back Programs

Prepayment rates were very low in the summer of 2011 but have begun to increase as mortgages rates continue to push against historical lows. However, the continued weak U.S. housing market and high unemployment have reduced many U.S. homeowners’ ability to refinance their mortgages. The following table presents the prepayment rates for Fannie Mae Agency RMBS backed by 15 year and 30 year fixed rate mortgages:

	Jan-11	Feb-11	Mar-11	Apr-11	May-11	Jun-11	Jul-11	Aug-11	Sep-11	Oct-11	Nov-11	Dec-11

15 Year	17.8%	13.6%	13.7%	12.2%	12.2%	14.7%	15.6%	18.4%	23.0%	25.2%	23.2%	20.8%

30 Year	19.5%	15.5%	15.4%	13.4%	13.0%	14.9%	14.9%	16.8%	21.4%	24.4%	25.2%	23.6%

	Jan-12	Feb-12	Mar-12

15 Year	18.8%	20.9%	21.6%

30 Year	21.6%	25.0%	25.8%

Source: eMBS

The CPR of the Company’s Agency RMBS portfolio was approximately 20.6% for the month of April 2011.

Government Activity

On January 4, 2012, the U.S. Federal Reserve released a report titled “The U.S. Housing Market: Current Conditions and Policy Considerations” to Congress, which provided a framework for thinking about certain issues and tradeoffs that policy makers might consider. It is unclear how future legislation may impact the housing finance market and the investing environment for Agency RMBS as the method of reform is undecided and has not yet been defined by the regulators.

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

In September 2011, the White House announced they are working on a major plan to allow some of the 11 million homeowners who owe more on their mortgages than their homes are worth to refinance. Consequently, in October 2011 the FHFA announced changes to the Home Affordable Refinance Program (“HARP”) to expand access to refinancing for qualified individuals and families whose homes have lost value. One such change is to increase the HARP loan-to-value ceiling above 125%. However, this would only apply to mortgages guaranteed by the Fannie Mae, Freddie Mac or Ginnie Mae. There are many challenging issues to this proposal, notably the question as to whether a loan with a 125% or greater loan-to-value ratio qualifies as a mortgage or an unsecured consumer loan. The chances of this initiative’s success and other ideas proposed by the U.S. Federal Reserve’s white paper, have created additional uncertainty in the RMBS market, particularly with respect to possible increases in prepayment rates.

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

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act is extensive, complicated and comprehensive legislation that impacts practically all aspects of banking and represents a significant overhaul of many aspects of the regulation of the financial services industry. Although many provisions remain subject to further rulemaking, the Dodd-Frank Act implements numerous and far-reaching regulation changes that affect financial companies, including our Company, and other banks and institutions which are important to our business model. Certain notable rules are, among other things:

•

Requiring regulation and oversight of large, systemically important financial institutions by establishing an interagency council on systemic risk and implementation of heightened prudential standards and regulation by the Board of Governors of the U.S. Federal Reserve for systemically important financial institutions (including nonbank financial companies), as well as the implementation of the Federal Deposit Insurance Corporation (“FDIC”) resolution procedures for liquidation of large financial companies to avoid market disruption;

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

Certain programs initiated by the U.S. Government, through the Federal Housing Administration (“FHA”) and the FDIC, to provide homeowners with assistance in avoiding residential mortgage loan foreclosures are currently in effect. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. While the effect of these programs has not been as extensive as originally expected, the effect of such programs for holders of Agency RMBS could be that such holders would experience changes in the anticipated yields of their Agency RMBS due to (i) increased prepayment rates on their Agency RMBS and (ii) lower interest and principal payments on their Agency RMBS.

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

For a discussion of additional risks relating to our business see “Risk Factors” disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 13, 2012.

Financial Condition

As of March 31, 2012 and December 31, 2011, the Agency RMBS in our portfolio were purchased at a net premium to their par value due to the average interest rates on these investments being higher than the prevailing market rates at the time of purchase. As of March 31, 2012 and December 31, 2011, we had approximately $410.5 million and $223.5 million, respectively, of unamortized premium included in the cost basis of our investments.

As of March 31, 2012 and December 31, 2011, our Agency RMBS portfolio consisted of the following assets:

March 31, 2012

	Par Value	Fair Value	Weighted Average
				Fair
Asset Type	(in thousands)		Cost/Par	Value/Par	MTR(1)		Coupon	CPR(2)
10 Year Fixed Rate	$256,373	$269,227	$103.88	$105.01	N/A		3.50%	13.8%
15 Year Fixed Rate	7,306,193	7,666,261	103.05	104.93	N/A		3.54%	14.8%
20 Year Fixed Rate	460,938	489,662	102.36	106.23	N/A		4.16%	21.8%
30 Year Fixed Rate	1,132,244	1,225,193	106.90	108.21	N/A		5.09%	26.5%
Hybrid ARMs	3,493,632	3,657,100	102.54	104.68	65.9		3.19%	20.1%

Total/Weighted Average	$12,649,380	$13,307,443	$103.24	$105.20	65.9	(3)	3.61%	17.3%

December 31, 2011

	Par Value	Fair Value	Weighted Average
				Fair
Asset Type	(in thousands)		Cost/Par	Value/Par	MTR(1)		Coupon	CPR(2)
10 Year Fixed Rate	$272,115	$284,948	$103.96	$104.72	N/A		3.50%	13.6%
15 Year Fixed Rate	4,763,965	5,010,121	102.53	105.17	N/A		3.79%	17.8%
20 Year Fixed Rate	551,766	585,103	102.32	106.04	N/A		4.14%	28.1%
30 Year Fixed Rate	239,747	259,123	103.09	108.08	N/A		5.00%	26.3%
Hybrid ARMs	3,098,024	3,233,159	102.31	104.36	64.0		3.29%	20.3%

Total/Weighted Average	$8,925,617	$9,372,454	$102.50	$105.01	64.0	(3)	3.66%	19.5%

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

Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of March 31, 2012 and December 31, 2011, the average final contractual maturity of the mortgage portfolio is in year 2032 and 2031 respectively. The average expected life of our Agency RMBS reflects the estimated average period of time the securities in the portfolio will remain outstanding. The average expected lives of our Agency RMBS do not exceed five years, based upon the prepayment model obtained through subscription-based financial information service providers. The prepayment model considers current yield, forward yield, the steepness of the yield curve, current mortgage rates, the mortgage rate of the outstanding loan, loan age, margin and volatility. The actual lives of the Agency RMBS in our investment portfolio could be longer or shorter than those estimates depending on the actual prepayment rates experienced over the lives of the applicable securities.

As of March 31, 2012 and December 31, 2011, we had CLOs with a fair value of $21.4 million and $18.7 million, respectively.

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

At March 31, 2012, we were a party to 15 interest rate swaps and three interest rate caps (whereby we will receive interest payments when three-month LIBOR exceeds the cap rate) with maturities between May 2013 and December 2016, aggregate notional amount of $5,440.0 million and a fair value of approximately $(80.4) million. At December 31, 2011, we were a party to 15 interest rate swaps and three interest rate caps with maturities between May 2013 and December 2016, aggregate notional amount of $5,440.0 million and a fair value of approximately $(73.5) million. As of March 31, 2012 and December 31, 2011, the weighted average fixed rate on our interest rate swaps was 1.478%. As of March 31, 2012 and December 31, 2011, the weighted average cap rate on our interest rate caps was 1.593%.

The current fair value of interest rate swaps and caps is heavily dependent on the prevailing market fixed rate, the corresponding term structure of floating rates (known as the yield curve) as well as the expectation of changes in future floating rates.

Liabilities

We have entered into repurchase agreements to finance some of our purchases of Agency RMBS. These agreements are secured by our Agency RMBS and bear interest at rates that have historically moved in close relationship to LIBOR. At March 31, 2012, we had approximately $8,234.7 million of liabilities pursuant to repurchase agreements with 24 counterparties that had weighted average interest rates of approximately 0.34%, and a weighted average maturity of 37.2 days. In addition, as of March 31, 2012, we had approximately $3,635.0 million in payable for securities purchased, a portion of which will be financed through repurchase agreements. At December 31, 2011, we had approximately $7,880.8 million of liabilities pursuant to repurchase agreements with 24 counterparties that had weighted average interest rates of approximately 0.36%, and a weighted average maturity of 27.6 days. In addition, as of December 31, 2011 we had approximately $463.3 million in payable for securities purchased, a portion of which was financed through repurchase agreements. Below is a summary of our payable for securities purchased as of March 31, 2012 and December 31, 2011 (in thousands).

March 31, 2012
Forward Settling Purchases	Settle Date	Par Value	Payable
FHLMC - 30 Year 5.5% Fixed	04/12/2012	$210,439	$228,515
FNMA - 30 Year 5.0% Fixed	04/12/2012	600,000	647,073
FNMA - 15 Year 3.0% Fixed	04/17/2012	1,019,092	1,056,759
FNMA - 15 Year 3.5% Fixed	04/17/2012	45,221	47,530
FHLMC - 15 Year 4.0% Fixed	04/17/2012	100,707	106,897
FNMA - 30 Year 5.0% Fixed	04/17/2012	200,000	215,694
FNMA - 30 Year 2.7% Hybrid ARM	04/24/2012	35,000	36,373
FNMA - 30 Year 2.82% Hybrid ARM	04/24/2012	67,343	69,695
FNMA - 30 Year 2.8% Hybrid ARM	04/25/2012	200,000	207,483
FNMA - 15 Year 3.0% Fixed	05/17/2012	700,000	724,642
FNMA - 15 Year 3.0% Fixed	06/18/2012	200,000	205,572
FHLMC - 15 Year 3.5% Fixed	06/18/2012	60,104	62,908
FNMA - 30 Year 2.72% Hybrid ARM	06/21/2012	25,000	25,842

		$3,462,906	$3,634,983

December 31, 2011
Forward Settling Purchases	Settle Date	Par Value	Payable
FNMA - 15 Year 3.5% Fixed	1/18/2012	$225,000	$232,977
FNMA - 30 Year 2.84% Hybrid ARM	1/24/2012	21,000	21,478
FNMA - 30 Year 2.85% Hybrid ARM	1/24/2012	16,000	16,579
FNMA - 30 Year 2.94% Hybrid ARM	1/24/2012	15,000	15,499
FNMA - 30 Year 3.12% Hybrid ARM	1/24/2012	50,000	51,807
FNMA - 30 Year 2.84% Hybrid ARM	1/24/2012	15,000	15,452
FNMA - 30 Year 3.17% Hybrid ARM	1/27/2012	36,000	37,389
FNMA - 30 Year 2.90% Hybrid ARM	2/23/2012	50,000	51,479
FNMA - 30 Year 2.82% Hybrid ARM	3/22/2012	20,000	20,642

		$448,000	$463,302

Summary Financial Data

	Three Months Ended March 31,
(In thousands, except per share numbers)	2012	2011

Investment income - Interest income
Interest Income - Agency RMBS	$64,147	$40,033
Interest Income - CLOs and Cash Equivalents	1,222	947

Total interest income	65,369	40,980

EXPENSES:
Interest expense	6,853	3,104
Operating expenses	5,119	4,418

Total expenses	11,972	7,522

Net investment income	53,397	33,458

Net gain (loss) from investments	33,150	19,820

GAINS AND (LOSSES) FROM SWAP AND CAP CONTRACTS:
Net swap and cap interest income (expense)	(11,506)	(11,859)
Net unrealized appreciation (depreciation) on swap and cap contracts	(5,923)	10,678

Net gain (loss) from swap and cap contracts	(17,429)	(1,181)

NET INCOME	$69,118	$52,097

Net income per common share (diluted)	$0.66	$0.74

Distributions per common share	$0.50	$0.60

Key Portfolio Statistics*
Average Agency RMBS(1)	$9,238,905	$4,962,719
Average repurchase agreements (2)	8,194,067	4,207,234
Average net assets (3)	1,406,049	838,593
Average yield on Agency RMBS (4)	2.78%	3.27%
Average cost of funds and hedge (5)	0.90%	1.44%
Interest rate spread net of hedge (6)	1.88%	1.83%
Operating expense ratio (7)	1.46%	2.11%
Leverage ratio (at period end) (8)	7.7:1	8.1:1

(1)	Our average Agency RMBS for the period was calculated by averaging the month end cost basis of our settled Agency RMBS during the period.
(2)	Our average repurchase agreements for the period were calculated by averaging the month end repurchase agreement balance during the period.
(3)	Our average net assets for the period were calculated by averaging the month end net assets during the period.
(4)	Our average yield on Agency RMBS for the period was calculated by dividing our interest income from Agency RMBS by our average Agency RMBS.
(5)	Our average cost of funds and hedge for the period was calculated by dividing our total interest expense, including our net swap and cap interest income (expense), by our average repurchase agreements.
(6)	Our interest rate spread net of hedge for the period was calculated by subtracting our average cost of funds and hedge from our average yield on Agency RMBS.
(7)	Our operating expense ratio is calculated by dividing operating expenses by average net assets.
(8)	Our leverage ratio was calculated by dividing (i) our repurchase agreements plus payable for securities purchased minus receivable for securities sold by (ii) net assets.
*	All percentages are annualized.

Core Earnings:

Core Earnings represents a non-GAAP financial measure and is defined as net income (loss) excluding net gain (loss) from investments, net gain (loss) on termination of swap contracts and net unrealized appreciation (depreciation) on swap and cap contracts. In order to evaluate the effective yield of the portfolio, management uses Core Earnings to reflect the net investment income of our portfolio as adjusted to reflect the net swap and cap interest income (expense). Core Earnings allows management to isolate the interest income (expense) associated with our swaps and caps in order to monitor and project our borrowing costs and interest rate spread. In addition, management utilizes Core Earnings as a key metric in conjunction with other portfolio and market factors to determine the appropriate leverage and hedging ratios, as well as the overall structure of the portfolio.

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

(In thousands)	Three Months Ended March 31,
Non-GAAP Reconciliation:	2012	2011

NET INCOME	$69,118	$52,097

Net (gain) loss from investments	(33,150)	(19,820)

Net unrealized (appreciation) depreciation on swap and cap contracts	5,923	(10,678)

Core Earnings	$41,891	$21,599

Results of Operations

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Net Income. Net income increased $17.0 million to $69.1 million for the three months ended March 31, 2012, compared to net income of $52.1 million for the three months ended March 31, 2011. The major components of this increase are detailed below.

Interest Income. Interest income, which consists of interest income on Agency RMBS, subordinated tranches of CLOs and short term investments, increased by $24.4 million to $65.4 million for the three months ended March 31, 2012, as compared to $41.0 million for the three months ended March 31, 2011. The change in interest income was primarily due to the increased size of our portfolio. During the three months ended March 31, 2012, our average Agency RMBS portfolio was $9,238.9 million, compared to $4,962.7 million during the three months ended March 31, 2011. However, the increased income due to the size of our portfolio was partially offset by the decrease in the average yield on Agency RMBS. During the three months ended March 31, 2012 and 2011, our average yield on Agency RMBS was 2.78% and 3.27%, respectively.

Interest Expense. Interest expense increased $3.8 million to $6.9 million for the three months ended March 31, 2012, as compared to $3.1 million for the three months ended March 31, 2011. The increase was due to the increase in our average amounts outstanding under our repurchase agreements. During the three months ended March 31, 2012 and 2011, our average repurchase agreements were $8,194.1 million and $4,207.2 million, respectively. In addition, we had an average rate on our repurchase agreements of 0.33% and 0.30% during the three months ended March 31, 2012 and 2011, respectively.

Operating Expenses. For the three months ended March 31, 2012, operating expenses increased by $0.7 million to $5.1 million compared to $4.4 million for the three months ended March 31, 2011. However, expenses as a percentage of net assets decreased significantly during the three months ended March 31, 2012 to 1.46% compared to 2.11% during the three months ended March 31, 2011. The primary reason for the decrease in expenses as a percentage of net assets was that we had a larger asset base. Our average net assets were $1,406.1 million and $838.6 million during the three months ended March 31, 2012 and 2011, respectively.

Net Gain (Loss) From Investments. Net gain from investments increased by $13.4 million to $33.2 million for the three months ended March 31, 2012, compared to $19.8 million for the three months ended March 31, 2011. This increase was the result of the change in the price of Agency RMBS and the increase in our average Agency RMBS portfolio. During the three months ended March 31, 2012 and 2011, the price of Agency RMBS backed by 15 year 3.5% mortgages changed by $0.344 and $(0.250), respectively. During the three months ended March 31, 2012 and 2011, our average Agency RMBS was $9,238.9 million and $4,962.7 million, respectively.

Net Gain (Loss) from Swap and Cap Contracts. Net loss from swap and cap contracts increased by $16.2 million to a loss of $17.4 million for the three months ended March 31, 2012, compared to a loss of $1.2 million for the three months ended March 31, 2011. The increase in net loss on swap contracts was primarily due to the change in swap rates combined with the change in the size of our interest rate swap and cap portfolio. During the three months ended March 31, 2012 and 2011, our average interest rate swap and cap notional amount was $5,440.0 million and $4,702.5 million, respectively. During the three months ended March 31, 2012 and 2011, three year swap rates decreased by 6 basis points and increased by 29 basis points, respectively.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations for repurchase agreements, interest expense on repurchase agreements and the office lease at March 31, 2012 (dollars in thousands).

March 31, 2012	Within One Year	One to three Years	Three to Five Years	Total
Repurchase agreements	$8,234,669	$—	$—	$8,234,669
Interest expense on repurchase agreements, based on rates at March 31, 2012	5,324	—	—	5,324
Long term operating lease obligation	315	403	—	718

Total	$8,240,308	$403	$—	$8,240,711

December 31, 2011	Within One Year	One to three Years	Three to Five Years	Total
Repurchase agreements	$7,880,814	$—	$—	$7,880,814
Interest expense on repurchase agreements, based on rates at December 31, 2011	5,852	—	—	5,852
Long term operating lease obligation	313	482	—	795

Total	$7,886,979	$482	$—	$7,887,461

We enter into interest rate swap and cap contracts as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for the term of the swap or cap contract. At March 31, 2012 and December 31, 2011, we had the following interest rate swap and cap contracts (dollars in thousands):

As of March 31, 2012

Counterparty	Total Notional	Fair Value	Accrued Interest	Amount At Risk (1)	Weighted Average Maturity in Years
Deutsche Bank	$840,000	$(11,750)	$(2,678)	$13,291	2.1
Goldman Sachs	1,800,000	(38,337)	(3,999)	20,056	2.2
Morgan Stanley Capital Markets	250,000	(1,007)	—	1,542	4.7
Nomura Global Financial Products, Inc.	550,000	(17,362)	(2,398)	5,733	3.3
The Royal Bank of Scotland plc	2,000,000	(11,937)	(4,065)	6,322	2.1

Total	$5,440,000	$(80,393)	$(13,140)	$46,944

As of December 31, 2011

Counterparty	Total Notional	Fair Value	Accrued Interest	Amount At Risk (1)	Weighted Average Maturity in Years
Deutsche Bank	$840,000	$(10,275)	$(1,436)	$11,846	2.4
Goldman Sachs	1,800,000	(36,205)	(5,705)	18,025	2.5
Morgan Stanley Capital Markets	250,000	(723)	—	1,236	5.0
Nomura Global Financial Products, Inc.	550,000	(17,176)	(2,085)	4,679	3.6
The Royal Bank of Scotland plc	2,000,000	(9,131)	(2,644)	6,965	2.4

Total	$5,440,000	$(73,510)	$(11,870)	$42,751

(1)	Equal to the fair value of pledged securities plus accrued interest income, minus the fair value of the interest rate swap and cap and accrued interest income and expense.

We enter into certain contracts that contain a variety of indemnification obligations, principally with our brokers and counterparties to interest rate swap contracts and repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of March 31, 2012 and December 31, 2011. In addition, as of March 31, 2012 and December 31, 2011, we had a $3,635.0 million and $463.3 million payable for securities purchased, respectively, a portion of which either was or will be financed through repurchase agreements. A summary of our payable for securities purchased as of March 31, 2012 and December 31, 2011 is included in the “Financial Condition—Liabilities” section.

Off-Balance Sheet Arrangements

As of March 31, 2012 and December 31, 2011, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2012 and December 31, 2011, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or had any intent to provide funding to any such entities.

Liquidity and Capital Resources

Our primary sources of funds are borrowings under repurchase arrangements and monthly principal repayments and interest payments on our investments. Other sources of funds may include proceeds from debt and equity offerings and asset sales. As of March 31, 2012 and December 31, 2011, we had repurchase agreements totaling $8,234.7 million and $7,880.8 million, respectively, with a weighted average borrowing rate of 0.34% and 0.36%, respectively. In addition, during the three months ended March 31, 2012 and 2011, we received $543.2 million and $185.0 million of principal repayments and $59.0 million and $34.0 million of interest payments, respectively. We held cash and cash equivalents of $10.6 million and $11.5 million at March 31, 2012 and December 31, 2011, respectively.

During the three months ended March 31, 2012 and 2011, our operations used net cash of $791.3 million and $2,191.5 million, respectively. During the three months ended March 31, 2012 and 2011, we had net purchases of securities (net of purchases, sales and principal repayments) of $3,906.5 million and $2,168.1 million, respectively. The increase in net purchases of securities was the result of investing the $436.6 million of total net proceeds from the (i) February 1, 2012 public offering when we issued and sold 28,750,000 shares of common stock, raising approximately $377.3 million of net proceeds, and (ii) the issuances of shares under the dividend reinvestment and direct stock purchase plan (“DSPP”) and Equity Placement Program (“EPP”), while maintaining our leverage ratio.

Through the DSPP, stockholders may purchase additional shares of common stock by reinvesting some or all of the cash dividends received on shares of common stock. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. For the three months ended March 31, 2012 and 2011 we issued 1,486,699 and 1,659 shares under the plan, respectively, raising approximately $19.9 million and $21,076 of net proceeds, respectively. As of March 31, 2012 and December 31, 2011, there were approximately 7.9 million and 9.4 million shares, respectively available for issuance under the DSPP.

On June 7, 2011 we established the EPP whereby, from time to time, we may publicly offer and sell up to 15,000,000 shares of our common stock in at-the-market transactions and/or privately negotiated transactions with JMP Securities LLC acting as sales agent. For the three months ended March 31, 2012 the Company issued 2,959,732 shares under the plan raising approximately $39.7 million. As of March 31, 2012 and December 31, 2011, there were approximately 12.0 million and 15.0 million shares of common stock, respectively, remained available for issuance to be sold under the EPP.

The following tables present certain information regarding our risk exposure on our repurchase agreements as of March 31, 2012 and December 31, 2011 (dollars in thousands):

March 31, 2012

Counterparty	Total Outstanding Borrowings	% of Total	Amount At Risk (1)	Weighted Average Maturity in Days
Bank of America Securities LLC	$409,774	5.0%	$22,897	23
Bank of Nova Scotia	475,356	5.8	16,355	68
Barclays Capital, Inc.	418,760	5.1	22,182	51
BNP Paribas Securities Corp	281,426	3.4	15,273	44
Cantor Fitzgerald & Co.	339,358	4.1	18,836	18
Citigroup Global Markets, Inc.	325,948	4.0	18,300	23
Credit Suisse Securities (USA) LLC	346,421	4.2	16,916	16
Daiwa Securities America, Inc.	256,072	3.1	14,658	52
Deutsche Bank Securities, Inc.	521,035	6.3	30,001	10
Goldman Sachs & Co.	510,083	6.2	31,208	45
Guggenheim Liquidity Services, LLC	142,280	1.7	7,820	53
Industrial and Commercial Bank of China Financial Services LLC	396,459	4.8	21,111	59
ING Financial Markets LLC	376,629	4.6	21,667	68
Jefferies & Company, Inc.	95,215	1.2	5,116	46
LBBW Securities LLC	199,000	2.4	11,446	51
Mitsubishi UFJ Securities (USA), Inc.	496,061	6.0	27,207	33

Counterparty	Total Outstanding Borrowings	% of Total	Amount At Risk (1)	Weighted Average Maturity in Days
Mizuho Securities USA, Inc.	272,747	3.3	15,537	24
Morgan Stanley & Co. Inc.	313,475	3.8	17,935	56
Nomura Securities International, Inc.	260,097	3.2	16,655	51
RBC Capital Markets, LLC	259,284	3.2	15,439	52
South Street Securities LLC	314,533	3.8	16,958	19
The Royal Bank of Scotland PLC	132,496	1.6	7,932	9
UBS Securities LLC	611,930	7.4	34,954	34
Wells Fargo Securities, LLC	480,230	5.8	16,677	9

	$8,234,669	100.0%	$443,080

December 31, 2011

Counterparty	Total Outstanding Borrowings	% of Total	Amount at Risk (1)	Weighted Average Maturity in Days
Bank of America Securities LLC	$242,641	3.1%	$13,845	19
Bank of Nova Scotia	416,381	5.3	13,927	33
Barclays Capital, Inc.	414,103	5.3	22,235	52
BNP Paribas Securities Corp	282,544	3.6	15,142	13
Cantor Fitzgerald & Co.	411,499	5.2	23,156	36
Citigroup Global Markets, Inc.	244,284	3.1	14,065	20
Credit Suisse Securities (USA) LLC	414,021	5.2	20,060	47
Daiwa Securities America, Inc.	288,960	3.6	16,082	30
Deutsche Bank Securities, Inc.	557,902	7.1	32,141	11
Goldman Sachs & Co.	543,768	6.9	30,168	22
Guggenheim Liquidity Services, LLC	151,530	1.9	8,472	23
Industrial and Commercial Bank of China Financial Services LLC	415,863	5.3	24,429	30
ING Financial Markets LLC	419,837	5.3	23,858	19
Jefferies & Company, Inc.	101,235	1.3	5,851	17
LBBW Securities LLC	206,734	2.6	11,257	45
Mitsubishi UFJ Securities (USA), Inc.	482,404	6.1	26,354	35
Mizuho Securities USA, Inc.	297,917	3.8	16,528	20
Morgan Stanley & Co. Inc.	172,063	2.2	10,320	45
Nomura Securities International, Inc.	281,998	3.6	15,257	41
RBC Capital Markets, LLC	223,831	2.8	14,008	12
South Street Securities LLC	336,394	4.3	22,261	18
The Royal Bank of Scotland PLC	143,628	1.8	7,746	10
UBS Securities LLC	328,368	4.2	18,683	47
Wells Fargo Securities, LLC	502,909	6.4	18,302	10

Total	$7,880,814	100.0%	$424,147

(1)	Equal to the fair value of pledged securities plus accrued interest income, minus the sum of repurchase agreement liabilities and accrued interest expense.

Our repurchase agreements contain typical provisions and covenants as set forth in the standard master repurchase agreement published by the Securities Industry and Financial Markets Association. Our repurchase agreements generally require us to transfer additional securities to the counterparty in the event the value of the securities then held by the counterparty in the margin account falls below specified levels and contain events of default in cases where we or the counterparty breaches our respective obligations under the agreement.

We receive margin calls from our repurchase agreement counterparties from time to time in the ordinary course of business similar to other entities in the specialty finance business. We receive two types of margin calls under our repurchase agreements. The first type, which are known as “factor calls,” are margin calls that occur each month and relate to the timing difference between the reduction of principal balances of our Agency RMBS, due to monthly principal payments on the underlying mortgages, and the receipt of the corresponding cash. The second type of margin call we may receive is a “valuation call”, which occurs due to market and interest rate movements. Both factor and valuation margin calls occur if the total value of our assets pledged as collateral to a counterparty drops beyond a threshold level, typically between $100,000 and $500,000. Both types of margin calls require a dollar for dollar restoration of the margin shortfall. Conversely, we may initiate margin calls to our counterparties when the value of our assets pledged as collateral with a counterparty increases above the threshold level, thereby increasing our liquidity. All unrestricted cash and cash equivalents, plus any unpledged securities, are available to satisfy margin calls

As of March 31, 2012 and December 31, 2011, we had approximately $1,044.2 million and $580.0 million, respectively, in Agency RMBS, U.S. Treasury securities and cash and cash equivalents available to satisfy future margin calls. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future.

An event of default or termination event under the standard master repurchase agreement would give our counterparty the option to terminate all repurchase transactions existing with us and make any amount due by us to the counterparty to be payable immediately.

We have made and intend to continue to make regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common stock. On March 8, 2012, we declared a quarterly dividend of $0.50 per share of common stock for the first quarter of 2012, which was paid on April 18, 2012 to stockholders of record on March 23, 2012. In order to qualify as a REIT and to avoid federal corporate income tax on the income that we distribute to our stockholders, we are required to distribute at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, on an annual basis. This requirement can impact our liquidity and capital resources.

For our short term (one year or less) and long term liquidity and capital resource requirements, we also rely on the cash flow from operations, primarily monthly principal and interest payments to be received on our Agency RMBS, as well as any securities offerings authorized by our board of directors.

Based on our current portfolio, leverage rate and available borrowing arrangements, we believe that our cash flow from operations and the utilization of borrowings will be sufficient to enable us to meet anticipated short term (one year or less) liquidity requirements such as funding our investment activities, funding our distributions to stockholders and for general corporate expenses. However, an increase in prepayment rates substantially above our expectations could cause a temporary liquidity shortfall due to the timing of the necessary margin calls on the financing arrangements and the actual receipt of the cash related to principal paydowns. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to issue debt or additional equity securities or sell Agency RMBS in our portfolio. If required, the sale of Agency RMBS at prices lower than their amortized cost would result in realized losses. We believe that we have additional capacity through repurchase agreements to leverage our equity further should the need for additional short term (one year or less) liquidity arise.

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

Qualitative and Quantitative Disclosures about Short Term Borrowings

The following table discloses quantitative data about our short term borrowings under repurchase agreements during the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
(In millions)	2012	2011

Outstanding at period end	$8,234.7	$5,364.0

Weighted average rate at period end	0.34%	0.29%

Average outstanding during period (1)	$8,194.1	$4,207.2

Weighted average rate during period	0.33%	0.30%

Largest month end balance during period	$8,343.9	$5,364.0

(1)	Calculated based on the average month end balance during the period.

During the three months ended March 31, 2012, our repurchase agreement balance increased due to our February 1, 2012 public offering that allowed us to finance additional asset purchases. Our net assets as of March 31, 2012 were $1,525.8 million compared to the average during the three months ended March 31, 2012 of $1,406.0 million. During the three months ended March 31, 2012, the rate on our repurchase agreements remained relatively stable. During the three months ended March 31, 2011, our repurchase agreement balance increased due to our February 15, 2011 public offering that allowed us to finance additional asset purchases. Our net assets as of March 31, 2011 were $969.2 million compared to the average during the three months ended March 31, 2011 of $838.6 million. During the three months ended March 31, 2011, the rate on our repurchase agreements remained relatively stable.

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors based in part on our REIT taxable income as calculated according to the requirements of the Internal Revenue Code. In each case, our activities and balance sheet are measured with reference to fair value without considering inflation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2012 and December 31, 2011, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do believe that risk can be quantified from historical experience and seek to actively manage risk, to earn sufficient compensation to justify taking risks and to maintain capital levels consistent with the risks we undertake. Our board of directors exercises oversight of risk management in many ways, including overseeing our senior management’s risk-related responsibilities and reviewing management and investment policies and performance against these policies and related benchmarks. See “Business—Risk Management” in our annual report on Form 10-K for the fiscal year ended December 31, 2011 for a further discussion of our risk mitigation practices.

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

We are a party to the interest rate swap and contracts as of March 31, 2012 and December 31, 2011 described in detail under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in this quarterly report on Form 10-Q.

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

We have structured our swaps to expire in conjunction with the estimated weighted average life of the fixed period of the mortgages underlying our Agency RMBS portfolio. However, in a rising interest rate environment, the weighted average life of the fixed rate mortgages underlying our Agency RMBS could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed after the term of the hedging instrument while the income earned on the remaining Agency RMBS would remain fixed for a period of time. This situation may also cause the market value of our Agency RMBS to decline with little or no offsetting gain from the related hedging transactions. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

Interest Rate Cap Risk. Both the ARMs and hybrid ARMs that collateralize our Agency RMBS are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the security’s interest yield may change during any given period. However, our borrowing costs will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, the interest costs on our borrowings could increase without limitation by caps while the interest rate yields on our Agency RMBS would effectively be limited by caps. This problem will be magnified to the extent that we acquire Agency RMBS that are collateralized by hybrid ARMs that are not fully indexed. In addition, the underlying mortgages may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on our Agency RMBS than we need in order to pay the interest cost on our related borrowings. These factors could lower our net investment income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

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

The following sensitivity analysis table shows the estimated impact of our interest rate-sensitive investments and repurchase agreement liabilities on the fair value of our assets and our net income, exclusive of the effect of changes in fair value on our net income, at March 31, 2012 and December 31, 2011, assuming a static portfolio and that rates instantaneously fall 25, 50 and 75 basis points and rise 25, 50 and 75 basis points.

March 31, 2012

Change in Interest Rates	Projected Change in the Fair Value of Our Assets*	Projected Change in Our Net Income
- 75 basis points	0.88%	7.70%
- 50 basis points	0.87%	6.14%
- 25 basis points	0.48%	3.03%
No Change	0.00%	0.00%
+ 25 basis points	-0.82%	-7.73%
+ 50 basis points	-1.63%	-15.63%
+ 75 basis points	-2.53%	-23.41%

December 31, 2011

Change in Interest Rates	Projected Change in the Fair Value of Our Assets*	Projected Change in Our Net Income
- 75 basis points	0.42%	5.52%
- 50 basis points	0.34%	4.41%
- 25 basis points	0.20%	2.18%
No Change	0.00%	0.00%
+ 25 basis points	-0.39%	-5.61%
+ 50 basis points	-0.93%	-11.17%
+ 75 basis points	-1.59%	-16.74%

*	Analytics provided by The Yield Book® Software

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There have been no changes in our internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

The Company is not currently subject to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 13, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits.

Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 101.INS XBRL	Instance Document (1)

Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document (1)

Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)

Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (1)

Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)

Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)

*	Filed herewith.
**	Furnished herewith.
(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Assets and Liabilities at March 31, 2012(Unaudited) and December 31, 2011 (Derived from the audited balance sheet at December 31, 2011); (ii) Condensed Statements of Operations (Unaudited) for the three months ended March 31, 2012 and 2011; (iii) Condensed Statement of Changes in Net Assets (Unaudited) for the three months ended March 31, 2012; (iv) Condensed Statements of Cash Flows (Unaudited) for the three months ended March 31, 2012 and 2011; and (v) Condensed Notes to Financial Statements (Unaudited) for the three months ended March 31, 2012. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYS INVESTMENTS, INC.

Dated: April 23, 2012	BY:	/s/ FRANCES R. SPARK
Frances R. Spark
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 101.INS XBRL	Instance Document (1)

Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document (1)

Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)

Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (1)

Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)

Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)

*	Filed herewith.
**	Furnished herewith.
(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Assets and Liabilities at March 31, 2012(Unaudited) and December 31, 2011 (Derived from the audited balance sheet at December 31, 2011); (ii) Condensed Statements of Operations (Unaudited) for the three months ended March 31, 2012 and 2011; (iii) Condensed Statement of Changes in Net Assets (Unaudited) for the three months ended March 31, 2012; (iv) Condensed Statements of Cash Flows (Unaudited) for the three months ended March 31, 2012 and 2011; and (v) Condensed Notes to Financial Statements (Unaudited) for the three months ended March 31, 2012. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.