Form 10-Q
period 2012-06-30
CYS Investments, Inc.
filed 2012-07-20
CIK 1396446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission file number 001-33740
__________________________________
 CYS Investments, Inc.
(Exact name of registrant as specified in its charter)
__________________________________

Maryland	20-4072657
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

890 Winter Street, Suite 200 Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)
(617) 639-0440
(Registrant’s telephone number, including area code)
__________________________________
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 16, 2012
Common Stock ($0.01 par value)	166,603,668

__________________________________

PART I. Financial Information
Item 1.         Financial Statements
CYS INVESTMENTS, INC.
CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(In thousands, except per share numbers)	June 30, 2012	December 31, 2011*
ASSETS:
Investments in securities, at fair value (including pledged assets of $10,066,807 and $8,412,295, respectively)	$14,162,935	$9,466,128
Interest rate cap contracts, at fair value	43,871	5,966
Cash and cash equivalents	13,846	11,508
Receivable for securities sold and principal repayments (including pledged assets of $354,838 and $0, respectively)	365,583	5,550
Interest receivable	35,472	27,815
Other assets	1,421	1,090
Total assets	14,623,128	9,518,057
LIABILITIES:
Repurchase agreements	9,763,313	7,880,814
Interest rate swap contracts, at fair value	93,337	79,476
Payable for securities purchased	3,058,300	463,302
Distribution payable	59,465	—
Accrued interest payable (including accrued interest on repurchase agreements of $3,920 and $3,747, respectively)	15,696	15,617
Accrued expenses and other liabilities	3,163	1,390
Total liabilities	12,993,274	8,440,599
Contingencies (note 6)	—	—
NET ASSETS	$1,629,854	$1,077,458
Net assets consist of:
Common Stock, $0.01 par value, 500,000 shares authorized (120,595 and 82,753 shares issued and outstanding, respectively)	$1,206	$828
Additional paid in capital	1,496,613	997,884
Retained earnings	132,035	78,746
NET ASSETS	$1,629,854	$1,077,458
NET ASSET VALUE PER SHARE	$13.52	$13.02
__________________
*    Derived from audited financial statements.

See notes to condensed financial statements.

CYS INVESTMENTS, INC.
CONDENSED SCHEDULES OF INVESTMENTS
JUNE 30, 2012 (UNAUDITED)
INVESTMENTS IN SECURITIES – UNITED STATES OF AMERICA

(In thousands)	Face Amount	Fair Value
Fixed Income Securities - 869.0%(c)
Mortgage Pass-Through Agency RMBS - 863.8%(c)
Fannie Mae Pools - 813.3%(c)
2.440%, due 7/1/2042(b)	$100,000	$103,985
2.500%, due 10/1/2042(b)	100,000	103,875
2.564%, due 7/1/2042(b)	54,023	56,063
2.590%, due 7/1/2042(b)	35,000	36,510
2.651%, due 4/1/2042(a)(b)	38,557	40,192
2.711%, due 6/1/2042(b)	71,924	75,102
2.792%, due 1/1/2042(a)(b)	46,781	48,851
2.797%, due 3/1/2042(a)(b)	49,257	51,423
2.800%, due 4/1/2042(a)(b)	196,260	205,046
2.804%, due 2/1/2042(a)(b)	55,846	58,311
2.810%, due 2/1/2042(a)(b)	29,200	30,504
2.820%, due 2/1/2042(a)(b)	64,194	67,028
2.824%, due 4/1/2042(a)(b)	57,147	59,821
2.838%, due 2/1/2042(a)(b)	38,301	40,064
2.863%, due 1/1/2042(a)(b)	65,779	68,827
2.867%, due 12/1/2041(a)(b)	60,715	63,530
2.892%, due 2/1/2042(a)(b)	46,919	49,010
2.999%, due 1/1/2041(a)(b)	35,834	37,438
3.000%, due 9/1/2026 - 9/1/2027(a)	3,603,060	3,777,099
3.016%, due 12/1/2040(a)(b)	121,585	127,086
3.047%, due 9/1/2041(a)(b)	44,137	46,086
3.050%, due 9/1/2041(a)(b)	43,147	45,352
3.161%, due 9/1/2041(a)(b)	36,108	37,909
3.169%, due 11/1/2041(a)(b)	33,030	34,676
3.182%, due 10/1/2041(a)(b)	45,899	48,200
3.214%, due 9/1/2041(a)(b)	99,616	104,578
3.239%, due 3/1/2041(a)(b)	17,156	18,005
3.242%, due 10/1/2041(a)(b)	87,760	92,312
3.247%, due 4/1/2041(a)(b)	49,369	51,756
3.254%, due 11/1/2040(a)(b)	36,725	38,739
3.291%, due 5/1/2041 - 6/1/2041(a)(b)	138,330	144,992
3.293%, due 9/1/2041(a)(b)	79,256	83,316
3.305%, due 10/1/2041(a)(b)	127,895	134,414
3.358%, due 8/1/2041(b)	30,509	32,087
3.370%, due 5/1/2041(a)(b)	20,399	21,373
3.375%, due 4/1/2041(a)(b)	45,349	47,682
3.387%, due 6/1/2041(a)(b)	98,831	103,906
3.500%, due 7/1/2021(a)	239,966	253,746
3.500%, due 12/1/2025 - 5/1/2027(a)	2,733,913	2,892,104
3.500%, due 10/1/2042 - 11/1/2042	750,000	783,836
3.536%, due 8/1/2040(a)(b)	32,896	34,654

CYS INVESTMENTS, INC.
CONDENSED SCHEDULES OF INVESTMENTS - (Continued)
JUNE 30, 2012 (UNAUDITED)

	Face Amount	Fair Value
3.563%, due 7/1/2040(a)(b)	$14,243	$15,007
3.618%, due 6/1/2041(a)(b)	55,408	58,436
3.660%, due 7/1/2040(a)(b)	34,027	35,859
3.663%, due 8/1/2040(a)(b)	29,932	31,598
3.712%, due 5/1/2040(a)(b)	28,173	29,790
3.800%, due 7/1/2040(a)(b)	28,050	29,717
3.954%, due 9/1/2039(a)(b)	13,656	14,517
3.959%, due 10/1/2039(a)(b)	26,545	28,163
4.000%, due 10/1/2024 - 6/1/2026(a)	1,399,823	1,489,982
4.000%, due 9/1/2042	800,000	849,875
4.500%, due 10/1/2024 - 6/1/2025(a)	63,880	68,514
4.500%, due 4/1/2030 - 11/1/2030(a)	138,700	149,689
4.500%, due 11/1/2041(a)	282,303	303,830
Total Fannie Mae Pools	12,575,413	13,254,465
Freddie Mac Pools - 42.1%(c)
2.612%, due 3/1/2042(a)(b)	38,728	40,462
2.794%, due 12/1/2041(a)(b)	47,556	49,594
3.031%, due 9/1/2041(a)(b)	40,354	42,437
3.241%, due 2/1/2041(a)(b)	35,111	37,018
3.272%, due 6/1/2041(a)(b)	38,040	39,934
3.276%, due 1/1/2041(a)(b)	40,505	42,743
3.408%, due 9/1/2041(a)(b)	41,981	44,219
3.500%, due 4/1/2026 - 2/1/2027(a)	220,823	232,400
3.644%, due 6/1/2041(a)(b)	40,339	42,598
4.000%, due 10/1/2025(a)	45,847	48,479
4.500%, due 12/1/2024 - 5/1/2025(a)	62,734	66,715
Total Freddie Mac Pools	652,018	686,599
Ginnie Mae Pools - 8.4%(c)
3.500%, due 7/20/2040(a)(b)	114,183	120,997
4.000%, due 1/20/2040(a)(b)	15,106	16,074
Total Ginnie Mae Pools	129,289	137,071
Total Mortgage Pass-Through Agency RMBS (Cost - $13,820,278)	13,356,720	14,078,135
U.S. Treasury Bills - 3.7%(c)
0.060%, due 8/2/2012(a)(d)	60,000	59,998
Total U.S. Treasury Bills (Cost - $59,995)	60,000	59,998
Other investments (Cost - $20,128)(e) - 1.5%(c)	34,872	24,802
Total Investments in Securities (Cost - $13,900,401)	$13,451,592	$14,162,935

CYS INVESTMENTS, INC.
CONDENSED SCHEDULES OF INVESTMENTS - (Continued)
JUNE 30, 2012 (UNAUDITED)

Interest Rate Cap Contracts - 2.7%(c)
Expiration	Cap Rate	Notional Amount	Fair Value
12/30/2014	2.073%	$200,000	$147
10/15/2015	1.428%	300,000	987
11/8/2015	1.360%	200,000	750
5/23/2019	2.000%	300,000	8,801
6/1/2019	1.750%	300,000	10,043
6/29/2019	1.500%	300,000	11,441
7/2/2019	1.500%	300,000	11,702
Total Interest Rate Cap Contracts (Cost, $55,358)		$1,900,000	$43,871

Interest Rate Swap Contracts - (5.7%)(c)(f)
Expiration	Pay Rate	Notional Amount	Fair Value
5/26/2013	1.600%	$100,000	$(998)
6/30/2013	1.378%	300,000	(2,609)
7/15/2013	1.365%	300,000	(2,676)
12/15/2013	1.309%	400,000	(4,566)
12/16/2013	1.264%	400,000	(4,305)
12/16/2013	1.281%	500,000	(5,492)
12/17/2013	1.323%	400,000	(4,655)
7/1/2014	1.720%	100,000	(2,328)
7/16/2014	1.733%	250,000	(6,017)
8/16/2014	1.353%	200,000	(3,389)
9/23/2014	1.312%	500,000	(8,293)
10/6/2014	1.173%	240,000	(3,287)
2/14/2015	2.145%	500,000	(20,299)
6/2/2016	1.940%	300,000	(13,722)
(g)12/19/2016	1.426%	250,000	(5,117)
(h)4/24/2017	1.310%	500,000	(5,584)
Interest Rate Swap Contracts (Cost, $0)		$5,240,000	$(93,337)
__________________
LEGEND

(a)	Securities or a portion of the securities are pledged as collateral for repurchase agreements or interest rate swap contracts.

(b)	The coupon rate shown on floating or adjustable rate securities represents the rate at June 30, 2012.

(c)	Percentage of net assets.

(d)	Zero coupon bond, rate shown represents purchase yield.

(e)	Comprised of investments that were individually less than 1% of net assets.

(f)	The Company’s interest rate swap contracts receive a floating rate set quarterly to three month LIBOR.

(g)	The interest rate swap effective date is December 19, 2012 and does not accrue any income or expense until that date.

(h)	The interest rate swap effective date is April 24, 2013 and does not accrue any income or expense until that date.

See notes to condensed financial statements.

CYS INVESTMENTS, INC.
CONDENSED SCHEDULES OF INVESTMENTS - (Continued)
DECEMBER 31, 2011 (UNAUDITED)*

INVESTMENTS IN SECURITIES – UNITED STATES OF AMERICA

(In thousands)	Face Amount	Fair Value
Fixed Income Securities - 878.6% (c)
Mortgage Pass-Through Agency RMBS - 869.9% (c)
Fannie Mae Pools - 785.0% (c)
2.820%, due 3/1/2042(b)	$20,000	$20,627
2.840%, due 1/1/2042(b)	36,000	37,288
2.850%, due 1/1/2042(b)	16,000	16,575
2.880%, due 12/1/2041(b)	63,081	65,342
2.900%, due 2/1/2042(b)	50,000	51,750
2.940%, due 1/1/2042(b)	15,000	15,572
2.979%, due 10/1/2040(a)(b)	43,981	45,730
3.005%, due 1/1/2041(a)(b)	40,986	42,804
3.028%, due 12/1/2040(a)(b)	150,737	157,242
3.050%, due 9/1/2041(a)(b)	48,486	50,252
3.054%, due 9/1/2041(a)(b)	48,199	50,255
3.120%, due 1/1/2042(b)	50,000	52,016
3.168%, due 9/1/2041(a)(b)	39,736	41,366
3.176%, due 1/1/2042(b)	36,000	37,530
3.178%, due 10/1/2041(a)(b)	50,099	52,153
3.179%, due 7/1/2041(a)(b)	36,737	38,265
3.200%, due 6/1/2041(a)(b)	180,296	187,753
3.214%, due 11/1/2040(a)(b)	37,557	39,183
3.224%, due 7/1/2040(a)(b)	41,581	43,485
3.238%, due 9/1/2041(a)(b)	110,829	115,419
3.239%, due 3/1/2041(a)(b)	17,931	18,644
3.246%, due 4/1/2041(a)(b)	59,124	61,544
3.251%, due 10/1/2041(a)(b)	101,419	105,830
3.255%, due 11/1/2040(a)(b)	42,699	44,561
3.258%, due 12/1/2040(a)(b)	62,487	65,219
3.263%, due 6/1/2041(a)(b)	51,090	53,186
3.282%, due 5/1/2041(a)(b)	41,835	43,569
3.284%, due 9/1/2041(a)(b)	89,046	92,760
3.287%, due 6/1/2041(a)(b)	115,948	120,770
3.308%, due 6/1/2041(a)(b)	33,112	34,480
3.308%, due 10/1/2041(a)(b)	145,746	151,824
3.356%, due 8/1/2041(a)(b)	31,291	32,620
3.366%, due 5/1/2041(a)(b)	22,685	23,661
3.387%, due 4/1/2041(a)(b)	52,425	54,583
3.391%, due 4/1/2041(a)(b)	46,394	48,322
3.396%, due 6/1/2041(a)(b)	109,987	114,549
3.500%, due 7/1/2021 (a)	272,115	284,948
3.500%, due 12/1/2025 - 1/1/2027(a)	2,337,971	2,446,851
3.546%, due 8/1/2040(a)(b)	37,780	39,569
3.564%, due 7/1/2040(a)(b)	13,746	14,405
3.574%, due 7/1/2040(a)(b)	16,592	17,388
3.577%, due 8/1/2040(a)(b)	37,002	38,791

CYS INVESTMENTS, INC.
CONDENSED SCHEDULES OF INVESTMENTS - (Continued)
DECEMBER 31, 2011 (UNAUDITED)*

	Face Amount	Fair Value
3.599%, due 6/1/2041(a)(b)	$64,248	$67,400
3.616%, due 6/1/2041(a)(b)	62,636	65,703
3.677%, due 7/1/2040(a)(b)	39,283	41,115
3.682%, due 8/1/2040(a)(b)	37,852	39,770
3.699%, due 5/1/2040(a)(b)	31,975	33,665
3.701%, due 8/1/2040(a)(b)	9,420	9,902
3.734%, due 9/1/2039(a)(b)	25,442	26,734
3.811%, due 7/1/2040(a)(b)	33,941	35,739
3.951%, due 9/1/2039(a)(b)	14,578	15,410
3.965%, due 10/1/2039(a)(b)	30,165	31,831
4.000%, due 10/1/2024 - 6/1/2026(a)	1,689,232	1,783,467
4.000%, due 9/1/2030 - 12/1/2030(a)	392,940	415,235
4.500%, due 5/1/2023 - 3/1/2026(a)	369,311	393,873
4.500%, due 4/1/2030 - 11/1/2030(a)	158,827	169,867
5.000%, due 4/1/2041 - 5/1/2041(a)	239,747	259,123
Total Fannie Mae Pools	8,053,327	8,457,515
Freddie Mac Pools - 71.2% (c)
2.983%, due 9/1/2041(a)(b)	48,696	50,838
3.025%, due 9/1/2041(a)(b)	49,029	51,159
3.236%, due 12/1/2040(a)(b)	42,661	44,466
3.240%, due 2/1/2041(a)(b)	39,068	40,779
3.246%, due 1/1/2041(a)(b)	46,017	48,037
3.272%, due 6/1/2041(a)(b)	45,131	46,984
3.423%, due 9/1/2041(a)(b)	48,337	50,535
3.500%, due 4/1/2026(a)	180,607	188,414
3.645%, due 6/1/2041(a)(b)	46,075	48,390
4.000%, due 10/1/2025(a)	57,327	60,183
4.500%, due 7/1/2024 - 5/1/2025(a)	129,517	137,334
Total Freddie Mac Pools	732,465	767,119
Ginnie Mae Pools - 13.7% (c)
3.500%, due 7/20/2040(a)(b)	78,468	82,891
3.500%, due 7/20/2040(a)(b)	44,331	46,830
4.000%, due 1/20/2040(a)(b)	17,026	18,099
Total Ginnie Mae Pools	139,825	147,820
Total Mortgage Pass-Through Agency RMBS (Cost - $9,148,730)	8,925,617	9,372,454
U.S. Treasury Bills - 7.0% (c)
0.060%, due 2/9/2012(d)	75,000	74,999
Total U.S. Treasury Bills (Cost - $74,995)	75,000	74,999
Other investments (Cost - $15,318)(e) - 1.7%(c)	27,944	18,675
Total Investments in Securities (Cost - $9,239,043)	$9,028,561	$9,466,128

CYS INVESTMENTS, INC.
CONDENSED SCHEDULES OF INVESTMENTS - (Continued)
DECEMBER 31, 2011 (UNAUDITED)*

Interest Rate Cap Contracts - 0.6%(c)
Expiration	Cap Rate	Notional Amount	Fair Value
12/30/2014	2.073%	$200,000	$656
10/15/2015	1.428%	300,000	3,062
11/8/2015	1.360%	200,000	2,248
Total Interest Rate Cap Contracts (Cost, $13,722)		$700,000	$5,966

Interest Rate Swap Contracts - (7.4%)(c)(f)
Expiration	Pay Rate	Notional Amount	Fair Value
5/26/2013	1.600%	$100,000	$(1,266)
6/30/2013	1.378%	300,000	(3,000)
7/15/2013	1.365%	300,000	(3,034)
12/15/2013	1.309%	400,000	(4,587)
12/16/2013	1.264%	400,000	(4,230)
12/16/2013	1.281%	500,000	(5,421)
12/17/2013	1.323%	400,000	(4,695)
7/1/2014	1.720%	100,000	(2,375)
7/16/2014	1.733%	250,000	(6,149)
8/16/2014	1.353%	200,000	(3,059)
9/23/2014	1.312%	500,000	(7,115)
10/6/2014	1.173%	240,000	(2,520)
2/14/2015	2.145%	500,000	(20,274)
6/2/2016	1.940%	300,000	(11,027)
(g)12/19/2016	1.426%	250,000	(724)
Interest Rate Swap Contracts (Cost, $0)		$4,740,000	$(79,476)
 __________________
LEGEND

*    Derived from audited financial statements.

(a)	Securities or a portion of the securities are pledged as collateral for repurchase agreements or interest rate swap contracts.

(b)	The coupon rate shown on floating or adjustable rate securities represents the rate at December 31, 2011.

(c)	Percentage of net assets.

(d)	Zero coupon bond, rate shown represents purchase yield.

(e)	Comprised of investments that were individually less than 1% of net assets.

(f)	The Company’s interest rate swap contracts receive a floating rate set quarterly to three month LIBOR.

(g)	The interest rate swap effective date is December 19, 2012 and does not accrue any income or expense until that date.

See notes to condensed financial statements.

CYS INVESTMENTS, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share numbers)	2012	2011	2012	2011
INVESTMENT INCOME:
Interest income from Agency RMBS	$70,352	$64,681	$134,499	$104,715
Other income	1,395	1,039	2,617	1,985
Total investment income	71,747	65,720	137,116	106,700
EXPENSES:
Interest	8,993	4,470	15,846	7,574
Management fees	—	3,311	—	6,151
Compensation and benefits	3,346	589	6,510	1,134
General, administrative and other	1,933	965	3,888	1,999
Total expenses	14,272	9,335	26,244	16,858
Net investment income	57,475	56,385	110,872	89,842
GAINS AND (LOSSES) FROM INVESTMENTS:
Net realized gain (loss) on investments	61,113	9,438	66,286	15,346
Net unrealized appreciation (depreciation) on investments	7,473	119,787	35,450	133,698
Net gain (loss) from investments	68,586	129,225	101,736	149,044
GAINS AND (LOSSES) FROM SWAP AND CAP CONTRACTS:
Net swap and cap interest income (expense)	(12,687)	(14,875)	(24,193)	(26,733)
Net gain (loss) on termination of swap contracts	—	(3,493)	—	(3,492)
Net unrealized appreciation (depreciation) on swap and cap contracts	(11,669)	(67,820)	(17,592)	(57,142)
Net gain (loss) from swap and cap contracts	(24,356)	(86,188)	(41,785)	(87,367)
NET INCOME	$101,705	$99,422	$170,823	$151,519
NET INCOME PER COMMON SHARE BASIC & DILUTED	$0.87	$1.20	$1.54	$1.97
See notes to condensed financial statements.

CYS INVESTMENTS, INC.
CONDENSED STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)

(In thousands)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Net income:
Net investment income	$57,475	$110,872
Net realized gain (loss) on investments	61,113	66,286
Net unrealized appreciation (depreciation) on investments	7,473	35,450
Net gain (loss) on swap and cap contracts	(24,356)	(41,785)
Net income	101,705	170,823
Capital transactions:
Net proceeds from issuance of common shares	61,117	497,709
Distributions to shareholders	(59,465)	(117,534)
Amortization of share based compensation	705	1,398
Increase in net assets from capital transactions	2,357	381,573
Total increase in net assets	104,062	552,396
Net assets:
Beginning of period	1,525,792	1,077,458
End of period	$1,629,854	$1,629,854
See notes to condensed financial statements.

CYS INVESTMENTS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$170,823	$151,519
Adjustments to reconcile net income to net cash used in operating activities:
Purchase of investment securities	(11,560,000)	(3,690,210)
Premium paid on interest rate caps	(44,070)	—
Proceeds from disposition of investment securities	5,730,437	881,033
Proceeds from paydowns of investment securities	1,194,916	415,367
Amortization of share based compensation	1,398	1,134
Amortization of premiums and discounts on investment securities	39,576	14,493
Amortization of premiums on interest rate cap contracts	2,434	1,919
Net realized (gain) loss on investments	(66,286)	(15,346)
Net unrealized (appreciation) depreciation on investments	(35,450)	(133,698)
Net unrealized (appreciation) depreciation on swap and cap contracts	17,592	57,142
Change in assets and liabilities:
Receivable for securities sold and principal repayments	(360,033)	(400,849)
Interest receivable	(7,657)	(11,719)
Other assets	(331)	(400)
Payable for securities purchased	2,594,998	(1,607,925)
Accrued interest payable	79	6,262
Related party management fee payable	—	325
Accrued expenses and other liabilities	1,773	(80)
Net cash used in operating activities	(2,319,801)	(4,331,033)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	34,953,941	19,346,529
Repayments of repurchase agreements	(33,071,442)	(15,242,281)
Net proceeds from issuance of common shares	497,709	275,907
Distributions paid	(58,069)	(49,540)
Net cash provided by financing activities	2,322,139	4,330,615
Net increase (decrease) in cash and cash equivalents	2,338	(418)
CASH AND CASH EQUIVALENTS - Beginning of period	11,508	1,510
CASH AND CASH EQUIVALENTS - End of period	$13,846	$1,092
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$43,535	$29,316
SUPPLEMENTAL DISCLOSURES OF NONCASH FLOW INFORMATION:
Distributions declared, not yet paid	$59,465	$49,550
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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash held in banks and highly liquid investments with original maturities of three months or less. Interest income earned on cash and cash equivalents is recorded in other income.
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
The Company is exposed to credit loss in the event of nonperformance by the counterparty to the swap or cap limited to the amount of collateral posted that exceeds the fair value of the contract. However, as of June 30, 2012 and December 31, 2011, the Company did not anticipate nonperformance by any counterparty. Should interest rates move unexpectedly, the Company may not achieve the anticipated benefits of the interest rate swap or cap and may realize a loss.
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
Collateralized loan obligations ("CLOs") are generally valued using valuations provided by broker quotations, as derived from such brokers’ pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and asked prices, prices or yields of securities with similar characteristics, default rates, recovery rates, prepayment rates, reinvestment rates, and information pertaining to the issuer, as well as industry and economic events.
Fair values of long-lived assets, including real estate, are primarily derived internally and are based on observed sales transactions for similar assets. For real estate, fair values are based on discounted cash flow estimates which reflect current and projected lease profiles and available industry information about capitalization rates and expected trends in rents and occupancy.
All valuations received from third party pricing services or broker quotes are non-binding. The Company does not adjust any of the prices received from third party pricing services or brokers, and all prices are reviewed by the Company. This review includes comparisons of similar market transactions, alternative third party pricing services and broker quotes, or comparisons to a pricing model. To ensure the proper fair value hierarchy, the Company reviews the third party pricing service’s methodology to understand whether observable or unobservable inputs are being used.
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
Forward Settling Transactions
The Company may engage in forward settling transactions. The Company records forward settling transactions on the trade date and maintains security positions such that sufficient liquid assets will be available to make payment on the settlement date for the securities purchased. Securities purchased on a forward settling basis are carried at fair value and begin earning interest on the settlement date. Losses may occur on these transactions due to changes in market conditions or the failure of counterparties to perform under the contract. Among other forward settling transactions, the Company may transact in to-be-announced Securities (“TBAs”). As with other forward settling transactions, a seller agrees to issue TBAs at a future date. However, the seller does not specify the particular securities to be delivered. Instead, the Company agrees to accept any security that meets specified terms such as issuer, interest rate and terms of underlying mortgages. The Company records TBAs on the trade date utilizing information associated with the specified terms of the transaction as opposed to the specific mortgages. TBAs are carried at fair value and begin earning interest on the settlement date. Losses may occur due to the fact that the actual underlying mortgages received may be less favorable than those anticipated by the Company. As of June 30, 2012, the Company had pledged Agency RMBS with a fair value of $4.9 million on its open forward settling transactions and TBAs. The Company did not have any pledged Agency RMBS on its open forward settling transactions as of December 31, 2011.
Repurchase Agreements
Repurchase agreements are borrowings that are collateralized by the Company’s Agency RMBS and are carried at their amortized cost, which approximates their fair value due to their short term nature, generally 30-90 days. The Company’s repurchase agreement counterparties are large institutional dealers in fixed income securities. Collateral is valued daily and counterparties may require additional collateral when appropriate. At June 30, 2012 and December 31, 2011, Agency RMBS owned with a fair value of approximately $10,265.6 million and $8,284.4 million, respectively, have been pledged as collateral for repurchase agreements for which the counterparty has the right to sell or repledge.
Investment Transactions and Income
The Company records its transactions in securities on a trade date basis. Realized gains and losses on securities transactions are recorded on an identified cost basis. Interest income and expense are recorded on the accrual basis. Interest income on Agency RMBS is accrued based on outstanding principal amount of the securities and their contractual terms. Interest on CLOs is accrued at a rate determined based on estimated future cash flows and adjusted prospectively as future cash flow amounts are recast. For CLOs placed on nonaccrual status or when the Company cannot reliably estimate cash flows, the cost recovery method is used. Amortization of premium and accretion of discount are recorded using the yield to maturity method, and are included in investment income in the statements of operations. The Company does not estimate prepayments when calculating the yield to maturity. The amount of premium or discount associated with a prepayment is recorded through investment income on the statements of operations as they occur.
Reclassification and Presentation
The condensed statements of operations for the three and six months ended June 30, 2011 had previously provided separate disclosure of related party management compensation, which included the expense relating to restricted stock granted to non-employees prior to the Internalization. The related party management compensation for the three and six months ended June 30, 2011 of $589 thousand and $1,134 thousand, respectively, was reclassified to compensation and benefits in the presentation herein. The condensed statements of cash flows for the six months ended June 30, 2011 had previously provided disclosure of amortization of related party management compensation which has been changed to amortization of share based compensation. The condensed statements of operations for the three and six months ended June 30, 2011 had previously provided combined disclosure of investment income - interest income which was expanded as interest income from Agency RMBS and other income in the presentation herein.
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
3. EARNINGS PER SHARE
Components of the computation of basic and diluted EPS were as follows (in thousands, except per share numbers):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$101,705	$99,422	$170,823	$151,519
Less dividends paid:
Common shares	(59,087)	(49,087)	(116,779)	(98,155)
Unvested shares	(378)	(467)	(755)	(935)
Undistributed earnings	42,240	49,868	53,289	52,429
Basic weighted average shares outstanding:
Common shares	116,126	81,798	110,039	75,976
Basic earnings per common share:
Distributed earnings	$0.51	$0.60	$1.06	$1.29
Undistributed earnings	0.36	0.60	0.48	0.68
Basic earnings per common share	$0.87	$1.20	$1.54	$1.97
Diluted weighted average shares outstanding:
Common shares	116,126	81,798	110,039	75,976
Net effect of dilutive warrants (1)	—	1	—	1
	116,126	81,799	110,039	75,977
Diluted earnings per common share:
Distributed earnings	$0.51	$0.60	$1.06	$1.29
Undistributed earnings	0.36	0.60	0.48	0.68
Diluted earnings per common share	$0.87	$1.20	$1.54	$1.97

(1)
The impact of equity instruments is not included in the computation of EPS for periods in which their inclusion would be anti-dilutive. For the three and six months ended June 30, 2012 and 2011, the Company had an aggregate of 131,088 stock options outstanding with a weighted average exercise price of $30.00 that were not included in the calculation of EPS, as their inclusion would have been anti-dilutive. These equity instruments may have a dilutive impact on future EPS.

4. INVESTMENTS IN SECURITIES AND INTEREST RATE SWAP AND CAP CONTRACTS AND OTHER ASSETS
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
Excluded from the tables below are financial instruments carried on the accompanying financial statements at cost basis, which is deemed to approximate fair value, primarily due to the short duration of these instruments, including cash and cash equivalents, receivables, payables and borrowings under repurchase arrangements with initial terms of 120 days or less. The fair value of these instruments is determined using level two inputs. The following tables provide a summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

June 30, 2012

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Agency RMBS	$—	$14,078,135	$—	$14,078,135
U.S. Treasury Bills	59,998	—	—	59,998
CLOs	—	—	17,874	17,874
Real estate assets	—	—	6,928	6,928
Interest rate cap contracts	—	43,871	—	43,871
Total	$59,998	$14,122,006	$24,802	$14,206,806
Liabilities
Interest rate swap contracts	$—	$93,337	$—	$93,337
December 31, 2011

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Agency RMBS	$—	$9,372,454	$—	$9,372,454
U.S. Treasury Bills	74,999	—	—	74,999
CLOs	—	—	18,675	18,675
Interest rate cap contracts	—	5,966	—	5,966
Total	$74,999	$9,378,420	$18,675	$9,472,094
Liabilities
Interest rate swap contracts	$—	$79,476	$—	$79,476
__________________
The table below presents a reconciliation of changes in assets classified as Level 3 in the Company’s financial statements for the three and six months ended June 30, 2012 and 2011. A discussion of the method of fair valuing these assets is included above in “Investment Valuation.” CLOs are generally valued using valuations provided by broker quotations. The Company validates the broker quotations using internal discounted cash flow models. The significant unobservable inputs used in the fair value measurement of the Company’s CLOs are prepayment rates, probability of default, and recovery rate in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates. The weighted average inputs to the models were:

	Constant Prepayment Rate	Default Rate	Recovery Rate	Recovery Lag
Weighted Average	20%	2%	60%	6 Months
Fair Value Reconciliation, Level 3
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
CLOs
Beginning balance Level 3 assets	$21,415	$23,947	$18,675	$20,478
Cash payments recorded as a reduction of cost basis	(1,063)	(1,321)	(2,118)	(2,429)
Change in net unrealized appreciation (depreciation)	(2,478)	1,515	1,317	6,092
Transfers into (out of) Level 3	—	—	—	—
Ending balance Level 3 assets	$17,874	$24,141	$17,874	$24,141

Fair values of real estate assets are valued based on discounted cash flow models. The significant unobservable input used in the fair value measurement is capitalization rates, which the Company estimated to be between 4% and 5% at June 30, 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
Real Estate Assets	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Beginning balance Level 3 assets	$—	$—	$—	$—
Purchase of real estate assets	6,928	—	6,928	—
Change in net unrealized appreciation (depreciation)	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—
Ending balance Level 3 assets	$6,928	$—	$6,928	$—

The Agency RMBS portfolio consisted of Agency RMBS as follows:
June 30, 2012

	Par Value	Fair Value	Weighted Average
Asset Type	(in thousands)		Cost/Par	Fair Value/Par	MTR(1)		Coupon	CPR(2)
10 Year Fixed Rate	$239,966	$253,746	$103.79	$105.74	N/A		3.50%	15.7%
15 Year Fixed Rate	8,130,084	8,575,298	103.34	105.48	N/A		3.38%	14.4%
20 Year Fixed Rate	138,700	149,688	103.14	107.92	N/A		4.50%	21.1%
30 Year Fixed Rate	1,832,303	1,937,542	105.43	105.74	N/A		3.87%	—%
Hybrid ARMs	3,015,667	3,161,861	102.63	104.85	67.4		3.09%	18.6%
Total/Weighted Average	$13,356,720	$14,078,135	$103.47	$105.40	67.4	(3)	3.40%	15.8%
__________________
 December 31, 2011

	Par Value	Fair Value	Weighted Average
Asset Type	(in thousands)		Cost/Par	Fair Value/Par	MTR(1)		Coupon	CPR(2)
10 Year Fixed Rate	$272,115	$284,948	$103.96	$104.72	N/A		3.50%	13.6%
15 Year Fixed Rate	4,763,965	5,010,121	102.53	105.17	N/A		3.79%	17.8%
20 Year Fixed Rate	551,766	585,103	102.32	106.04	N/A		4.14%	28.1%
30 Year Fixed Rate	239,747	259,123	103.09	108.08	N/A		5.00%	26.3%
Hybrid ARMs	3,098,024	3,233,159	102.31	104.36	64.0		3.29%	20.3%
Total/Weighted Average	$8,925,617	$9,372,454	$102.50	$105.01	64.0	(3)	3.66%	19.5%
__________________

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
As of June 30, 2012 and December 31, 2011, the Company’s Agency RMBS were purchased at a net premium to their par value due to the average interest rates on these investments being higher than prevailing market rates. As of June 30, 2012 and December 31, 2011, approximately $463.9 million and $223.5 million, respectively, of unamortized premium was included in the cost basis of the securities.

Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of June 30, 2012 and December 31, 2011, the average final contractual maturity of the Company’s Agency RMBS portfolio is in year 2032 and 2031, respectively.
In order to mitigate its interest rate exposure, the Company enters into interest rate swap and cap contracts. The Company had the following interest rate swap and cap transactions during the three and six months ended June 30, 2012 and 2011 (in thousands):

Three and Six Months Ended June 30, 2012			Three and Six Months Ended June 30, 2011
Trade Date	Transaction	Notional	Trade Date	Transaction	Notional
April 2012	Opened	$500,000	February 2011	Opened	$500,000
May 2012	Opened	600,000	March 2011	Opened	250,000
June 2012	Opened	600,000	May 2011	Terminated	(300,000)
Net Increase		$1,700,000	May 2011	Opened	300,000
			June 2011	Opened	300,000
			Net Increase		$1,050,000
As of June 30, 2012 and December 31, 2011, the Company had pledged Agency RMBS and U.S Treasury securities with a fair value of $151.2 million and $127.9 million, respectively, as collateral on interest rate swap and cap contracts. In addition, the Company had Agency RMBS of $9.0 million pledged to it as collateral for our interest rate cap contracts as of June 30, 2012. The Company did not have any collateral pledged to it as of December 31, 2011. Below is a summary of our interest rate swap and cap contracts open as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011 (in thousands):

Derivatives not designated as hedging instruments under ASC 815(a)
Interest Rate Swap Contracts	Notional Amount	Fair Value	Statement of Assets and Liabilities Location
June 30, 2012	$5,240,000	$(93,337)	Liabilities
December 31, 2011	4,740,000	(79,476)	Liabilities

Interest Rate Cap Contracts	Notional Amount	Fair Value	Statement of Assets and Liabilities Location
June 30, 2012	$1,900,000	$43,871	Assets
December 31, 2011	700,000	5,966	Assets

		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging	Location of Gain or (Loss) Recognized in	Three Months Ended June 30,		Six Months Ended June 30,
Instruments under ASC 815(a)	Income on Derivative	2012	2011	2012	2011
Interest rate swap and cap contracts	Net gain (loss) from swap and cap contracts	$(24,356)	$(86,188)	$(41,785)	$(87,367)
__________________

(a)	See note 2 for additional information on the Company’s purpose for entering into interest rate swaps and caps and the decision not to designate them as hedging instruments.
Credit Risk
At June 30, 2012 and December 31, 2011, the Company continued to have minimal exposure to credit losses on its mortgage assets by owning principally Agency RMBS. The payment of principal and interest on Agency RMBS is guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the United States government. While it is hoped that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy their guarantees of Agency RMBS.
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
The Company’s CLOs and real estate assets do not have the backing of Fannie Mae, Freddie Mac or Ginnie Mae. Payment of principal and interest is dependent on the performance of the underlying loans, which are subject to borrower default and possible losses.
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

June 30, 2012
Outstanding repurchase agreements	$9,763,313
Interest accrued thereon	$3,920
Weighted average borrowing rate	0.39%
Weighted average remaining maturity (in days)	27.3
Fair value of the collateral(1)	$10,265,566

December 31, 2011
Outstanding repurchase agreements	$7,880,814
Interest accrued thereon	$3,747
Weighted average borrowing rate	0.36%
Weighted average remaining maturity (in days)	27.6
Fair value of the collateral(1)	$8,284,423
 __________________

(1)	Collateral for repurchase agreements consists of Agency RMBS.
At June 30, 2012 and December 31, 2011, the Company did not have any borrowings under repurchase agreements where the amount at risk exceeded 10% of net assets.
6. CONTINGENCIES
The Company enters into certain contracts that contain a variety of indemnifications, principally with brokers. The maximum potential amount of future payment the Company could be required to make under these indemnification provisions is unknown. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2012 and December 31, 2011.
7. SHARE CAPITAL
The Company has authorized 500,000,000 shares of common stock having par value of $0.01 per share. As of June 30, 2012 and December 31, 2011, the Company had issued and outstanding 120,594,734 and 82,753,036 shares of common stock, respectively. The Company’s common stock transactions during the three and six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Shares	Amount	Shares	Amount
Shares sold in public offerings or issued as restricted stock	37,745	$497,813	23,033	$277,035
Shares issued in reinvestment of distributions	97	1,294	—	6
Net increase	37,842	$499,107	23,033	$277,041
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
Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. For the six months ended June 30, 2012 and 2011, the Company issued 3,020,306 and 6,957 shares under the plan, respectively, raising approximately $41.1 million and $87,452 of net proceeds, respectively. As of June 30, 2012 and December 31, 2011, there were approximately 6.4 million and 9.4 million shares, respectively, available for issuance under this plan.
Restricted Stock Awards
For the six months ended June 30, 2012 and 2011, the Company granted 196,456 and 14,058 shares of restricted stock, respectively, to certain of its directors, officers and employees.
Equity Placement Program (“EPP”)
On June 7, 2011, the Company entered into a sales agreement with JMP Securities LLC whereby the Company may, from time to time, publicly offer and sell up to 15.0 million shares of the Company’s common stock through at-the-market transactions and/or privately negotiated transactions. For the six months ended June 30, 2012, the Company issued 5,874,936 shares under the plan raising approximately $79.6 million. As of June 30, 2012 and December 31, 2011, approximately 9.1 million and 15.0 million shares of common stock, respectively, remained available for issuance to be sold under the sales agreement.
8. FINANCIAL HIGHLIGHTS
In accordance with financial reporting requirements applicable to investment companies, the Company has included below certain financial highlight information for the three and six months ended June 30, 2012 and 2011:

	Per Share
	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Net asset value, beginning of period	$13.14		$11.74		$13.02		$11.59
Net income:
Net investment income	0.49	(a)	0.68	(a)	1.00	(a)	1.17	(a)
Net gain from investments and swap and cap contracts	0.38	(a)	0.52	(a)	0.54	(a)	0.80	(a)
Net income	0.87		1.20		1.54		1.97
Capital transactions:
Distributions to shareholders	(0.50)		(0.60)		(1.00)		(1.20)
Issuance of common shares and amortization of share based compensation	0.01	(a)	0.01	(a)	(0.04)	(a)	(0.01)	(a)
Net decrease in net asset value from capital transactions	(0.49)		(0.59)		(1.04)		(1.21)
Net asset value, end of period	$13.52		$12.35		$13.52		$12.35
Net asset value total return (%)	6.70%	(b)	10.31%	(b)	11.52%	(b)	16.91%	(b)
Market value total return (%)	8.98%	(b)	10.93%	(b)	12.55%	(b)	8.95%	(b)
Ratios to Average Net Assets
Expenses before interest expense	1.33%	(c)	1.92%	(c)	1.39%	(c)	2.02%	(c)
Total expenses	3.59%	(c)	3.68%	(c)	3.51%	(c)	3.66%	(c)
Net investment income	14.45%	(c)	22.24%	(c)	14.83%	(c)	19.53%	(c)
 _

_________________

(a)
Calculated based on average shares outstanding during the period. Average shares outstanding include vested and unvested restricted shares and differs from weighted average shares outstanding used in calculating EPS (see note 3).

(b)	Not computed on an annualized basis.

(c)	Computed on an annualized basis.
9. SUBSEQUENT EVENTS
On July 1, 2012, an aggregate of 8,934 shares of restricted common stock were granted to certain directors as a portion of their compensation for serving on the Company’s board of directors.
The CPR of the Company’s Agency RMBS portfolio was approximately 17.8% for the month of July 2012.
On July 16, 2012, the Company completed an underwritten public offering of 46,000,000 shares of common stock at a public offering price of $13.70 per share, raising approximately $622.2 million of net proceeds, bringing the total shares of common stock outstanding to 166,603,668 as of July 16, 2012. The Company has invested all of the net proceeds of this offering into Agency RMBS and interest rate swap and caps as indicated below:

Asset Type	Coupon	Settle Date	Par Value (in thousands)	Weighted Average Price
15 Year Fixed Rate	3.00%	July 2012	1,414,103	105.44
15 Year Fixed Rate	3.00%	August 2012	150,000	105.33
15 Year Fixed Rate	3.00%	October 2012	100,000	104.95
30 Year Fixed Rate	3.50%	September 2012	1,150,000	105.59
30 Year Fixed Rate	3.50%	October 2012	1,250,000	105.32
Hybrid ARMs	2.44%	July 2012	148,853	104.52
Hybrid ARMs	2.40%	August 2012	40,000	104.25
Hybrid ARMs	2.40%	September 2012	200,000	104.10
Total/Weighted Average			$4,452,956	$105.33

Interest Rate Swaps	Expiration	Fixed	Floating	Notional Amount
Counterparty	Date	Pay Rate	Receive Rate	(In thousands)
Credit Suisse International	7/13/2017	0.86%	0.456%	$750,000
Interest Rate Caps	Expiration			Notional Amount
Counterparty	Date		Cap Rate	(In thousands)
The Royal Bank of Scotland plc	7/16/2019		1.25%	$500,000
Morgan Stanley Capital Service, Inc.	7/16/2022		1.75%	500,000
Total				$1,000,000

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
The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on February 13, 2012.
Forward Looking Statements
When used in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission (“SEC”) or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and assumptions. The forward-looking statements we make in this Quarterly Report on Form 10-Q include, but are not limited to, statements about the following:

•	the effect of movements in interest rates on our assets and liabilities (including our hedging instruments) and our net income;

•	our investment, financing and hedging strategy and the success of these strategies;

•	the effect of increased prepayment rates on our portfolio;

•	our ability to convert our assets into cash or extend the financing terms related to our assets;

•	the effect of widening credit spreads on the value of our assets and investment strategy;

•	the types of indebtedness we may incur;

•	our ability to quantify risks based on historical experience;

•	our ability to be taxed as a real estate investment trust (“REIT”) and to maintain an exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”);

•	our assessment of counterparty risk;

•	our ability to meet short term liquidity requirements with our cash flow from operations and borrowings;

•	our liquidity;

•	our asset valuation policies;

•	our distribution policy; and

•	the effect of recent U.S. Government actions on interest rates and the housing and credit markets.
Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors could cause actual results to vary from our forward-looking statements:

•	the factors referenced in this Quarterly Report on Form 10-Q;

•	changes in our investment, financing and hedging strategy;

•	the adequacy of our cash flow from operations and borrowings to meet our short term liquidity requirements;

•	the liquidity of our portfolio;

•	unanticipated changes in our industry, interest rates, the credit markets, the general economy or the real estate market;

•	changes in interest rates and the market value of our Agency RMBS;

•	changes in the prepayment rates on the mortgage loans underlying our Agency RMBS;

•	our ability to borrow to finance our assets;

•	changes in government regulations affecting our business;

•	our ability to maintain our qualification as a REIT for federal income tax purposes;

•	our ability to maintain our exemption from registration under the Investment Company Act and the availability of such exemption in the future; and

•	risks associated with investing in real estate assets, including changes in business conditions and the general economy.
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
Overview
We are a specialty finance company created with the objective of achieving consistent risk-adjusted investment income. We seek to achieve this objective by investing, on a leveraged basis, in Agency RMBS. In addition, our investment guidelines permit investments in collateralized mortgage obligations issued by a government agency or government sponsored entity that are collateralized by Agency RMBS (“CMOs”), although we had not invested in any CMOs as of June 30, 2012. We commenced operations in February 2006, and completed our initial public offering in June 2009. Our common stock is traded on the New York Stock Exchange under the symbol “CYS”.
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
Trends and Recent Market Impacts
The volatility in the U.S. interest rate markets in 2011 and early 2012 has produced opportunities in our markets. While the performance of the U.S. economy in 2011 was disappointing primarily due to a lack of significant job growth, the first quarter of 2012 appeared to show some improvement in job growth and U.S. real gross domestic product (“GDP”) growth, however, this trend has not been sustained and GDP growth expectations have declined in the second quarter of 2012. The U.S. Federal Reserve (the "Fed”) announced in March 2012 that it intended to keep the Federal Funds Target Rate near zero through late-2014, which has had a positive effect on the markets for Agency RMBS. The U.S. unemployment rate declined in recent months from 8.5% in December 2011 to 8.2% in March 2012, however, this downward trend has not continued into the second quarter of 2012, with the rate still at 8.2% in June 2012. Uncertainty in the marketplace surrounding the longer-term pace of job creation continues to be a concern for the U.S. economy and likely will remain a primary focus in the upcoming presidential election. While existing home sales have increased recently, with some regions showing a small increase in average home prices, the residential construction sector remains depressed. The over hang of the European debt crisis and the recent downgrading of a significant number of U.S. banks by Moody's also adds pressure to the U.S. economy and consumer confidence.
Overall inflation and wage pressures have remained relatively muted in recent months despite prices of crude oil and gasoline increasing in the first quarter of 2012 and fluctuating more in the second quarter of 2012. This environment and the $400 billion maturity extension, program “operation twist,” which was increased in size in June 2012 by $267 billion and extended through the end of 2012, described below in “— Government Activity,” have created strong demand for U.S. government guaranteed assets, and valuations of Agency RMBS have increased due to such demand.
The following trends and recent market impacts may also affect our business:

Interest Rates
During the six months ended June 30, 2012, the U.S. employment picture worsened causing long term interest rates to fall with the 10 Year U.S. Treasury rate (the “10 Year”) decreasing from 1.88% at December 31, 2011 to 1.64% at June 30, 2012.
The demand for consumer credit, specifically mortgage loans has been strong. This demand has come primarily from banks because of the favorable treatment of Agency RMBS under bank risk based capital guidelines. In addition to banks, demand for mortgage loans has come from the Fed, which in September 2011 announced it would reinvest principal and interest received from its holdings of Agency RMBS. Conversely, the supply of mortgage loans continues to be subdued.
While we had recently seen a slightly more positive trend in U.S. employment and housing data, the U.S. economy still appears to be in a period of slow growth with little inflationary pressure. The U.S. Federal Funds Target Rate remains at 0-0.25%, with no change since mid-December 2008. Since December 2010, 30-Day LIBOR has also remained low with a rate of 0.25% at June 30, 2012, up six basis points from a year ago. However, 3-Month LIBOR increased by 21 basis points to 0.46% at June 30, 2012. The availability of repurchase agreement financing is stable with interest rates between 0.32% and 0.43% for 30-90 day repurchase agreements at June 30, 2012. Several of our repurchase agreement counterparties were downgraded by Moody's in June 2012. We believe that these downgrades resulted in slightly higher financing costs, and this modestly-incremental cost is likely to remain in place for the foreseeable future. The following table presents 30-Day LIBOR, 3-Month LIBOR and the U.S. Federal Funds Target Rate at the end of each respective fiscal quarter:

Date	30-Day LIBOR	3-Month LIBOR	Federal Funds Target Rate
June 30, 2012	0.246%	0.461%	0.25%
March 31, 2012	0.241%	0.468%	0.25%
December 31, 2011	0.295%	0.581%	0.25%
September 30, 2011	0.239%	0.374%	0.25%
June 30, 2011	0.186%	0.246%	0.25%
March 31, 2011	0.243%	0.303%	0.25%
December 31, 2010	0.261%	0.303%	0.25%
Source: Bloomberg
Longer-term interest rates fell sharply in 2011, and have continued to decrease in the six months ended June 30, 2012. The yield on five year U.S. Treasury notes was 2.01% at the beginning of 2011 and 0.83% at December 31, 2011. During the six months ended June 30, 2012, the yield on five year U.S. Treasury notes decreased 11 basis points to 0.72%, while the yield on par-priced Fannie Mae Agency RMBS backed by 15 year fixed rate mortgage loans decreased 39 basis points from 2.10% to 1.71%. Rates on three year interest rate swaps, currently one of our primary hedging vehicles, decreased by 20 and 46 basis points during the six months ended June 30, 2012 and year ended December 31, 2011, respectively, with the three year swap rate at 0.624% at June 30, 2012. Meanwhile, the 3-Month LIBOR, which is the rate used to calculate the interest payments we receive on interest rate swaps and interest rate caps, if any, decreased by 12 basis points during the six months ended June 30, 2012, to 0.461%. During the three months ended June 30, 2012, the Company purchased $6,317.3 million of Agency RMBS with a weighted average yield of 2.01%.
The following table illustrates this market environment by comparing market levels for three benchmark securities or rates, the yield on five year U.S. Treasury Notes, the three year interest rate swap rate and the price of 15 year Fannie Mae 3.5% Agency RMBS:

Date	Five Year U.S. Treasury Note	Three Year Interest Rate Swap Rates	Market Prices of 15 Year Fannie Mae 3.5% Agency RMBS
June 30, 2012	0.718%	0.624%	$105.703
March 31, 2012	1.039%	0.758%	$104.922
December 31, 2011	0.832%	0.820%	$104.578
September 30, 2011	0.952%	0.736%	$104.422
June 30, 2011	1.761%	1.147%	$101.828
March 31, 2011	2.277%	1.571%	$100.078
December 31, 2010	2.006%	1.279%	$100.328
Source: Bloomberg
The increase in market prices of Agency RMBS during 2011 and the first six months of 2012 was impacted by weak economic data and the various programs of the U.S. Federal Reserve, including the September 2011 announcement of the $400 billion maturity extension program, now increased by $267 billion and extended through the end of 2012, as described below in “—Government Activity.” In 2012, the yield curve has flattened slightly. Below is a graph of the yield curve at June 30, 2012, December 31, 2011 and December 31, 2010.

5.0%
4.5%
4.0%
3.5%
3.0%
2.5%
2.0%
1.5%
1.0%
0.5%
0.0%
December 31, 2010
December 31, 2011
June 30, 2012
3 Month
6 Month
1 Year
2 Year
3 Year
5 Year
7 Year
10 Year
30 Year

Prepayment Rates and Loan Buy-back Programs
Prepayment rates were very low in the summer of 2011 but have begun to increase as mortgages rates continue to push against historical lows. According to data provided by Freddie Mac, the weighted average commitment rate on a 30 year fixed rate mortgage was 3.68% in June 2012, compared to 3.96% in December 2011. However, the continued weak U.S. housing market and high unemployment have reduced many U.S. homeowners’ ability to refinance their mortgages. The following table presents the prepayment rates for Fannie Mae Agency RMBS backed by 15 year and 30 year fixed rate mortgages:

	Jan-11	Feb-11	Mar-11	Apr-11	May-11	Jun-11	Jul-11	Aug-11	Sep-11	Oct-11	Nov-11	Dec-11
15 Year	17.8%	13.6%	13.7%	12.2%	12.2%	14.7%	15.6%	18.4%	23.0%	25.2%	23.2%	20.8%
30 Year	19.5%	15.5%	15.4%	13.4%	13.0%	14.9%	14.9%	16.8%	21.4%	24.4%	25.2%	23.6%

	Jan-12	Feb-12	Mar-12	Apr-12	May-12	Jun-12
15 Year	18.8%	20.9%	21.6%	18.7%	18.5%	19.2%
30 Year	21.6%	25.0%	25.8%	23.7%	24.8%	25.8%

Fannie Mae Prepayment Rates, January 2011 – June 2012
30.0%
25.0%
20.0%
15.0%
10.0%
5.0%
0.0%
30 Year
15 Year
Jan-11
Feb-11
Mar-11
Apr-11
May-11
Jun-11
Jul-11
Aug-11
Sep-11
Oct-11
Nov-11
Dec-11
Jan-12
Feb-12
Mar-12
Apr-12
May-12
Jun-12

 Source: eMBS
The CPR of the Company’s Agency RMBS portfolio was approximately 17.8% for the month of July 2012.
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
On September 21, 2011, the U.S. Federal Reserve announced its maturity extension program whereby it intended to sell $400 billion of shorter-term U.S. Treasury securities by the end of June 2012 and use the proceeds to buy longer-term U.S. Treasury securities. This program is intended to extend the average maturity of the securities in the Federal Reserve’s portfolio. By reducing the supply of longer-term U.S. Treasury securities in the market, this action should put downward pressure on longer-term interest rates, including rates on financial assets that investors consider to be close substitutes for longer-term U.S. Treasury securities, like certain types of Agency RMBS. The reduction in longer-term interest rates, in turn, may contribute to a broad easing in financial market conditions that the U.S. Federal Reserve hopes will provide additional stimulus to support the economic recovery. In response to lagging economic growth, in June 2012, the U.S Federal Reserve announced it was adding another $267 billion and extending the duration of the program aimed at lengthening the maturity of its portfolio through the end of 2012 in an effort to put additional downward pressure on long-term interest rates. The US. Federal Reserve also reaffirmed its policy to reinvest payments of principal and interest from its holdings of Agency RMBS.
In September 2011, the White House announced it is working on a major plan to allow some of the 11 million homeowners who owe more on their mortgages than their homes are worth to refinance. Consequently, in October 2011 the Federal Housing Finance Agency ("FHFA") announced changes to the Home Affordable Refinance Program (“HARP”) to expand access to refinancing for qualified individuals and families whose homes have lost value. One such change is to increase the HARP loan-to-value ceiling above 125%. However, this would only apply to mortgages guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. There are many challenging issues to this proposal, notably the question as to whether a loan with a 125% or greater loan-to-value ratio qualifies as a mortgage or an unsecured consumer loan. The chances of this initiative’s success and other ideas proposed by the U.S. Federal Reserve’s white paper, have created additional uncertainty in the RMBS market, particularly with respect to possible increases in prepayment rates. According to information published by the U.S. Department of Housing and Urban Development, 180,200 distressed homeowners have been refinanced in the first three months of 2012.
In February 2011, the U.S. Department of the Treasury along with the U.S. Department of Housing and Urban Development released a report titled “Reforming America’s Housing Finance Market” to Congress outlining recommendations for reforming the U.S. housing system, specifically Fannie Mae and Freddie Mac, and transforming government involvement in the housing market. It is unclear how future legislation may impact the housing finance market and the investing environment for Agency RMBS as the method of reform is undecided and has not yet been defined by the regulators.
On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act is extensive, complicated and comprehensive legislation that impacts practically all aspects of banking and represents a significant overhaul of many aspects of the regulation of the financial services industry. Although many provisions remain subject to further rulemaking, the Dodd-Frank Act implements numerous and far-reaching regulatory changes that affect financial companies, including our Company, and other banks and institutions which are important to our business model. Certain notable rules are, among other things:

•
Requiring regulation and oversight of large, systemically important financial institutions ("SIFI") by establishing an interagency council on systemic risk and implementation of heightened prudential standards and regulation by the Board of Governors of the U.S. Federal Reserve for SIFI (including nonbank financial companies), as well as the implementation of the Federal Deposit Insurance Corporation (“FDIC”) resolution procedures for liquidation of large financial companies to avoid market disruption;

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
For a discussion of additional risks relating to our business see “Risk Factors” disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on February 13, 2012.
Financial Condition

As of June 30, 2012 and December 31, 2011, the Agency RMBS in our portfolio were purchased at a net premium to their par value due to the average interest rates on these investments being higher than the prevailing market rates at the time of purchase. As of June 30, 2012 and December 31, 2011, we had approximately $463.9 million and $223.5 million, respectively, of unamortized premium included in the cost basis of our investments.
As of June 30, 2012 and December 31, 2011, our Agency RMBS portfolio consisted of the following assets:
June 30, 2012

	Par Value	Fair Value	Weighted Average
				Fair
Asset Type	(in thousands)		Cost/Par	Value/Par	MTR(1)		Coupon	CPR(2)
10 Year Fixed Rate	$239,966	$253,746	$103.79	$105.74	N/A		3.50%	15.7%
15 Year Fixed Rate	8,130,084	8,575,298	103.34	105.48	N/A		3.38%	14.4%
20 Year Fixed Rate	138,700	149,688	103.14	107.92	N/A		4.50%	21.1%
30 Year Fixed Rate	1,832,303	1,937,542	105.43	105.74	N/A		3.87%	—%
Hybrid ARMs	3,015,667	3,161,861	102.63	104.85	67.4		3.09%	18.6%
Total/Weighted Average	$13,356,720	$14,078,135	$103.47	$105.40	67.4	(3)	3.40%	15.8%
__________________
December 31, 2011

	Par Value	Fair Value	Weighted Average
				Fair
Asset Type	(in thousands)		Cost/Par	Value/Par	MTR(1)		Coupon	CPR(2)
10 Year Fixed Rate	$272,115	$284,948	$103.96	$104.72	N/A		3.50%	13.6%
15 Year Fixed Rate	4,763,965	5,010,121	102.53	105.17	N/A		3.79%	17.8%
20 Year Fixed Rate	551,766	585,103	102.32	106.04	N/A		4.14%	28.1%
30 Year Fixed Rate	239,747	259,123	103.09	108.08	N/A		5.00%	26.3%
Hybrid ARMs	3,098,024	3,233,159	102.31	104.36	64.0		3.29%	20.3%
Total/Weighted Average	$8,925,617	$9,372,454	$102.50	$105.01	64.0	(3)	3.66%	19.5%
 __________________

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
Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of June 30, 2012 and December 31, 2011, the average final contractual maturity of the mortgage portfolio is in year 2032 and 2031, respectively. The average expected life of our Agency RMBS reflects the estimated average period of time the securities in the portfolio will remain outstanding. The average expected lives of our Agency RMBS do not exceed five years, based upon the prepayment model obtained through subscription-based financial information service providers. The prepayment model considers current yield, forward yield, the steepness of the yield curve, current mortgage rates, the mortgage rate of the outstanding loan, loan age, margin and volatility. The actual lives of the Agency RMBS in our investment portfolio could be longer or shorter than those estimates depending on the actual prepayment rates experienced over the lives of the applicable securities.
As of June 30, 2012 and December 31, 2011, we had CLOs with a fair value of $17.9 million and $18.7 million, respectively.
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
At June 30, 2012, we were a party to 16 interest rate swaps and seven interest rate caps (whereby we will receive interest payments when three-month LIBOR exceeds the applicable cap rate) with maturities between May 2013 and July 2019, aggregate notional amount of $7,140.0 million and a fair value of approximately $(49.5) million. At December 31, 2011, we were a party to 15 interest rate swaps and three interest rate caps with maturities between May 2013 and December 2016, aggregate notional amount of $5,440.0 million and a fair value of approximately $(73.5) million. As of June 30, 2012 and December 31, 2011, the weighted average fixed rate on our interest rate swaps was 1.462% and 1.478%, respectively. As of June 30, 2012 and December 31, 2011, the weighted average cap rate on our interest rate caps was 1.653% and 1.593%, respectively.
The current fair value of interest rate swaps and caps is heavily dependent on the prevailing market fixed rate, the corresponding term structure of floating rates (known as the yield curve) as well as the expectation of changes in future floating rates.
Liabilities
We have entered into repurchase agreements to finance some of our purchases of Agency RMBS. Borrowings under these agreements are secured by our Agency RMBS and bear interest at rates that have historically moved in close relationship to LIBOR. At June 30, 2012, we had approximately $9,763.3 million of liabilities pursuant to repurchase agreements with 24 counterparties that had weighted average interest rates of approximately 0.39%, and a weighted average maturity of 27.3 days. In addition, as of June 30, 2012, we had approximately $3,058.3 million in payable for securities purchased, a portion of which will be financed through repurchase agreements. At December 31, 2011, we had approximately $7,880.8 million of liabilities pursuant to repurchase agreements with 24 counterparties that had weighted average interest rates of approximately 0.36%, and a weighted average maturity of 27.6 days. In addition, as of December 31, 2011 we had approximately $463.3 million in payable for securities purchased, a portion of which was financed through repurchase agreements. Below is a summary of our payable for securities purchased as of June 30, 2012 and December 31, 2011 (in thousands).

June 30, 2012
Forward Settling Purchases	Settle Date	Par Value	Payable
Interest rate cap 1.5%	7/2/2012	$300,000	$11,130
FNMA - 30 Year 5.0% Fixed(a)	7/12/2012	—	70
FNMA - 30 Year 2.59% Hybrid ARM	7/23/2012	35,000	36,367
FNMA - 30 Year 2.44% Hybrid ARM	7/23/2012	50,000	51,543
FNMA - 30 Year 2.44% Hybrid ARM	7/23/2012	50,000	51,487
FNMA - 30 Year 4.0% Fixed	8/13/2012	800,000	846,598
FNMA - 15 Year 3.0% Fixed	8/16/2012	1,125,000	1,173,332
FNMA - 30 Year 3.5% Fixed	9/13/2012	650,000	679,861
FNMA - 30 Year 2.50% Hybrid ARM	9/25/2012	100,000	103,518
FNMA - 30 Year 3.5% Fixed	10/11/2012	100,000	104,394
		$3,210,000	$3,058,300

December 31, 2011
Forward Settling Purchases	Settle Date	Par Value	Payable
FNMA - 15 Year 3.5% Fixed	1/18/2012	$225,000	$232,977
FNMA - 30 Year 2.84% Hybrid ARM	1/24/2012	21,000	21,478
FNMA - 30 Year 2.85% Hybrid ARM	1/24/2012	16,000	16,579
FNMA - 30 Year 2.94% Hybrid ARM	1/24/2012	15,000	15,499
FNMA - 30 Year 3.12% Hybrid ARM	1/24/2012	50,000	51,807
FNMA - 30 Year 2.84% Hybrid ARM	1/24/2012	15,000	15,452
FNMA - 30 Year 3.17% Hybrid ARM	1/27/2012	36,000	37,389
FNMA - 30 Year 2.90% Hybrid ARM	2/23/2012	50,000	51,479
FNMA - 30 Year 2.82% Hybrid ARM	3/22/2012	20,000	20,642
		$448,000	$463,302
__________________

(a)	A corresponding sale of $150.0 million par value was made with the same counterparty with the same settlement date leaving the disclosed net payable for securities purchased.

Summary Financial Data

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share numbers)	2012	2011	2012	2011
INVESTMENT INCOME:
Interest income from Agency RMBS	$70,352	$64,681	$134,499	$104,715
Other income	1,395	1,039	2,617	1,985
Total investment income	71,747	65,720	137,116	106,700
EXPENSES:
Interest	8,993	4,470	15,846	7,574
Operating expenses	5,279	4,865	10,398	9,284
Total expenses	14,272	9,335	26,244	16,858
Net investment income	57,475	56,385	110,872	89,842
Net gain (loss) from investments	68,586	129,225	101,736	149,044
GAINS AND (LOSSES) FROM SWAP AND CAP CONTRACTS:
Net swap and cap interest income (expense)	(12,687)	(14,875)	(24,193)	(26,733)
Net gain (loss) on termination of swap contracts	—	(3,493)	—	(3,492)
Net unrealized appreciation (depreciation) on swap and cap contracts	(11,669)	(67,820)	(17,592)	(57,142)
Net gain (loss) from swap and cap contracts	(24,356)	(86,188)	(41,785)	(87,367)
NET INCOME	$101,705	$99,422	$170,823	$151,519
Net income per common share (diluted)	$0.87	$1.20	$1.54	$1.97
Distributions per common share	$0.50	$0.60	$1.00	$1.20
Key Metrics*
Average Agency RMBS(1)	$10,737,980	$7,699,364	$10,052,857	$6,364,652
Average repurchase agreements (2)	$9,497,267	$6,831,941	$8,932,952	$5,541,810
Average net assets (3)	$1,591,432	$1,013,990	$1,494,876	$920,153
Average common shares outstanding (4)	116,881	82,578	110,751	76,754
Average yield on Agency RMBS (5)	2.62%	3.37%	2.68%	3.32%
Average cost of funds and hedge (6)	0.91%	1.14%	0.90%	1.25%
Interest rate spread net of hedge (7)	1.71%	2.23%	1.78%	2.07%
Operating expense ratio (8)	1.33%	1.92%	1.39%	2.02%
Leverage ratio (at period end) (9)	7.6:1	7.6:1	7.6:1	7.6:1
__________________

(1)	Our average Agency RMBS for the period was calculated by averaging the month end cost basis of our settled Agency RMBS during the period.

(2)	Our average repurchase agreements for the period were calculated by averaging the month end repurchase agreement balance during the period.

(3)	Our average net assets for the period were calculated by averaging the month end net assets during the period.

(4)	Our average common shares outstanding was calculated by averaging the daily common shares outstanding during the period.

(5)	Our average yield on Agency RMBS for the period was calculated by dividing our interest income from Agency RMBS by our average Agency RMBS.

(6)
Our average cost of funds and hedge for the period was calculated by dividing our total interest expense, including our net swap and cap interest income (expense), by our average repurchase agreements.

(7)	Our interest rate spread net of hedge for the period was calculated by subtracting our average cost of funds and hedge from our average yield on Agency RMBS.

(8)	Our operating expense ratio is calculated by dividing operating expenses by average net assets.

(9)	Our leverage ratio was calculated by dividing (i) our repurchase agreements plus payable for securities purchased minus receivable for securities sold by (ii) net assets.
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

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Non-GAAP Reconciliation:	2012	2011	2012	2011
NET INCOME	$101,705	$99,422	$170,823	$151,519
Net (gain) loss from investments	(68,586)	(129,225)	(101,736)	(149,044)
Net (gain) loss on termination of swap contracts	—	3,493	—	3,492
Net unrealized (appreciation) depreciation on swap and cap contracts	11,669	67,820	17,592	57,142
Core Earnings	$44,788	$41,510	$86,679	$63,109
Results of Operations
Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011
Net Income. Net income increased $2.3 million to $101.7 million for the three months ended June 30, 2012, compared to net income of $99.4 million for the three months ended June 30, 2011. The major components of this increase are detailed below.
Investment Income. Investment income, which consists of interest income on Agency RMBS, subordinated tranches of CLOs and short term investments, increased by $6.0 million to $71.7 million for the three months ended June 30, 2012, as compared to $65.7 million for the three months ended June 30, 2011. The change in interest income was primarily due to the increased size of our portfolio. During the three months ended June 30, 2012, our average Agency RMBS portfolio was $10,738.0 million, compared to $7,699.4 million during the three months ended June 30, 2011. However, the increased income due to the size of our portfolio was partially offset by the decrease in the average yield on Agency RMBS. During the three months ended June 30, 2012 and 2011, our average yield on Agency RMBS was 2.62% and 3.37%, respectively.
Interest Expense. Interest expense increased $4.5 million to $9.0 million for the three months ended June 30, 2012, as compared to $4.5 million for the three months ended June 30, 2011. The increase was due to the increase in our average amounts outstanding under our repurchase agreements. During the three months ended June 30, 2012 and 2011, our average repurchase agreements were $9,497.3 million and $6,831.9 million, respectively. In addition, we had an average rate on our repurchase agreements of 0.38% and 0.26% during the three months ended June 30, 2012 and 2011, respectively.
Operating Expenses. For the three months ended June 30, 2012, operating expenses increased by $0.4 million to $5.3 million compared to $4.9 million for the three months ended June 30, 2011. However, expenses as a percentage of net assets decreased significantly during the three months ended June 30, 2012 to 1.33% compared to 1.92% during the three months ended June 30, 2011. The primary reason for the decrease in expenses as a percentage of net assets was that we had a larger asset base. Our average net assets were $1,591.4 million and $1,014.0 million during the three months ended June 30, 2012 and 2011, respectively. In addition, we are experiencing the benefit of the Internalization of management which took effect in September 2011.
Net Gain (Loss) From Investments. Net gain from investments decreased by $60.6 million to $68.6 million for the three months ended June 30, 2012, compared to $129.2 million for the three months ended June 30, 2011. This decrease was the result of the change in the price of Agency RMBS and the increase in our average Agency RMBS portfolio. During the three months ended June 30, 2012 and 2011, the price of Agency RMBS backed by 15 year 3.5% mortgages increased by $0.781 and $1.750, respectively. During the three months ended June 30, 2012 and 2011, our average Agency RMBS was $10,738.0 million and $7,699.4 million, respectively.
Net Gain (Loss) from Swap and Cap Contracts. Net loss from swap and cap contracts decreased by $61.8 million to a loss of $24.4 million for the three months ended June 30, 2012, compared to a loss of $86.2 million for the three months ended June 30, 2011. The decrease in net loss on swap contracts was primarily due to the change in swap rates combined with the change in the size of our interest rate swap and cap portfolio. During the three months ended June 30, 2012 and 2011, our average interest rate swap and cap notional amount was $6,265.0 million and $5,290.0 million, respectively. During the three months ended June 30, 2012 and 2011, three year swap rates decreased by 13 and 42 basis points, respectively.
Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011
Net Income. Net income increased $19.3 million to $170.8 million for the six months ended June 30, 2012, compared to net income of $151.5 million for the six months ended June 30, 2011. The major components of this increase are detailed below.
Investment Income. Investment income, which consists of interest income on Agency RMBS, subordinated tranches of CLOs and short term investments, increased by $30.4 million to $137.1 million for the six months ended June 30, 2012, as compared to $106.7 million for the six months ended June 30, 2011. The change in interest income was primarily due to the increased size of our portfolio. During the six months ended June 30, 2012, our average Agency RMBS portfolio was $10,052.9 million, compared to $6,364.7 million during the six months ended June 30, 2011. However, the increased income due to the size of our portfolio was partially offset by the decrease in the average yield on Agency RMBS. During the six months ended June 30, 2012 and 2011, our average yield on Agency RMBS was 2.68% and 3.32%, respectively.
Interest Expense. Interest expense increased $8.2 million to $15.8 million for the six months ended June 30, 2012, as compared to $7.6 million for the six months ended June 30, 2011. The increase was due to the increase in our average amounts outstanding under our repurchase agreements. During the six months ended June 30, 2012 and 2011, our average repurchase agreements were $8,933.0 million and $5,541.8 million, respectively. In addition, we had an average rate on our repurchase agreements of 0.35% and 0.27% during the six months ended June 30, 2012 and 2011, respectively.
Operating Expenses. For the six months ended June 30, 2012, operating expenses increased by $1.1 million to $10.4 million compared to $9.3 million for the six months ended June 30, 2011. However, expenses as a percentage of net assets decreased significantly during the six months ended June 30, 2012 to 1.39% compared to 2.02% during the six months ended June 30, 2011. The primary reason for the decrease in expenses as a percentage of net assets was that we had a larger asset base. Our average net assets were $1,494.9 million and $920.2 million during the six months ended June 30, 2012 and 2011, respectively. In addition, we are experiencing the benefit of the Internalization of management which took effect in September 2011.
Net Gain (Loss) From Investments. Net gain from investments decreased by $47.3 million to $101.7 million for the six months ended June 30, 2012, compared to $149.0 million for the six months ended June 30, 2011. This decrease was the result of the change in the price of Agency RMBS and the increase in our average Agency RMBS portfolio. During the six months ended June 30, 2012 and 2011, the price of Agency RMBS backed by 15 year 3.5% mortgages increased by $1.125 and $1.500, respectively. During the six months ended June 30, 2012 and 2011, our average Agency RMBS was $10,052.9 million and $6,364.7 million, respectively.
Net Gain (Loss) from Swap and Cap Contracts. Net loss from swap and cap contracts decreased by $45.6 million to a loss of $41.8 million for the six months ended June 30, 2012, compared to a loss of $87.4 million for the six months ended June 30, 2011. The decrease in net loss on swap contracts was primarily due to the change in swap rates combined with the change in the size of our interest rate swap and cap portfolio. During the six months ended June 30, 2012 and 2011, our average interest rate swap and cap notional amount was $5,911.4 million and $4,975.7 million, respectively. During the six months ended June 30, 2012 and 2011, three year swap rates decreased by 20 and 13 basis points, respectively.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations for repurchase agreements, interest expense on repurchase agreements and the office lease at June 30, 2012 and December 31, 2011 (dollars in thousands).

June 30, 2012	Within One Year	One to Three Years	Three to Five Years	Total
Repurchase agreements	$9,763,313	$—	$—	$9,763,313
Interest expense on repurchase agreements, based on rates at June 30, 2012	6,706	—	—	6,706
Long term operating lease obligation	317	324	—	641
Total	$9,770,336	$324	$—	$9,770,660

December 31, 2011	Within One Year	One to three Years	Three to Five Years	Total
Repurchase agreements	$7,880,814	$—	$—	$7,880,814
Interest expense on repurchase agreements, based on rates at December 31, 2011	5,852	—	—	5,852
Long term operating lease obligation	313	482	—	795
Total	$7,886,979	$482	$—	$7,887,461
We enter into interest rate swap and cap contracts as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for the term of the swap or cap contract. At June 30, 2012 and December 31, 2011, we had the following interest rate swap and cap contracts (dollars in thousands):
As of June 30, 2012

Counterparty	Total Notional	Fair Value	Accrued Interest	Amount At Risk (1)	Weighted Average Maturity in Years
Credit Suisse International	$800,000	$3,217	$—	$5,935	5.6
Deutsche Bank	840,000	(11,331)	(1,396)	13,663	1.9
Goldman Sachs	1,800,000	(37,463)	(5,782)	20,067	2.0
ING Capital Markets, LLC	300,000	11,441	—	11,441	7.0
Morgan Stanley Capital Markets	250,000	(5,117)	—	1,727	4.5
Nomura Global Financial Products, Inc.	550,000	(19,739)	(2,034)	5,476	3.1
The Royal Bank of Scotland plc	2,000,000	(12,218)	(2,565)	10,136	1.9
UBS AG	300,000	11,702	—	572	7.0
Wells Fargo Bank, N.A.	300,000	10,043	—	1,012	6.9
Total	$7,140,000	$(49,465)	$(11,777)	$70,029
As of December 31, 2011

Counterparty	Total Notional	Fair Value	Accrued Interest	Amount At Risk (1)	Weighted Average Maturity in Years
Deutsche Bank	$840,000	$(10,275)	$(1,436)	$11,846	2.4
Goldman Sachs	1,800,000	(36,205)	(5,705)	18,025	2.5
Morgan Stanley Capital Markets	250,000	(723)	—	1,236	5.0
Nomura Global Financial Products, Inc.	550,000	(17,176)	(2,085)	4,679	3.6
The Royal Bank of Scotland plc	2,000,000	(9,131)	(2,644)	6,965	2.4
Total	$5,440,000	$(73,510)	$(11,870)	$42,751
 __________________

(1)	Equal to the fair value of pledged securities plus accrued interest income, minus the fair value of the interest rate swap and cap and accrued interest income and expense.
We enter into certain contracts that contain a variety of indemnification obligations, principally with our brokers and counterparties to interest rate swap contracts and repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of June 30, 2012 and December 31, 2011. In addition, as of June 30, 2012 and December 31, 2011, we had a $3,058.3 million and $463.3 million payable for securities purchased, respectively, a portion of which either was or will be financed through repurchase agreements. A summary of our payable for securities purchased as of June 30, 2012 and December 31, 2011 is included in the “Financial Condition—Liabilities” section.
Off-Balance Sheet Arrangements
As of June 30, 2012 and December 31, 2011, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2012 and December 31, 2011, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or had any intent to provide funding to any such entities.
Liquidity and Capital Resources
Our primary sources of funds are borrowings under repurchase arrangements and monthly principal repayments and interest payments on our investments. Other sources of funds may include proceeds from debt and equity offerings and asset sales. As of June 30, 2012 and December 31, 2011, we had repurchase agreements totaling $9,763.3 million and $7,880.8 million, respectively, with a weighted average borrowing rate of 0.39% and 0.36%, respectively. In addition, during the six months ended June 30, 2012 and 2011, we received $1,194.9 million and $415.4 million of principal repayments and $129.5 million and $95.0 million of interest payments, respectively. We held cash and cash equivalents of $13.8 million and $11.5 million at June 30, 2012 and December 31, 2011, respectively.
During the six months ended June 30, 2012 and 2011, our operations used net cash of $2,319.8 million and $4,331.0 million, respectively. During the six months ended June 30, 2012 and 2011, we had net purchases of securities (net of purchases, sales and principal repayments) of $4,634.6 million and $2,393.8 million, respectively. The increase in net purchases of securities was the result of investing the $498.1 million of total net proceeds from the (i) February 1, 2012 public offering when we issued and sold 28,750,000 shares of common stock, raising approximately $377.3 million of net proceeds, and (ii) the issuances of shares under the dividend reinvestment and direct stock purchase plan (“DSPP”) and Equity Placement Program (“EPP”), while maintaining our leverage ratio.
Through the DSPP, stockholders may purchase additional shares of common stock by reinvesting some or all of the cash dividends received on shares of common stock. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. For the six months ended June 30, 2012 and 2011 we issued 3,020,306 and 6,957 shares under the plan, respectively, raising approximately $41.1 million and $87,452 of net proceeds, respectively. As of June 30, 2012 and December 31, 2011, there were approximately 6.4 million and 9.4 million shares, respectively available for issuance under the DSPP.
On June 7, 2011 we established the EPP whereby, from time to time, we may publicly offer and sell up to 15.0 million shares of our common stock in at-the-market transactions and/or privately negotiated transactions with JMP Securities LLC acting as sales agent. For the six months ended June 30, 2012 the Company issued 5,874,936 shares under the plan raising approximately $79.6 million. As of June 30, 2012 and December 31, 2011, there were approximately 9.1 million and 15.0 million shares of common stock, respectively, remained available for issuance to be sold under the EPP.
The following tables present certain information regarding our risk exposure on our repurchase agreements as of June 30, 2012 and December 31, 2011 (dollars in thousands):

June 30, 2012

Counterparty	Total Outstanding Borrowings	% of Total	Amount At Risk (1)	Weighted Average Maturity in Days
Bank of America Securities LLC	$509,687	5.2%	$28,867	29
Bank of Nova Scotia	477,432	4.9	17,592	42
Barclays Capital, Inc.	455,563	4.7	24,499	28
BNP Paribas Securities Corp	321,138	3.3	18,030	17
Cantor Fitzgerald & Co.	206,794	2.1	12,098	11
Citigroup Global Markets, Inc.	507,343	5.2	30,171	19
Credit Suisse Securities (USA) LLC	623,242	6.4	30,245	16
Daiwa Securities America, Inc.	239,800	2.5	14,820	23
Deutsche Bank Securities, Inc.	481,491	4.9	29,094	51
Goldman Sachs & Co.	657,611	6.7	36,581	34
Guggenheim Liquidity Services, LLC	261,811	2.7	16,236	21
Industrial and Commercial Bank of China Financial Services LLC	640,825	6.6	33,614	42
ING Financial Markets LLC	314,466	3.2	17,643	11
Jefferies & Company, Inc.	89,842	0.9	5,049	46
LBBW Securities LLC	186,363	1.9	10,496	52
Mitsubishi UFJ Securities (USA), Inc.	518,833	5.3	28,475	31
Mizuho Securities USA, Inc.	333,394	3.4	19,852	25
Morgan Stanley & Co. Inc.	295,705	3.0	16,237	39
Nomura Securities International, Inc.	251,848	2.6	12,906	23
RBC Capital Markets, LLC	461,531	4.7	27,512	31
South Street Securities LLC	398,060	4.1	24,472	18
The Royal Bank of Scotland PLC	167,529	1.7	10,020	11
UBS Securities LLC	658,336	6.8	37,477	17
Wells Fargo Securities, LLC	704,669	7.2	24,467	18
	$9,763,313	100.0%	$526,453

December 31, 2011

Counterparty	Total Outstanding Borrowings	% of Total	Amount at Risk (1)	Weighted Average Maturity in Days
Bank of America Securities LLC	$242,641	3.1%	$13,845	19
Bank of Nova Scotia	416,381	5.3	13,927	33
Barclays Capital, Inc.	414,103	5.3	22,235	52
BNP Paribas Securities Corp	282,544	3.6	15,142	13
Cantor Fitzgerald & Co.	411,499	5.2	23,156	36
Citigroup Global Markets, Inc.	244,284	3.1	14,065	20
Credit Suisse Securities (USA) LLC	414,021	5.2	20,060	47
Daiwa Securities America, Inc.	288,960	3.6	16,082	30
Deutsche Bank Securities, Inc.	557,902	7.1	32,141	11
Goldman Sachs & Co.	543,768	6.9	30,168	22
Guggenheim Liquidity Services, LLC	151,530	1.9	8,472	23
Industrial and Commercial Bank of China Financial Services LLC	415,863	5.3	24,429	30
ING Financial Markets LLC	419,837	5.3	23,858	19
Jefferies & Company, Inc.	101,235	1.3	5,851	17
LBBW Securities LLC	206,734	2.6	11,257	45
Mitsubishi UFJ Securities (USA), Inc.	482,404	6.1	26,354	35
Mizuho Securities USA, Inc.	297,917	3.8	16,528	20
Morgan Stanley & Co. Inc.	172,063	2.2	10,320	45
Nomura Securities International, Inc.	281,998	3.6	15,257	41
RBC Capital Markets, LLC	223,831	2.8	14,008	12
South Street Securities LLC	336,394	4.3	22,261	18
The Royal Bank of Scotland PLC	143,628	1.8	7,746	10
UBS Securities LLC	328,368	4.2	18,683	47
Wells Fargo Securities, LLC	502,909	6.4	18,302	10
Total	$7,880,814	100.0%	$424,147

____________________

(1)	Equal to the fair value of pledged securities plus accrued interest income, minus the sum of repurchase agreement liabilities and accrued interest expense.
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
We receive margin calls from our repurchase agreement counterparties from time to time in the ordinary course of business similar to other entities in the specialty finance business. We receive two types of margin calls under our repurchase agreements. The first type, which are known as “factor calls,” are margin calls that occur each month and relate to the timing difference between the reduction of principal balances of our Agency RMBS, due to monthly principal payments on the underlying mortgages, and the receipt of the corresponding cash. The second type of margin call we may receive is a “valuation call”, which occurs due to market and interest rate movements. Both factor and valuation margin calls occur if the total value of our assets pledged as collateral to a counterparty drops beyond a threshold level, typically between $100,000 and $500,000. Both types of margin calls require a dollar for dollar restoration of the margin shortfall. Conversely, we may initiate margin calls to our counterparties when the value of our assets pledged as collateral with a counterparty increases above the threshold level, thereby increasing our liquidity. All unrestricted cash and cash equivalents, plus any unpledged securities, are available to satisfy margin calls
As of June 30, 2012 and December 31, 2011, we had approximately $1,039.6 million and $580.0 million, respectively, in

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
We have made and intend to continue to make regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common stock. On June 8, 2012, we declared a quarterly dividend of $0.50 per share of common stock for the first quarter of 2012, which was paid on July 18, 2012 to stockholders of record on June 25, 2012. In order to qualify as a REIT and to avoid federal corporate income tax on the income that we distribute to our stockholders, we are required to distribute at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, on an annual basis. This requirement can impact our liquidity and capital resources.
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
Qualitative and Quantitative Disclosures about Short Term Borrowings
The following table discloses quantitative data about our short term borrowings under repurchase agreements during the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Outstanding at period end	$9,763	$7,548	$9,763	$7,548
Weighted average rate at period end	0.39%	0.25%	0.39%	0.25%
Average outstanding during period (1)	$9,497	$6,832	$8,933	$5,542
Weighted average rate during period	0.38%	0.26%	0.35%	0.28%
Largest month end balance during period	$9,996	$7,548	$9,996	$7,548

_______________

(1)	Calculated based on the average month end balance during the period.
During the three months ended June 30, 2012, our repurchase agreement balance and rate remained relatively stable. During the six months ended June 30, 2012 our repurchase agreement balance increased due to our February 1, 2012 public offering that allowed us to finance additional asset purchases. Our net assets as of June 30, 2012 were $1,629.9 million compared to the average during the six months ended June 30, 2012 of $1,494.9 million, respectively. During the six months ended June 30, 2012, the rate on our repurchase agreements remained relatively stable. During the three and six months ended June 30, 2011, our repurchase agreement balance increased during the end of the period due to forward settling purchases made with the net proceeds from our February 2011 equity offering settling and being financed through repurchase agreements. During the three and six months ended June 30, 2011, the weighted average rate on our repurchase agreements remained relatively stable at 0.26% and 0.28%, respectively.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of June 30, 2012 and December 31, 2011, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do believe that risk can be quantified from historical experience and seek to actively manage risk, to earn sufficient compensation to justify taking risks and to maintain capital levels consistent with the risks we undertake. Our board of directors exercises oversight of risk management in many ways, including overseeing our senior management’s risk-related responsibilities and reviewing management and investment policies and performance against these policies and related benchmarks. See “Business—Risk Management” in our annual report on Form 10-K for the fiscal year ended December 31, 2011 for a further discussion of our risk mitigation practices.
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
We are a party to the interest rate swap and contracts as of June 30, 2012 and December 31, 2011 described in detail under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in this quarterly report on Form 10-Q.
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
The following sensitivity analysis table shows the estimated impact of our interest rate-sensitive investments and repurchase agreement liabilities on the fair value of our assets and our net income, exclusive of the effect of changes in fair value on our net income, at June 30, 2012 and December 31, 2011, assuming a static portfolio and that rates instantaneously fall 25, 50 and 75 basis points and rise 25, 50 and 75 basis points.

June 30, 2012

Change in Interest Rates	Projected Change in the Fair Value of Our Assets*	Projected Change in Our Net Income
- 75 basis points	0.33%	9.68%
- 50 basis points	0.43%	7.75%
- 25 basis points	0.33%	3.87%
No Change	—%	—%
+ 25 basis points	(0.52)%	(9.68)%
+ 50 basis points	(1.20)%	(19.36)%
+ 75 basis points	(2.00)%	(29.04)%
December 31, 2011

Change in Interest Rates	Projected Change in the Fair Value of Our Assets*	Projected Change in Our Net Income
- 75 basis points	0.42%	5.52%
- 50 basis points	0.34%	4.41%
- 25 basis points	0.20%	2.18%
No Change	—%	—%
+ 25 basis points	(0.39)%	(5.61)%
+ 50 basis points	(0.93)%	(11.17)%
+ 75 basis points	(1.59)%	(16.74)%

*	Analytics provided by The Yield Book® Software
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
_________________
*    Filed herewith.
**    Furnished herewith.

(1)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Assets and Liabilities at June 30, 2012(Unaudited) and December 31, 2011 (Derived from the audited balance sheet at December 31, 2011); (ii) Condensed Statements of Operations (Unaudited) for the three and six months ended June 30, 2012 and 2011; (iii) Condensed Statement of Changes in Net Assets (Unaudited) for the three and six months ended June 30, 2012; (iv) Condensed Statements of Cash Flows (Unaudited) for the six months ended June 30, 2012 and 2011; and (v) Condensed Notes to Financial Statements (Unaudited) for the three and six months ended June 30, 2012. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYS INVESTMENTS, INC.

Dated: July 20, 2012	BY:	/s/ FRANCES R. SPARK
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
__________________
 *     Filed herewith.
**    Furnished herewith.

(1)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Assets and Liabilities at June 30, 2012(Unaudited) and December 31, 2011 (Derived from the audited balance sheet at December 31, 2011); (ii) Condensed Statements of Operations (Unaudited) for the three and six months ended June 30, 2012 and 2011; (iii) Condensed Statement of Changes in Net Assets (Unaudited) for the three and six months ended June 30, 2012; (iv) Condensed Statements of Cash Flows (Unaudited) for the six months ended June 30, 2012 and 2011; and (v) Condensed Notes to Financial Statements (Unaudited) for the three and six months ended June 30, 2012. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.