Form 10-Q
period 2012-09-30
CYS Investments, Inc.
filed 2012-10-19
CIK 1396446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 17, 2012
Common Stock ($0.01 par value)	174,950,026

__________________________________

PART I. Financial Information
Item 1.         Financial Statements
CYS INVESTMENTS, INC.
CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(In thousands, except per share numbers)	September 30, 2012	December 31, 2011*
ASSETS:
Investments in securities, at fair value (including pledged assets of $14,752,504 and $8,412,295, respectively)	$22,646,305	$9,466,128
Interest rate cap contracts, at fair value	125,331	5,966
Cash and cash equivalents	20,496	11,508
Receivable for securities sold and principal repayments	20,423	5,550
Interest receivable	50,433	27,815
Other assets	1,129	1,090
Total assets	22,864,117	9,518,057
LIABILITIES:
Repurchase agreements	13,911,977	7,880,814
Interest rate swap contracts, at fair value	111,725	79,476
Payable for securities purchased	6,084,047	463,302
Payable for cash received as collateral	47,960	—
Distribution payable	79,677	—
Accrued interest payable (including accrued interest on repurchase agreements of $5,086 and $3,747, respectively)	19,389	15,617
Accrued expenses and other liabilities	4,606	1,390
Total liabilities	20,259,381	8,440,599
Commitments and contingencies (note 6)	—	—
NET ASSETS	$2,604,736	$1,077,458
Net assets consist of:
Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 50,000 shares authorized (3,000 and 0 shares issued and outstanding, respectively, liquidation preference of $25.00 per share or $75,000 and $0 in aggregate, respectively)	$72,488	$—
Common Stock, $0.01 par value, 500,000 shares authorized (174,942 and 82,753 shares issued and outstanding, respectively)	1,749	828
Additional paid in capital	2,236,234	997,884
Retained earnings	294,265	78,746
NET ASSETS	$2,604,736	$1,077,458
NET ASSET VALUE PER COMMON SHARE	$14.46	$13.02
__________________
*    Derived from audited financial statements.

See notes to condensed financial statements.

CYS INVESTMENTS, INC.
CONDENSED SCHEDULES OF INVESTMENTS
SEPTEMBER 30, 2012 (UNAUDITED)
INVESTMENTS IN SECURITIES – UNITED STATES OF AMERICA

(In thousands)	Face Amount	Fair Value
Fixed Income Securities - 869.4%(c)
Mortgage Pass-Through Agency RMBS - 867.5%(c)
Fannie Mae Pools - 829.0%(c)
2.290%, due 11/1/2042(b)	$100,000	$104,438
2.350%, due 12/1/2042(b)	100,000	104,438
2.399%, due 9/1/2042(a)(b)	39,731	41,576
2.416%, due 7/1/2042(a)(b)	49,772	52,059
2.438%, due 10/1/2042(b)	201,410	211,042
2.443%, due 7/1/2042(a)(b)	50,121	52,500
2.448%, due 10/1/2042(a)(b)	55,392	58,025
2.455%, due 6/1/2042(a)(b)	58,484	61,237
2.510%, due 10/1/2042(b)	52,000	54,730
2.516%, due 10/1/2042(a)(b)	99,646	104,529
2.564%, due 7/1/2042(a)(b)	53,369	56,079
2.584%, due 8/1/2042(a)(b)	34,823	36,577
2.618%, due 7/1/2042(a)(b)	49,168	51,679
2.641%, due 4/1/2042(a)(b)	36,977	38,937
2.707%, due 6/1/2042(a)(b)	70,311	74,028
2.789%, due 1/1/2042(a)(b)	43,772	46,176
2.792%, due 3/1/2042(a)(b)	45,622	48,130
2.795%, due 4/1/2042(a)(b)	186,713	197,142
2.804%, due 2/1/2042(a)(b)	26,924	28,419
2.808%, due 2/1/2042(a)(b)	50,760	53,546
2.811%, due 2/1/2042(a)(b)	60,944	64,271
2.819%, due 4/1/2042(a)(b)	54,944	58,035
2.837%, due 2/1/2042(a)(b)	35,708	37,713
2.857%, due 12/1/2041(a)(b)	56,874	60,082
2.867%, due 1/1/2042(a)(b)	62,266	66,113
2.904%, due 2/1/2042(a)(b)	43,257	45,637
2.995%, due 1/1/2041(a)(b)	32,811	34,327
3.000%, due 9/1/2026 - 12/1/2032(a)	7,757,362	8,236,480
3.022%, due 12/1/2040(a)(b)	111,353	116,493
3.054%, due 9/1/2041(a)(b)	41,862	44,085
3.056%, due 9/1/2041(a)(b)	38,752	40,939
3.164%, due 9/1/2041(a)(b)	34,151	36,252
3.170%, due 11/1/2041(a)(b)	30,140	31,990
3.176%, due 10/1/2041(a)(b)	41,800	44,371
3.216%, due 9/1/2041(a)(b)	93,117	98,647
3.237%, due 3/1/2041(a)(b)	16,366	17,298
3.242%, due 10/1/2041(b)	78,850	83,688
3.246%, due 4/1/2041(a)(b)	42,976	45,322
3.292%, due 9/1/2041(a)(b)	72,379	76,731
3.300%, due 5/1/2041(a)(b)	34,624	36,505
3.302%, due 6/1/2041(a)(b)	93,557	98,639

CYS INVESTMENTS, INC.
CONDENSED SCHEDULES OF INVESTMENTS - (Continued)
SEPTEMBER 30, 2012 (UNAUDITED)

	Face Amount	Fair Value
3.305%, due 10/1/2041(a)(b)	$117,613	$124,637
3.366%, due 8/1/2041(a)(b)	28,702	30,875
3.369%, due 5/1/2041(a)(b)	18,800	19,813
3.372%, due 6/1/2041(a)(b)	88,645	93,826
3.376%, due 4/1/2041(a)(b)	41,233	43,634
3.500%, due 7/1/2021(a)	224,154	238,674
3.500%, due 12/1/2025 - 5/1/2027(a)	2,516,746	2,680,835
3.500%, due 8/1/2042 - 12/1/2042(a)	4,105,608	4,392,654
3.514%, due 8/1/2040(a)(b)	29,486	31,228
3.621%, due 6/1/2041(a)(b)	52,201	55,497
3.651%, due 7/1/2040(a)(b)	31,181	32,953
3.665%, due 8/1/2040(a)(b)	28,671	30,413
3.710%, due 5/1/2040(a)(b)	26,062	27,726
3.789%, due 7/1/2040(a)(b)	25,580	27,191
3.937%, due 10/1/2039(a)(b)	24,479	25,896
3.990%, due 9/1/2039(a)(b)	11,947	12,642
4.000%, due 10/1/2024 - 6/1/2026(a)	1,288,581	1,378,755
4.000%, due 8/1/2042	118,750	128,994
4.500%, due 10/1/2024 - 6/1/2025(a)	56,508	61,060
4.500%, due 4/1/2030 - 11/1/2030(a)	130,880	142,333
4.500%, due 11/1/2041(a)	268,801	291,875
5.000%, due 11/1/2042	800,000	872,250
Total Fannie Mae Pools	20,273,716	21,592,666
Freddie Mac Pools - 33.5%(c)
2.435%, due 6/1/2042(b)	39,657	41,570
2.451%, due 7/1/2042(a)(b)	49,813	52,158
2.518%, due 9/1/2042(a)(b)	129,907	136,378
2.539%, due 7/1/2042(a)(b)	42,137	44,231
2.605%, due 3/1/2042(a)(b)	37,454	39,546
2.796%, due 12/1/2041(a)(b)	45,655	48,163
3.237%, due 2/1/2041(a)(b)	32,655	34,612
3.270%, due 6/1/2041(a)(b)	35,001	36,904
3.287%, due 1/1/2041(a)(b)	37,191	39,473
3.407%, due 9/1/2041(a)(b)	38,644	40,967
3.500%, due 4/1/2026 - 2/1/2027(a)	205,171	217,276
3.630%, due 6/1/2041(a)(b)	34,960	36,897
4.000%, due 10/1/2025(a)	40,748	43,368
4.500%, due 12/1/2024 - 5/1/2025(a)	57,325	61,502
Total Freddie Mac Pools	826,318	873,045
Ginnie Mae Pools - 5.0%(c)
3.500%, due 7/20/2040(a)(b)	108,238	115,472
4.000%, due 1/20/2040(a)(b)	14,712	15,756
Total Ginnie Mae Pools	122,950	131,228
Total Mortgage Pass-Through Agency RMBS (Cost - $22,146,485)	21,222,984	22,596,939
U.S. Treasury Bills - 1.2%(c)
0.060%, due 2/7/2013(a)(d)	30,000	29,989

CYS INVESTMENTS, INC.
CONDENSED SCHEDULES OF INVESTMENTS - (Continued)
SEPTEMBER 30, 2012 (UNAUDITED)

Total U.S. Treasury Bills (Cost - $29,985)	$30,000	$29,989
Other investments (Cost - $13,221)(e) - 0.7%(c)	20,473	19,377
Total Investments in Securities (Cost - $22,189,691)	$21,273,457	$22,646,305

Interest Rate Cap Contracts - 4.8%(c)
Expiration	Cap Rate	Notional Amount	Fair Value
12/30/2014	2.073%	$200,000	$64
10/15/2015	1.428%	300,000	489
11/8/2015	1.360%	200,000	374
5/23/2019	2.000%	300,000	7,007
6/1/2019	1.750%	300,000	7,998
6/29/2019	1.500%	300,000	9,057
7/2/2019	1.500%	300,000	9,389
7/16/2019	1.250%	500,000	17,770
7/16/2022	1.750%	500,000	36,610
7/25/2022	1.750%	500,000	36,573
Total Interest Rate Cap Contracts (Cost, $139,793)		$3,400,000	$125,331

Interest Rate Swap Contracts - (4.3%)(c)(f)
Expiration	Pay Rate	Notional Amount	Fair Value
5/26/2013	1.600%	$100,000	$(822)
6/30/2013	1.378%	300,000	(2,315)
7/15/2013	1.365%	300,000	(2,425)
12/15/2013	1.309%	400,000	(4,670)
12/16/2013	1.264%	400,000	(4,452)
12/16/2013	1.281%	500,000	(5,625)
12/17/2013	1.323%	400,000	(4,717)
7/1/2014	1.720%	100,000	(2,377)
7/16/2014	1.733%	250,000	(6,137)
8/16/2014	1.353%	200,000	(3,711)
9/23/2014	1.312%	500,000	(9,342)
10/6/2014	1.173%	240,000	(3,875)
2/14/2015	2.145%	500,000	(20,823)
6/2/2016	1.940%	300,000	(15,471)
(g)12/19/2016	1.426%	250,000	(7,961)
(h)4/24/2017	1.310%	500,000	(11,536)
7/13/2017	0.860%	750,000	(4,835)
9/6/2017	0.768%	250,000	(124)
9/6/2017	0.775%	500,000	(443)
9/6/2017	0.765%	250,000	(64)
Interest Rate Swap Contracts (Cost, $0)		$6,990,000	$(111,725)
__________________
LEGEND

(a)	Securities or a portion of the securities are pledged as collateral for repurchase agreements or interest rate swap contracts.

(b)	The coupon rate shown on floating or adjustable rate securities represents the rate at September 30, 2012.

CYS INVESTMENTS, INC.
CONDENSED SCHEDULES OF INVESTMENTS - (Continued)
SEPTEMBER 30, 2012 (UNAUDITED)

(c)	Percentage of net assets.

(d)	Zero coupon bond, rate shown represents purchase yield.

(e)	Comprised of investments that were individually less than 1% of net assets.

(f)	The Company’s interest rate swap contracts receive a floating rate set quarterly to three month LIBOR.

(g)	The interest rate swap effective date is December 19, 2012 and does not accrue any income or expense until that date.

(h)	The interest rate swap effective date is April 24, 2013 and does not accrue any income or expense until that date.

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

CYS INVESTMENTS, INC.
CONDENSED SCHEDULES OF INVESTMENTS - (Continued)
DECEMBER 31, 2011 (UNAUDITED)*

Interest Rate Cap Contracts - 0.6%(c)
Expiration	Cap Rate	Notional Amount	Fair Value
12/30/2014	2.073%	$200,000	$656
10/15/2015	1.428%	300,000	3,062
11/8/2015	1.360%	200,000	2,248
Total Interest Rate Cap Contracts (Cost, $13,722)		$700,000	$5,966

Interest Rate Swap Contracts - (7.4%)(c)(f)
Expiration	Pay Rate	Notional Amount	Fair Value
5/26/2013	1.600%	$100,000	$(1,266)
6/30/2013	1.378%	300,000	(3,000)
7/15/2013	1.365%	300,000	(3,034)
12/15/2013	1.309%	400,000	(4,587)
12/16/2013	1.264%	400,000	(4,230)
12/16/2013	1.281%	500,000	(5,421)
12/17/2013	1.323%	400,000	(4,695)
7/1/2014	1.720%	100,000	(2,375)
7/16/2014	1.733%	250,000	(6,149)
8/16/2014	1.353%	200,000	(3,059)
9/23/2014	1.312%	500,000	(7,115)
10/6/2014	1.173%	240,000	(2,520)
2/14/2015	2.145%	500,000	(20,274)
6/2/2016	1.940%	300,000	(11,027)
(g)12/19/2016	1.426%	250,000	(724)
Interest Rate Swap Contracts (Cost, $0)		$4,740,000	$(79,476)
 __________________
LEGEND

*    Derived from audited financial statements.

(a)	Securities or a portion of the securities are pledged as collateral for repurchase agreements or interest rate swap contracts.

(b)	The coupon rate shown on floating or adjustable rate securities represents the rate at December 31, 2011.

(c)	Percentage of net assets.

(d)	Zero coupon bond, rate shown represents purchase yield.

(e)	Comprised of investments that were individually less than 1% of net assets.

(f)	The Company’s interest rate swap contracts receive a floating rate set quarterly to three month LIBOR.

(g)	The interest rate swap effective date is December 19, 2012 and does not accrue any income or expense until that date.

See notes to condensed financial statements.

CYS INVESTMENTS, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share numbers)	2012	2011	2012	2011
INVESTMENT INCOME:
Interest income from Agency RMBS	$75,609	$63,548	$210,108	$168,263
Other income	1,022	1,018	3,639	3,003
Total investment income	76,631	64,566	213,747	171,266
EXPENSES:
Interest	11,893	4,778	27,739	12,352
Management fees	—	2,291	—	8,442
Compensation and benefits	3,068	4,338	9,578	5,472
General, administrative and other	2,272	3,203	6,160	5,202
Total expenses	17,233	14,610	43,477	31,468
Net investment income	59,398	49,956	170,270	139,798
GAINS AND (LOSSES) FROM INVESTMENTS:
Net realized gain (loss) on investments	27,049	13,267	93,335	28,613
Net unrealized appreciation (depreciation) on investments	194,078	107,692	229,528	241,390
Net gain (loss) from investments	221,127	120,959	322,863	270,003
GAINS AND (LOSSES) FROM SWAP AND CAP CONTRACTS:
Net swap and cap interest income (expense)	(17,255)	(15,469)	(41,448)	(42,202)
Net gain (loss) on termination of swap contracts	—	—	—	(3,492)
Net unrealized appreciation (depreciation) on swap and cap contracts	(21,363)	(59,125)	(38,955)	(116,267)
Net gain (loss) from swap and cap contracts	(38,618)	(74,594)	(80,403)	(161,961)
NET INCOME	$241,907	$96,321	$412,730	$247,840
DIVIDEND ON PREFERRED STOCK	(953)	—	(953)	—
NET INCOME AVAILABLE TO COMMON SHARES	$240,954	$96,321	$411,777	$247,840
NET INCOME PER COMMON SHARE BASIC & DILUTED	$1.46	$1.16	$3.19	$3.15
See notes to condensed financial statements.

CYS INVESTMENTS, INC.
CONDENSED STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)

(In thousands)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Net income:
Net investment income	$59,398	$170,270
Net realized gain (loss) on investments	27,049	93,335
Net unrealized appreciation (depreciation) on investments	194,078	229,528
Net gain (loss) on swap and cap contracts	(38,618)	(80,403)
Net income	241,907	412,730
Dividend on preferred stock	(953)	(953)
Net income available to common shares	240,954	411,777
Capital transactions:
Net proceeds from issuance of common shares	739,443	1,237,152
Net proceeds from issuance of preferred shares	72,488	72,488
Distributions to common stockholders	(78,724)	(196,258)
Amortization of share based compensation	721	2,119
Increase in net assets from capital transactions	733,928	1,115,501
Total increase in net assets	974,882	1,527,278
Net assets:
Beginning of period	1,629,854	1,077,458
End of period	$2,604,736	$2,604,736
See notes to condensed financial statements.

CYS INVESTMENTS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$412,730	$247,840
Adjustments to reconcile net income to net cash used in operating activities:
Purchase of investment securities	(26,295,320)	(6,104,138)
Premium paid on interest rate caps	(133,483)	—
Proceeds from disposition of investment securities	11,428,649	2,355,791
Proceeds from paydowns of investment securities	1,940,265	828,994
Amortization of share based compensation	2,119	4,691
Amortization of premiums and discounts on investment securities	69,092	27,289
Amortization of premiums on interest rate cap contracts	7,412	2,879
Net realized (gain) loss on investments	(93,335)	(28,613)
Net unrealized (appreciation) depreciation on investments	(229,528)	(241,390)
Net unrealized (appreciation) depreciation on swap and cap contracts	38,955	116,267
Change in assets and liabilities:
Receivable for securities sold and principal repayments	(14,873)	(3,486)
Interest receivable	(22,618)	(11,410)
Other assets	(39)	(950)
Payable for securities purchased	5,620,745	(1,472,279)
Accrued interest payable	3,772	8,782
Related party management fee payable	—	(800)
Accrued expenses and other liabilities	3,216	2,532
Payable for cash received as collateral	47,960	—
Net cash used in operating activities	(7,214,281)	(4,268,001)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	59,689,598	31,273,293
Repayments of repurchase agreements	(53,658,435)	(27,176,468)
Net proceeds from issuance of common shares	1,235,842	275,936
Net proceeds from issuance of preferred shares	72,488	—
Distributions paid	(116,224)	(99,090)
Net cash provided by financing activities	7,223,269	4,273,671
Net increase (decrease) in cash and cash equivalents	8,988	5,670
CASH AND CASH EQUIVALENTS - Beginning of period	11,508	1,510
CASH AND CASH EQUIVALENTS - End of period	$20,496	$7,180
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$67,128	$47,975
SUPPLEMENTAL DISCLOSURES OF NONCASH FLOW INFORMATION:
Distributions declared, not yet paid	$79,677	$45,509
Reinvestment of common share distributions	$1,310	$—
See notes to condensed financial statements.

CYS INVESTMENTS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
1. ORGANIZATION
CYS Investments, Inc. (the “Company”) was formed as a Maryland corporation on January 3, 2006, and commenced operations on February 10, 2006. The Company has elected to be taxed and intends to continue to qualify as a real estate investment trust (“REIT”) and is required to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), with respect thereto. Since March 2008, the Company has exclusively purchased residential mortgage-backed securities that are issued and the principal and interest of which are guaranteed by a federally chartered corporation (“Agency RMBS”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government such as the Government National Mortgage Association (“Ginnie Mae”), or U.S. Treasuries securities. The Company’s common stock and Series A Cumulative Redeemable Preferred Stock, $25.00 liquidation preference (the "Series A Preferred Stock") trade on the New York Stock Exchange under the symbols “CYS” and "CYS PrA," respectively.
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
The Company is exposed to credit loss in the event of nonperformance by the counterparty to the swap or cap limited to the amount of collateral posted that exceeds the fair value of the contract. However, as of September 30, 2012 and December 31, 2011, the Company did not anticipate nonperformance by any counterparty. Should interest rates move unexpectedly, the Company may not achieve the anticipated benefits of the interest rate swap or cap and may realize a loss.
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
As of September 30, 2012, the Company had pledged Agency RMBS with a fair value of $6.5 million on its open forward settling transactions. In addition, as of September 30, 2012 the Company had $10.0 million in cash pledged to it under its forward settling sales transactions. The Company did not have any pledged Agency RMBS on its open forward settling transactions as of December 31, 2011.
Repurchase Agreements
Repurchase agreements are borrowings that are collateralized by the Company’s Agency RMBS and are carried at their amortized cost, which approximates their fair value due to their short term nature, generally 30-90 days. The Company’s repurchase agreement counterparties are large institutional dealers in fixed income securities. Collateral is valued daily and counterparties may require additional collateral when appropriate. Counterparties have the right to sell or repledge collateral pledged for repurchase agreements.
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
Reclassification and Presentation
The condensed statements of operations for the three and nine months ended September 30, 2011 had previously provided combined disclosure of investment income - interest income which was expanded as interest income from Agency RMBS and other income in the presentation herein.
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
Income Taxes
The Company has elected to be taxed as a REIT and intends to continue to comply with provisions of the Code with respect thereto. As a REIT, the Company generally will not be subject to federal or state income tax on income that it currently distributes to its stockholders. To maintain its qualification as a REIT, the Company must distribute at least 90% of its REIT taxable income to its stockholders and meet certain other tests relating to assets and income.
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
3. EARNINGS PER SHARE
Components of the computation of basic and diluted EPS were as follows (in thousands, except per share numbers):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$241,907	$96,321	$412,730	$247,840
Less preferred stock dividends	(953)	—	(953)	—
Net income available to common shares	240,954	96,321	411,777	247,840
Less dividends paid:
Common shares	(78,397)	(45,138)	(195,175)	(143,293)
Unvested shares	(327)	(371)	(1,083)	(1,306)
Undistributed earnings	162,230	50,812	215,519	103,241
Basic weighted average shares outstanding:
Common shares	164,269	81,898	128,116	77,950
Basic earnings per common share:
Distributed earnings	$0.48	$0.55	$1.52	$1.84
Undistributed earnings	0.98	0.61	1.67	1.31
Basic earnings per common share	$1.46	$1.16	$3.19	$3.15
Diluted weighted average shares outstanding:
Common shares	164,269	81,898	128,116	77,950
Net effect of dilutive warrants (1)	—	—	—	1
	164,269	81,898	128,116	77,951
Diluted earnings per common share:
Distributed earnings	$0.48	$0.55	$1.52	$1.84
Undistributed earnings	0.98	0.61	1.67	1.31
Diluted earnings per common share	$1.46	$1.16	$3.19	$3.15

(1)
The impact of equity instruments is not included in the computation of EPS for periods in which their inclusion would be anti-dilutive. For the three and nine months ended September 30, 2012 and 2011, the Company had an aggregate of 131,088 stock options outstanding with a weighted average exercise price of $30.00 that were not included in the calculation of EPS, as their inclusion would have been anti-dilutive. These equity instruments may have a dilutive impact on future EPS.

4. INVESTMENTS IN SECURITIES AND INTEREST RATE SWAP AND CAP CONTRACTS AND OTHER ASSETS
The Company’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s market assumptions. ASC 820, Fair Value Measurements, classifies these inputs into the following hierarchy:
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
Excluded from the tables below are financial instruments carried on the accompanying financial statements at cost basis, which is deemed to approximate fair value, primarily due to the short duration of these instruments, including cash and cash equivalents, receivables, payables and borrowings under repurchase arrangements with initial terms of 120 days or less. The fair value of these instruments is determined using level two inputs. The following tables provide a summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

September 30, 2012	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Agency RMBS	$—	$22,596,939	$—	$22,596,939
U.S. Treasury Bills	29,989	—	—	29,989
CLOs	—	—	12,449	12,449
Real estate assets	—	—	6,928	6,928
Interest rate cap contracts	—	125,331	—	125,331
Total	$29,989	$22,722,270	$19,377	$22,771,636
Liabilities
Interest rate swap contracts	$—	$111,725	$—	$111,725

December 31, 2011	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Agency RMBS	$—	$9,372,454	$—	$9,372,454
U.S. Treasury Bills	74,999	—	—	74,999
CLOs	—	—	18,675	18,675
Interest rate cap contracts	—	5,966	—	5,966
Total	$74,999	$9,378,420	$18,675	$9,472,094
Liabilities
Interest rate swap contracts	$—	$79,476	$—	$79,476

The table below presents a reconciliation of changes in assets classified as Level 3 in the Company’s financial statements for the three and nine months ended September 30, 2012 and 2011. A discussion of the method of fair valuing these assets is included above in “Investment Valuation.” CLOs are generally valued using valuations provided by broker quotations. The Company validates the broker quotations using internal discounted cash flow models. The significant unobservable inputs used in the fair value measurement of the Company’s CLOs are prepayment rates, probability of default, and recovery rate in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates. The weighted average inputs to the models were:

	Constant Prepayment Rate	Default Rate	Recovery Rate	Recovery Lag
Weighted Average	20%	2%	60%	6 Months
Fair Value Reconciliation, Level 3
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
CLOs
Beginning balance Level 3 assets	$17,874	$24,141	$18,675	$20,478
Cash payments recorded as a reduction of cost basis	(964)	(1,236)	(3,081)	(3,664)
Change in net unrealized appreciation (depreciation)	1,483	(1,816)	2,799	4,275
Sales, at cost	(5,944)	(995)	(5,944)	(995)
Transfers into (out of) Level 3	—	—	—	—
Ending balance Level 3 assets	$12,449	$20,094	$12,449	$20,094

Fair values of real estate assets are valued based on discounted cash flow models. The significant unobservable input used in the fair value measurement is capitalization rates, which the Company estimated to be between 4% and 5% at September 30, 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
Real Estate Assets	2012	2011	2012	2011
Beginning balance Level 3 assets	$6,928	$—	$—	$—
Purchase of real estate assets	—	—	6,928	—
Change in net unrealized appreciation (depreciation)	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—
Ending balance Level 3 assets	$6,928	$—	$6,928	$—

The Agency RMBS portfolio consisted of Agency RMBS as follows:

September 30, 2012	Par Value	Fair Value	Weighted Average
Asset Type	(in thousands)		Cost/Par	Fair Value/Par	MTR(1)		Coupon	CPR(2)
10 Year Fixed Rate	$224,154	$238,674	$103.69	$106.48	N/A		3.50%	16.0%
15 Year Fixed Rate	11,142,835	11,854,179	104.04	106.38	N/A		3.26%	16.1%
20 Year Fixed Rate	910,489	967,434	104.87	106.25	N/A		3.22%	11.2%
30 Year Fixed Rate	5,293,159	5,685,772	105.83	107.42	N/A		3.79%	16.5%
Hybrid ARMs	3,652,347	3,850,880	103.07	105.44	69.3		2.92%	21.8%
Total/Weighted Average	$21,222,984	$22,596,939	$104.35	$106.47	69.3	(3)	3.33%	17.4%

December 31, 2011	Par Value	Fair Value	Weighted Average
Asset Type	(in thousands)		Cost/Par	Fair Value/Par	MTR(1)		Coupon	CPR(2)
10 Year Fixed Rate	$272,115	$284,948	$103.96	$104.72	N/A		3.50%	13.6%
15 Year Fixed Rate	4,763,965	5,010,121	102.53	105.17	N/A		3.79%	17.8%
20 Year Fixed Rate	551,766	585,103	102.32	106.04	N/A		4.14%	28.1%
30 Year Fixed Rate	239,747	259,123	103.09	108.08	N/A		5.00%	26.3%
Hybrid ARMs	3,098,024	3,233,159	102.31	104.36	64.0		3.29%	20.3%
Total/Weighted Average	$8,925,617	$9,372,454	$102.50	$105.01	64.0	(3)	3.66%	19.5%
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
As of September 30, 2012 and December 31, 2011, the Company’s Agency RMBS were purchased at a net premium to their par value with approximately $923.8 million and $223.5 million, respectively, of unamortized premium included in their cost basis. This is due to the average interest rates on these investments being higher than prevailing market rates.
Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of September 30, 2012 and December 31, 2011, the average final contractual maturity of the Company’s Agency RMBS portfolio is in year 2033 and 2031, respectively.
In order to mitigate its interest rate exposure, the Company enters into interest rate swap and cap contracts. The Company had the following activity in interest rate swap and cap transactions during the three and nine months ended September 30, 2012 and 2011 (in thousands):

Three and Nine Months Ended September 30, 2012			Three and Nine Months Ended September 30, 2011
Trade Date	Transaction	Notional	Trade Date	Transaction	Notional
April 2012	Opened	$500,000	February 2011	Opened	$500,000
May 2012	Opened	600,000	March 2011	Opened	250,000
June 2012	Opened	600,000	May 2011	Terminated	(300,000)
July 2012	Opened	2,250,000	May 2011	Opened	300,000
September 2012	Opened	1,000,000	June 2011	Opened	300,000
Net Increase		$4,950,000	Net Increase		$1,050,000
As of September 30, 2012 and December 31, 2011, the Company had pledged Agency RMBS and U.S Treasury securities with a fair value of $131.5 million and $127.9 million, respectively, as collateral on interest rate swap and cap contracts. In addition, the Company had Agency RMBS and U.S. Treasuries of $21.4 million and cash of $38.0 million pledged to it as collateral for its interest rate cap contracts as of September 30, 2012. The Company did not have any collateral pledged to it as of December 31, 2011. Below is a summary of our interest rate swap and cap contracts open as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011 (in thousands):

Derivatives not designated as hedging instruments under ASC 815(a)
Interest Rate Swap Contracts	Notional Amount	Fair Value	Statement of Assets and Liabilities Location
September 30, 2012	$6,990,000	$(111,725)	Liabilities
December 31, 2011	4,740,000	(79,476)	Liabilities

Interest Rate Cap Contracts	Notional Amount	Fair Value	Statement of Assets and Liabilities Location
September 30, 2012	$3,400,000	$125,331	Assets
December 31, 2011	700,000	5,966	Assets

		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments Under ASC 815(a)	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
Interest rate swap and cap contracts	Net gain (loss) from swap and cap contracts	$(38,618)	$(74,594)	$(80,403)	$(161,961)
__________________

(a)	See note 2 for additional information on the Company’s purpose for entering into interest rate swaps and caps and the decision not to designate them as hedging instruments.
Credit Risk
At September 30, 2012 and December 31, 2011, the Company continued to have minimal exposure to credit losses on its mortgage assets by owning principally Agency RMBS. The payment of principal and interest on Agency RMBS is guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the United States government. While it is hoped that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy their guarantees of Agency RMBS.
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

September 30, 2012
Outstanding repurchase agreements	$13,911,977
Interest accrued thereon	$5,086
Weighted average borrowing rate	0.42%
Weighted average remaining maturity (in days)	29.2
Fair value of the collateral(1)	$14,614,440

December 31, 2011
Outstanding repurchase agreements	$7,880,814
Interest accrued thereon	$3,747
Weighted average borrowing rate	0.36%
Weighted average remaining maturity (in days)	27.6
Fair value of the collateral(1)	$8,284,423
 __________________

(1)	Collateral for repurchase agreements consists of Agency RMBS.
At September 30, 2012 and December 31, 2011, the Company did not have any borrowings under repurchase agreements where the amount at risk exceeded 10% of net assets.
6. COMMITMENTS AND CONTINGENCIES
The Company enters into certain contracts that contain a variety of indemnifications, principally with brokers. The maximum potential amount of future payment the Company could be required to make under these indemnification provisions is unknown. The Company has not had any asserted claims nor incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2012 and December 31, 2011.
7. SHARE CAPITAL
The Company has authorized 500,000,000 shares of common stock having par value of $0.01 per share. As of September 30, 2012 and December 31, 2011, the Company had issued and outstanding 174,942,130 and 82,753,036 shares of common stock, respectively. The Company’s common stock transactions during the nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Shares	Amount	Shares	Amount
Shares sold in public offerings or issued as restricted stock	92,104	$1,238,141	23,192	$280,614
Shares issued in reinvestment of distributions	98	1,310	1	13
Shares canceled	(13)	(180)	—	—
Net increase	92,189	$1,239,271	23,193	$280,627
The Company has authorized 50,000,000 shares of preferred stock having a par value of $0.01 per share. As of September 30, 2012, 3,000,000 shares of 7.75% Series A Preferred Stock ($25.00 liquidation preference) were issued and outstanding. The Series A Preferred Stock will not be redeemable before August 3, 2017, except under circumstances where it is necessary to preserve our qualification as a REIT, for federal income tax purposes and the occurrence of certain change of control. On or after August 3, 2017, the Company may, at its option, redeem any or all of the shares of the Series A Preferred Stock at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the redemption date. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption. As of December 31, 2011, no such shares were issued or outstanding.
Equity Offerings
On February 1, 2012, the Company closed a public offering of 28,750,000 shares of its common stock at a public offering price of $13.28 per share for total net proceeds of approximately $377.3 million, after the underwriting discount and commissions and expenses.
On July 16, 2012, the Company closed a public offering of 46,000,000 shares of its common stock at a public offering price of $13.70 per share for total net proceeds of approximately $622.2 million, after the underwriting discount and commissions and expenses.
On August 3, 2012, the Company closed a public offering of 3,000,000 shares of its Series A Preferred Stock, liquidation preference of $25.00 per share, for total net proceeds of approximately $72.5 million, after the underwriting discount and commissions and expenses.
Dividend Reinvestment and Direct Stock Purchase Plan (“DSPP”)
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of common stock by reinvesting some or all of the cash dividends received on shares of common stock.
Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. For the nine months ended September 30, 2012 and 2011, the Company issued 5,327,661 and 9,192 shares under the plan, respectively, raising approximately $74.0 million and $116,064 of net proceeds, respectively. As of September 30, 2012 and December 31, 2011, there were approximately 4.1 million and 9.4 million shares, respectively, available for issuance under this plan.
Restricted Stock Awards
For the nine months ended September 30, 2012 and 2011, the Company granted 205,390 and 171,132 shares of restricted stock, respectively, to certain of its directors, officers and employees.
Equity Placement Program (“EPP”)
On June 7, 2011, the Company entered into a sales agreement with JMP Securities LLC whereby the Company may, from time to time, publicly offer and sell up to 15.0 million shares of the Company’s common stock through at-the-market transactions and/or privately negotiated transactions. For the nine months ended September 30, 2012, the Company issued 11,918,553 shares under the plan raising approximately $164.3 million. As of September 30, 2012 and December 31, 2011, approximately 3.1 million and 15.0 million shares of common stock, respectively, remained available for issuance and sale under the sales agreement.
8. FINANCIAL HIGHLIGHTS
In accordance with financial reporting requirements applicable to investment companies, the Company has included below certain financial highlight information for the three and nine months ended September 30, 2012 and 2011:

	Per Common Share
	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Net asset value, beginning of period	$13.52		$12.35		$13.02		$11.59
Net income:
Net investment income	0.36	(a)	0.60	(a)	1.32	(a)	1.78	(a)
Net gain from investments and swap and cap contracts	1.11	(a)	0.56	(a)	1.88	(a)	1.37	(a)
Net income	1.47		1.16		3.20		3.15
Dividend on preferred stock	(0.01)	(a)	—	(a)	(0.01)	(a)	—	(a)
Net income available to common shares	1.46		1.16		3.19		3.15
Capital transactions:
Distributions to common stockholders	(0.45)		(0.55)		(1.45)		(1.75)
Issuance of common and preferred shares and amortization of share based compensation	(0.07)	(a)	0.02	(a)	(0.30)	(a)	(0.01)	(a)
Net decrease in net asset value from capital transactions	(0.52)		(0.53)		(1.75)		(1.76)
Net asset value, end of period	$14.46		$12.98		$14.46		$12.98
Net asset value total return (%)	10.28%	(b)	9.55%	(b)	22.20%	(b)	27.09%	(b)
Market value total return (%)	5.59%	(b)	(1.33)%	(b)	18.88%	(b)	7.66%	(b)
Ratios to Average Net Assets
Expenses before interest expense	0.93%	(c)	2.33%	(c)(d)	1.16%	(c)	2.47%	(c)(d)
Total expenses	3.00%	(c)	4.13%	(c)(d)	3.21%	(c)	4.17%	(c)(d)
Net investment income	10.33%	(c)	20.20%	(c)(d)	12.59%	(c)	19.45%	(c)(d)
 __________________

(a)
Calculated based on average shares outstanding during the period. Average shares outstanding include vested and unvested restricted shares and differs from weighted average shares outstanding used in calculating EPS (see note 3).

(b)	Not computed on an annualized basis.

(c)	Computed on an annualized basis.

(d)
Includes $4.9 million of non-recurring expenses relating to the accelerated vesting of shares of restricted stock and other expenses associated with the Internalization. These non-recurring expenses represented 0.46% and 0.50% of average net assets for the three and nine months ended September 30, 2011, respectively.

9. SUBSEQUENT EVENTS
On October 1, 2012, an aggregate of 7,896 shares of restricted common stock were granted to certain directors as a portion of their compensation for serving on the Company’s board of directors.
The CPR of the Company’s Agency RMBS portfolio was approximately 15.4% for the month of October 2012.

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
Overview
We are a specialty finance company created with the objective of achieving consistent risk-adjusted investment income. We seek to achieve this objective by investing, on a leveraged basis, in Agency RMBS. In addition, our investment guidelines permit investments in collateralized mortgage obligations issued by a government agency or government sponsored entity that are collateralized by Agency RMBS (“CMOs”), although we had not invested in any CMOs as of September 30, 2012. We commenced operations in February 2006, and completed our initial public offering in June 2009. Our common stock and our Series A Cumulative Redeemable Preferred Stock, $25.00 liquidation preference (the "Series A Preferred Stock") trade on the New York Stock Exchange under the symbols “CYS” and "CYS PrA," respectively.
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
Factors that Affect our Results of Operations and Financial Condition
A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

•	interest rate trends;

•	prepayment rates on mortgages underlying our Agency RMBS, and credit trends insofar as they affect prepayment rates;

•	competition for investments in Agency RMBS;

•	actions taken by the U.S. Government, including the U.S. Federal Reserve (the "Federal Reserve") and the U.S. Treasury;

•	credit rating downgrades of the United States’ and certain European countries’ sovereign debt; and

•	other market developments.
In addition, a variety of factors relating to our business may also impact our results of operations and financial condition. These factors include:

•	our degree of leverage;

•	our access to funding and borrowing capacity;

•	our borrowing costs;

•	our hedging activities;

•	the market value of our investments; and

•	the REIT requirements and the requirements to qualify for a registration exemption under the Investment Company Act.
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
Trends and Recent Market Impacts
The volatility in the U.S. interest rate markets in 2011 and 2012 has produced opportunities in our markets. While the performance of the U.S. economy in 2011 was disappointing primarily due to a lack of significant job growth, the first quarter of 2012 appeared to show some improvement in job growth and U.S. real gross domestic product (“GDP”) growth. However, this trend has not been sustained and GDP growth expectations have declined in the third quarter of 2012. The Federal Reserve's September 2012 release had their 2012 GDP projection in the range of 1.6% to 2.0%, which is down from their June projection of 1.6% to 2.5%. The Federal Reserve's core personal consumption expenditures inflation projection is low through 2015, at rates ranging from 1.6% to 2.3%.
In September 2012, the U.S. Federal Reserve Open Market Committee announced an open-ended program to purchase an additional $40 billion of Agency RMBS per month until the unemployment rate, among other economic indicators, show signs of improvement. This program, when combined with the Federal Reserve's existing programs to extend its holdings' average maturity, and reinvest principal payments from its holdings of agency debt and Agency RMBS into Agency RMBS, is expected to increase the Federal Reserve's holdings of long-term securities by approximately $85 billion per month through the end of 2012. The Federal Reserve also announced that it will keep the target range for the Federal Funds Rate between zero and 0.25% through at least mid-2015, which is six months longer than the Federal Reserve had previously announced.
The Federal Reserve expects these measures to put downward pressure on long-term interest rates. In the short term, these actions have driven Agency RMBS prices to all-time highs, which has further compressed interest spreads, and removed the historical correlation between mortgage rates and U.S. Treasury or interest rate swaps. These factors have contributed to a challenging interest rate hedging environment.
The U.S. unemployment rate declined in recent months from 8.5% in December 2011 to 7.8% in September 2012. However, this downward trend is partly explained by the decrease in the participation rate, which went from 64.0% in December 2011 to 63.6% in September 2012. Uncertainty in the marketplace surrounding the longer-term pace of job creation continues to be a concern for the U.S. economy and likely will remain a primary focus in the upcoming presidential election. While existing home sales have increased recently, with some regions showing a small increase in average home prices, the residential construction sector remains depressed. According to the U.S. Department of Commerce, privately-owned housing units authorized by building permits in August 2012 were at a seasonally adjusted annual rate of 801,000. To put this figure in perspective, the September 2004 annual rate was 2,041,000.

In addition, the over hang of the European debt crisis and the recent downgrading of a significant number of U.S. banks by Moody's also adds pressure to the U.S. economy and consumer confidence.
Overall inflation and wage pressures have remained relatively muted in recent months despite prices of crude oil and gasoline increasing in the first nine months of 2012.
The following trends and recent market impacts may also affect our business:
Interest Rates
As described above, the actions by the Federal Reserve have decoupled U.S. Treasury rates from mortgage rates. During the nine months ended September 30, 2012, the 10 Year U.S. Treasury rate decreased 24 basis points to 1.64%. This compares with a decrease of 104 basis points in the yield on par-priced Fannie Mae Agency RMBS backed by 30 year fixed rate mortgage loans to 1.84% at September 30, 2012. This demand has come primarily from the Federal Reserve. Based on Agency RMBS issuance data from Fannie Mae, Freddie Mac and Ginnie Mae between July and September 2012, it is estimated that the Federal Reserve could purchase as much as 58% of monthly new issuance through the end of 2012.
During the three months ended September 30, 2012 the average yield on the Company's purchases of Agency RMBS was 1.86%. The following table illustrates this market environment by comparing market levels for three benchmark securities or rates, the yield on five year U.S. Treasury Notes, the three year interest rate swap rate and the yield of par-priced Fannie Mae Agency RMBS backed by 15 year fixed rate mortgage loans:

Date	Five Year U.S. Treasury Note	Three Year Interest Rate Swap Rates	Par-priced Fannie Mae 15 year RMBS Yield
September 30, 2012	0.625%	0.439%	0.820%
June 30, 2012	0.718%	0.624%	1.706%
March 31, 2012	1.039%	0.758%	1.997%
December 31, 2011	0.832%	0.820%	2.102%
September 30, 2011	0.952%	0.736%	2.124%
June 30, 2011	1.761%	1.147%	3.143%
March 31, 2011	2.277%	1.571%	3.494%
December 31, 2010	2.006%	1.279%	3.401%
Source: Bloomberg
Short-term rates have remained low, the table below presents 30-Day LIBOR, 3-Month LIBOR and the U.S. Federal Funds Target Rate at the end of each respective fiscal quarter. The availability of repurchase agreement financing is stable with interest rates between 0.34% and 0.53% for 30-90 day repurchase agreements at September 30, 2012. Several of our repurchase agreement counterparties were downgraded by Moody's in the second quarter of 2012. We believe that these downgrades resulted in slightly higher financing costs, and this modestly-incremental cost is likely to remain in place for the foreseeable future.

Date	30-Day LIBOR	3-Month LIBOR	Federal Funds Target Rate
September 30, 2012	0.214%	0.359%	0.25%
June 30, 2012	0.246%	0.461%	0.25%
March 31, 2012	0.241%	0.468%	0.25%
December 31, 2011	0.295%	0.581%	0.25%
September 30, 2011	0.239%	0.374%	0.25%
June 30, 2011	0.186%	0.246%	0.25%
March 31, 2011	0.243%	0.303%	0.25%
December 31, 2010	0.261%	0.303%	0.25%
Source: Bloomberg

In 2012, the yield curve has flattened slightly. This has primarily been the result of various Federal Reserve actions since September 2011 designed to maintain the recent low level of the U.S. Federal Funds Target Rate and lower yields on longer term U.S. Treasury securities, which the Federal Reserve expects to consequently lower interest rates that are tied to such yields, such as mortgage rates and interest rates on commercial loans. Such programs are described in more detail below under the heading “—Government Activity.” Below is a graph of the yield curve at September 30, 2012 and December 31, 2011.
Prepayment Rates and Loan Buy-back Programs
Prepayment rates were very low in the summer of 2011 but have increased since then as mortgages rates continue to push against historical lows. According to data provided by Freddie Mac, the weighted average commitment rate on a 30 year fixed rate mortgage was 3.36% in September 2012, compared to 3.95% in December 2011. However, the continued weak U.S. housing market and high unemployment have reduced many U.S. homeowners’ ability to refinance their mortgages. The following table presents the prepayment rates for the population of Fannie Mae Agency RMBS backed by 15 year and 30 year fixed rate mortgages:

	Jan-11	Feb-11	Mar-11	Apr-11	May-11	Jun-11	Jul-11	Aug-11	Sep-11	Oct-11	Nov-11	Dec-11
15 Year	17.8%	13.6%	13.7%	12.2%	12.2%	14.7%	15.6%	18.4%	23.0%	25.2%	23.2%	20.8%
30 Year	19.5%	15.5%	15.4%	13.4%	13.0%	14.9%	14.9%	16.8%	21.4%	24.4%	25.2%	23.6%

	Jan-12	Feb-12	Mar-12	Apr-12	May-12	Jun-12	Jul-12	Aug-12	Sep-12
15 Year	18.8%	20.9%	21.6%	18.7%	18.5%	19.2%	21.0%	23.6%	21.0%
30 Year	21.6%	25.0%	25.8%	23.7%	24.8%	25.8%	28.0%	31.2%	28.0%

 Source: eMBS
Government Activity

On October 4, 2012, the Federal Housing Finance Authority (the “FHFA”) released its white paper entitled "Building a New Infrastructure for the Secondary Mortgage Market" (the “FHFA White Paper”). This release follows up on the FHFA's February 21, 2012 Strategic Plan for Enterprise Conservatorships, which set forth three goals for the next phase of the Fannie Mae and Freddie Mac conservatorships. These three goals are to (i) build a new infrastructure for the secondary mortgage market, (ii) gradually contract Fannie Mae and Freddie Mac's presence in the marketplace while simplifying and shrinking their operations, and (iii) maintain foreclosure prevention activities and credit availability for new and refinanced mortgages.

The FHFA White Paper proposes a new infrastructure for Fannie Mae and Freddie Mac that has two basic goals. The first goal is to replace the current, outdated infrastructures of Fannie Mae and Freddie Mac with a common, more efficient infrastructure that aligns the standards and practices of the two entities, beginning with core functions performed by both entities such as issuance, master servicing, bond administration, collateral management and data integration. The second goal is to establish an operating framework for Fannie Mae and Freddie Mac that is consistent with the progress of housing finance reform and encourages and accommodates the increased participation of private capital in assuming credit risk associated with the secondary mortgage market. The FHFA recognizes that there are a number of impediments to their goals which may or may not be surmountable, such as the absence of any significant secondary mortgage market mechanisms beyond Fannie Mae, Freddie Mac and Ginnie Mae, and that their proposals are in the formative stages. As a result, it is unclear if the proposals will be enacted. If such proposals are enacted, it is unclear how closely what is enacted will resemble the proposals from the FHFA White Paper or what the effects of the enactment will be.

In September 2012, the U.S. Federal Reserve Open Market Committee announced an open-ended program to purchase an additional $40 billion of Agency RMBS per month until the unemployment rate, among other economic indicators, show signs of improvement. This program, when combined with the Federal Reserve's existing programs to extend its holdings' average maturity, and reinvest principal payments from its holdings of agency debt and Agency RMBS into Agency RMBS, is expected to increase the Federal Reserve's holdings of long-term securities by approximately $85 billion per month through the end of 2012. The Federal Reserve also announced that it will keep the target range for the Federal Funds Rate between zero and 0.25% through at least mid-2015, which is six months longer than the Federal Reserve had previously announced.

The Federal Reserve expects these measures to put downward pressure on long-term interest rates. In the short term, these actions have driven Agency RMBS prices to new highs, which has further compressed interest spreads, and caused the historical correlation between mortgage rates and U.S. Treasury or interest rate swaps to no longer exist.
On January 4, 2012, the Federal Reserve released a report titled “The U.S. Housing Market: Current Conditions and

Policy Considerations” to Congress, which provided a framework for thinking about certain issues and tradeoffs that policy makers might consider. It is unclear how future legislation may impact the housing finance market and the investing environment for Agency RMBS as the method of reform is undecided and has not yet been defined by the regulators.
On September 21, 2011, the Federal Reserve announced its maturity extension program whereby it intended to sell $400 billion of shorter-term U.S. Treasury securities by the end of June 2012 and use the proceeds to buy longer-term U.S. Treasury securities. This program is intended to extend the average maturity of the securities in the Federal Reserve’s portfolio. By reducing the supply of longer-term U.S. Treasury securities in the market, this action should put downward pressure on longer-term interest rates, including rates on financial assets that investors consider to be close substitutes for longer-term U.S. Treasury securities, like certain types of Agency RMBS. The reduction in longer-term interest rates, in turn, may contribute to a broad easing in financial market conditions that the Federal Reserve hopes will provide additional stimulus to support the economic recovery. In response to lagging economic growth, in June 2012, the Federal Reserve announced it was adding another $267 billion and extending the duration of the program aimed at lengthening the maturity of its portfolio through the end of 2012 in an effort to put additional downward pressure on long-term interest rates. The Federal Reserve also reaffirmed its policy to reinvest payments of principal and interest from its holdings of Agency RMBS.
In September 2011, the White House announced it is working on a major plan to allow some of the 11 million homeowners who owe more on their mortgages than their homes are worth to refinance. Consequently, in October 2011 the FHFA announced changes to the Home Affordable Refinance Program (“HARP”) to expand access to refinancing for qualified individuals and families whose homes have lost value. One such change is to increase the HARP loan-to-value ceiling above 125%. However, this would only apply to mortgages guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. There are many challenging issues to this proposal, notably the question as to whether a loan with a 125% or greater loan-to-value ratio qualifies as a mortgage or an unsecured consumer loan. The chances of this initiative’s success and other ideas proposed by the Federal Reserve’s white paper, have created additional uncertainty in the RMBS market, particularly with respect to possible increases in prepayment rates. According to information published by the U.S. Department of Housing and Urban Development, 519,500 distressed homeowners were refinanced in the period from January through July of 2012.
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
On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act is extensive, complicated and comprehensive legislation that impacts practically all aspects of banking and represents a significant overhaul of many aspects of the regulation of the financial services industry. Although many provisions remain subject to further rulemaking, the Dodd-Frank Act implements numerous and far-reaching regulatory changes that affect financial companies, including our Company, and other banks and institutions which are important to our business model. Certain notable rules are, among other things:

•
Requiring regulation and oversight of large, systemically important financial institutions ("SIFI") by establishing an interagency council on systemic risk and implementation of heightened prudential standards and regulation by the Board of Governors of the Federal Reserve for SIFI (including nonbank financial companies), as well as the implementation of the Federal Deposit Insurance Corporation (“FDIC”) resolution procedures for liquidation of large financial companies to avoid market disruption;

•
applying the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, savings and loan holding companies and systemically important nonbank financial companies;

•
limiting the Federal Reserve’s emergency authority to lend to nondepository institutions to facilities with broad-based eligibility, and authorizing the FDIC to establish an emergency financial stabilization fund for solvent depository institutions and their holding companies, subject to the approval of Congress, the Secretary of the U.S. Treasury and the Federal Reserve;

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
For a discussion of additional risks relating to our business see “Risk Factors” beginning on page 45 of this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on February 13, 2012.
Financial Condition
As of September 30, 2012 and December 31, 2011, the Agency RMBS in our portfolio were purchased at a net premium to their par value due to the average interest rates on these investments being higher than the prevailing market rates at the time of purchase. As of September 30, 2012 and December 31, 2011, we had approximately $923.8 million and $223.5 million, respectively, of unamortized premium included in the cost basis of our investments.
As of September 30, 2012 and December 31, 2011, our Agency RMBS portfolio consisted of the following assets:
September 30, 2012

	Par Value	Fair Value	Weighted Average
				Fair
Asset Type	(in thousands)		Cost/Par	Value/Par	MTR(1)		Coupon	CPR(2)
10 Year Fixed Rate	$224,154	$238,674	$103.69	$106.48	N/A		3.50%	16.0%
15 Year Fixed Rate	11,142,835	11,854,179	104.04	106.38	N/A		3.26%	16.1%
20 Year Fixed Rate	910,489	967,434	104.87	106.25	N/A		3.22%	11.2%
30 Year Fixed Rate	5,293,159	5,685,772	105.83	107.42	N/A		3.79%	16.5%
Hybrid ARMs	3,652,347	3,850,880	103.07	105.44	69.3		2.92%	21.8%
Total/Weighted Average	$21,222,984	$22,596,939	$104.35	$106.47	69.3	(3)	3.33%	17.4%
__________________
December 31, 2011

	Par Value	Fair Value	Weighted Average
				Fair
Asset Type	(in thousands)		Cost/Par	Value/Par	MTR(1)		Coupon	CPR(2)
10 Year Fixed Rate	$272,115	$284,948	$103.96	$104.72	N/A		3.50%	13.6%
15 Year Fixed Rate	4,763,965	5,010,121	102.53	105.17	N/A		3.79%	17.8%
20 Year Fixed Rate	551,766	585,103	102.32	106.04	N/A		4.14%	28.1%
30 Year Fixed Rate	239,747	259,123	103.09	108.08	N/A		5.00%	26.3%
Hybrid ARMs	3,098,024	3,233,159	102.31	104.36	64.0		3.29%	20.3%
Total/Weighted Average	$8,925,617	$9,372,454	$102.50	$105.01	64.0	(3)	3.66%	19.5%
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

The CPR of the Company’s Agency RMBS portfolio was approximately 15.4% for the month of October 2012.
Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of September 30, 2012 and December 31, 2011, the average final contractual maturity of the mortgage portfolio is in year 2033 and 2031, respectively. The average expected life of our Agency RMBS reflects the estimated average period of time the securities in the portfolio will remain outstanding. The average expected lives of our Agency RMBS do not exceed five years, based upon the prepayment model obtained through subscription-based financial information service providers. The prepayment model considers current yield, forward yield, the steepness of the yield curve, current mortgage rates, the mortgage rate of the outstanding loan, loan age, margin and volatility. The actual lives of the Agency RMBS in our investment portfolio could be longer or shorter than those estimates depending on the actual prepayment rates experienced over the lives of the applicable securities.
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
We engage in interest rate swaps and caps as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for the term of the swap contract. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based upon a notional amount of principal. Under the most common form of interest rate swap, commonly known as a fixed-floating interest rate swap, a series of fixed interest rate payments on a notional amount of principal is exchanged for a series of floating interest rate payments on such notional amount. In a simple interest rate cap, one investor pays a premium for a notional principal amount based on a capped interest rate (the “cap rate”). When the floating interest rate (the “floating rate”)

exceeds the cap rate, the investor receives a payment from the cap counterparty equal to the difference between the floating rate and the cap rate on the same notional principal amount for a specified period of time. Alternatively, an investor may receive a premium and pay the difference in cap rate and floating rate. Below is a summary of our interest rate swaps and caps as of September 30, 2012 and December 31, 2011:

September 30, 2012			Weighted Average
	Number of Contracts	Notional (000's)	Rate	Maturity	Fair Value (000's)
Interest Rate Swaps	20	$6,990,000	1.298%	June 2015	$(111,725)
Interest Rate Caps	10	3,400,000	1.622%	July 2019	125,331

December 31, 2011			Weighted Average
	Number of Contracts	Notional (000's)	Rate	Maturity	Fair Value (000's)
Interest Rate Swaps	15	4,740,000	1.478%	July 2014	(79,476)
Interest Rate Caps	3	700,000	1.593%	July 2015	5,966
The current fair value of interest rate swaps and caps is heavily dependent on the prevailing market fixed rate, the corresponding term structure of floating rates (known as the yield curve) as well as the expectation of changes in future floating rates.
Liabilities
We have entered into repurchase agreements to finance some of our purchases of Agency RMBS. Borrowings under these agreements are secured by our Agency RMBS and bear interest at rates that have historically moved in close relationship to LIBOR. At September 30, 2012, we had approximately $13,912.0 million of liabilities pursuant to repurchase agreements with 25 counterparties that had weighted average interest rates of approximately 0.42%, and a weighted average maturity of 29.2 days. In addition, as of September 30, 2012, we had approximately $6,084.0 million in payable for securities purchased, a portion of which will be financed through repurchase agreements. At December 31, 2011, we had approximately $7,880.8 million of liabilities pursuant to repurchase agreements with 24 counterparties that had weighted average interest rates of approximately 0.36%, and a weighted average maturity of 27.6 days. In addition, as of December 31, 2011 we had approximately $463.3 million in payable for securities purchased, a portion of which was financed through repurchase agreements. Below is a summary of our payable for securities purchased as of September 30, 2012 and December 31, 2011 (in thousands).

September 30, 2012
Forward Settling Purchases	Settle Date	Par Value	Payable
FNMA - 20 Year 3.0% Fixed	10/11/2012	$203,502	$213,153
FNMA - 15 Year 3.0% Fixed	10/16/2012	150,000	157,750
FNMA - 30 Year 2.21% Hybrid ARM	10/23/2012	52,000	54,927
FNMA - 30 Year 5.0% Fixed	11/14/2012	800,000	873,773
FNMA - 30 Year 3.5% Fixed	11/14/2012	1,900,000	1,989,494
FNMA - 20 Year 3.0% Fixed	11/14/2012	75,000	79,382
FNMA - 15 Year 3.0% Fixed	11/19/2012	275,000	289,717
FNMA - 30 Year 2.29% Hybrid ARM	11/26/2012	100,000	104,057
FNMA - 30 Year 3.5% Fixed	12/12/2012	1,350,000	1,425,328
FNMA - 20 Year 3.0% Fixed	12/12/2012	350,000	368,644
FNMA - 15 Year 3.0% Fixed	12/18/2012	400,000	423,786
FNMA - 30 Year 2.35% Hybrid ARM	12/28/2012	100,000	104,036
		$5,755,502	$6,084,047

December 31, 2011
Forward Settling Purchases	Settle Date	Par Value	Payable
FNMA - 15 Year 3.5% Fixed	1/18/2012	$225,000	$232,977
FNMA - 30 Year 2.84% Hybrid ARM	1/24/2012	21,000	21,478
FNMA - 30 Year 2.85% Hybrid ARM	1/24/2012	16,000	16,579
FNMA - 30 Year 2.94% Hybrid ARM	1/24/2012	15,000	15,499
FNMA - 30 Year 3.12% Hybrid ARM	1/24/2012	50,000	51,807
FNMA - 30 Year 2.84% Hybrid ARM	1/24/2012	15,000	15,452
FNMA - 30 Year 3.17% Hybrid ARM	1/27/2012	36,000	37,389
FNMA - 30 Year 2.90% Hybrid ARM	2/23/2012	50,000	51,479
FNMA - 30 Year 2.82% Hybrid ARM	3/22/2012	20,000	20,642
		$448,000	$463,302

Summary Financial Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share numbers)	2012	2011	2012	2011
INVESTMENT INCOME:
Interest income from Agency RMBS	$75,609	$63,548	$210,108	$168,263
Other income	1,022	1,018	3,639	3,003
Total investment income	76,631	64,566	213,747	171,266
EXPENSES:
Interest	11,893	4,778	27,739	12,352
Operating expenses	5,340	9,832	15,738	19,116
Total expenses	17,233	14,610	43,477	31,468
Net investment income	59,398	49,956	170,270	139,798
Net gain (loss) from investments	221,127	120,959	322,863	270,003
GAINS AND (LOSSES) FROM SWAP AND CAP CONTRACTS:
Net swap and cap interest income (expense)	(17,255)	(15,469)	(41,448)	(42,202)
Net gain (loss) on termination of swap contracts	—	—	—	(3,492)
Net unrealized appreciation (depreciation) on swap and cap contracts	(21,363)	(59,125)	(38,955)	(116,267)
Net gain (loss) from swap and cap contracts	(38,618)	(74,594)	(80,403)	(161,961)
NET INCOME	$241,907	$96,321	$412,730	$247,840
DIVIDEND ON PREFERRED STOCK	(953)	—	(953)	—
NET INCOME AVAILABLE TO COMMON SHARES	$240,954	$96,321	$411,777	$247,840
Net income per common share (diluted)	$1.46	$1.16	$3.19	$3.15
Distributions per common share	$0.45	$0.55	$1.45	$1.75
Key Metrics*
Average Agency RMBS(1)	$13,442,454	$8,350,710	$11,301,195	$6,948,539
Average repurchase agreements (2)	$11,571,371	$7,474,253	$9,905,284	$6,114,159
Average net assets (3)	$2,300,096	$1,061,373	$1,803,466	$966,675
Average common shares outstanding (4)	165,017	82,641	128,839	78,717
Average yield on Agency RMBS (5)	2.25%	3.02%	2.48%	3.24%
Average cost of funds and hedge (6)	1.01%	1.07%	0.93%	1.19%
Interest rate spread net of hedge (7)	1.24%	1.95%	1.55%	2.05%
Operating expense ratio (8)	0.93%	2.33%	1.16%	2.47%
Leverage ratio (at period end) (9)	7.7:1	7.7:1	7.7:1	7.7:1
__________________

(1)	Our average Agency RMBS for the period was calculated by averaging the month end cost basis of our settled Agency RMBS during the period.

(2)	Our average repurchase agreements for the period were calculated by averaging the month end repurchase agreement balance during the period.

(3)	Our average net assets for the period were calculated by averaging the month end net assets during the period.

(4)	Our average common shares outstanding was calculated by averaging the daily common shares outstanding during the period.

(5)	Our average yield on Agency RMBS for the period was calculated by dividing our interest income from Agency RMBS by our average Agency RMBS.

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
*    All percentages are annualized.
Adjusted Interest Rate Spread net of hedge
The Company’s interest rate spread net of hedge is low due to the hedging of investments when purchased rather than when settled which is when they begin earning interest income. To better reflect the interest rate spread net of hedge on our interest earning assets we adjust it by applying total net swap and cap interest expense pro rata over average settled Agency RMBS positions relative to average total Agency RMBS positions. We believe this spread is generally more reflective of what we expect our interest rate spread net of hedge to be once the forward purchases settle.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share numbers)	2012	2011	2012	2011
Average settled Agency RMBS(1)	$13,442,454	$8,350,710	$11,301,195	$6,948,539
Average total Agency RMBS(2)	18,751,053	9,136,306	14,955,424	8,369,672
Net swap and cap interest income (expense)	(17,255)	(15,469)	(41,448)	(42,202)
Net swap and cap interest income (expense) applied to settled Agency RMBS(3)	(12,370)	(14,139)	(31,321)	(35,036)
Adjusted average cost of funds and hedge (4)	0.84%	1.00%	0.79%	1.04%
Adjusted interest rate spread net of hedge (5)	1.41%	2.02%	1.69%	2.20%
____________

(1)	Our average settled Agency RMBS for the period is calculated by averaging the month end cost basis of our settled Agency RMBS during the period.

(2)	Our average total Agency RMBS for the period is calculated by averaging the month end cost basis of our total Agency RMBS during the period.

(3)
Our net swap and cap interest income (expense) applied to settled Agency RMBS is calculated by dividing average settled Agency RMBS by average total Agency RMBS multiplied by net swap and cap interest income (expense).

(4)
Our adjusted average cost of funds and hedge for the period is calculated by dividing our total interest expense, including our net swap and cap interest income (expense) applied to settled Agency RMBS, by our average repurchase agreements.

(5)	Our adjusted interest rate spread net of hedge for the period is calculated by subtracting our adjusted average cost of funds and hedge from our average yield on Agency RMBS.

Core Earnings
Core Earnings represents a non-GAAP financial measure and is defined as net income (loss) available to common shares excluding net gain (loss) from investments, net gain (loss) on termination of swap contracts and net unrealized appreciation (depreciation) on swap and cap contracts. In order to evaluate the effective yield of the portfolio, management uses Core Earnings to reflect the net investment income of our portfolio as adjusted to reflect the net swap and cap interest income (expense). Core Earnings allows management to isolate the interest income (expense) associated with our swaps and caps in order to monitor and project our borrowing costs and interest rate spread. In addition, management utilizes Core Earnings as a key metric in conjunction with other portfolio and market factors to determine the appropriate leverage and hedging ratios, as well as the overall structure of the portfolio.
We adopted Accounting Standards Codification (“ASC”) 946, Clarification of the Scope of Audit and Accounting Guide Investment Companies (“ASC 946”), prior to its deferral in February 2008, while most, if not all, other public companies that invest only in Agency RMBS have not adopted ASC 946. Under ASC 946, we use the financial reporting specified for investment companies, and accordingly, our investments are carried at fair value with changes in fair value included in earnings. Most other public companies that invest only in Agency RMBS include most changes in the fair value of their investments within shareholders’ equity, not in earnings. As a result, investors are not able to readily compare our results of operations to those of most of our competitors. We believe that the presentation of our Core Earnings is useful to investors because it provides a means to compare our Core Earnings to those of our peers. In addition, because Core Earnings isolates the net swap and cap interest income (expense), it provides investors with an additional metric to identify trends in our portfolio as they relate to the interest rate environment.
The primary limitation associated with Core Earnings as a measure of our financial performance over any period is that it excludes the effects of net realized gain (loss) from investments. In addition, our presentation of Core Earnings may not be comparable to similarly-titled measures of other companies, which may use different calculations. As a result, Core Earnings should not be considered as a substitute for our GAAP net income (loss) as a measure of our financial performance or any measure of our liquidity under GAAP.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Non-GAAP Reconciliation:	2012	2011	2012	2011
NET INCOME AVAILABLE TO COMMON SHARES	$240,954	$96,321	$411,777	$247,840
Net (gain) loss from investments	(221,127)	(120,959)	(322,863)	(270,003)
Net (gain) loss on termination of swap contracts	—	—	—	3,492
Net unrealized (appreciation) depreciation on swap and cap contracts	21,363	59,125	38,955	116,267
Core Earnings	$41,190	$34,487	$127,869	$97,596
Results of Operations
Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011
Net Income. Net income increased $145.6 million to $241.9 million for the three months ended September 30, 2012, compared to net income of $96.3 million for the three months ended September 30, 2011. The major components of this increase are detailed below.
Investment Income. Investment income, which primarily consists of interest income on Agency RMBS, increased by $12.0 million to $76.6 million for the three months ended September 30, 2012, as compared to $64.6 million for the three months ended September 30, 2011. The change in investment income was primarily due to the increased size of our portfolio. During the three months ended September 30, 2012, our average Agency RMBS portfolio was $13,442.5 million, compared to $8,350.7 million during the three months ended September 30, 2011. However, the increased income due to the size of our portfolio was partially offset by the decrease in the average yield on Agency RMBS. During the three months ended September 30, 2012 and 2011, our average yield on Agency RMBS was 2.25% and 3.02%, respectively.
Interest Expense. Interest expense increased $7.1 million to $11.9 million for the three months ended September 30, 2012, as compared to $4.8 million for the three months ended September 30, 2011. The increase was due to the increase in our average amounts outstanding under our repurchase agreements and higher interest rates. During the three months ended September 30, 2012 and 2011, our average repurchase agreements were $11,571.4 million and $7,474.3 million, respectively. In addition, we had an average rate on our repurchase agreements of 0.41% and 0.26% during the three months ended September 30, 2012 and 2011, respectively.
Operating Expenses. For the three months ended September 30, 2012, operating expenses decreased by $4.5 million to $5.3 million compared to $9.8 million for the three months ended September 30, 2011. Expenses also decreased as a percentage of net assets during the three months ended September 30, 2012 to 0.93% compared to 2.33% during the three months ended September 30, 2011. The primary reason for the decrease in our operating expenses was the non-recurring expenses of $4.9 million, associated with the Internalization during the three months ended September 30, 2011. The decrease in expenses as a percentage of net assets was mainly attributable to our larger asset base. Our average net assets were $2,300.1 million and $1,061.4 million during the three months ended September 30, 2012 and 2011, respectively. In addition, we are experiencing the benefit of the Internalization of management which took effect in September 2011.
Net Gain (Loss) From Investments. Net gain from investments increased by $100.1 million to $221.1 million for the three months ended September 30, 2012, compared to $121.0 million for the three months ended September 30, 2011. In both the three months ended September 30, 2012 and 2011, prices of Agency RMBS rose. However, during the three months ended September 30, 2012, the size of our Agency RMBS book was significantly larger at an average of $13,442.5 million compared to $8,350.7 million during the three months ended September 30, 2011.
During the three months ended September 30, 2012 we sold CLOs with a par value of $14.4 million for a net gain of $2.6 million compared to $2.0 million par value for a net gain of $0.7 million for the three months ended September 30, 2011.
Net Gain (Loss) from Swap and Cap Contracts. Net loss from swap and cap contracts decreased by $36.0 million to a loss of $38.6 million for the three months ended September 30, 2012, compared to a loss of $74.6 million for the three months ended September 30, 2011. The decrease in net loss on swap and cap contracts was primarily due to the change in swap rates combined with the change in the size of our interest rate swap and cap portfolio. During the three months ended September 30, 2012 and 2011, our average interest rate swap and cap notional amount was $9,077.5 million and $5,440.0 million, respectively. During the three months ended September 30, 2012 and 2011, three year swap rates decreased by 19 and 41 basis points, respectively.
Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011
Net Income. Net income increased $164.9 million to $412.7 million for the nine months ended September 30, 2012, compared to net income of $247.8 million for the nine months ended September 30, 2011. The major components of this increase are detailed below.
Investment Income. Investment income, which primarily consists of interest income on Agency RMBS, increased by $42.4 million to $213.7 million for the nine months ended September 30, 2012, as compared to $171.3 million for the nine months ended September 30, 2011. The change in investment income was primarily due to the increased size of our portfolio. During the nine months ended September 30, 2012, our average Agency RMBS portfolio was $11,301.2 million, compared to $6,948.5 million during the nine months ended September 30, 2011. However, the increased income due to the size of our portfolio was partially offset by the decrease in the average yield on Agency RMBS. During the nine months ended September 30, 2012 and 2011, our average yield on Agency RMBS was 2.48% and 3.24%, respectively.
Interest Expense. Interest expense increased $15.3 million to $27.7 million for the nine months ended September 30, 2012, as compared to $12.4 million for the nine months ended September 30, 2011. The increase was due to the increase in our average amounts outstanding under our repurchase agreements and higher rates. During the nine months ended September 30, 2012 and 2011, our average repurchase agreements were $9,905.3 million and $6,114.2 million, respectively. In addition, we had an average rate on our repurchase agreements of 0.37% and 0.27% during the nine months ended September 30, 2012 and 2011, respectively.
Operating Expenses. For the nine months ended September 30, 2012, operating expenses decreased by $3.4 million to $15.7 million compared to $19.1 million for the nine months ended September 30, 2011. Expenses as a percentage of net assets also decreased during the nine months ended September 30, 2012 to 1.16% compared to 2.47% during the nine months ended September 30, 2011. The primary reason for the decrease in expenses as a percentage of net assets was that we had a larger asset base. Our average net assets were $1,803.5 million and $966.7 million during the nine months ended September 30, 2012 and 2011, respectively. In addition, we are experiencing the benefit of the Internalization of management which took effect in September 2011.
Net Gain (Loss) From Investments. Net gain from investments increased by $52.9 million to $322.9 million for the nine months ended September 30, 2012, compared to $270.0 million for the nine months ended September 30, 2011. In both the nine months ended September 30, 2012 and September 30, 2011, prices of Agency RMBS rose. However, during the nine months ended September 30, 2012, the size of our Agency RMBS book was significantly larger at an average of $11,301.2 million and compared to $6,948.5 million during the months ended September 30, 2011.
During the nine months ended September 30, 2012 we sold CLOs with a par value of $14.4 million for a net gain of $2.6 million compared to $2.0 million par value for a net gain of $0.7 million for the nine months ended September 30, 2011.
Net Gain (Loss) from Swap and Cap Contracts. Net loss from swap and cap contracts decreased by $81.6 million to a loss of $80.4 million for the nine months ended September 30, 2012, compared to a loss of $162.0 million for the nine months ended September 30, 2011. The decrease in net loss on swap contracts was primarily due to the change in swap rates combined with the change in the size of our interest rate swap and cap portfolio. During the nine months ended September 30, 2012 and 2011, our average interest rate swap and cap notional amount was $7,055.0 million and $5,115.0 million, respectively. During the nine months ended September 30, 2012 and 2011, three year swap rates decreased by 38 and 54 basis points, respectively.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations for repurchase agreements, interest expense on repurchase agreements and the office lease at September 30, 2012 and December 31, 2011 (dollars in thousands).

September 30, 2012	Within One Year	One to Three Years	Three to Five Years	Total
Repurchase agreements	$13,911,977	$—	$—	$13,911,977
Interest expense on repurchase agreements, based on rates at September 30, 2012	9,904	—	—	9,904
Long term operating lease obligation	319	243	—	562
Total	$13,922,200	$243	$—	$13,922,443

December 31, 2011	Within One Year	One to three Years	Three to Five Years	Total
Repurchase agreements	$7,880,814	$—	$—	$7,880,814
Interest expense on repurchase agreements, based on rates at December 31, 2011	5,852	—	—	5,852
Long term operating lease obligation	313	482	—	795
Total	$7,886,979	$482	$—	$7,887,461

We enter into interest rate swap and cap contracts as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for the term of the swap or cap contract. At September 30, 2012 and December 31, 2011, we had interest rate swap and cap contracts with the following counterparties (dollars in thousands):
As of September 30, 2012

Counterparty	Total Notional	Fair Value	Amount At Risk (1)	Weighted Average Maturity in Years
BNP Paribas	$250,000	$(124)	$1,095	4.9
Credit Suisse International	2,050,000	27,208	13,198	6.2
Deutsche Bank	1,340,000	(12,745)	15,161	2.8
Goldman Sachs	1,800,000	(39,288)	21,619	1.7
ING Capital Markets, LLC	300,000	9,057	(443)	6.7
Morgan Stanley Capital Markets	750,000	28,649	9,309	7.9
Nomura Global Financial Products, Inc.	550,000	(21,608)	4,993	2.8
The Bank of Nova Scotia	250,000	(64)	566	4.9
The Royal Bank of Scotland plc	2,500,000	5,134	6,033	2.7
UBS AG	300,000	9,389	269	6.8
Wells Fargo Bank, N.A.	300,000	7,998	(51)	6.7
Total	$10,390,000	$13,606	$71,749
As of December 31, 2011

Counterparty	Total Notional	Fair Value	Amount At Risk(1)	Weighted Average Maturity in Years
Deutsche Bank	$840,000	$(10,275)	$11,846	2.4
Goldman Sachs	1,800,000	(36,205)	18,025	2.5
Morgan Stanley Capital Markets	250,000	(723)	1,236	5.0
Nomura Global Financial Products, Inc.	550,000	(17,176)	4,679	3.6
The Royal Bank of Scotland plc	2,000,000	(9,131)	6,965	2.4
Total	$5,440,000	$(73,510)	$42,751
 __________________

(1)	Equal to the fair value of pledged securities plus accrued interest income, minus the fair value of the interest rate swap and cap and accrued interest income and expense.
We enter into certain contracts that contain a variety of indemnification obligations, principally with our brokers and counterparties to interest rate swap contracts and repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of September 30, 2012 and December 31, 2011. In addition, as of September 30, 2012 and December 31, 2011, we had a $6,084.0 million and $463.3 million payable for securities purchased, respectively, a portion of which either was or will be financed through repurchase agreements. A summary of our payable for securities purchased as of September 30, 2012 and December 31, 2011 is included in the “Financial Condition—Liabilities” section.
Off-Balance Sheet Arrangements
As of September 30, 2012 and December 31, 2011, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2012 and December 31, 2011, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or had any intent to provide funding to any such entities.
Liquidity and Capital Resources
Our primary sources of funds are borrowings under repurchase arrangements and monthly principal repayments and interest payments on our investments. Other sources of funds may include proceeds from debt and equity offerings and asset sales. As of September 30, 2012 and December 31, 2011, we had repurchase agreements totaling $13,912.0 million and $7,880.8 million, respectively, with a weighted average borrowing rate of 0.42% and 0.36%, respectively. In addition, during the nine months ended September 30, 2012 and 2011, we received $1,940.3 million and $829.0 million of principal repayments and $191.1 million and $159.9 million of interest payments, respectively. We held cash and cash equivalents of $20.5 million and $11.5 million at September 30, 2012 and December 31, 2011, respectively.
During the nine months ended September 30, 2012 and 2011, our operations used net cash of $7,214.3 million and $4,268.0 million, respectively. During the nine months ended September 30, 2012 and 2011, we had net purchases of securities (net of purchases, sales and principal repayments) of $12,926.4 million and $2,919.4 million, respectively. The increase in net purchases of securities was the result of investing the total net proceeds from the (i) February 1, 2012 and July 16, 2012 public offerings of common stock which raised approximately $377.3 million and $622.2 million of net proceeds, respectively, (ii) the August 3, 2012 public offering of Series A Preferred Stock which raised approximately $72.5 million of net proceeds and (iii) the issuance and sale of shares under the dividend reinvestment and direct stock purchase plan (“DSPP”) and Equity Placement Program (“EPP”), while maintaining our leverage ratio.
Through the DSPP, stockholders may purchase additional shares of common stock by reinvesting some or all of the cash dividends received on shares of common stock. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. For the nine months ended September 30, 2012 and 2011 we issued 5,327,661 and 9,192 shares under the plan, respectively, raising approximately $74.0 million and $0.1 million of net proceeds, respectively. As of September 30, 2012 and December 31, 2011, there were approximately 4.1 million and 9.4 million shares, respectively available for issuance under the DSPP.
On June 7, 2011 we established the EPP whereby, from time to time, we may publicly offer and sell up to 15.0 million shares of our common stock in at-the-market transactions and/or privately negotiated transactions with JMP Securities LLC acting as sales agent. For the nine months ended September 30, 2012 the Company issued 11,918,553 shares under the plan raising approximately $164.3 million. The Company did not issue any shares under the plan during the nine months ended September 30, 2011. As of September 30, 2012 and December 31, 2011, there were approximately 3.1 million and 15.0 million shares of common stock, respectively, remained available for issuance to be sold under the EPP.
The following tables present certain information regarding our risk exposure on our repurchase agreements as of September 30, 2012 and December 31, 2011 (dollars in thousands):

September 30, 2012

Counterparty	Total Outstanding Borrowings	% of Total	% of Net Assets At Risk (1)	Weighted Average Maturity in Days
Bank of America Securities LLC	$1,153,279	8.3%	2.5%	47
Bank of Nova Scotia	651,503	4.7	0.8	43
Barclays Capital, Inc.	1,145,405	8.2	2.3	53
BNP Paribas Securities Corp	660,121	4.7	1.4	16
Cantor Fitzgerald & Co.	210,581	1.5	0.5	11
Citigroup Global Markets, Inc.	475,957	3.4	1.0	21
Credit Suisse Securities (USA) LLC	647,308	4.7	1.1	18
Daiwa Securities America, Inc.	293,674	2.1	0.6	42
Deutsche Bank Securities Inc.	537,262	3.9	1.2	21
Goldman Sachs & Co.	788,524	5.7	1.6	18
Guggenheim Liquidity Services, LLC	245,567	1.8	0.5	21
Industrial and Commercial Bank of China Financial Services LLC	825,251	5.9	1.6	18
ING Financial Markets LLC	394,666	2.8	0.9	14
Jefferies & Company, Inc.	82,559	0.6	0.2	17
KGS Alpha Capital Markets	94,653	0.7	0.2	23
LBBW Securities LLC	188,240	1.4	0.4	51
Mitsubishi UFJ Securities (USA), Inc.	498,179	3.6	1.0	45
Mizuho Securities USA, Inc.	556,893	4.0	1.3	13
Morgan Stanley & Co. Inc.	659,175	4.7	1.4	30
Nomura Securities International, Inc.	628,791	4.5	1.5	21
RBC Capital Markets, LLC	698,620	5.0	1.5	18
South Street Securities LLC	377,416	2.7	1.1	18
The Royal Bank of Scotland PLC	158,729	1.1	0.3	10
UBS Securities LLC	942,641	6.8	2.1	54
Wells Fargo Securities, LLC	996,983	7.2	1.4	18
	$13,911,977	100.0%	28.4%

December 31, 2011

Counterparty	Total Outstanding Borrowings	% of Total	% of Net Assets At Risk (1)	Weighted Average Maturity in Days
Bank of America Securities LLC	$242,641	3.1%	1.3%	19
Bank of Nova Scotia	416,381	5.3	1.3	33
Barclays Capital, Inc.	414,103	5.3	2.1	52
BNP Paribas Securities Corp	282,544	3.6	1.4	13
Cantor Fitzgerald & Co.	411,499	5.2	2.1	36
Citigroup Global Markets, Inc.	244,284	3.1	1.3	20
Credit Suisse Securities (USA) LLC	414,021	5.2	1.9	47
Daiwa Securities America, Inc.	288,960	3.6	1.5	30
Deutsche Bank Securities, Inc.	557,902	7.1	3.0	11
Goldman Sachs & Co.	543,768	6.9	2.8	22
Guggenheim Liquidity Services, LLC	151,530	1.9	0.8	23
Industrial and Commercial Bank of China Financial Services LLC	415,863	5.3	2.3	30
ING Financial Markets LLC	419,837	5.3	2.2	19
Jefferies & Company, Inc.	101,235	1.3	0.5	17
LBBW Securities LLC	206,734	2.6	1.0	45
Mitsubishi UFJ Securities (USA), Inc.	482,404	6.1	2.4	35
Mizuho Securities USA, Inc.	297,917	3.8	1.5	20
Morgan Stanley & Co. Inc.	172,063	2.2	1.0	45
Nomura Securities International, Inc.	281,998	3.6	1.4	41
RBC Capital Markets, LLC	223,831	2.8	1.3	12
South Street Securities LLC	336,394	4.3	2.1	18
The Royal Bank of Scotland PLC	143,628	1.8	0.7	10
UBS Securities LLC	328,368	4.2	1.7	47
Wells Fargo Securities, LLC	502,909	6.4	1.7	10
Total	$7,880,814	100.0%	39.3%

____________________

(1)	Equal to the fair value of pledged securities plus accrued interest income, minus the sum of repurchase agreement liabilities and accrued interest expense divided by net assets.
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
We receive margin calls from our repurchase agreement counterparties from time to time in the ordinary course of business similar to other entities in the specialty finance business. We receive two types of margin calls under our repurchase agreements. The first type, which are known as “factor calls,” are margin calls that occur each month and relate to the timing difference between the reduction of principal balances of our Agency RMBS, due to monthly principal payments on the underlying mortgages, and the receipt of the corresponding cash. The second type of margin call we may receive is a “valuation call”, which occurs due to market and interest rate movements. Both factor and valuation margin calls occur if the total value of our assets pledged as collateral to a counterparty drops beyond a threshold level, typically between $100,000 and $500,000. Both types of margin calls require a dollar for dollar restoration of the margin shortfall. Conversely, we may initiate margin calls to our counterparties when the value of our assets pledged as collateral with a counterparty increases above the threshold level, thereby increasing our liquidity. All unrestricted cash and cash equivalents, plus any unpledged securities, are available to satisfy margin calls

As of September 30, 2012 and December 31, 2011, we had approximately $1,769.2 million and $580.0 million, respectively, in Agency RMBS, U.S. Treasury securities and cash and cash equivalents available to satisfy future margin calls. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future.
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
Qualitative and Quantitative Disclosures about Short Term Borrowings
The following table discloses quantitative data about our short term borrowings under repurchase agreements during the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Outstanding at period end	$13,912	$7,541	$13,912	$7,541
Weighted average rate at period end	0.42%	0.28%	0.42%	0.28%
Average outstanding during period (1)	$11,571	$7,474	$9,905	$6,114
Weighted average rate during period	0.41%	0.26%	0.37%	0.27%
Largest month end balance during period	$13,912	$7,548	$13,912	$7,548

_______________

(1)	Calculated based on the average month end balance during the period.
During the three months ended September 30, 2012, our repurchase agreement balance increased due to our July 16, 2012 public offering of our common stock and our August 3, 2012 offering of our Series A Preferred Stock, which allowed us to finance additional asset purchases. During the three months ended September 30, 2011, our repurchase agreement balance remained stable. The rate on repurchase agreements was relatively unchanged during the three months ended September 30, 2012 and 2011. During the nine months ended September 30, 2012 our repurchase agreement balance increased due to our February 1, 2012 and July 16, 2012 public offerings and our August 3, 2012 offering of our Series A Preferred Stock, which allowed us to finance additional asset purchases. During the three and nine months ended September 30, 2011, our repurchase agreement balance increased during the end of the period due to forward settling purchases made with the net proceeds from our February 2011 equity offering settling and being financed through repurchase agreements. During the nine months ended

September 30, 2011, the weighted average rate on our repurchase agreements remained relatively stable. However, during the nine months ended September 30, 2012, the rate was higher by five basis points at the end of the period compared to the average. This increase is partly explained by the European debt crisis and the downgrading of a significant number of U.S. banks by Moody's during the nine months ended September 30, 2012.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of September 30, 2012 and December 31, 2011, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do believe that risk can be quantified from historical experience and seek to actively manage risk, to earn sufficient compensation to justify taking risks and to maintain capital levels consistent with the risks we undertake. Our board of directors exercises oversight of risk management in many ways, including overseeing our senior management’s risk-related responsibilities and reviewing management and investment policies and performance against these policies and related benchmarks. See “Business—Risk Management” in our annual report on Form 10-K for the fiscal year ended December 31, 2011 for a further discussion of our risk mitigation practices.
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
We are a party to the interest rate swap and contracts as of September 30, 2012 and December 31, 2011 described in detail under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in this quarterly report on Form 10-Q.
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
The following sensitivity analysis table shows the estimated impact of our interest rate-sensitive investments and repurchase agreement liabilities on the fair value of our assets and our net income, exclusive of the effect of changes in fair value on our net income, at September 30, 2012 and December 31, 2011, assuming a static portfolio and that rates instantaneously fall 25, 50 and 75 basis points and rise 25, 50 and 75 basis points.

September 30, 2012

Change in Interest Rates	Projected Change in the Fair Value of Our Assets*	Projected Change in Our Net Income
- 75 basis points	1.37%	9.15%
- 50 basis points	0.92%	7.32%
- 25 basis points	0.47%	3.66%
No Change	—%	—%
+ 25 basis points	(0.44)%	(9.15)%
+ 50 basis points	(1.03)%	(18.31)%
+ 75 basis points	(1.78)%	(27.46)%
December 31, 2011

Change in Interest Rates	Projected Change in the Fair Value of Our Assets*	Projected Change in Our Net Income
- 75 basis points	0.42%	5.52%
- 50 basis points	0.34%	4.41%
- 25 basis points	0.20%	2.18%
No Change	—%	—%
+ 25 basis points	(0.39)%	(5.61)%
+ 50 basis points	(0.93)%	(11.17)%
+ 75 basis points	(1.59)%	(16.74)%
_____________

*	Analytics provided by The Yield Book® Software
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
There have been no changes in our internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. Other Information
Item 1. Legal Proceedings
The Company is not currently subject to any material legal proceedings.
Item 1A. Risk Factors

We cannot predict the impact of “QE3” on the prices and liquidity of Agency RMBS or other securities in which we invest, although the Federal Reserve action could increase the prices of our target assets and reduce the spread on our investments.

On November 25, 2008, the Federal Reserve announced a program to purchase Agency RMBS in the open market. The stated goal of this program was to provide support to mortgage and housing markets and to foster improved conditions in financial markets more generally. On March 18, 2009, this program was expanded to a target size of $1.25 trillion. The Federal Reserve completed this purchase program in March 2010. The Federal Reserve announced on November 3, 2010 that it intended to purchase an additional $600 billion of long-term securities by the end of the second quarter of 2011, at a pace of about $75 billion per month. On September 13, 2012, the Federal Reserve announced an open-ended program to expand its holdings of long-term securities by purchasing an additional $40 billion of Agency RMBS per month until key economic indicators, such as the unemployment rate, showed signs of improvement. This program, which we refer to as QE3, when combined with existing programs to extend the average maturity of the Fed's holdings of securities and reinvest principal payments from the Federal Reserve's holdings of agency debt and Agency RMBS into Agency RMBS, is expected to increase the Federal Reserve's holdings of long-term securities by approximately $85 billion each month through the end of 2012.

The Federal Reserve also announced that it will keep the target range for the federal funds rate between zero and 0.25% through at least mid-2015, which is six months longer than previously expected. The Federal Reserve expects these measures to put downward pressure on long-term interest rates. While the Federal Reserve hopes that QE3 will expedite an economic recovery, stabilize prices, reduce unemployment and restart business and household spending, we cannot predict the impact of these programs or any future actions by the Federal Reserve on the prices and liquidity of Agency RMBS or other securities in which we invest, although the Federal Reserve action could increase the prices of our target assets and reduce the spread on our investments.

Failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements and may result in fines and other penalties which could materially adversely affect our business and financial condition.

Recently adopted rules under the Dodd-Frank Act establish a comprehensive new regulatory framework for derivative contracts commonly referred to as “swaps.” Under these recently adopted rules, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its directors to be regulated as “commodity pool operators” ("CPOs"). Under the new rules, which become effective on October 12, 2012 for those who become CPOs solely because of their use of swaps, CPOs must register with the National Futures Association (the "NFA"), which requires compliance with NFA's rules, and are subject to regulation by the U.S. Commodity Futures Trading Commission (the “CFTC”) including with respect to disclosure, reporting, recordkeeping and business conduct.

We use hedging instruments in conjunction with our investment portfolio and related borrowings to reduce or mitigate risks associated with changes in interest rates, mortgage spreads, yield curve shapes and market volatility. These hedging instruments include interest rate swaps, interest rate futures and options on interest rate futures. We do not currently engage in any speculative derivatives activities or other non-hedging transactions using swaps, futures or options on futures. We do not use these instruments for the purpose of trading in commodity interests, and we do not consider our company or its operations to be a commodity pool as to which CPO regulation or compliance is required. We, along with numerous other mortgage REITs, have submitted a no-action letter request to the CFTC seeking exemptive relief for our directors from CPO registration under these new rules. However, at this time, our directors do not intend to register as CPOs with the NFA. While we have reason to believe that the CFTC may provide us with exemptive relief prior to December 31, 2012, there can be no assurance that any such relief will be granted. If exemptive relief is granted, we may be restricted to operating within certain parameters discussed in the no-action letter we submitted to the CFTC. For example, exemptive relief might limit our ability to enter into interest rate hedging transactions if the amount of income we receive from such hedges will exceed five percent of our gross income or the initial margin and premiums for such hedges will exceed one percent of the fair market value of our total assets.

The CFTC has substantial enforcement power with respect to violations of the laws over which it has jurisdiction, including their anti-fraud and anti-manipulation provisions. Among other things, CFTC may suspend or revoke the registration of a person who fails to comply, prohibit such a person from trading or doing business with registered entities, impose civil money penalties, require restitution and seek fines or imprisonment for criminal violations. Additionally, a private right of action exists against those who violate the laws over which CFTC has jurisdiction or who willfully aid, abet, counsel, induce or procure a violation of those laws. In the event we fail to receive exemptive relief from the CFTC on this matter and our directors fail to comply with the regulatory requirements of these new rules, we may be subject to significant fines, penalties and other civil or governmental actions or proceedings, any of which could have a materially adverse effect on our business, financial condition and results of operations.

We cannot predict the impact, if any, on our earnings or cash available for distribution to our stockholders of the FHFA's proposed revisions to Fannie Mae's, Freddie Mac's and Ginnie Mae's existing infrastructures to align the standards and practices of the three entities.

On February 21, 2012, the FHFA released its Strategic Plan for Enterprise Conservatorships, which set forth three goals for the next phase of the Fannie Mae and Freddie Mac conservatorships. These three goals are to (i) build a new infrastructure for the secondary mortgage market, (ii) gradually contract Fannie Mae and Freddie Mac's presence in the marketplace while simplifying and shrinking their operations, and (iii) maintain foreclosure prevention activities and credit availability for new and refinanced mortgages. On October 4, 2012, the FHFA released its white paper entitled Building a New Infrastructure for the Secondary Mortgage Market, which proposes a new infrastructure for Fannie Mae and Freddie Mac that has two basic goals.

The first such goal is to replace the current, outdated infrastructures of Fannie Mae and Freddie Mac with a common, more efficient infrastructure that aligns the standards and practices of the two entities, beginning with core functions performed by both entities such as issuance, master servicing, bond administration, collateral management and data integration. The second goal is to establish an operating framework for Fannie Mae and Freddie Mac that is consistent with the progress of housing finance reform and encourages and accommodates the increased participation of private capital in assuming credit risk associated with the secondary mortgage market.

The FHFA recognizes that there are a number of impediments to their goals which may or may not be surmountable, such as the absence of any significant secondary mortgage market mechanisms beyond Fannie Mae, Freddie Mac and Ginnie Mae, and that their proposals are in the formative stages. As a result, it is unclear if the proposals will be enacted. If such proposals are enacted, it is unclear how closely what is enacted will resemble the proposals from the FHFA White Paper or what the effects of the enactment will be in terms of our net asset value, earnings or cash available for distribution to our stockholders.

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
_________________
*    Filed herewith.
**    Furnished herewith.

(1)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Assets and Liabilities at September 30, 2012(Unaudited) and December 31, 2011 (Derived from the audited balance sheet at December 31, 2011); (ii) Condensed Statements of Operations (Unaudited) for the three and nine months ended September 30, 2012 and 2011; (iii) Condensed Statement of Changes in Net Assets (Unaudited) for the three and nine months ended September 30, 2012; (iv) Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2012 and 2011; and (v) Condensed Notes to Financial Statements (Unaudited) for the three and nine months ended September 30, 2012. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYS INVESTMENTS, INC.

Dated: October 19, 2012	BY:	/s/ FRANCES R. SPARK
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
__________________
 *     Filed herewith.
**    Furnished herewith.

(1)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Assets and Liabilities at September 30, 2012(Unaudited) and December 31, 2011 (Derived from the audited balance sheet at December 31, 2011); (ii) Condensed Statements of Operations (Unaudited) for the three and nine months ended September 30, 2012 and 2011; (iii) Condensed Statement of Changes in Net Assets (Unaudited) for the three and nine months ended September 30, 2012; (iv) Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2012 and 2011; and (v) Condensed Notes to Financial Statements (Unaudited) for the three and nine months ended September 30, 2012. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.