Form 10-K
period 2012-12-31
CYS Investments, Inc.
filed 2013-02-15
CIK 1396446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission file number 001-33740
______________________________________
CYS Investments, Inc.
______________________________________
(Exact name of registrant as specified in its charter)

Maryland	20-4072657
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

890 Winter Street, Suite 200 Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)
(617) 639-0440
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value	New York Stock Exchange
7.75% Series A Cumulative Redeemable Preferred Stock, $25.00 Liquidation Preference	New York Stock Exchange
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,641,535,293 based on the closing price on the New York Stock Exchange as of June 30, 2012
Number of the registrant’s common stock outstanding as of January 31, 2013: 174,933,515
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement with respect to its 2013 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof as noted therein.

CYS INVESTMENTS, INC.

PART I. Financial Information
Item 1. Business

In this Annual Report on Form 10-K, we refer to CYS Investments, Inc. as “we,” “us,” “our company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. In addition, the following define certain of the commonly used terms in this report: RMBS refers to whole-pool residential mortgage pass-through securities collateralized by residential mortgage loans; agency securities or Agency RMBS refers to our RMBS that are issued or guaranteed by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”); ARMs refers to adjustable-rate residential mortgage loans which typically have interest rates that adjust monthly to an increment over a specified interest rate index; and hybrid ARMs refers to hybrid adjustable-rate residential mortgage loans that have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index.
Forward Looking Statements
When used in this Annual Report on Form 10-K, in future filings with the Securities and Exchange Commission (“SEC”) or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and, as such, may involve known and unknown risks, uncertainties and assumptions. The forward-looking statements we make in this Annual Report on Form 10-K include, but are not limited to, statements about the following:

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

•
events or circumstances which undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large depository institutions or other significant corporations, terrorist attacks, natural or man-made disasters, or threatened or actual armed conflicts; and

•	the effect of U.S. Government actions on interest rates and the housing and credit markets.
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
Our Company
We are a specialty finance company created with the objective of achieving consistent risk-adjusted investment income. We have elected to be taxed as a REIT for federal income tax purposes. We were formed as a Maryland corporation on January 3, 2006, commenced operations in February 2006 and completed an initial public offering of our common stock in June 2009. We conduct all of our business through and hold all of our assets in CYS Investments, Inc.
Our Investment Strategy
We invest in Agency RMBS collateralized by fixed rate single-family residential mortgage loans (primarily 10, 15, 20 or 30 years), ARMs, which have coupon rates that reset monthly, or hybrid ARMs, which have a coupon rate that is fixed for an initial period (typically three, five, seven or 10 years) and thereafter resets at regular intervals. In addition, our investment guidelines permit investments in collateralized mortgage obligations issued by a government agency or government-sponsored entity that are collateralized by Agency RMBS (“CMOs”), although we had not invested in any CMOs as of December 31, 2012. On December 10, 2012 our board of directors amended our investment guidelines to allow us to invest in debt securities issued by the U.S. Department of the Treasury or a government-sponsored entity that are not backed by collateral but, in the case of government agencies, are backed by the full faith and credit of the U.S. government ("U.S. Treasury Securities"), and, in the case of government sponsored entities, are backed by the integrity and creditworthiness of the issuer (“US Agency Debentures”). We had not invested in any U.S. Agency Debentures as of December 31, 2012. Our primary reason for investing in U.S. Treasury Securities is to post collateral for swaps when required.
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
Our investment strategy is designed to:

•	build an investment portfolio consisting primarily of Agency RMBS that generates risk-adjusted investment income;

•	manage financing, interest and prepayment rate risks;

•	capitalize on discrepancies in the relative valuations in the Agency RMBS market;

•	manage cash flow so as to provide for regular quarterly distributions to stockholders;

•	limit credit risk;

•	minimize the impact that changing interest rates have on our net investment income;

•	opportunistically invest in other assets within our investment guidelines;

•	cause us to maintain our qualification as a REIT; and

•	cause us to remain exempt from the registration requirements of the Investment Company Act.

Our income is generated primarily from the difference, or net spread, between the interest income we earn on our investment portfolio and the cost of our borrowings and hedging activities. We believe the most prudent approach to generating a positive net spread is to manage our liabilities to mitigate the interest rate risks of our investments. To seek to achieve this result, we employ short term financing for our Agency RMBS portfolio in combination with interest rate swaps and caps to hedge all or a portion of the interest rate risk associated with the financing of our portfolio. In the future, we may, subject to maintaining our REIT qualification, also employ other hedging techniques from time to time, including interest rate floors, collars and Eurodollar and U.S. Treasury futures, to protect against adverse interest rate movements.
Because our investments vary in interest rate, prepayment speed and maturity, the leverage or borrowings that we employ to fund our asset purchases are not exactly matched to the terms or performance of our assets. Based on our experience, because our assets are not match funded, such assets’ market prices may change more slowly than the corresponding liabilities. Consequently, changes in interest rates, particularly short term interest rates, may significantly influence our net income. Decreases in these short term rates will tend to increase our net income and the market value of our assets, while increases in these rates will tend to decrease our net income and the market value of our assets and could possibly result in operating losses. Our approach to managing our investment portfolio is to take a longer term view of assets and liabilities, such that our net income and mark-to-market valuations at the end of a financial reporting period will not significantly influence our strategy of maximizing cash distributions to stockholders and achieving capital appreciation over the long term.
Investment Sourcing
We source the majority of our investments through relationships with a large and diverse group of financial intermediaries, ranging from major commercial and investment banks to specialty investment dealers and brokerage firms.
Investment Process
Management evaluates each one of our investment opportunities based on its expected risk-adjusted investment income relative to the investment income available from other comparable investments. In addition, management evaluates new opportunities based on their relative expected returns compared to the securities held in our portfolio. The terms of any leverage available to us for use in funding an investment purchase are also taken into consideration, as are any risks posed by illiquidity or correlations with other securities in the portfolio.
The key steps of our investment process are summarized below:

•	allocation of our capital to the attractive types of Agency RMBS;

•	review of asset allocation plan for overall risk management and diversification;

•	research and selection of individual securities and financing (leverage) strategies;

•	active portfolio monitoring within asset classes, together with ongoing risk management (hedging) and periodic rebalancing, to maximize long term income with capital stability; and

•	consideration of the impact on maintaining our REIT qualification and our exemption from registration under the Investment Company Act.
Financing Strategy
We use leverage to finance a portion of our Agency RMBS portfolio and to seek to increase potential returns to our stockholders. Our use of leverage may, however, also have the effect of increasing losses when securities in our portfolio decline in value. Currently, our target leverage is in the range of approximately six to 10 times the amount of our net assets. The amount of leverage we incur may vary from time to time depending on market conditions and other factors we deem relevant. As of December 31, 2012, our portfolio leverage ratio (calculated by dividing (i) our repurchase agreements balance plus payable for securities purchased minus receivable for securities sold by (ii) net assets) was approximately 7.7 to 1.
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
We maintain formal relationships with multiple counterparties that are broker/dealers and commercial and investment banks for the purpose of obtaining financing on favorable terms and to mitigate counterparty credit risk. As of December 31, 2012, we had repurchase agreements in place with 37 counterparties and indebtedness outstanding with 23 counterparties in an aggregate amount of approximately $14.0 billion, or approximately 67% of the fair value of our portfolio, and a weighted average borrowing rate of 0.48%. Currently, the percentage amounts by which the collateral value must exceed the amount borrowed, which we refer to as the haircut, are between 3% and 6%. As a borrower, we are subject to margin calls from counterparties if the value of the collateral that we have posted has declined below the haircut level, which may occur due to prepayments of the mortgages causing the face value of the mortgage pool provided as collateral to the counterparty to decline or when the value of the mortgage pool provided as collateral declines as a result of interest rate movements or spread widening.
In the future, we may utilize other financing techniques, which may include but not necessarily be limited to the issuance of secured or unsecured debt, preferred stock or trust preferred securities.
Hedging Strategy
Subject to maintaining our qualification as a REIT, we utilize derivative financial instruments to hedge a portion of the interest rate risk associated with the financing of our portfolio. Our most common method of financing Agency RMBS is through repurchase agreements, which generally have maturities between 30 and 90 days. The weighted average life of the Agency RMBS we own is generally much longer. The difference in maturities, in addition to prepayments, adjustable-rate features of ARMs, and other potential changes in timing and/or amount of cash flows, creates potential interest rate risk. We engage in interest rate hedging activities intended to mitigate changes in interest rates that we expect would impair our ability to continue to finance assets we own at favorable rates. Our hedging techniques are also used in an attempt to protect us against declines in the market value of our assets that result from general trends in debt markets. We rely on management’s expertise in determining the type and amount of interest rate hedging methods to achieve these goals. Our interest rate hedging methods have historically consisted of interest rate swaps (a contract exchanging a variable rate for a fixed rate, or vice versa), including cancelable interest rate swaps (swaps that may be canceled at one party’s option before expiry), and interest rate caps (a contract protecting against a rise in interest rates above a fixed level). In the future, our interest rate hedging methods are likely to continue to consist of interest rate swaps, including cancelable interest rate swaps, and interest rate caps, but may also include interest rate floors (a contract protecting against a decline in interest rates below a fixed level), interest rate collars (a combination of caps and floors), Eurodollar and U.S. Treasury futures and other interest rate and non-interest rate derivative instruments or contracts.
We enter into interest rate swap agreements to offset the potential adverse effects of rising interest rates on certain short term repurchase agreements. Our repurchase agreements generally carry interest rates that correspond to the London Interbank Offered Rate (“LIBOR”), for the borrowing periods. Historically, we have sought to enter into interest rate swap agreements structured such that we receive payments based on a variable interest rate and make payments based on a fixed interest rate. The variable interest rate on which payments are received is calculated based on various reset mechanisms for LIBOR. Additionally, we have entered into interest rate cap agreements structured such that we receive payments based on a variable interest rate being above a fixed cap interest rate. The variable interest rate on which payments are received on interest rate caps is also calculated based on various reset mechanisms for LIBOR. Our interest rate swap and cap agreements effectively fix or cap our borrowing cost and are not held for speculative or trading purposes. As of December 31, 2012, we had established interest rate swap and cap agreements covering $10.9 billion, or approximately 59% of the aggregate fair value of our portfolio, that has been financed under repurchase agreements and payable for securities purchased. We only enter into interest rate swap and cap agreements related to financing for Agency RMBS collateralized by hybrid ARMs and fixed rate mortgage loans. We do not hedge Agency RMBS collateralized by monthly reset ARMs because their interest rates reset monthly and move closely in time with the interest rates under the corresponding repurchase agreements.
Our Portfolio
Agency RMBS are residential mortgage pass-through securities, the principal and interest of which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Our current portfolio of Agency RMBS is backed by fixed rate mortgages and hybrid ARMs that typically have a fixed coupon for three, five, seven or 10 years, and then pay an adjustable coupon that generally resets annually over a predetermined interest rate index. Our Agency RMBS portfolio is made up of 0.3% 2009 production; 3.4% 2010 production; 16.0% 2011 production; 58.6% 2012 production; and 21.7% of forward settling transactions that will be 2013 production when settled. As of December 31, 2012, our Agency RMBS portfolio consisted of the following:

	Par Value	Fair Value	Weighted Average
Asset Type	(in thousands)		Cost/Par	Fair Value/Par	MTR(1)		Coupon	CPR(2)
10 Year Fixed Rate	$207,091	$219,747	$103.60	$106.11	N/A		3.50%	19.4%
15 Year Fixed Rate	11,092,374	11,717,136	104.32	105.63	N/A		3.05%	16.1%
20 Year Fixed Rate	1,087,835	1,148,932	104.96	105.62	N/A		3.17%	10.1%
30 Year Fixed Rate	3,571,692	3,817,488	105.78	106.88	N/A		3.59%	8.9%
Hybrid ARMs	3,722,510	3,900,840	103.54	104.79	74.3		2.71%	19.1%
Total/Weighted Average	$19,681,502	$20,804,143	$104.47	$105.70	74.3	(3)	3.10%	15.8%
_________

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

We also held $38.0 million of U.S. Treasury securities and $19.6 million of other investments as of December 31, 2012.
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
Employees
As of January 31, 2013, we had 16 employees.
Risk Management
Our board of directors exercises its oversight of risk management in many ways, including overseeing our senior management’s risk-related responsibilities and reviewing management and investment policies and performance against these policies and related benchmarks.
As part of our risk management process, we actively manage the interest rate, liquidity, prepayment and counterparty risks associated with our Agency RMBS portfolio. This process includes monitoring various stress test scenarios on our portfolio. We seek to mitigate our interest rate risk exposure by entering into various hedging instruments in order to minimize our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs.
We seek to mitigate our liquidity risks by monitoring our liquidity position on a daily basis and maintaining a prudent level of leverage, which we currently consider to be between six and 10 times the amount of net assets in our overall portfolio, based on current market conditions and various other factors, including the health of the financial institutions that lend to us under our repurchase agreements.
We seek to mitigate our prepayment risk by investing in Agency RMBS with a variety of prepayment characteristics, and prepayment protections, as well as by balancing Agency RMBS purchased at a premium with Agency RMBS purchased at a discount.
We seek to mitigate our counterparty risk by (i) diversifying our exposure across a broad number of counterparties, (ii) limiting our exposure to any one counterparty and (iii) monitoring the financial stability of our counterparties.
Additional Information
We have made available on our website at www.cysinv.com copies of the charters of the committees of our board of directors, our code of business conduct and ethics, our corporate governance guidelines, and any materials we file with the SEC. All filings we make with the SEC are also available on our website. Information on our website is not part of this Annual Report on Form 10-K. All reports filed with the SEC may be read and copied at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Further information regarding the operation of the public reference room may be obtained by calling 1-800-SEC-0330. In addition, all of our reports filed with the SEC can be obtained at the SEC’s website at www.sec.gov.

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
We invest indirectly in mortgage loans by purchasing Agency RMBS. Under a normal yield curve, an investment in Agency RMBS will decline in value if long term interest rates increase. In addition, net interest income could decrease if the yield curve becomes inverted or flat. Fannie Mae, Freddie Mac or Ginnie Mae guarantees of the principal and interest payments related to the Agency RMBS we own do not protect us from declines in market value caused by changes in interest rates. Declines in the market value of our investments may ultimately result in losses to us, which may reduce earnings and negatively affect cash available for distribution to our stockholders.
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
Market values of our investments may decline without any general increase in interest rates for a number of reasons, such as increases in defaults, increases in voluntary prepayments for those investments that we have that are subject to prepayment risk and widening of credit spreads. If the market values of our investments were to decline for any reason, the value of your investment could also decline.
We leverage our portfolio investments in Agency RMBS, which may adversely affect our return on our investments and may reduce cash available for distribution to our stockholders.
We leverage our portfolio investments in Agency RMBS through borrowings under repurchase agreements. Leverage can enhance our potential returns but can also exacerbate losses. The percentage of leverage will vary depending on our ability to obtain these financing facilities. As of December 31, 2012, our portfolio leverage ratio (calculated by dividing (i) our repurchase agreements balance plus payable for securities purchased minus receivable for securities sold by (ii) net assets) was approximately 7.7 to 1. Our return on our investments and cash available for distribution to our stockholders may be reduced if market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets acquired, which could adversely affect the price of our common stock. In addition, our debt service payments will reduce cash flow available for distributions to stockholders. We may not be able to meet our debt service obligations. To the extent that we cannot meet our debt service obligations, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations.
Our lenders may require us to provide additional collateral, especially when the market values for our investments decline, which may restrict us from leveraging our assets as fully as desired, and reduce our liquidity, earnings and cash available for distribution to our stockholders.
We currently use repurchase agreements to finance our investments in Agency RMBS. Our repurchase agreements allow the lenders, to varying degrees, to determine a new market value of the collateral to reflect current market conditions. If the market value of the securities pledged or sold by us to a funding source declines, we may be required by the lender to provide additional collateral or pay down a portion of the funds advanced on minimal notice, which is known as a margin call. Posting additional collateral will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. Additionally, in order to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations and financial condition, and may impair our ability to maintain our current level of distributions to our stockholders. We receive margin calls from our repurchase agreement counterparties from time to time in the ordinary course of business similar to other entities in the specialty finance business. As of December 31, 2012, we had approximately $1,519.3 million in Agency RMBS, U.S. Treasury securities, cash and cash equivalents available to satisfy future margin calls. In the event we do not have sufficient liquidity to satisfy these margin calls, lending institutions can accelerate our indebtedness, increase our borrowing rates, liquidate our collateral and terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for protection under the U.S. Bankruptcy Code.
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
We currently hedge against interest rate risk. Our hedging activity varies in scope based on the level and volatility of interest rates, the type of portfolio investments held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

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
Our borrowings under repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code, giving our lenders the ability to avoid the automatic stay provisions of the U.S. Bankruptcy Code and take possession of and liquidate our collateral under the repurchase agreements without delay if we file for bankruptcy. Furthermore, the special treatment of repurchase agreements under the U.S. Bankruptcy Code may make it difficult for us to recover our pledged assets in the event that any of our lenders file for bankruptcy. Thus, the use of repurchase agreements exposes our pledged assets to risk in the event of a bankruptcy filing by either our lenders or us. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970 or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our investment under a repurchase agreement or to be compensated for any damages resulting from the lender’s insolvency may be further limited by those statutes.
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
Although the immediate effect of “QE3” was an increase of Agency RMBS prices, there is no certainty as to what effect QE3 and other recently announced governmental actions might have in the future on the price and liquidity of the securities in which we invest. However, the confluence of such factors as QE3 and further governmental efforts to increase home loan refinancing opportunities could simultaneously raise Agency RMBS prices and increase prepayment activity, which could place downward pressure on our net interest margin.
On September 13, 2012, the U.S. Federal Reserve, or the Federal Reserve, announced a third round of quantitative easing, or QE3, which is an open-ended program designed to expand the Federal Reserve's holdings of long-term securities by purchasing an additional $40 billion of Agency RMBS per month until key economic indicators, such as the unemployment rate, show signs of improvement. When combined with programs to extend the average maturity of the Federal Reserve's holdings of securities, which is known as “Operation Twist” and described below, and reinvest principal and interest payments from the Federal Reserve's holdings of agency debt and Agency RMBS into Agency RMBS, QE3 was expected to increase the Federal Reserve's holdings of long-term securities by $85 billion each month through the end of 2012. The Federal Reserve also announced that it would keep the target range for the Federal Funds Rate between zero and 0.25% through at least mid-2015, which is six months longer than previously expected.

The Federal Reserve provided further guidance to the market in December 2012 by stating that it intended to keep the Federal Funds Rate close to zero while the unemployment rate is above 6.5% and as long as inflation does not rise above 2.5%. In December 2012, the Federal Reserve also announced that it would initially begin buying $45 billion of long-term Treasury bonds each month and noted that such amount may increase in the future. This bond purchase program replaced the program known as “Operation Twist,” in which the Federal Reserve repurchased approximately $45 billion of long-term Treasury bonds each month and sold approximately the same amount of short-term Treasury bonds. The Federal Reserve expects these measures to put downward pressure on long-term interest rates.

The immediate impact of the announcement of QE3 was an increase in Agency RMBS prices. This effect was especially pronounced on Agency RMBS that the Federal Reserve was expected to target for acquisition under QE3. Since the initial price spike, prices for all but the target securities have receded below the price levels that existed before the announcement of QE3. We do not anticipate targeting for acquisition the same securities the Federal Reserve has targeted to date, although the securities targeted by the Federal Reserve could change. To the extent that the scope and effectiveness of government-sponsored refinancing programs increases, prepayments on our target securities could increase accordingly. The combination of higher prices and higher refinancing activity on our target securities could decrease our net interest margin. To the extent QE3 decreases the liquidity in the market of our target securities, which has yet to be the case, we might not be able to acquire the securities we target or acquire them in the quantities we desire.
The downgrade of the U.S.'s and certain European countries' credit ratings, any future downgrades of the U.S.'s and certain European countries' credit ratings and the failure to resolve issues related to the “fiscal cliff” and the U.S. debt ceiling may materially adversely affect our business, liquidity, financial condition and results of operations.
Recent U.S. debt ceiling and budget deficit concerns and the possibility that U.S. lawmakers may be unable to avoid the “fiscal cliff,” together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling in 2011, Standard & Poor's Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” in August 2011. The impact of any further downgrades to the U.S. Government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. In addition, some economists predict the U.S. economy could fall into recession if the U.S. Government fails to achieve a plan to avoid the “fiscal cliff,” which generally refers to certain tax increases and automatic spending cuts that were scheduled to become effective at the end of 2012. The U.S. Government adopted legislation in December 2012 to address the planned tax increases, but deferred many of the automatic spending cuts for two months. In January 2013 the U.S. Government adopted legislation to suspend the debt ceiling for three months. Further, Moody's and Fitch have each warned that they may downgrade the U.S. Government's rating if the federal debt is not stabilized. If the U.S.'s credit rating were downgraded it would likely impact the credit risk associated with Agency RMBS in our portfolio. A downgrade of the U.S. Government's credit rating or a default by the U.S. Government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system. Absent further quantitative easing by the Federal Reserve, these developments, along with the European sovereign debt crisis, could cause interest rates and borrowing costs to rise and a reduction in the availability of credit, which may negatively impact the value of the assets in our portfolio, our net income, liquidity and our ability to finance our assets on favorable terms.
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
The problems faced by Fannie Mae and Freddie Mac resulting in their being placed into federal conservatorship have stirred debate among some federal policy makers regarding the continued role of the U.S. Government in providing liquidity for the residential mortgage market. If federal policy makers decide that the U.S. Government’s role in providing liquidity for the residential mortgage market should be reduced or eliminated, each of Fannie Mae and Freddie Mac could be dissolved and the U.S. Government could decide to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically, we would not be able to acquire Agency RMBS from these companies, which would drastically reduce the amount and type of Agency RMBS available for investment. As of December 31, 2012, 99.9% of our investments had the principal and interest guaranteed by either Fannie Mae, Freddie Mac or Ginnie Mae or were U.S. Treasury securities.
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
On January 4, 2012, the U.S. Federal Reserve issued a white paper outlining additional ideas with regard to refinancing’s and loan modifications. It is likely that loan modifications would result in increased prepayments on some Agency RMBS. See“—Prepayment rates could negatively affect the value of our Agency RMBS, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders,” for information relating to the impact of prepayments on our business. These initiatives, any future loan modification programs and future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, the Agency RMBS, CMOs and US Agency Debentures in which we may invest.
Prepayment rates could negatively affect the value of our Agency RMBS, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders.

In the case of residential mortgage loans, there are seldom any restrictions on borrowers’ abilities to prepay their loans. Homeowners tend to prepay mortgage loans faster when applicable mortgage interest rates decline. Furthermore, both HARP and QE3 could cause an increase in prepayment rates. Consequently, owners of the loans have to reinvest the money received from the prepayments at the lower prevailing interest rates. Conversely, homeowners tend not to prepay mortgage loans when mortgage interest rates remain steady or increase. Consequently, owners of the loans are unable to reinvest money that would have otherwise been received from prepayments at the higher prevailing interest rates. This volatility in prepayment rates may affect our ability to maintain targeted amounts of leverage on our Agency RMBS portfolio and may result in reduced earnings or losses for us and negatively affect the cash available for distribution to our stockholders.
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
We may be required to discontinue use of investment company accounting, which may be confusing to investors.
We adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC 946"), Clarification on the Scope of Audit and Accounting Guide Investment Companies ("ASC 946"), prior to its deferral in February 2008.  In October 2011, the FASB issued a proposed accounting standards update, ASU 2011-200, Financial Services - Investment Companies (Topic 946), presenting Amendments to the Scope, Measurement and Disclosure Requirements. While the final ASU has not been finalized, based on the proposed ASU we may have to discontinue investment company accounting effective January 1, 2014, with retrospective application.  If we are required to discontinue investment company accounting, this could be confusing to investors, impact the understanding of our financial statements, and potentially affect the value of the shares of our common stock.
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
A number of entities compete with us to make the types of investments that we make. We compete with other REITs, financial companies, public and private funds, commercial and investment banks and commercial finance companies. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Several other REITs have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. We provide no assurances that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objectives.
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
Our board of directors has the authority to change our investment strategy or asset allocation at any time without notice to or consent from our stockholders. In 2008, our board of directors amended our investment guidelines to require that we invest exclusively in Agency RMBS. In 2010, our board of directors modified our investment guidelines to permit investments in CMOs. On December 10, 2012, our board of directors amended our investment guidelines to allow us to invest in U.S. Treasury securities and U.S. Agency Debentures. To the extent that our investment strategy changes in the future, we may make investments that are different from, and possibly riskier than, the investments described in this Annual Report on Form 10-K. A change in our investment strategy may increase our exposure to interest rate and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our allocating assets in a different manner than as described in this Annual Report on Form 10-K.
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
Swaps, caps and certain options and other custom instruments are subject to the risk of non-performance by the counterparty, including risks relating to the creditworthiness of the counterparty. In addition, we also are subject to the risk of the failure of any of the exchanges or clearing houses on which we trade. Subject to maintaining our qualification as a REIT, we may enter into interest rate swaps and caps. Swap and cap agreements can be individually negotiated and structured to include exposure to a variety of different types of investments or market factors. Depending on their structure, swap and cap agreements may increase or decrease exposure to long term or short term interest rates (in the United States or abroad), foreign currency values, mortgage securities, corporate borrowing rates, or other factors such as security prices, baskets of equity securities or inflation rates. Swap agreements can take many different forms and are known by a variety of names. We are not precluded from any particular form of swap or option agreement if we determine it is consistent with our investment objectives and policies.
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
Failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements and may result in fines and other penalties which could materially adversely affect our business, financial condition and results of operations.
The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, established a comprehensive new regulatory framework for derivative contracts commonly referred to as “swaps.” As a result, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its operators (and in some cases the fund's directors) to be regulated as “commodity pool operators” ("CPOs"). Under new rules adopted by the U.S. Commodity Futures Trading Commission, or the CFTC, those funds that become commodity pools solely because of their use of swaps must register with the National Futures Association ("NFA"). Registration requires compliance with the CFTC's regulations and the NFA's rules with respect to capital raising, disclosure, reporting, recordkeeping and other business conduct. However, the CFTC's Division of Swap Dealer and Intermediary Oversight recently issued a no-action letter saying, although it believes that mortgage REITs are properly considered commodity pools, it would not recommend that the CFTC take enforcement action against the operator of a mortgage REIT who does not register as a CPO if, among other things, the mortgage REIT limits the initial margin and premiums required to establish its swaps, futures and other commodity interest positions to not more than five percent of its total assets, the mortgage REIT limits the net income derived annually from those commodity interest positions that are not qualifying hedging transactions to less than five percent of its gross income and interests in the mortgage REIT are not marketed to the public as or in a commodity pool or otherwise as or in a vehicle for trading in the commodity futures, commodity options or swaps markets.

We use hedging instruments in conjunction with our investment portfolio and related borrowings to reduce or mitigate risks associated with changes in interest rates, mortgage spreads, yield curve shapes and market volatility. These hedging instruments include interest rate swaps, interest rate futures and options on interest rate futures. We do not currently engage in any speculative derivatives activities or other non-hedging transactions using swaps, futures or options on futures. We do not use these instruments for the purpose of trading in commodity interests, and we do not consider our company or our operations to be a commodity pool as to which CPO registration or compliance is required. We have submitted the required filing to claim the no-action relief afforded by the above-described no-action letter. Consequently, we will be restricted to operating within the parameters discussed in the no-action letter and will not enter into hedging transactions covered by the no-action letter if they would cause us to exceed the limits set forth in the no-action letter.

The CFTC has substantial enforcement power with respect to violations of the laws over which it has jurisdiction, including its anti-fraud and anti-manipulation provisions. For example, the CFTC may suspend or revoke the registration of or the no-action relief afforded to a person who fails to comply with commodities laws and regulations, prohibit such a person from trading or doing business with registered entities, impose civil money penalties, require restitution and seek fines or imprisonment for criminal violations. Additionally, a private right of action exists against those who violate the laws over which the CFTC has jurisdiction or who willfully aid, abet, counsel, induce or procure a violation of those laws. In the event that we fail to comply with statutory requirements relating to derivatives or with the CFTC's rules thereunder, including the no-action letter described above, we may be subject to significant fines, penalties and other civil or governmental actions or proceedings, any of which could have a materially adverse effect on our business, financial condition and results of operations.
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

If we issue debt securities or equity securities that are senior to our stock for the purposes of dividend and liquidating distributions, our operations may be restricted and we will be exposed to additional risk and the market price of our common stock could be adverse affected.
If we decide to issue debt securities in the future, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. We have issued and outstanding an aggregate of 3,000,000 shares of our 7.75% Series A Cumulative Redeemable Preferred Stock. Other classes or series of our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our common stock. We, and indirectly our stockholders, will bear the cost of issuing and servicing such securities. Holders of debt securities may be granted specific rights, including but not limited to, the right to hold a perfected security interest in certain of our assets, the right to accelerate payments due under the indenture, rights to restrict dividend payments, and rights to approve the sale of assets. Such additional restrictive covenants, operating restrictions and preferential dividends could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay distributions to our stockholders.
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
Tax Risks
Failure to qualify as a REIT would subject us to federal income tax, which could adversely affect the value of the shares of our stock and would reduce the cash available for distribution to our stockholders.
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
We purchase a substantial portion of our Agency RMBS through contracts for forward settling transactions, including where the pool is “to-be-announced” (“TBAs”). In certain instances, rather than take delivery of the Agency RMBS subject to a contract for a forward settling transaction, we will dispose of the contract for a forward settling transaction through a dollar roll transaction in which we agree to purchase similar securities in the future at a predetermined price or otherwise, which may result in the recognition of income or gains. We account for dollar roll transactions as purchases and sales. The law is unclear regarding whether contracts for forward settling transactions will be qualifying assets for the 75% asset test and whether income and gains from dispositions of contracts for forward settling transactions will be qualifying income for the 75% gross income test.
Until such time as we seek and receive a favorable private letter ruling from the Internal Revenue Service (the “IRS”), or we are advised by counsel that contracts for forward settling transactions should be treated as qualifying assets for purposes of the 75% asset test, we will limit our net investment in contracts for forward settling transactions and any non-qualifying assets to no more than 25% of our assets at the end of any calendar quarter and will limit our investments in contracts for forward settling transactions with a single counterparty to no more than 5% of our total assets at the end of any calendar quarter. Further, until such time as we seek and receive a favorable private letter ruling from the IRS or we are advised by counsel that income and gains from the disposition of contracts for forward settling transactions should be treated as qualifying income for purposes of the 75% gross income test, we will limit our gains from dispositions of contracts for forward settling transactions and any non-qualifying income to no more than 25% of our gross income for each calendar year. Accordingly, our ability to purchase Agency RMBS through contracts for forward settling transactions and to dispose of contracts for forward settling transactions, through dollar roll transactions or otherwise, could be limited.
Moreover, even if we are advised by counsel that contracts for forward settling transactions should be treated as qualifying assets or that income and gains from dispositions of contracts for forward settling transactions should be treated as qualifying income, it is possible that the IRS could successfully take the position that such assets are not qualifying assets and such income is not qualifying income. In that event, we could be subject to a penalty tax or we could fail to qualify as a REIT if (i) the value of our contracts for forward settling transactions, together with our non-qualifying assets for the 75% asset test, exceeded 25% of our gross assets at the end of any calendar quarter or if the value of our investments in contracts for forward settling transactions with a single counterparty exceeded 5% of our total assets at the end of any calendar quarter or (ii) our income and gains from the disposition of contracts for forward settling transactions, together with our non-qualifying income for the 75% gross income test, exceeded 25% of our gross income for any taxable year.
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
We intend to continue to make distributions in the future to our stockholders in a manner intended to satisfy the 90% distribution requirement and to avoid both federal corporate income tax and the 4% nondeductible excise tax. However, there is no requirement that taxable REIT subsidiaries ("TRSs") distribute their after-tax net income to their parent REIT or their stockholders, and if we utilize a TRS, it may determine not to make any distributions to us.
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
We may satisfy the 90% distribution test with taxable distributions of our stock or debt securities. The IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in stock as dividends that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for federal income tax purposes. Those rulings may be relied upon only by taxpayers to whom they were issued, but we could request a similar ruling from the IRS. In addition, the IRS issued a revenue procedure authorizing publicly traded REITs to make elective cash/stock dividends, but that revenue procedure has expired. Accordingly, it is unclear whether and to what extent we will be able to make taxable dividends payable in cash and stock. Although we have no current intention of paying dividends in our own stock, if in the future we choose to pay dividends in our own stock, our stockholders may be required to pay tax in excess of the cash that they receive.
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
Withholding tax may apply to our dividends after December 31, 2013 and proceeds of sales in respect of our stock after December 31, 2016.
U.S. federal withholding tax at a 30% rate will apply to payments of dividends after December 31, 2013 and gross proceeds from sales of our stock after December 31, 2016 made to foreign financial institutions (and certain of their affiliates) unless the payee foreign financial institution agrees with the IRS, or, in some cases its home country government, among other things, to disclose the identity of certain U.S. persons and U.S-owned foreign entities with accounts at the institution (or the institution’s affiliates) and to annually report certain information about such accounts. The withholding tax also will apply to payments of dividends and gross proceeds of sales to certain foreign entities that do not disclose the name, address and taxpayer identification number of any substantial U.S-owners (or certify that they do not have any substantial United States owners).
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

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates on qualified dividend income. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our stock.
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
We may lose our REIT qualification, or be subject to a penalty tax, if the IRS, successfully challenges our characterization of income from our investments in subordinated tranches of collateralized loan obligations ("CLOs") issued by foreign corporations.
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

Item 3. Legal Proceedings
The Company is not currently subject to any material legal proceedings.
Item 4. Mine Safety Disclosures
None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market and Dividend Information
Our common stock has been listed and is traded on the New York Stock Exchange (“NYSE”) under the symbol “CYS” since June 12, 2009. We intend to continue to pay quarterly dividends to holders of shares of common stock. Future dividends will be at the discretion of the board of directors and will depend on our earnings and financial condition, maintenance of our REIT qualification, restrictions on making distributions under Maryland law and such other factors as our board of directors deems relevant. The following table presents the high and low sales prices for our common stock as reported by the NYSE and dividends declared for the period from January 1, 2011 to December 31, 2012.

	High	Low	Common Dividends Declared Per Share
Quarter Ended March 31, 2011	$13.17	$12.11	$0.60
Quarter Ended June 30, 2011	13.32	11.89	0.60
Quarter Ended September 30, 2011	13.78	11.93	0.55
Quarter Ended December 31, 2011	13.45	10.52	0.50
Quarter Ended March 31, 2012	13.95	12.82	0.50
Quarter Ended June 30, 2012	14.28	13.02	0.50
Quarter Ended September 30, 2012	15.03	13.75	0.45
Quarter Ended December 31, 2012	14.27	11.45	0.92	(a)
______________
(a) Dividend includes $0.40 per share of common stock for the fourth quarter of 2012, as well as a special dividend of $0.52 per share of common stock. The Company made the special dividend to distribute the remaining REIT taxable income earned during 2012.
Holders of Our Common Stock
As of January 31, 2013, there were 223 record holders of our common stock, including shares held in “street name” by nominees who are record holders.
Performance Graph
The following graph and table set forth certain information comparing the yearly percentage change in cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s 500 Composite Stock Price Index (the

“S&P 500”) and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT Index (the “FTSE NAREIT MREIT Index”). The comparison is for the period from June 12, 2009 to December 31, 2012 and assumes the reinvestment of all dividends.

200
180
160
140
120
100
80
06/12/09
12/31/09
12/31/10
12/31/11
12/31/12
CYS Investments, Inc.
NAREIT Mortgage REIT
S&P 500 Total Return

The actual returns shown on the graph above are as follows:

	6/12/2009	12/31/2009	12/31/2010	12/31/2011	12/31/2012
CYS Investments, Inc.	$100	$131	$149	$181	$195
FTSE NAREIT MREIT	100	129	158	154	185
S&P 500 Total Return	100	119	137	140	163
The information in the share performance graph and table has been obtained from sources believed to be reliable. The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future share performance.

Item 6. Selected Financial Data
The following table presents selected historical financial and operating information. The selected historical income statement and balance sheet data presented below as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 has been derived from our audited financial statements. The “Key Portfolio Statistics” have been derived from our underlying books and records.
The information presented below is only a summary and does not provide all of the information contained in our historical financial statements, including the related notes. You should read it in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our historical financial statements, including the related notes.

	Year Ended December 31,
(In thousands, except per share numbers)	2012	2011	2010	2009	2008
Income Statement Data:
INVESTMENT INCOME:
Interest income from Agency RMBS	$288,960	$228,768	$72,703	$44,060	$48,997
Other income	4,366	4,129	2,836	1,466	6,479
Total interest income	293,326	232,897	75,539	45,526	55,476
EXPENSES:
Interest expense	44,117	18,789	5,056	4,461	23,981
Operating expenses	20,525	23,189	10,461	7,014	7,748
Total expenses	64,642	41,978	15,517	11,475	31,729
Net investment income	228,684	190,919	60,022	34,051	23,747
Net gain (loss) from investments	226,869	261,416	1,283	39,513	(34,360)
GAINS AND (LOSSES) FROM SWAP AND CAP CONTRACTS:
Net swap and cap interest expense	(60,776)	(55,487)	(18,563)	(7,624)	(6,945)
Net loss on termination of swap contracts	—	(4,903)	(36,925)	(10,804)	(35,119)
Net unrealized appreciation (depreciation) on swap and cap contracts	(21,990)	(100,012)	16,573	8,710	13,505
Net gain (loss) from swap and cap contracts	(82,766)	(160,402)	(38,915)	(9,718)	(28,559)
NET INCOME (LOSS)	372,787	291,933	22,390	63,846	(39,172)
DIVIDEND ON PREFERRED SHARES	$(2,405)	$—	$—	$—	$—
NET INCOME AVAILABLE TO COMMON SHARES	$370,382	$291,933	$22,390	$63,846	$(39,172)
Net income (loss) per common share basic	$2.64	$3.66	$0.73	$4.76	$(5.50)
Net income (loss) per common share diluted	$2.64	$3.66	$0.73	$4.75	$(5.50)
Distributions per common share	$2.37	$2.25	$2.35	$2.10	$1.32

Key Metrics
Average settled Agency RMBS (1)	$12,391,404	$7,352,591	$2,080,889	$992,330	$897,714
Average repurchase agreements (2)	10,822,005	6,519,272	1,765,953	847,359	796,028
Average net assets (3)	1,961,336	988,976	390,907	178,411	110,261
Average yield on Agency RMBS (4)	2.33%	3.11%	3.49%	4.44%	5.46%
Average cost of funds and hedge (5)	0.97%	1.14%	1.34%	1.43%	3.89%
Interest rate spread net of hedge (6)	1.36%	1.97%	2.15%	3.01%	1.57%
Operating expense ratio (7)	1.05%	2.34%	2.68%	3.93%	7.03%	•
Leverage ratio (at period end) (8)	7.7:1	7.7:1	8.2:1	6.5:1	5.9:1
_________

(1)	Our average settled Agency RMBS for the period was calculated by averaging the month end cost basis of our settled Agency RMBS during the period.

(2)	Our average repurchase agreements for the period were calculated by averaging the month end repurchase agreement balance during the period.

(3)	Our average net assets for the period were calculated by averaging the month end net assets during the period.

(4)	Our average yield on Agency RMBS for the period was calculated by dividing our interest income from Agency RMBS by our average settled Agency RMBS.

(5)	Our average cost of funds and hedge for the period was calculated by dividing our total interest expense, including our net swap and cap interest expense, by our average repurchase agreements.

(6)	Our interest rate spread net of hedge for the period was calculated by subtracting our average cost of funds and hedge from our average yield on Agency RMBS.

(7)	Our operating expense ratio is calculated by dividing operating expenses by average net assets.

(8)	Our leverage ratio was calculated by dividing (i) our repurchase agreements balance plus payable for securities purchased minus receivable for securities sold by (ii) net assets.

•	Includes expensing offering costs, a non-recurring expense, which amounted to $2,274, or 2.06% of average net assets.
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

	Year Ended December 31,
(dollars in thousands)	2012	2011	2010	2009	2008
Average settled Agency RMBS (1)	$12,391,404	$7,352,591	$2,080,889	$992,330	$897,714
Average total Agency RMBS (2)	16,303,745	8,581,094	3,065,086	1,189,150	1,080,886
Net swap and cap interest expense	(60,776)	(55,487)	(18,563)	(7,624)	(6,945)
Net swap and cap interest expense applied to settled Agency RMBS (3)	(46,192)	(47,543)	(12,602)	(6,362)	(5,768)
Adjusted average cost of funds and hedge (4)	0.83%	1.02%	1.00%	1.28%	3.73%
Adjusted interest rate spread net of hedge (5)	1.50%	2.09%	2.49%	3.10%	1.73%
_________

(1)	Our average settled Agency RMBS for the period is calculated by averaging the month end cost basis of our settled Agency RMBS during the period.

(2)	Our average total Agency RMBS for the period is calculated by averaging the month end cost basis of our total Agency RMBS during the period.

(3)	Our net swap and cap interest expense applied to settled Agency RMBS is calculated by dividing average settled Agency RMBS by average total Agency RMBS multiplied by net swap and cap interest expense.

(4)
Our adjusted average cost of funds and hedge for the period is calculated by dividing our total interest expense, including our net swap and cap interest expense applied to settled Agency RMBS, by our average repurchase agreements.

(5)	Our adjusted interest rate spread net of hedge for the period is calculated by subtracting our adjusted average cost of funds and hedge from our average yield on Agency RMBS.

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash and cash equivalents	$13,882	$11,508	$1,510	$1,890	$7,156
Total assets	21,057,496	9,518,057	6,389,267	1,866,196	702,446
Repurchase agreements	13,981,307	7,880,814	3,443,843	1,372,708	587,485
Net assets	2,402,662	1,077,458	690,339	244,291	98,801
Net assets per common share	$13.31	$13.02	$11.59	$13.02	$12.89

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
We adopted Accounting Standards Codification (“ASC”) 946, Clarification of the Scope of Audit and Accounting Guide Investment Companies (“ASC 946”), prior to its deferral in February 2008, while most, if not all, other public companies that invest only in Agency RMBS have not adopted ASC 946. Under ASC 946, we use the financial reporting specified for investment companies, and accordingly, our investments are carried at fair value with changes in fair value included in earnings. Most other public companies that invest only in Agency RMBS include most changes in the fair value of their investments within other comprehensive income, not in earnings. As a result, investors are not able to readily compare our results of operations to those of most of our competitors. We believe that the presentation of our Core Earnings is useful to investors because it provides a means of comparing our Core Earnings to those of our competitors. In addition, because Core

Earnings isolates the net swap and cap interest income (expense), it provides investors with an additional metric to identify trends in our portfolio as they relate to the interest rate environment.
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

	Year Ended December 31,
	2012	2011	2010	2009	2008
Non-GAAP Reconciliation:
NET INCOME (LOSS) AVAILABLE TO COMMON SHARES	$370,382	$291,933	$22,390	$63,846	$(39,172)
Net (gain) loss from investments	(226,869)	(261,416)	(1,283)	(39,513)	34,360
Net loss on termination of swap contracts	—	4,903	36,925	10,804	35,119
Net unrealized (appreciation) depreciation on swap and cap contracts	21,990	100,012	(16,573)	(8,710)	(13,505)
Core Earnings	$165,503	$135,432	$41,459	$26,427	$16,802

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 8 of this Annual Report on Form 10-K.
Overview
We are a specialty finance company created with the objective of achieving consistent risk-adjusted investment income. We seek to achieve this objective by investing, on a leveraged basis, in Agency RMBS. In addition, our investment guidelines permit investments in collateralized mortgage obligations issued by a government agency or government sponsored entity that are collateralized by Agency RMBS (“CMOs”), U.S. Treasury Securities and U.S. Agency Debentures, although we had not invested in any CMOs or U.S. Agency Debentures as of December 31, 2012. We commenced operations in February 2006, and completed our initial public offering in June 2009. Our common stock and our 7.75% Series A Cumulative Redeemable Preferred Stock, $25.00 liquidation preference (the "Series A Preferred Stock") trade on the New York Stock Exchange under the symbols “CYS” and "CYS PrA," respectively.
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
We have elected to be taxed as a REIT and have complied, and intend to continue to comply, with the provisions of the Internal Revenue Code, with respect thereto. Accordingly, we generally do not expect to be subject to federal income tax on our REIT taxable income that we currently distribute to our stockholders if certain asset, income and ownership tests and recordkeeping requirements are fulfilled. Even if we maintain our qualification as a REIT, we may be subject to some federal, state and local taxes on our income.
Factors that Affect our Results of Operations and Financial Condition
A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

•	interest rate trends;

•	prepayment rates on mortgages underlying our Agency RMBS, and credit trends insofar as they affect prepayment rates;

•	competition for investments in Agency RMBS;

•	actions taken by the U.S. Government, including the Federal Reserve and the U.S. Treasury;

•	credit rating downgrades of the United States’ and certain European countries’ sovereign debt; and

•	other market developments.
In addition, a variety of factors relating to our business may also impact our results of operations and financial condition. These factors include:

•	our degree of leverage;

•	our access to funding and borrowing capacity;

•	our borrowing costs;

•	our hedging activities;

•	the market value of our investments; and

•	the REIT requirements and the requirements to qualify for a registration exemption under the Investment Company Act.
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
Trends and Recent Market Impacts
The volatility in the U.S. interest rate markets in 2011 and 2012 produced opportunities in our markets. The performance of the U.S. economy in 2011 was disappointing primarily due to a lack of significant job growth which resulted in 1.8% U.S. real gross domestic product (“GDP”) growth for 2011. This slow growth has been consistent in 2012. In December 2012, the Federal Reserve released their 2012 GDP projections in the range of 1.6% to 2.0%, unchanged from their September projection. The Federal Reserve's core personal consumption expenditures inflation projection is low through 2015, at rates ranging from 1.5% to 2.2%.
In September 2012, the U.S. Federal Reserve Open Market Committee ("FOMC") announced an open-ended program to purchase an additional $40 billion of Agency RMBS per month until the unemployment rate, among other economic indicators, showed signs of improvement. This program, when combined with the Federal Reserve's programs to extend its holdings' average maturity, and reinvest principal payments from its holdings of agency debt and Agency RMBS into Agency RMBS, was expected to increase the Federal Reserve's holdings of long-term securities by approximately $85 billion per month through the end of 2012. The Federal Reserve also announced that it will keep the target range for the Federal Funds Rate between zero and 0.25% through at least mid-2015, which was six months longer than the Federal Reserve had previously announced. For the period from September 14, 2012 through January 11, 2013 the Federal Reserve had purchased $293.3 billion of Agency RMBS, or approximately $77.7 billion per month. The Federal Reserve provided further guidance to the market in December 2012 by stating that it intended to keep the Federal Funds Rate close to zero while the unemployment rate is above 6.5% and as long as inflation does not rise above 2.5%. In December 2012, the Federal Reserve also announced that it would initially begin buying $45 billion of long-term Treasury bonds each month and noted that such amount may increase in the future. This program replaced the program known as "Operation Twist".

The Federal Reserve expects these measures to maintain downward pressure on long-term interest rates producing an advantageous refinancing environment to homeowners. In the short term, these actions have driven Agency RMBS prices to all-time highs, which has further compressed interest spreads. It has also distorted the correlation between mortgage rates and U.S. Treasury or interest rate swaps. These factors have contributed to a challenging interest rate hedging environment.
The U.S. unemployment rate declined in 2012 from 8.5% in December 2011 to 7.8% in December 2012. This is good news, but must be tempered in part by the decrease in the participation rate, which went from 64.0% in December 2011 to 63.6% in December 2012. Uncertainty in the marketplace surrounding the longer-term pace of job creation, fiscal and tax policy continues to be a concern for the U.S. economy and likely will remain a primary focus of policy makers. The U.S. housing market is in the midst of a recovery. Select regions are showing an increase in average home prices. Existing home sales have increased recently, building on the momentum in late 2011. According to the U.S. Department of Commerce, privately-owned housing units authorized by building permits in November 2012 were at a seasonally adjusted annual rate of 899,000. To put this figure in perspective, the December 2002 annual rate was 1,896,000. Therefore, this housing recovery can be described as improving moderately, but at a slower pace then prior recoveries.
In addition, the European debt crisis, the fiscal cliff and the 2012 downgrading of a significant number of U.S. banks by Moody's also added pressure to the U.S. economy and consumer confidence.
The following trends and recent market impacts may also affect our business:
Interest Rates
As described above, the actions by the Federal Reserve have decoupled U.S. Treasury rates from mortgage rates. During the year ended December 31, 2012, the 10 Year U.S. Treasury rate decreased 12 basis points to 1.76%. This compares with a decrease of 65 and 35 basis points in the yields on par-priced Fannie Mae Agency RMBS backed by 30 year and 15 year fixed rate mortgage loans, respectively, bringing the yields to 2.23% and 1.73%, respectively, at December 31, 2012. The decrease in yields on Agency RMBS has been caused by an increase in demand, primarily from the Federal Reserve. During the three months ended December 31, 2012 the average yield on the Company's purchases of Agency RMBS was 1.65%.
Another way to demonstrate this decoupling is to look at the spread between the yield on par-priced Fannie Mae Agency RMBS backed by 15 year fixed rate mortgage loans (currently 56% of our Agency RMBS portfolio) and the three year interest rate swap rate (the current weighted average maturity of our interest rate swaps is 2.7 years).

2.2
2.0
1.8
1.6
1.4
1.2
1.0
12/31/10
03/31/11
06/30/11
09/30/11
12/31/11
03/31/12
06/30/12
09/30/12
12/31/12

The following table illustrates this market environment by comparing market levels for three benchmark securities or rates, the yield on five year U.S. Treasury Notes, the three year interest rate swap rate and the yield of par-priced Fannie Mae Agency RMBS backed by 15 year fixed rate mortgage loans:

Date	Five Year U.S. Treasury Note	Three Year Interest Rate Swap Rates	Par-priced Fannie Mae 15 year RMBS Yield
December 31, 2012	0.723%	0.501%	1.726%
September 30, 2012	0.625%	0.439%	1.562%
June 30, 2012	0.718%	0.624%	2.146%
March 31, 2012	1.039%	0.758%	2.126%
December 31, 2011	0.832%	0.820%	2.074%
September 30, 2011	0.952%	0.736%	2.097%
June 30, 2011	1.761%	1.147%	3.137%
March 31, 2011	2.277%	1.571%	3.454%
December 31, 2010	2.006%	1.279%	3.401%
Source: Bloomberg & The Yield Book® Software
Short-term rates have remained low, the table below presents 30-Day LIBOR, 3-Month LIBOR and the U.S. Federal Funds Target Rate at the end of each respective fiscal quarter. The availability of repurchase agreement financing is stable with interest rates between 0.43% and 0.55% for 30-90 day repurchase agreements at December 31, 2012. Several of our repurchase agreement counterparties were downgraded by Moody's in the second quarter of 2012. We believe that these downgrades resulted in slightly higher financing costs, and this modestly-incremental cost is likely to remain in place for the foreseeable future.

Date	30-Day LIBOR	3-Month LIBOR	Federal Funds Target Rate
December 31, 2012	0.209%	0.306%	0.25%
September 30, 2012	0.214%	0.359%	0.25%
June 30, 2012	0.246%	0.461%	0.25%
March 31, 2012	0.241%	0.468%	0.25%
December 31, 2011	0.295%	0.581%	0.25%
September 30, 2011	0.239%	0.374%	0.25%
June 30, 2011	0.186%	0.246%	0.25%
March 31, 2011	0.243%	0.303%	0.25%
December 31, 2010	0.261%	0.303%	0.25%
Source: Bloomberg

In 2012, the three year to 10 year portion of the yield curve flattened slightly. This has primarily been the result of various Federal Reserve actions since September 2011 designed to maintain the recent low level of the U.S. Federal Funds Target Rate and lower yields on longer term U.S. Treasury securities, which the Federal Reserve expects to consequently lower interest rates that are tied to such yields, such as mortgage rates and interest rates on commercial loans. Such programs are described in more detail below under the heading “—Government Activity.” Below is a graph of the yield curve at December 31, 2012 and 2011.

3.5
3.0
2.5
2.0
1.5
1.0
0.5
0.0
3 Month
6 Month
1 Year
2 Year
3 Year
5 Year
7 Year
10 Year
30 Year
12/31/11
12/31/12

Prepayment Rates and Loan Buy-back Programs
As illustrated by the data and graph below, prepayment rates were historically low in the first eight months of 2011 but have steadily increased since then and have been relatively stable for the last six months of 2012. The 2012 increase is the result of lower mortgage rates. According to data provided by Freddie Mac, the weighted average commitment rate (the rate at which a borrower is able to lock in upon applying for a mortgage) on a 30 year fixed rate mortgage was 3.34% in December 2012, compared to 3.95% in December 2011. However, the continued weak U.S. housing market and high unemployment continues to affect many U.S. homeowners’ abilities to refinance their mortgages. The following table presents the prepayment rates for the population of Fannie Mae Agency RMBS backed by 15 year and 30 year fixed rate mortgages:

	Jan-11	Feb-11	Mar-11	Apr-11	May-11	Jun-11	Jul-11	Aug-11	Sep-11	Oct-11	Nov-11	Dec-11
15 Year	17.8%	13.6%	13.7%	12.2%	12.2%	14.7%	15.6%	18.4%	23.0%	25.2%	23.2%	20.8%
30 Year	19.5%	15.5%	15.4%	13.4%	13.0%	14.9%	14.9%	16.8%	21.4%	24.4%	25.2%	23.6%

	Jan-12	Feb-12	Mar-12	Apr-12	May-12	Jun-12	Jul-12	Aug-12	Sep-12	Oct-12	Nov-12	Dec-12
15 Year	18.8%	20.9%	21.6%	18.7%	18.5%	19.2%	21.0%	23.6%	21.0%	23.5%	22.6%	23.1%
30 Year	21.6%	25.0%	25.8%	23.7%	24.8%	25.8%	28.0%	31.2%	28.0%	31.4%	29.6%	30.7%

Fannie Mae Prepayment Rates
35
30
25
20
15
10
01/11
02/11
03/11
04/11
05/11
06/11
07/11
08/11
09/11
10/11
11/11
12/11
01/12
02/12
03/12
04/12
05/12
06/12
07/12
08/12
09/12
10/12
11/12
12/12
15 Year
30 Year

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

On September 13, 2012, the U.S. Federal Reserve (the "Federal Reserve"), announced a third round of quantitative easing ("QE3"), which is an open-ended program designed to expand the Federal Reserve's holdings of long-term securities by purchasing an additional $40 billion of Agency RMBS per month until key economic indicators, such as the unemployment rate, show signs of improvement. When combined with programs to extend the average maturity of the Federal Reserve's holdings of securities, which was known as “Operation Twist” and described below, and reinvest principal and interest payments from the Federal Reserve's holdings of agency debt and Agency RMBS into Agency RMBS, QE3 was expected to increase the Federal Reserve's holdings of long-term securities by $85 billion each month through the end of 2012. The Federal Reserve also announced that it would keep the target range for the Federal Funds Rate between zero and 0.25% through at least mid-2015, which was six months longer than previously expected.

The Federal Reserve provided further guidance to the market in December 2012 by stating that it intended to keep the Federal Funds Rate close to zero while the unemployment rate is above 6.5% and as long as inflation does not rise above 2.5%. In December 2012, the Federal Reserve also announced that it would initially begin buying $45 billion of long-term Treasury bonds each month and noted that such amount may increase in the future. This bond purchase program replaced the program known as “Operation Twist,” in which the Federal Reserve repurchased approximately $45 billion of long-term Treasury bonds each month and sold approximately the same amount of short-term Treasury bonds.

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
In September 2011, the White House announced it is working on a major plan to allow some of the 11 million homeowners who owe more on their mortgages than their homes are worth to refinance. Consequently, in October 2011 the FHFA announced changes to the Home Affordable Refinance Program (“HARP”) to expand access to refinancing for qualified individuals and families whose homes have lost value. One such change is to increase the HARP loan-to-value ceiling above 125%. However, this would only apply to mortgages guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. There are many challenging issues to this proposal, notably the question as to whether a loan with a 125% or greater loan-to-value ratio qualifies as a mortgage or an unsecured consumer loan. The chances of this initiative’s success and other ideas proposed by the Federal Reserve’s white paper, have created additional uncertainty in the RMBS market, particularly with respect to possible increases in prepayment rates. According to information published by the U.S. Department of Housing and Urban Development, 709,000 distressed homeowners were refinanced in the period from January through September of 2012.
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
Dodd-Frank Act
On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act is extensive, complicated and comprehensive legislation that impacts practically all aspects of banking and represents a significant overhaul of many aspects of the regulation of the financial services industry. Although many provisions remain subject to further rulemaking, the Dodd-Frank Act implements numerous and far-reaching regulatory changes that affect financial companies, including our Company, and other banks and institutions which are important to our business model. Certain notable rules are, among other things:

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

•
creating regimes for regulation of over-the-counter derivatives (which has included requiring some over-the-counter derivatives to be cleared on an exchange) and non-admitted property and casualty insurers and reinsurers;

•	implementing regulation of hedge fund and private equity advisers by requiring such advisers to register with the SEC;

•	providing for the implementation of corporate governance provisions for all public companies concerning proxy access and executive compensation; and

•	reforming regulation of credit rating agencies.

Qualified Mortgages

The Dodd-Frank Act requires that lenders make a good faith effort to ensure consumers have an ability to repay new mortgage loans based on verified and documented information. To accomplish this, the Dodd-Frank Act created the Consumer Financial Protection Bureau (CFPB), which was assigned the responsibility of defining Qualified Mortgage (“QM”).  The key factor for lenders and originators is that loans which meet the QM standard give lenders “safe harbor” against future claims that the loans violated “ability to repay” requirements.  In January 2013, the CFPB published the definition of a QM.  An important part of the QM definition is the cap on how much income can go toward debt: along with the other tests, mortgages made to people who have debt-to-income ratios less than or equal to 43 percent will be considered QM. This requirement helps ensure consumers are borrowing only what they can likely afford and it creates one level of protection for lenders. Before the crisis, many consumers took on mortgages they could not afford based on their incomes and the QM rules are intended to protect consumers going forward.  For a temporary, transitional period, loans that do not have a 43 percent debt-to-income ratio but meet government affordability or other standards, such as eligibility for purchase by Fannie Mae or Freddie Mac, will be considered QMs. Agency RMBS will continue to be a large portion of the overall mortgage market, and we believe that, as a result of this rule-making, it is unlikely that lenders will be willing to make loans without the safe harbor protections of QM.  Lenders will be more deliberate and the resulting mortgages will be more consistent and will result in more predictable prepayments. We do not expect this to impact the current supply of Agency RMBS.
Many of the provisions of the Dodd-Frank Act, including certain provisions described above are subject to further study, rulemaking and the discretion of regulatory bodies. As the hundreds of regulations called for by the Dodd-Frank Act are promulgated, we will continue to evaluate their impact. It is unclear how this legislation may impact the borrowing environment, investing environment for Agency RMBS and interest rate swaps as much of the bill’s implementation has not yet been defined by the regulators.
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
For a discussion of additional risks relating to our business see “Risk Factors” beginning on page 6 of this Annual Report on Form 10-K.
Financial Condition
As of December 31, 2012 and 2011, the Agency RMBS in our portfolio were purchased at a net premium to their par value due to the average coupon interest rates on these investments being higher than the prevailing market rates at the time of purchase. As of December 31, 2012 and 2011, we had approximately $879.6 million and $223.5 million, respectively, of unamortized premium included in the cost basis of our investments.

As of December 31, 2012 and 2011, our Agency RMBS portfolio consisted of the following assets:

December 31, 2012	Par Value	Fair Value	Weighted Average
Asset Type	(in thousands)		Cost/Par	Fair Value/Par	MTR(1)		Coupon	CPR(2)
10 Year Fixed Rate	$207,091	$219,747	$103.60	$106.11	N/A		3.50%	19.4%
15 Year Fixed Rate	11,092,374	11,717,136	104.32	105.63	N/A		3.05%	16.1%
20 Year Fixed Rate	1,087,835	1,148,932	104.96	105.62	N/A		3.17%	10.1%
30 Year Fixed Rate	3,571,692	3,817,488	105.78	106.88	N/A		3.59%	8.9%
Hybrid ARMs	3,722,510	3,900,840	103.54	104.79	74.3		2.71%	19.1%
Total/Weighted Average	$19,681,502	$20,804,143	$104.47	$105.70	74.3	(3)	3.10%	15.8%

December 31, 2011	Par Value	Fair Value	Weighted Average
Asset Type	(in thousands)		Cost/Par	Fair Value/Par	MTR(1)		Coupon	CPR(2)
10 Year Fixed Rate	$272,115	$284,948	$103.96	$104.72	N/A		3.50%	13.6%
15 Year Fixed Rate	4,763,965	5,010,121	102.53	105.17	N/A		3.79%	17.8%
20 Year Fixed Rate	551,766	585,103	102.32	106.04	N/A		4.14%	28.1%
30 Year Fixed Rate	239,747	259,123	103.09	108.08	N/A		5.00%	26.3%
Hybrid ARMs	3,098,024	3,233,159	102.31	104.36	64.0		3.29%	20.3%
Total/Weighted Average	$8,925,617	$9,372,454	$102.50	$105.01	64.0	(3)	3.66%	19.5%
 __________________

(1)
MTR is the number of months remaining before the fixed rate on a hybrid ARM becomes a variable rate. At the end of the fixed period, the variable rate will be determined by the margin and the pre-specified caps of the ARM. After the fixed period, 100% of the hybrid ARMS in the portfolio reset annually.

(2)
CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year. Specifically, the constant prepayment rate is an annualized version of the prior three month prepayment rate. Securities with no prepayment history are excluded from this calculation.

(3)	Weighted average months to reset of our ARM portfolio.

The CPR of our Agency RMBS portfolio was approximately 19.3% for the month of January 2013.
Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of December 31, 2012 and 2011, the average final contractual maturity of our mortgage portfolio is in year 2033 and 2031, respectively. The average expected life of our Agency RMBS reflects the estimated average period of time the securities in our portfolio will remain outstanding. The average expected lives of our Agency RMBS do not exceed five years, based upon the prepayment model obtained through subscription-based financial information service providers. The prepayment model considers current yield, forward yield, the steepness of the yield curve, current mortgage rates, the mortgage rate of the outstanding loan, loan age, margin and volatility. The actual lives of the Agency RMBS in our investment portfolio could be longer or shorter than those estimates depending on the actual prepayment rates experienced over the lives of the applicable securities.
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
We engage in interest rate swaps and caps as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for the term of the swap contract. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based upon a notional amount of principal. Under the most common form of interest rate swap, commonly known as a fixed-floating interest rate swap, a series of fixed interest rate payments on a notional amount of principal are exchanged for a series of floating interest rate payments on such notional amount. In a simple interest rate cap, one investor pays a premium for a notional principal amount based on a capped interest rate (the “cap rate”). When the floating interest rate (the “floating rate”) exceeds the cap rate, the investor receives a payment from the cap counterparty equal to the difference between the floating rate and the cap rate on the same notional principal amount for a specified period of time. Alternatively, an investor may receive a premium and pay the difference in cap rate and floating rate. Below is a summary of our interest rate swaps and caps as of December 31, 2012 and 2011:

December 31, 2012			Weighted Average
	Number of Contracts	Notional (000's)	Rate (1)	Maturity	Fair Value (000's)
Interest Rate Swaps	21	$7,490,000	1.270%	August 2015	$(97,395)
Interest Rate Caps	10	3,400,000	1.622%	July 2019	122,989

December 31, 2011			Weighted Average
	Number of Contracts	Notional (000's)	Rate (1)	Maturity	Fair Value (000's)
Interest Rate Swaps	15	4,740,000	1.478%	July 2014	(79,476)
Interest Rate Caps	3	700,000	1.593%	July 2015	5,966
___________
(1) For interest rate swaps, rate represents the fixed pay rate. For interest rate caps, rate represents the cap rate.
The current fair value of interest rate swaps and caps is heavily dependent on the prevailing market fixed rate, the corresponding term structure of floating rates (known as the yield curve) as well as the expectation of changes in future floating rates.
Liabilities
We have entered into repurchase agreements to finance some of our purchases of Agency RMBS. Borrowings under these agreements are secured by our Agency RMBS and bear interest at rates that have historically moved in close relationship to LIBOR. At December 31, 2012, we had approximately $13,981.3 million of liabilities pursuant to repurchase agreements with 23 counterparties that had weighted average interest rates of approximately 0.48%, and a weighted average maturity of 19.6 days. In addition, as of December 31, 2012, we had approximately $4,515.5 million in payable for securities purchased, a portion of which will be financed through repurchase agreements. At December 31, 2011, we had approximately $7,880.8 million of liabilities pursuant to repurchase agreements with 24 counterparties that had weighted average interest rates of approximately 0.36%, and a weighted average maturity of 27.6 days. In addition, as of December 31, 2011 we had approximately $463.3 million in payable for securities purchased, a portion of which was financed through repurchase agreements. Below is a summary of our payable for securities purchased as of December 31, 2012 and 2011 (in thousands).

December 31, 2012
Forward Settling Purchases	Settle Date	Par Value	Payable
FNMA - 20 Year 3.0% Fixed	1/14/2013	$300,000	$316,122
FNMA - 30 Year 3.5% Fixed	1/14/2013	1,550,000	1,646,880
FNMA - 15 Year 2.5% Fixed	1/17/2013	950,000	993,307
FNMA - 15 Year 3.5% Fixed	1/17/2013	38,000	40,363
FNMA - 15 Year 4.5% Fixed	1/17/2013	16,000	17,232
FNMA - 30 Year 2.43% Hybrid ARM	1/24/2013	25,000	26,234
FNMA - 30 Year 2.60% Hybrid ARM	1/25/2013	50,000	52,259
FNMA - 30 Year 2.15% Hybrid ARM	1/29/2013	100,000	103,542
FNMA - 30 Year 2.57% Hybrid ARM	1/29/2013	82,000	85,618
FNMA - 30 Year 3.5% Fixed	2/12/2013	200,000	212,651
FNMA - 15 Year 2.5% Fixed	2/14/2013	950,000	990,186
FNMA - 30 Year 2.17% Hybrid ARM	2/25/2013	30,000	31,107
		$4,291,000	$4,515,501

December 31, 2011
Forward Settling Purchases	Settle Date	Par Value	Payable
FNMA - 15 Year 3.5% Fixed	1/18/2012	$225,000	$232,977
FNMA - 30 Year 2.84% Hybrid ARM	1/24/2012	21,000	21,478
FNMA - 30 Year 2.85% Hybrid ARM	1/24/2012	16,000	16,579
FNMA - 30 Year 2.94% Hybrid ARM	1/24/2012	15,000	15,499
FNMA - 30 Year 3.12% Hybrid ARM	1/24/2012	50,000	51,807
FNMA - 30 Year 2.84% Hybrid ARM	1/24/2012	15,000	15,452
FNMA - 30 Year 3.17% Hybrid ARM	1/27/2012	36,000	37,389
FNMA - 30 Year 2.90% Hybrid ARM	2/23/2012	50,000	51,479
FNMA - 30 Year 2.82% Hybrid ARM	3/22/2012	20,000	20,642
		$448,000	$463,302

Results of Operations
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Net Income Available to Common Shares. Net income available to common shares increased $78.5 million to $370.4 million for the year ended December 31, 2012, compared to net income of $291.9 million for the year ended December 31, 2011. The major components of this increase are detailed below.
Investment Income. Investment income, which primarily consists of interest income on Agency RMBS, increased by $60.4 million to $293.3 million for the year ended December 31, 2012, as compared to $232.9 million for the year ended December 31, 2011. The impact of the change in investment income from the increased size of our Agency RMBS portfolio and change in average yield on Agency RMBS portfolio is shown below (in thousands):

Change in Size		Change in Yield		Change in Size & Yield
Change in average settled	$5,038,813	Change in average yield	(0.78)%	Change in average settled	$5,038,813
2011 average yield	3.11%	2011 average settled	7,352,591	Change in average yield	(0.78)%
Change	$156,777	Change	$(57,310)	Change	$(39,275)
				Total change	$60,192
Interest Expense. Interest expense increased $25.3 million to $44.1 million for the year ended December 31, 2012, as compared to $18.8 million for the year ended December 31, 2011. The impact of the change in interest expense from the increase in our average repurchase agreements outstanding and change in average rate on repurchase agreements is shown below (in thousands):

Change in Size		Change in Rate		Change in Size & Yield
Change in average outstanding	$4,302,733	Change in average rate	0.12%	Change in average outstanding	$4,302,733
2011 average rate	0.29%	2011 average outstanding	6,519,272	Change in average rate	0.12%
Change	$12,401	Change	$7,787	Change	$5,140
				Total change	$25,328
Operating Expenses. For the year ended December 31, 2012, operating expenses decreased by $2.7 million to $20.5 million, compared to $23.2 million for the year ended December 31, 2011. The decrease in expenses was primarily the result of non-recurring expenses of $4.9 million incurred in 2011 relating to the accelerated vesting of shares of restricted common stock and other expenses associated with the Internalization. Overall operating expenses as a percentage of net assets decreased during the year ended December 31, 2012 to 1.05% compared to 2.34% during the year ended December 31, 2011. Our average net assets were $1,961.3 million and $989.0 million during the year ended December 31, 2012 and 2011, respectively.
Net Gain (Loss) From Investments. Net gain from investments decreased by $34.5 million to $226.9 million for the year ended December 31, 2012, compared to $261.4 million for the year ended December 31, 2011. In both years ended December 31, 2012 and 2011, prices of Agency RMBS rose. However, during the year ended December 31, 2012, the size of our Agency RMBS portfolio was significantly larger at an average of $12,391.4 million compared to $7,352.6 million during the year ended December 31, 2011.
Net Gain (Loss) from Swap and Cap Contracts. Net loss from swap and cap contracts decreased by $77.6 million to a loss of $82.8 million for the year ended December 31, 2012, compared to a loss of $160.4 million for the year ended December 31, 2011. The decrease in net loss on swap and cap contracts was primarily due to the decrease in swap rates combined with the increase in the size of our interest rate swap and cap portfolio. During the year ended December 31, 2012 and 2011, our average interest rate swap and cap notional amount was $7,901.5 million and $5,151.5 million, respectively. During the year ended December 31, 2012 and 2011, three year swap rates decreased by 32 and 46 basis points, respectively.
Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010
Net Income Available to Common Shares. Net income available to common shares increased $269.5 million to $291.9 million for the year ended December 31, 2011, compared to $22.4 million for the year ended December 31, 2010. The major components of this increase are detailed below.
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
Net Gain (Loss) From Swap and Cap Contracts. Net loss from swap and cap contracts increased by $121.5 million to $160.4 million for the year ended December 31, 2011, compared to $38.9 million for the year ended December 31, 2010. The change in net gain (loss) on swap and cap contracts was primarily due to the decrease in swap rates combined with the increase in the size of our interest rate swap and cap portfolio. During the years ended December 31, 2011 and 2010 our average monthly notional amount of interest rate swaps and caps was $5,151.5 million and $1,647.7 million, respectively. During the years ended December 31, 2011 and 2010, three year swap rates decreased by 46 basis points and 78 basis points, respectively.
Interest Income. Interest income, which consists of interest income on Agency RMBS, subordinated tranches of CLOs and short term investments, increased by $157.4 million to $232.9 million for the year ended December 31, 2011, as compared to $75.5 million for the year ended December 31, 2010. The impact of the change in investment income from the increased size of our Agency RMBS portfolio and change in average yield on Agency RMBS portfolio is shown below (in thousands):

Change in Size		Change in Yield		Change in Size & Yield
Change in average settled	$5,271,702	Change in average yield	(0.38)%	Change in average settled	$5,271,702
2010 average yield	3.49%	2010 average settled	2,080,889	Change in average yield	(0.38)%
Change	$184,185	Change	$(7,958)	Change	$(20,162)
				Total change	$156,065
Interest Expense. Interest expense increased by $13.7 million to $18.8 million for the year ended December 31, 2011, as compared to $5.1 million for the year ended December 31, 2010. The impact of the change in interest expense from the increase in our average repurchase agreements outstanding and change in average rate on repurchase agreements is shown below (in thousands):

Change in Size		Change in Rate		Change in Size & Yield
Change in average outstanding	$4,753,319	Change in average rate	0.002%	Change in average outstanding	$4,753,319
2010 average rate	0.286%	2010 average outstanding	1,765,953	Change in average rate	0.002%
Change	$13,609	Change	$34	Change	$90
				Total change	$13,733
Operating Expenses. For the year ended December 31, 2011, operating expenses increased by $12.7 million to $23.2 million compared to $10.5 million for the year ended December 31, 2010, primarily as a result of higher management fees on a larger asset base for the eight months prior to the internalization of our management ("Internalization") on September 1, 2011, and $4.9 million of non-recurring expenses relating to the accelerated vesting of shares of restricted common stock and other expenses associated with Internalization. However, despite the $12.7 million increase, overall we experienced a decrease in expenses as a percentage of net assets with an expense ratio of 2.34% and 2.68% for the years ended December 31, 2011 and 2010, respectively. The primary reason for the decrease in our expense ratio was the increase in our net asset base in 2011. Average net assets were $989.0 million and $390.9 million for the years ended December 31, 2011 and 2010, respectively.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations for repurchase agreements, interest expense on repurchase agreements and the office lease at December 31, 2012 and 2011 (dollars in thousands).

December 31, 2012	Within One Year	One to Three Years	Three to Five Years	Total
Repurchase agreements	$13,981,307	$—	$—	$13,981,307
Interest expense on repurchase agreements, based on rates at December 31, 2012	15,173	—	—	15,173
Long term operating lease obligation	320	162	—	482
Total	$13,996,800	$162	$—	$13,996,962

December 31, 2011	Within One Year	One to three Years	Three to Five Years	Total
Repurchase agreements	$7,880,814	$—	$—	$7,880,814
Interest expense on repurchase agreements, based on rates at December 31, 2011	5,852	—	—	5,852
Long term operating lease obligation	313	482	—	795
Total	$7,886,979	$482	$—	$7,887,461
In addition, as of December 31, 2012 and 2011, we had a $4,515.5 million and $463.3 million payable for securities purchased, respectively, a portion of which either was or will be financed through repurchase agreements. A summary of our payable for securities purchased as of December 31, 2012 and 2011 is included in the “Financial Condition—Liabilities” section.
We enter into interest rate swap and cap contracts as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for the term of the swap or cap contract. At December 31, 2012 and 2011, we had interest rate swap and cap contracts with the following counterparties (dollars in thousands):
As of December 31, 2012

Counterparty	Total Notional	Fair Value	Amount At Risk (1)	Weighted Average Maturity in Years
BNP Paribas	$250,000	$26	$2,159	4.7
Credit Suisse International	2,050,000	27,922	13,190	6.0
Deutsche Bank	1,340,000	(10,733)	16,369	2.6
Goldman Sachs	1,800,000	(34,105)	20,416	1.5
ING Capital Markets, LLC	300,000	8,685	585	6.5
Morgan Stanley Capital Markets	1,250,000	29,135	16,474	6.6
Nomura Global Financial Products, Inc.	550,000	(19,629)	6,336	2.6
The Bank of Nova Scotia	250,000	33	1,627	4.7
The Royal Bank of Scotland plc	2,500,000	7,543	9,457	2.4
UBS AG	300,000	9,165	925	6.5
Wells Fargo Bank, N.A.	300,000	7,552	1,449	6.4
Total	$10,890,000	$25,594	$88,987
As of December 31, 2011

Counterparty	Total Notional	Fair Value	Amount At Risk (1)	Weighted Average Maturity in Years
Deutsche Bank	$840,000	$(10,275)	$11,846	2.4
Goldman Sachs	1,800,000	(36,205)	18,025	2.5
Morgan Stanley Capital Markets	250,000	(723)	1,236	5.0
Nomura Global Financial Products, Inc.	550,000	(17,176)	4,679	3.6
The Royal Bank of Scotland plc	2,000,000	(9,131)	6,965	2.4
Total	$5,440,000	$(73,510)	$42,751
 __________________

(1)	Equal to the fair value of pledged securities plus accrued interest income, minus the fair value of the interest rate swap and cap and accrued interest income and expense.
We enter into certain contracts that contain a variety of indemnification obligations, principally with our brokers and counterparties to interest rate swap contracts and repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of December 31, 2012 and 2011.
Off-Balance Sheet Arrangements
As of December 31, 2012 and 2011, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2012 and 2011, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or had any intent to provide funding to any such entities.
Liquidity and Capital Resources
Our primary sources of funds are borrowings under repurchase arrangements and monthly principal repayments and interest payments on our investments. Other sources of funds may include proceeds from debt and equity offerings and asset sales. As of December 31, 2012 and 2011, we had repurchase agreements totaling $13,981.3 million and $7,880.8 million, respectively, with a weighted average borrowing rate of 0.48% and 0.36%, respectively. In addition, during the year ended December 31, 2012 and 2011, we received $2,889.8 million and $1,406.1 million of principal repayments and $274.6 million and $221.3 million of interest payments, respectively. We held cash and cash equivalents of $13.9 million and $11.5 million at December 31, 2012 and 2011, respectively.
During the year ended December 31, 2012 and 2011, our operations used net cash of $7,048.9 million and $4,516.9 million, respectively. During the year ended December 31, 2012 and 2011, we had net purchases of securities (net of purchases, sales and principal repayments) of $11,280.4 million and $2,917.6 million, respectively.
The increase in net purchases of securities was the result of investing the total net proceeds from the (i) February 1, 2012 and July 16, 2012 public offerings of common stock which raised approximately $377.3 million and $622.2 million of net proceeds, respectively, (ii) the August 3, 2012 public offering of Series A Preferred Stock which raised approximately $72.4 million of net proceeds and (iii) the issuance and sale of shares under the dividend reinvestment and direct stock purchase plan (“DSPP”) and Equity Placement Program (“EPP”), while maintaining a consistent leverage ratio.
Through the DSPP, stockholders may purchase additional shares of common stock by reinvesting some or all of the cash dividends received on shares of common stock. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. For the year ended December 31, 2012 and 2011, we issued 5,327,661 and 9,192 shares under the plan, respectively, raising approximately $74.0 million and $0.1 million of net proceeds, respectively. As of December 31, 2012 and 2011, there were approximately 4.1 million and 9.4 million shares, respectively, available for issuance under the DSPP.
On June 7, 2011 we established the EPP whereby, from time to time, we may publicly offer and sell up to 15.0 million shares of our common stock in at-the-market transactions and/or privately negotiated transactions with JMP Securities LLC acting as sales agent. For the year ended December 31, 2012 the Company issued 11.9 million shares under the plan raising approximately $164.3 million. The Company did not issue any shares under the plan during the year ended December 31, 2011. As of December 31, 2012 and 2011, there were approximately 3.1 million and 15.0 million shares of common stock, respectively, available for issuance under the EPP.
The following tables present certain information regarding our risk exposure on our repurchase agreements as of December 31, 2012 and 2011 (dollars in thousands):

December 31, 2012

Counterparty	Total Outstanding Borrowings	% of Total	% of Net Assets At Risk (1)	Weighted Average Maturity in Days
Bank of America Securities LLC	$1,143,279	8.2%	2.4%	16
Bank of Nova Scotia	660,889	4.7	1.1	12
Barclays Capital, Inc.	1,129,106	8.1	2.3	30
BNP Paribas Securities Corp	662,360	4.7	1.5	17
Citigroup Global Markets, Inc.	463,815	3.3	1.1	21
Credit Suisse Securities (USA) LLC	645,179	4.6	1.2	15
Daiwa Securities America, Inc.	305,954	2.2	0.7	22
Deutsche Bank Securities, Inc.	539,094	3.8	1.4	21
Goldman Sachs & Co.	1,058,174	7.6	2.4	17
Guggenheim Liquidity Services, LLC	281,225	2.0	0.6	22
Industrial and Commercial Bank of China Financial Services LLC	808,414	5.8	1.7	20
ING Financial Markets LLC	377,353	2.7	0.9	14
KGS Alpha Capital Markets	138,697	1.0	0.4	19
LBBW Securities LLC	140,953	1.0	0.3	28
Mitsubishi UFJ Securities (USA), Inc.	627,315	4.5	1.4	17
Mizuho Securities USA, Inc.	520,638	3.7	1.1	18
Morgan Stanley & Co. Inc.	634,179	4.5	1.6	17
Nomura Securities International, Inc.	623,556	4.5	1.5	21
RBC Capital Markets, LLC	791,610	5.7	1.8	17
South Street Securities LLC	375,289	2.7	1.1	18
The Royal Bank of Scotland PLC	167,604	1.2	0.4	9
UBS Securities LLC	936,333	6.7	2.3	38
Wells Fargo Securities, LLC	950,291	6.8	1.3	13
	$13,981,307	100.0%	30.5%
_________

(1)	Equal to the fair value of pledged securities plus accrued interest income, minus the sum of repurchase agreement liabilities and accrued interest expense divided by net assets.

December 31, 2011

Counterparty	Total Outstanding Borrowings	% of Total	% of Net Assets At Risk (1)	Weighted Average Maturity in Days
Bank of America Securities LLC	$242,641	3.1%	1.3%	19
Bank of Nova Scotia	416,381	5.3	1.3	33
Barclays Capital, Inc.	414,103	5.3	2.1	52
BNP Paribas Securities Corp	282,544	3.6	1.4	13
Cantor Fitzgerald & Co.	411,499	5.2	2.1	36
Citigroup Global Markets, Inc.	244,284	3.1	1.3	20
Credit Suisse Securities (USA) LLC	414,021	5.2	1.9	47
Daiwa Securities America, Inc.	288,960	3.6	1.5	30
Deutsche Bank Securities, Inc.	557,902	7.1	3.0	11
Goldman Sachs & Co.	543,768	6.9	2.8	22
Guggenheim Liquidity Services, LLC	151,530	1.9	0.8	23
Industrial and Commercial Bank of China Financial Services LLC	415,863	5.3	2.3	30
ING Financial Markets LLC	419,837	5.3	2.2	19
Jefferies & Company, Inc.	101,235	1.3	0.5	17
LBBW Securities LLC	206,734	2.6	1.0	45
Mitsubishi UFJ Securities (USA), Inc.	482,404	6.1	2.4	35
Mizuho Securities USA, Inc.	297,917	3.8	1.5	20
Morgan Stanley & Co. Inc.	172,063	2.2	1.0	45
Nomura Securities International, Inc.	281,998	3.6	1.4	41
RBC Capital Markets, LLC	223,831	2.8	1.3	12
South Street Securities LLC	336,394	4.3	2.1	18
The Royal Bank of Scotland PLC	143,628	1.8	0.7	10
UBS Securities LLC	328,368	4.2	1.7	47
Wells Fargo Securities, LLC	502,909	6.4	1.7	10
Total	$7,880,814	100.0%	39.3%

____________________

(1)	Equal to the fair value of pledged securities plus accrued interest income, minus the sum of repurchase agreement liabilities and accrued interest expense divided by net assets.
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
We receive margin calls from our repurchase agreement counterparties from time to time in the ordinary course of business similar to other entities in the specialty finance business. We receive two types of margin calls under our repurchase agreements. The first type, which are known as “factor calls,” are margin calls that occur each month and relate to the timing difference between the reduction of principal balances of our Agency RMBS, due to monthly principal payments on the underlying mortgages, and the receipt of the corresponding cash. The second type of margin call we may receive is a “valuation call”, which occurs due to market and interest rate movements. Both factor and valuation margin calls occur if the total value of our assets pledged as collateral to a counterparty drops beyond a threshold level, typically between $100,000 and $500,000. Both types of margin calls require a dollar for dollar restoration of the margin shortfall. Conversely, we may initiate margin calls to our counterparties when the value of our assets pledged as collateral with a counterparty increases above the threshold level, thereby increasing our liquidity. All unrestricted cash and cash equivalents, plus any unpledged Agency RMBS or U.S. Treasury securities, are available to satisfy margin calls.

As of December 31, 2012 and 2011, we had approximately $1,519.3 million and $580.0 million, respectively, in Agency RMBS, U.S. Treasury securities and cash and cash equivalents available to satisfy future margin calls. To date, we have maintained sufficient liquidity to meet margin calls, and we have always been able to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future.
An event of default or termination event under the standard master repurchase agreement would give our counterparty the option to terminate all repurchase transactions existing with us and make any amount due by us to the counterparty payable immediately.
We have made and intend to continue to make regular quarterly distributions of all or substantially all of our REIT taxable income to our stockholders. In order to qualify as a REIT and to avoid federal corporate income tax on the income that we distribute to our stockholders, we are required to distribute at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, on an annual basis. This requirement can impact our liquidity and capital resources.
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
We may increase our capital resources by obtaining long term credit facilities or making public or private offerings of equity or debt securities. Such financing will depend on market conditions for capital raises and the investment of any proceeds. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations.
Qualitative and Quantitative Disclosures about Short Term Borrowings
The following table discloses quantitative data about our short term borrowings under repurchase agreements during the years ended December 30, 2012 and 2011.

	Year Ended December 31,
(In millions)	2012	2011
Outstanding at period end	$13,981	$7,881
Weighted average rate at period end	0.48%	0.36%
Average outstanding during period (1)	$10,822	$6,519
Weighted average rate during period	0.41%	0.29%
Largest month end balance during period	$13,981	$8,043
Leverage ratio (at period end) (2)	7.7:1	7.7:1

_______________

(1)	Calculated based on the average month end balance during the period.

(2)	Our leverage ratio was calculated by dividing (i) our repurchase agreements balance plus payable for securities purchased minus receivable for securities sold by (ii) net assets.
During the year ended December 31, 2012, our repurchase agreement balance increased due to our February 1, 2012 and July 16, 2012 public offerings and our August 3, 2012 offering of our Series A Preferred Stock, which allowed us to finance additional asset purchases. During the year ended December 31, 2011, our repurchase agreement balance increased during the end of the period due to forward settling purchases made with the net proceeds from our February 2011 equity offering settling and being financed through repurchase agreements. During the years ended December 31, 2012 and 2011, the weighted average rate on our repurchase agreements remained relatively stable.
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
Interest rate swaps and caps are generally valued using valuations provided by dealer quotations. Such dealer quotations are based on the present value of fixed and projected floating rate cash flows over the term of the swap contract. Future cash flows are discounted to their present value using swap rates provided by electronic data services or brokers.
Recent Accounting Pronouncements
In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (Topic 210), Balance Sheet. The update addresses implementation issues about ASU 2011-11 and applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The guidance is effective January 1, 2013 and is to be applied retrospectively. This guidance does not amend when we currently offset our derivative positions. As a result, we do not expect this guidance to have a material effect on our financial statements.
In October 2011, the FASB issued a proposed ASU 2011-20, Financial Services-Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2011-20”), which would amend the criteria in ASC Topic 946 on Investment Companies (“ASC 946”) for determining whether an entity qualifies as an investment company. As proposed, ASU 2011-20 would affect the measurement, presentation and disclosure requirements for Investment Companies, as defined, amend the investment company definition in ASC 946, and remove the current exemption for real estate investment trusts from this topic. If the current exemption for real estate investments trusts is upheld, this proposal may result in a material modification to the presentation of the Company’s financial statements. We are monitoring developments related to this proposal and are evaluating the effects it would have on our financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
As of December 31, 2012 and 2011, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do believe that risk can be quantified from historical experience and seek to actively manage risk, to earn sufficient compensation to justify taking risks and to maintain capital levels consistent with the risks we undertake. Our board of directors exercises oversight of risk management in many ways, including overseeing our senior management’s risk-related responsibilities and reviewing management and investment policies and performance against these policies and related benchmarks. See “Business—Risk Management” for a further discussion of our risk mitigation practices.
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
Effect on Interest Income, Interest Expense and Net swap and cap income (expense). We fund our investments in long term Agency RMBS collateralized by ARMs, hybrid ARMs and fixed rate mortgage loans with short term borrowings under repurchase agreements. During periods of rising interest rates, the borrowing costs associated with those Agency RMBS tend to increase while the income earned on such Agency RMBS (during the fixed rate component of such securities) may remain substantially unchanged. This results in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses.
We are a party to the interest rate swap and cap contracts as of December 31, 2012 and 2011 described in detail under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in this Annual Report on Form 10-K.
Hedging techniques are partly based on assumed levels of prepayments of our Agency RMBS. If prepayments are slower or faster than assumed, the life of the Agency RMBS will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions.
Effect on Fair Value. Another component of interest rate risk is the effect changes in interest rates will have on the fair value of our assets. We face the risk that the fair value of our assets will increase or decrease at different rates than those of our liabilities, including our hedging instruments.
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
We seek to mitigate our prepayment risk by investing in Agency RMBS with a variety of prepayment characteristics, and prepayment protections, as well as by balancing Agency RMBS purchased at a premium with Agency RMBS purchased at a discount.
Effect on Fair Value and Net Income
Another component of interest rate risk is the effect changes in interest rates will have on the fair value of our assets and our net income exclusive of the effect on fair value. We face the risk that the fair value of our assets and net income exclusive of the effect on fair value will increase or decrease at different rates than that of our liabilities, including our hedging instruments.
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
The following sensitivity analysis table shows the estimated impact of our interest rate-sensitive investments and repurchase agreement liabilities on the fair value of our assets and our net income, exclusive of the effect of changes in fair value on our net income, at December 31, 2012 and 2011, assuming a static portfolio and that rates instantaneously fall 25, 50 and 75 basis points and rise 25, 50 and 75 basis points.

December 31, 2012

Change in Interest Rates	Projected Change in the Fair Value of Our Assets (excluding hedging instruments)*	Projected Change in the Fair Value of Our Assets (including hedging instruments)*	Projected Change in Our Net Income
- 75 basis points	0.74%	(0.08)%	13.32%
- 50 basis points	0.80%	0.24%	10.66%
- 25 basis points	0.56%	0.24%	5.33%
No Change	—%	—%	—%
+ 25 basis points	(0.70)%	(0.37)%	(13.32)%
+ 50 basis points	(1.53)%	(0.86)%	(26.64)%
+ 75 basis points	(2.49)%	(1.45)%	(39.96)%
December 31, 2011

Change in Interest Rates	Projected Change in the Fair Value of Our Assets (excluding hedging instruments)*	Projected Change in the Fair Value of Our Assets (including hedging instruments)*	Projected Change in Our Net Income
- 75 basis points	0.42%	(0.34)%	5.52%
- 50 basis points	0.34%	(0.18)%	4.41%
- 25 basis points	0.20%	(0.06)%	2.18%
No Change	—%	—%	—%
+ 25 basis points	(0.39)%	(0.13)%	(5.61)%
+ 50 basis points	(0.93)%	(0.40)%	(11.17)%
+ 75 basis points	(1.59)%	(0.79)%	(16.74)%
_____________

*	Analytics provided by The Yield Book® Software
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
As part of our risk management process, we actively manage the interest rate, liquidity, prepayment and counterparty risks associated with our Agency RMBS portfolio. This process includes monitoring various stress test scenarios on our portfolio. We seek to mitigate our interest rate risk exposure by entering into various hedging instruments in order to minimize our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs.
We seek to mitigate our liquidity risks by monitoring our liquidity position on a daily basis and maintaining a prudent level of leverage, which we currently consider to be between six and 10 times the amount of net assets in our overall portfolio, based on current market conditions and various other factors, including the health of the financial institutions that lend to us under our repurchase agreements.

We seek to mitigate our prepayment risk by investing in Agency RMBS with a variety of prepayment characteristics, and prepayment protections, as well as by balancing Agency RMBS purchased at a premium with Agency RMBS purchased at a discount.
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

Item 8.         Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CYS Investments, Inc.
Waltham, MA

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of CYS Investments, Inc. (formerly Cypress Sharpridge Investments, Inc., the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of CYS
Investments, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

February 15, 2013
Boston, Massachusetts

CYS INVESTMENTS, INC.
STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except per share numbers)	December 31, 2012	December 31, 2011
ASSETS:
Investments in securities, at fair value (including pledged assets of $14,831,648 and $8,412,295, respectively)	$20,861,718	$9,466,128
Interest rate swap contracts, at fair value	1,180	—
Interest rate cap contracts, at fair value	122,989	5,966
Cash and cash equivalents	13,882	11,508
Receivable for securities sold and principal repayments	10,343	5,550
Interest receivable	46,558	27,815
Other assets	826	1,090
Total assets	21,057,496	9,518,057
LIABILITIES:
Repurchase agreements	13,981,307	7,880,814
Interest rate swap contracts, at fair value	98,575	79,476
Payable for securities purchased	4,515,501	463,302
Payable for cash received as collateral	28,910	—
Distribution payable	1,243	—
Accrued interest payable (including accrued interest on repurchase agreements of $11,717 and $3,747, respectively)	28,863	15,617
Accrued expenses and other liabilities	435	1,390
Total liabilities	18,654,834	8,440,599
Commitments and contingencies (note 11)	—	—
NET ASSETS	$2,402,662	$1,077,458
Net assets consist of:
Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 50,000 shares authorized (3,000 and 0 shares issued and outstanding, respectively, liquidation preference of $25.00 per share or $75,000 and $0 in aggregate, respectively)	$72,369	$—
Common Stock, $0.01 par value, 500,000 shares authorized (174,924 and 82,753 shares issued and outstanding, respectively)	1,749	828
Additional paid in capital	2,237,512	997,884
Retained earnings	91,032	78,746
NET ASSETS	$2,402,662	$1,077,458
NET ASSET VALUE PER COMMON SHARE	$13.31	$13.02

See notes to financial statements.

CYS INVESTMENTS, INC.
SCHEDULES OF INVESTMENTS
DECEMBER 31, 2012
INVESTMENTS IN SECURITIES – UNITED STATES OF AMERICA

(In thousands)	Face Amount	Fair Value
Fixed Income Securities - 868.3%(c)
Mortgage Pass-Through Agency RMBS - 865.9%(c)
Fannie Mae Pools - 822.8%(c)
2.15%, due 2/1/2043(b)	$100,000	$103,991
2.16%, due 10/1/2042(b)	44,800	46,452
2.17%, due 3/1/2043(b)	30,000	31,167
2.18%, due 11/1/2042(b)	34,926	36,246
2.24%, due 10/1/2042(b)	49,605	51,511
2.26%, due 11/1/2042(b)	45,372	47,149
2.34%, due 11/1/2042(b)	75,085	78,162
2.38%, due 1/1/2043(a)(b)	100,237	104,444
2.40%, due 9/1/2042 - 10/1/2042(a)(b)	63,216	65,915
2.41%, due 7/1/2042 - 9/1/2042(a)(b)	69,629	72,585
2.42%, due 11/1/2042(a)(b)	75,395	78,710
2.43%, due 2/1/2043(b)	25,000	26,174
2.44%, due 7/1/2042 - 10/1/2042(a)(b)	241,204	251,833
2.45%, due 10/1/2042 - 11/1/2042(b)	87,021	90,808
2.46%, due 6/1/2042(a)(b)	57,508	60,021
2.50%, due 2/1/2028 - 3/1/2028	1,900,000	1,985,203
2.51%, due 10/1/2042(a)(b)	146,723	153,519
2.57%, due 7/1/2042 - 2/1/2043(a)(b)	130,372	136,513
2.58%, due 8/1/2042(a)(b)	34,217	35,801
2.60%, due 2/1/2043(b)	50,000	52,406
2.62%, due 7/1/2042(a)(b)	46,138	48,256
2.63%, due 4/1/2042(a)(b)	35,609	37,264
2.70%, due 6/1/2042(a)(b)	67,729	70,933
2.79%, due 1/1/2042 - 3/1/2042(a)(b)	85,732	89,912
2.80%, due 2/1/2042 - 11/1/2042(a)(b)	349,671	366,718
2.81%, due 2/1/2042(a)(b)	55,367	58,090
2.84%, due 2/1/2042(a)(b)	32,607	34,247
2.85%, due 12/1/2041(a)(b)	53,238	55,952
2.87%, due 1/1/2042(a)(b)	59,639	63,234
2.89%, due 2/1/2042(a)(b)	40,377	42,409
3.00%, due 1/1/2041(a)(b)	29,557	31,002
3.00%, due 2/1/2027 - 12/1/2027(a)	6,794,861	7,183,772
3.00%, due 2/1/2032 - 2/1/2033(a)	967,503	1,018,411
3.00%, due 10/1/2042(a)	46,277	47,556
3.02%, due 12/1/2040(a)(b)	101,591	106,680
3.04%, due 9/1/2041(a)(b)	38,752	40,639
3.05%, due 9/1/2041(a)(b)	36,363	38,205
3.06%, due 6/1/2042(b)	37,791	40,031
3.16%, due 9/1/2041(a)(b)	31,611	33,343
3.18%, due 11/1/2041(a)(b)	27,672	29,179
3.21%, due 9/1/2041(a)(b)	84,111	88,670

CYS INVESTMENTS, INC.
SCHEDULES OF INVESTMENTS - (Continued)
DECEMBER 31, 2012

	Face Amount	Fair Value
3.24%, due 3/1/2041(a)(b)	$15,547	$16,389
3.26%, due 4/1/2041(a)(b)	38,941	40,970
3.30%, due 5/1/2041(a)(b)	31,843	33,499
3.35%, due 8/1/2041(a)(b)	27,024	28,827
3.36%, due 6/1/2041(a)(b)	81,763	86,263
3.38%, due 5/1/2041(a)(b)	17,894	18,822
3.50%, due 7/1/2021(a)	207,091	219,747
3.50%, due 12/1/2025 - 2/1/2028(a)	1,481,478	1,572,774
3.50%, due 8/1/2042 - 3/1/2043(a)	3,209,041	3,425,338
3.61%, due 6/1/2041(a)(b)	49,197	52,170
3.65%, due 7/1/2040(a)(b)	29,174	30,810
3.99%, due 9/1/2039(b)	11,717	12,432
4.00%, due 1/1/2025 - 6/1/2026(a)	613,772	657,599
4.00%, due 8/1/2042(a)	106,594	114,664
4.50%, due 2/1/2028 - 11/1/2030(a)	136,333	147,730
4.50%, due 11/1/2041(a)	256,057	277,486
Total Fannie Mae Pools	18,695,972	19,768,633
Freddie Mac Pools - 38.0%(c)
2.22%, due 12/1/2042(b)	50,184	52,100
2.30%, due 11/1/2042(a)(b)	99,093	103,022
2.43%, due 6/1/2042(a)(b)	38,618	40,336
2.45%, due 7/1/2042(a)(b)	46,980	49,027
2.52%, due 9/1/2042(a)(b)	122,825	128,547
2.54%, due 7/1/2042(a)(b)	41,200	43,077
2.55%, due 11/1/2042(b)	54,278	56,826
2.59%, due 3/1/2042(a)(b)	35,421	37,203
2.79%, due 12/1/2041(a)(b)	42,260	44,357
3.27%, due 6/1/2041(a)(b)	32,330	33,995
3.30%, due 1/1/2041(a)(b)	35,460	37,608
3.50%, due 4/1/2026 - 2/1/2027(a)	187,349	197,014
3.63%, due 6/1/2041(a)(b)	32,394	34,105
4.50%, due 12/1/2024 - 5/1/2025(a)	52,637	56,006
Total Freddie Mac Pools	871,029	913,223
Ginnie Mae Pools - 5.1%(c)
3.50%, due 7/20/2040(a)(b)	101,626	108,469
4.00%, due 1/20/2040(a)(b)	12,875	13,818
Total Ginnie Mae Pools	114,501	122,287
Total Mortgage Pass-Through Agency RMBS (Cost - $20,560,760)	19,681,502	20,804,143
U.S. Treasury Bills - 1.6%(c)
0.06%, due 2/7/2013(a)(d)	38,000	37,999
Total U.S. Treasury Bills (Cost - $37,995)	$38,000	$37,999
Other investments (Cost - $12,855)(e) - 0.8%(c)	20,473	19,576
Total Investments in Securities (Cost - $20,611,610)	$19,739,975	$20,861,718

CYS INVESTMENTS, INC.
SCHEDULES OF INVESTMENTS - (Continued)
DECEMBER 31, 2012

Interest Rate Cap Contracts - 5.1%(c)
Expiration	Cap Rate	Notional Amount	Fair Value
12/30/2014	2.07%	$200,000	$38
10/15/2015	1.43%	300,000	386
11/8/2015	1.36%	200,000	302
5/23/2019	2.00%	300,000	6,714
6/1/2019	1.75%	300,000	7,553
6/29/2019	1.50%	300,000	8,686
7/2/2019	1.50%	300,000	9,165
7/16/2019	1.25%	500,000	17,255
7/16/2022	1.75%	500,000	36,010
7/25/2022	1.75%	500,000	36,880
Total Interest Rate Cap Contracts (Cost, $134,815)		$3,400,000	$122,989

Interest Rate Swap Contracts - (4.1%)(c)(f)
Expiration	Pay Rate	Notional Amount	Fair Value
5/26/2013	1.60%	$100,000	$(529)
6/28/2013	1.38%	300,000	(1,574)
7/15/2013	1.37%	300,000	(1,706)
12/15/2013	1.31%	400,000	(3,773)
12/16/2013	1.26%	400,000	(3,602)
12/16/2013	1.28%	500,000	(4,581)
12/17/2013	1.32%	400,000	(3,838)
7/1/2014	1.72%	100,000	(2,049)
7/16/2014	1.73%	250,000	(5,309)
8/16/2014	1.35%	200,000	(3,246)
9/23/2014	1.31%	500,000	(8,167)
10/6/2014	1.17%	240,000	(3,405)
2/14/2015	2.15%	500,000	(18,564)
6/2/2016	1.94%	300,000	(14,320)
12/19/2016	1.43%	250,000	(7,996)
4/24/2017(g)	1.31%	500,000	(11,556)
7/13/2017	0.86%	750,000	(4,117)
9/6/2017	0.77%	250,000	33
9/6/2017	0.77%	250,000	26
9/6/2017	0.77%	500,000	(243)
11/29/2017(h)	0.87%	500,000	1,121
Interest Rate Swap Contracts (Cost, $0)		$7,490,000	$(97,395)
__________________
LEGEND

(a)	Securities or a portion of the securities are pledged as collateral for repurchase agreements, interest rate swap contracts or forward settling transactions.

(b)	The coupon rate shown on floating or adjustable rate securities represents the rate at December 31, 2012.

(c)	Percentage of net assets.

(d)	Zero coupon bond, rate shown represents purchase yield.

(e)	Comprised of investments that were individually less than 1% of net assets.

(f)	The Company’s interest rate swap contracts receive a floating rate set quarterly to three month LIBOR.

CYS INVESTMENTS, INC.
SCHEDULES OF INVESTMENTS - (Continued)
DECEMBER 31, 2012

(g)	The interest rate swap effective date is April 24, 2013 and does not accrue any income or expense until that date.

(h)	The interest rate swap effective date is November 29, 2013 and does not accrue any income or expense until that date.

See notes to financial statements.

CYS INVESTMENTS, INC.
SCHEDULES OF INVESTMENTS - (Continued)
DECEMBER 31, 2011

INVESTMENTS IN SECURITIES – UNITED STATES OF AMERICA

(In thousands)	Face Amount	Fair Value
Fixed Income Securities - 878.6% (c)
Mortgage Pass-Through Agency RMBS - 869.9% (c)
Fannie Mae Pools - 785.0% (c)
2.82%, due 3/1/2042(b)	$20,000	$20,627
2.84%, due 1/1/2042(b)	36,000	37,288
2.85%, due 1/1/2042(b)	16,000	16,575
2.88%, due 12/1/2041(b)	63,081	65,342
2.90%, due 2/1/2042(b)	50,000	51,750
2.94%, due 1/1/2042(b)	15,000	15,572
2.98%, due 10/1/2040(a)(b)	43,981	45,730
3.01%, due 1/1/2041(a)(b)	40,986	42,804
3.03%, due 12/1/2040(a)(b)	150,737	157,242
3.05%, due 9/1/2041(a)(b)	96,685	100,507
3.12%, due 1/1/2042(b)	50,000	52,016
3.17%, due 9/1/2041(a)(b)	39,736	41,366
3.18%, due 7/1/2041 - 1/1/2042(a)(b)	122,836	127,948
3.20%, due 6/1/2041(a)(b)	180,296	187,753
3.21%, due 11/1/2040(a)(b)	37,557	39,183
3.22%, due 7/1/2040(a)(b)	41,581	43,485
3.24%, due 3/1/2041 - 9/1/2041(a)(b)	128,760	134,063
3.25%, due 4/1/2041 - 10/1/2041(a)(b)	160,543	167,374
3.26%, due 11/1/2040 - 6/1/2041(a)(b)	156,276	162,966
3.28%, due 5/1/2041 - 9/1/2041(a)(b)	130,881	136,329
3.29%, due 6/1/2041(a)(b)	115,948	120,770
3.31%, due 6/1/2041 - 10/1/2041(a)(b)	178,858	186,304
3.36%, due 8/1/2041(a)(b)	31,291	32,620
3.37%, due 5/1/2041(a)(b)	22,685	23,661
3.39%, due 4/1/2041(a)(b)	98,819	102,905
3.40%, due 6/1/2041(a)(b)	109,987	114,549
3.50%, due 7/1/2021 (a)	272,115	284,948
3.50%, due 12/1/2025 - 1/1/2027(a)	2,337,971	2,446,851
3.55%, due 8/1/2040(a)(b)	37,780	39,569
3.56%, due 7/1/2040(a)(b)	13,746	14,405
3.57%, due 7/1/2040(a)(b)	16,592	17,388
3.58%, due 8/1/2040(a)(b)	37,002	38,791
3.60%, due 6/1/2041(a)(b)	64,248	67,400
3.62%, due 6/1/2041(a)(b)	62,636	65,703
3.68%, due 7/1/2040 - 8/1/2040(a)(b)	77,135	80,885
3.70%, due 5/1/2040 - 8/1/2040(a)(b)	41,395	43,567
3.73%, due 9/1/2039(a)(b)	25,442	26,734
3.81%, due 7/1/2040(a)(b)	33,941	35,739
3.95%, due 9/1/2039(a)(b)	14,578	15,410
3.97%, due 10/1/2039(a)(b)	30,165	31,831
4.00%, due 10/1/2024 - 6/1/2026(a)	1,689,232	1,783,467
4.00%, due 9/1/2030 - 12/1/2030(a)	392,940	415,235

CYS INVESTMENTS, INC.
SCHEDULES OF INVESTMENTS - (Continued)
DECEMBER 31, 2011

	Face Amount	Fair Value
4.50%, due 5/1/2023 - 3/1/2026(a)	$369,311	$393,873
4.50%, due 4/1/2030 - 11/1/2030(a)	158,827	169,867
5.00%, due 4/1/2041 - 5/1/2041(a)	239,747	259,123
Total Fannie Mae Pools	8,053,327	8,457,515
Freddie Mac Pools - 71.2% (c)
2.98%, due 9/1/2041(a)(b)	48,696	50,838
3.03%, due 9/1/2041(a)(b)	49,029	51,159
3.24%, due 12/1/2040 - 2/1/2041(a)(b)	81,729	85,245
3.25%, due 1/1/2041(a)(b)	46,017	48,037
3.27%, due 6/1/2041(a)(b)	45,131	46,984
3.42%, due 9/1/2041(a)(b)	48,337	50,535
3.50%, due 4/1/2026(a)	180,607	188,414
3.65%, due 6/1/2041(a)(b)	46,075	48,390
4.00%, due 10/1/2025(a)	57,327	60,183
4.50%, due 7/1/2024 - 5/1/2025(a)	129,517	137,334
Total Freddie Mac Pools	732,465	767,119
Ginnie Mae Pools - 13.7% (c)
3.50%, due 7/20/2040(a)(b)	78,468	82,891
3.50%, due 7/20/2040(a)(b)	44,331	46,830
4.00%, due 1/20/2040(a)(b)	17,026	18,099
Total Ginnie Mae Pools	139,825	147,820
Total Mortgage Pass-Through Agency RMBS (Cost - $9,148,730)	8,925,617	9,372,454
U.S. Treasury Bills - 7.0% (c)
0.06%, due 2/9/2012(d)	75,000	74,999
Total U.S. Treasury Bills (Cost - $74,995)	75,000	74,999
Other investments (Cost - $15,318)(e) - 1.7%(c)	27,944	18,675
Total Investments in Securities (Cost - $9,239,043)	$9,028,561	$9,466,128

Interest Rate Cap Contracts - 0.6%(c)
Expiration	Cap Rate	Notional Amount	Fair Value
12/30/2014	2.07%	$200,000	$656
10/15/2015	1.43%	300,000	3,062
11/8/2015	1.36%	200,000	2,248
Total Interest Rate Cap Contracts (Cost, $13,722)		$700,000	$5,966

CYS INVESTMENTS, INC.
SCHEDULES OF INVESTMENTS - (Continued)
DECEMBER 31, 2011

Interest Rate Swap Contracts - (7.4%)(c)(f)
Expiration	Pay Rate	Notional Amount	Fair Value
5/26/2013	1.60%	$100,000	$(1,266)
6/30/2013	1.38%	300,000	(3,000)
7/15/2013	1.37%	300,000	(3,034)
12/15/2013	1.31%	400,000	(4,587)
12/16/2013	1.26%	400,000	(4,230)
12/16/2013	1.28%	500,000	(5,421)
12/17/2013	1.32%	400,000	(4,695)
7/1/2014	1.72%	100,000	(2,375)
7/16/2014	1.73%	250,000	(6,149)
8/16/2014	1.35%	200,000	(3,059)
9/23/2014	1.31%	500,000	(7,115)
10/6/2014	1.17%	240,000	(2,520)
2/14/2015	2.15%	500,000	(20,274)
6/2/2016	1.94%	300,000	(11,027)
12/19/2016(g)	1.43%	250,000	(724)
Interest Rate Swap Contracts (Cost, $0)		$4,740,000	$(79,476)
 __________________
LEGEND

(a)	Securities or a portion of the securities are pledged as collateral for repurchase agreements or interest rate swap contracts.

(b)	The coupon rate shown on floating or adjustable rate securities represents the rate at December 31, 2011.

(c)	Percentage of net assets.

(d)	Zero coupon bond, rate shown represents purchase yield.

(e)	Comprised of investments that were individually less than 1% of net assets.

(f)	The Company’s interest rate swap contracts receive a floating rate set quarterly to three month LIBOR.

(g)	The interest rate swap effective date was December 19, 2012 and did not accrue any income or expense until that date.

See notes to financial statements.

CYS INVESTMENTS, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share numbers)	2012	2011	2010
INVESTMENT INCOME:
Interest income from Agency RMBS	$288,960	$228,768	$72,703
Other income	4,366	4,129	2,836
Total investment income	293,326	232,897	75,539
EXPENSES:
Interest	44,117	18,789	5,056
Management fees	—	8,442	6,088
Compensation and benefits	12,264	7,837	1,459
General, administrative and other	8,261	6,910	2,914
Total expenses	64,642	41,978	15,517
Net investment income	228,684	190,919	60,022
GAINS AND (LOSSES) FROM INVESTMENTS:
Net realized gain (loss) on investments	203,846	35,756	6,115
Net unrealized appreciation (depreciation) on investments	23,023	225,660	(4,832)
Net gain (loss) from investments	226,869	261,416	1,283
GAINS AND (LOSSES) FROM SWAP AND CAP CONTRACTS:
Net swap and cap interest income (expense)	(60,776)	(55,487)	(18,563)
Net gain (loss) on termination of swap contracts	—	(4,903)	(36,925)
Net unrealized appreciation (depreciation) on swap and cap contracts	(21,990)	(100,012)	16,573
Net gain (loss) from swap and cap contracts	(82,766)	(160,402)	(38,915)
NET INCOME	$372,787	$291,933	$22,390
DIVIDEND ON PREFERRED SHARES	(2,405)	—	—
NET INCOME AVAILABLE TO COMMON SHARES	$370,382	$291,933	$22,390
NET INCOME PER COMMON SHARE BASIC & DILUTED	$2.64	$3.66	$0.73
See notes to financial statements.

CYS INVESTMENTS, INC.
STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31,
(In thousands)	2012	2011	2010
Net income:
Net investment income	$228,684	$190,919	$60,022
Net realized gain (loss) on investments	203,846	35,756	6,115
Net unrealized appreciation (depreciation) on investments	23,023	225,660	(4,832)
Net gain (loss) on swap and cap contracts	(82,766)	(160,402)	(38,915)
Net income	372,787	291,933	22,390
Dividend on preferred shares	(2,405)	—	—
Net income available to common shares	370,382	291,933	22,390
Capital transactions:
Net proceeds from issuance of common stock	1,236,807	275,898	488,951
Net proceeds from issuance of preferred stock	72,369	—	—
Distributions on common shares	(357,188)	(162,455)	(29,861)
Tax return of capital distributions	—	(23,520)	(36,891)
Amortization of share based compensation	2,834	5,263	1,459
Increase in net assets from capital transactions	954,822	95,186	423,658
Total increase in net assets	1,325,204	387,119	446,048
Net assets:
Beginning of period	1,077,458	690,339	244,291
End of period	$2,402,662	$1,077,458	$690,339
See notes to financial statements.

CYS INVESTMENTS, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$372,787	$291,933	$22,390
Adjustments to reconcile net income to net cash used in operating activities:
Purchase of investment securities	(33,654,947)	(7,093,540)	(6,612,956)
Premium paid on interest rate caps	(133,483)	—	(18,595)
Proceeds from disposition of investment securities	19,484,757	2,769,867	1,587,025
Proceeds from paydowns of investment securities	2,889,821	1,406,114	540,531
Amortization of share based compensation	2,834	5,263	1,459
Amortization of premiums and discounts on investment securities	111,647	43,895	8,885
Amortization of premiums on interest rate cap contracts	12,390	3,838	1,035
Net realized (gain) loss on investments	(203,846)	(35,756)	(6,115)
Net unrealized (appreciation) depreciation on investments	(23,023)	(225,660)	4,832
Net unrealized (appreciation) depreciation on swap and cap contracts	21,990	100,012	(16,573)
Change in assets and liabilities:
Receivable for securities sold and principal repayments	(4,793)	(5,550)	2,725
Interest receivable	(18,743)	(11,632)	(9,296)
Other assets	264	(661)	(117)
Payable for securities purchased	4,052,199	(1,771,099)	2,004,562
Accrued interest payable	13,246	6,205	6,025
Related party management fee payable	—	(800)	443
Accrued expenses and other liabilities	(955)	675	342
Payable for cash received as collateral	28,910	—	—
Net cash used in operating activities	(7,048,945)	(4,516,896)	(2,483,398)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	79,752,751	43,998,829	16,389,071
Repayments of repurchase agreements	(73,652,258)	(39,561,858)	(14,317,936)
Net proceeds from issuance of common stock	1,236,807	275,884	489,740
Net proceeds from issuance of preferred stock	72,369	—	—
Offering costs paid	—	—	(789)
Distributions paid	(358,350)	(185,961)	(77,068)
Net cash provided by financing activities	7,051,319	4,526,894	2,483,018
Net increase (decrease) in cash and cash equivalents	2,374	9,998	(380)
CASH AND CASH EQUIVALENTS - Beginning of period	11,508	1,510	1,890
CASH AND CASH EQUIVALENTS - End of period	$13,882	$11,508	$1,510
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$92,322	$70,691	$19,728
SUPPLEMENTAL DISCLOSURES OF NONCASH FLOW INFORMATION:
Distributions declared, not yet paid	$1,243	$—	$—
Reinvestment of distributions on common shares	$1,294	$14	$9
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
Since March 2008, the Company has primarily purchased residential mortgage-backed securities that are issued and the principal and interest of which are guaranteed by a federally chartered corporation (“Agency RMBS”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government such as the Government National Mortgage Association (“Ginnie Mae”), or U.S. Treasuries securities. On December 10, 2012 the Company's board of directors amended and restated its investment guidelines to permit the company to invest in (i) Agency RMBS, (ii) collateralized mortgage obligations issued by a government agency or government-sponsored entity that are collateralized by Agency RMBS, (iii) debt securities issued by a the United States Department of Treasury U.S. Treasury Securities or a government sponsored entity that is not backed by collateral but, in the case of government agencies, is backed by the full faith and credit of the U.S. government, and, in the case of government sponsored entities, is backed by the integrity and creditworthiness of the issuer (“US Agency Debentures”).
    The Company’s common stock and Series A Cumulative Redeemable Preferred Stock, $25.00 liquidation preference (the "Series A Preferred Stock"), trade on the New York Stock Exchange under the symbols “CYS” and "CYS PrA," respectively.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include, but are not limited to, investment valuation. Actual results could differ from those management estimates.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash held in banks and highly liquid investments with original maturities of three months or less. Interest income earned on cash and cash equivalents is recorded in other income.
Interest Rate Swap and Cap Contracts
The Company utilizes interest rate swaps and caps to hedge the interest rate risk associated with the financing of its portfolio. Specifically, the Company seeks to hedge the exposure to potential interest rate mismatches between the interest earned on investments and the borrowing costs caused by fluctuations in short term interest rates. In a simple interest rate swap, one investor pays a floating rate of interest on a notional principal amount and receives a fixed rate of interest on the same notional principal amount for a specified period of time. Alternatively, an investor may pay a fixed rate and receive a floating rate. In a simple interest rate cap, one investor pays a premium for a notional principal amount based on a capped interest rate (the “cap rate”). If the floating interest rate (the “floating rate”) exceeds the cap rate, the investor receives a payment from the cap counterparty equal to the difference between the floating rate and the cap rate on the same notional principal amount for a specified period of time. Alternatively, an investor may receive a premium and pay the difference in the cap rate and floating rate.
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
The Company is exposed to credit loss in the event of nonperformance by the counterparty to the swap or cap limited to the amount of collateral posted that exceeds the fair value of the contract. However, as of December 31, 2012 and 2011, the Company did not anticipate nonperformance by any counterparty. Should interest rates move unexpectedly, the Company may not achieve the anticipated benefits of the interest rate swap or cap and may realize a loss.
Investment Valuation
The Company has established a pricing committee responsible for establishing valuation policies and procedures as well as approving valuations on a monthly basis at a pricing meeting. The pricing committee is made up of individuals from the accounting team, the investment team and senior management.
Agency RMBS are securities are generally valued with level two inputs on the basis of valuations provided by third party pricing services, as derived from such services’ pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and asked prices, broker quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security.
U.S. Treasury securities are generally valued with level one inputs on the basis of valuations provided by third party pricing services, as derived from such services’ pricing models. Inputs to the models generally include reported trades of the same securities.
Interest rate swaps and caps are generally valued with level two inputs using valuations provided by broker quotations. Such broker quotations are based on the present value of fixed and projected floating rate cash flows over the term of the swap contract. Future cash flows are discounted to their present value using swap rates provided by electronic data services or brokers.
Other investments is comprised of collateralized loan obligations ("CLOs") and real estate assets. CLOs are generally valued with level three inputs using valuations provided by broker quotations, as derived from such brokers’ pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and asked prices, prices or yields of securities with similar characteristics, default rates, recovery rates, prepayment rates, reinvestment rates, and information pertaining to the issuer, as well as industry and economic events.
Fair values of long-lived assets, including real estate, are valued using level three inputs primarily derived internally based on discounted cash flow estimates which reflect current and projected lease profiles and available industry information about capitalization rates and expected trends in rents and occupancy.
All valuations received from third party pricing services or broker quotes are non-binding. The Company does not adjust any of the prices received from third party pricing services or brokers, and all prices are reviewed by the Company. This review includes comparisons of similar market transactions, alternative third party pricing services and broker quotes, or comparisons to a pricing model. To support the proper fair value hierarchy, the Company reviews the third party pricing service’s methodology to understand level of observability of the inputs being used.
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
Forward Settling Transactions
The Company may engage in forward settling transactions. The Company records forward settling transactions on the trade date and maintains security positions such that sufficient liquid assets will be available to make payment on the settlement date for the securities purchased. Securities purchased on a forward settling basis are carried at fair value and begin earning interest on the settlement date. Losses may occur on these transactions due to changes in market conditions or the failure of counterparties to perform under the contract. Among other forward settling transactions, the Company may transact in to-be-announced securities (“TBAs”). As with other forward settling transactions, a seller agrees to issue TBAs at a future date. However, the seller does not specify the particular securities to be delivered. Instead, the Company agrees to accept any security that meets specified terms such as issuer, interest rate and terms of underlying mortgages. The Company records TBAs on the trade date utilizing information associated with the specified terms of the transaction as opposed to the specific mortgages. TBAs are carried at fair value and begin earning interest on the settlement date. Losses may occur due to the fact that the actual underlying mortgages received may be less favorable than those anticipated by the Company. As of December 31, 2012 and 2011 the Company had pledged Agency RMBS with a fair value of $10.4 million and $0, respectively, on its open forward settling transactions.
Repurchase Agreements
Repurchase agreements are secured borrowings that are collateralized by the Company’s Agency RMBS and are carried at their amortized cost, which approximates their fair value due to their short term nature, generally 30-90 days. The Company’s repurchase agreement counterparties are large institutional dealers in fixed income securities. Collateral is valued daily and counterparties may require additional collateral when appropriate. Counterparties have the right to sell or repledge collateral pledged for repurchase agreements, however they are required to return collateral that is the same or substantially similar to the original collateral.
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
Reclassification and Presentation
The statements of operations for the years ended December 31, 2011 and 2010 had previously provided combined disclosure of investment income - interest income which was expanded as interest income from Agency RMBS and other income in the presentation herein. The statements of operations for the year ended December 31, 2010 had previously provided separate disclosure of related party management compensation which included the expense relating to restricted common stock granted to non-employees (prior to the Internalization). The related party management compensation for the year ended December 31, 2010 of $1,459,445 was reclassified to compensation and benefits in the presentation herein. The statements of changes in net assets and statements of cash flows for the years ended December 31, 2010 had previously provided separate disclosure of amortization of related party management compensation which included the expense relating to restricted common stock granted to non-employees (prior to the Internalization). The amortization of related party management compensation for the years ended December 31, 2010 of $1,459,445 was reclassified to amortization of share based compensation in the presentation herein. The statements of cash flows for the year ended December 31, 2010 had previously provided separate disclosure of net loss on paydowns of $8,025,593, which is now included in amortization of premiums on investment securities. The schedule of investments as of December 31, 2011 had previously provided a listing of the Company's CLOs for the period. These CLOs were individually less than 1% of net assets as of December 31, 2011. In accordance with ASC 946 the Company has combined them into other investments.
Compensation and Benefits
Included in the Company’s compensation and benefits are salaries, incentive compensation, benefits, share based compensation and the expense relating to restricted common stock granted to non-employees (prior to the Internalization). The

Company accounts for share based compensation using the fair value based methodology prescribed by ASC 718, Share Based Payment (“ASC 718”). Compensation cost related to restricted common stock issued is measured at its estimated fair value at the grant date and recognized as expense over the vesting period. Prior to the Internalization, compensation cost related to restricted common stock and common stock options issued to the Company’s executive officers, certain employees of its Manager and its sub-advisors and other individuals who provided services to the Company, was initially measured at estimated fair value at the grant date and was remeasured on subsequent dates to the extent the awards were unvested.
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
Recent Accounting Pronouncements
In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (Topic 210), Balance Sheet. The update addresses implementation issues about ASU 2011-11 and applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The guidance is effective January 1, 2013 and is to be applied retrospectively. This guidance does not amend when the Company currently offsets its derivative positions. As a result, the Company does not expect this guidance to have a material effect on its financial statements.
In October 2011, the FASB issued a proposed ASU 2011-20, Financial Services-Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2011-20”), which would amend the criteria in ASC Topic 946 on Investment Companies (“ASC 946”) for determining whether an entity qualifies as an investment company. As proposed, ASU 2011-20 would affect the measurement, presentation and disclosure requirements for Investment Companies, as defined, amend the investment company definition in ASC 946, and remove the current exemption for real estate investment trusts from this topic. If the current exemption for real estate investments trusts is upheld, this proposal may result in a material modification to the presentation of the Company’s financial statements. The Company is monitoring developments related to this proposal and is evaluating the effects it would have on its financial statements.

3. EARNINGS PER SHARE
Components of the computation of basic and diluted EPS were as follows (in thousands, except per share numbers):

	Years Ended December 31,
	2012	2011	2010
Net income	$372,787	$291,933	$22,390
Less dividend on preferred shares	(2,405)	—	—
Net income available to common shares	370,382	291,933	22,390
Less dividends paid:
Common shares	(355,548)	(184,383)	(65,260)
Unvested shares	(1,640)	(1,592)	(1,492)
Undistributed earnings	13,194	105,958	(44,362)
Basic weighted average shares outstanding:
Common shares	139,651	78,992	28,440
Basic earnings per common share:
Distributed earnings	$2.55	$2.33	$2.29
Undistributed earnings	0.09	1.33	(1.56)
Basic earnings per common share	$2.64	$3.66	$0.73
Diluted weighted average shares outstanding:
Common shares	139,651	78,992	28,440
Net effect of dilutive warrants (1)	—	1	10
	139,651	78,993	28,450
Diluted earnings per common share:
Distributed earnings	$2.55	$2.33	$2.29
Undistributed earnings	0.09	1.33	(1.56)
Diluted earnings per common share	$2.64	$3.66	$0.73

__________________

(1)
For the year ended December 31, 2012, 2011 and 2010, the Company had an aggregate of 131,088 stock options outstanding with a weighted average exercise price of $30.00 that were not included in the calculation of EPS, as their inclusion would have been anti-dilutive. These instruments may have a dilutive impact on future EPS.

4. INVESTMENTS IN SECURITIES AND INTEREST RATE SWAP AND CAP CONTRACTS AND OTHER ASSETS
The Company’s valuation techniques use observable and unobservable inputs. Observable inputs reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Company, while unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances. ASC 820, Fair Value Measurements, classifies these inputs into the following hierarchy:
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
Excluded from the tables below are financial instruments carried on the accompanying financial statements at cost basis, which is deemed to approximate fair value, primarily due to the short duration of these instruments, including cash and cash equivalents, receivables, payables and borrowings under repurchase arrangements with initial terms of 120 days or less. As of December 31, 2012 and 2011, the fair value of these instruments is determined using level two inputs. There were no transfers between Level 1 and Level 2 during 2012 and 2011. The following tables provide a summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012 and 2011 (in thousands):

December 31, 2012	Fair Value Measurements Using
Assets	Level 1	Level 2	Level 3	Total
Agency RMBS	$—	$20,804,143	$—	$20,804,143
U.S. Treasury Bills	37,999	—	—	37,999
Other investments	—	—	19,576	19,576
Interest rate swap contracts	—	1,180	—	1,180
Interest rate cap contracts	—	122,989	—	122,989
Total	$37,999	$20,928,312	$19,576	$20,985,887
Liabilities
Interest rate swap contracts	$—	$98,575	$—	$98,575

December 31, 2011	Fair Value Measurements Using
Assets	Level 1	Level 2	Level 3	Total
Agency RMBS	$—	$9,372,454	$—	$9,372,454
U.S. Treasury Bills	74,999	—	—	74,999
Other investments	—	—	18,675	18,675
Interest rate cap contracts	—	5,966	—	5,966
Total	$74,999	$9,378,420	$18,675	$9,472,094
Liabilities
Interest rate swap contracts	$—	$79,476	$—	$79,476
Other investments is comprised of CLOs and real estate assets. The table below presents a reconciliation of changes in other investments classified as Level 3 in the Company’s financial statements for the year ended December 31, 2012 and 2011. A discussion of the method of fair valuing these assets is included above in “Investment Valuation.” CLOs are generally valued using valuations provided by broker quotations. The Company validates the broker quotations using internal discounted cash flow models. The significant unobservable inputs used in the fair value measurement of the Company’s CLOs are prepayment rates, probability of default, and recovery rate in the event of default. Significant changes in any of those inputs in isolation would result in a materially different fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity upon default and a directionally opposite change in the assumption used for prepayment rates. The weighted average inputs to the models were:

As of December 31,	Constant Prepayment Rate	Default Rate	Recovery Rate	Recovery Lag
2012	20%	2%	69%	6 Months
2011	20%	2%	60%	6 Months
Fair values of real estate assets are valued based on discounted cash flow models. The significant unobservable input used in the fair value measurement is capitalization rates, which the Company estimated to be between 4% and 5% at December 31, 2012.
Fair Value Reconciliation, Level 3
(in thousands)

	Year Ended December 31,
	2012	2011
Other investments
Beginning balance level 3 assets	$18,675	$20,478
Cash payments recorded as a reduction of cost basis	(3,464)	4,062
Change in net unrealized appreciation (depreciation)	3,364	(995)
Net purchases (sales)	(1,698)	(4,870)
Net gain (loss) on sales	2,699	—
Transfers into (out of) level 3	—	—
Ending balance level 3 assets	$19,576	$18,675

The Agency RMBS portfolio consisted of Agency RMBS as follows:

December 31, 2012	Par Value	Fair Value	Weighted Average
Asset Type	(in thousands)		Cost/Par	Fair Value/Par	MTR(1)		Coupon	CPR(2)
10 Year Fixed Rate	$207,091	$219,747	$103.60	$106.11	N/A		3.50%	19.4%
15 Year Fixed Rate	11,092,374	11,717,136	104.32	105.63	N/A		3.05%	16.1%
20 Year Fixed Rate	1,087,835	1,148,932	104.96	105.62	N/A		3.17%	10.1%
30 Year Fixed Rate	3,571,692	3,817,488	105.78	106.88	N/A		3.59%	8.9%
Hybrid ARMs	3,722,510	3,900,840	103.54	104.79	74.3		2.71%	19.1%
Total/Weighted Average	$19,681,502	$20,804,143	$104.47	$105.70	74.3	(3)	3.10%	15.8%

December 31, 2011	Par Value	Fair Value	Weighted Average
Asset Type	(in thousands)		Cost/Par	Fair Value/Par	MTR(1)		Coupon	CPR(2)
10 Year Fixed Rate	$272,115	$284,948	$103.96	$104.72	N/A		3.50%	13.6%
15 Year Fixed Rate	4,763,965	5,010,121	102.53	105.17	N/A		3.79%	17.8%
20 Year Fixed Rate	551,766	585,103	102.32	106.04	N/A		4.14%	28.1%
30 Year Fixed Rate	239,747	259,123	103.09	108.08	N/A		5.00%	26.3%
Hybrid ARMs	3,098,024	3,233,159	102.31	104.36	64.0		3.29%	20.3%
Total/Weighted Average	$8,925,617	$9,372,454	$102.50	$105.01	64.0	(3)	3.66%	19.5%
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
As of December 31, 2012 and 2011, the Company’s Agency RMBS were purchased at a net premium to their par value with approximately $879.6 million and $223.5 million, respectively, of unamortized premium included in their cost basis. This is due to the average interest rates on these investments being higher than prevailing market rates. The Company does not estimate prepayments when calculating the yield to maturity. During the years ended December 31, 2012, 2011 and 2010 the Company recorded $92.5 million, $36.5 million and $8.0 million, respectively, as net amortization of premium as a result prepayments.
Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of December 31, 2012 and 2011, the average final contractual maturity of the Company’s Agency RMBS portfolio is in year 2033 and 2031, respectively.
In order to mitigate its interest rate exposure, the Company enters into interest rate swap and cap contracts. The Company had the following activity in interest rate swap and cap transactions during the years ended December 31, 2012 and 2011 (in thousands):

Year Ended December 31, 2012			Year Ended December 31, 2011
Trade Date	Transaction	Notional	Trade Date	Transaction	Notional
April 2012	Opened	$500,000	February 2011	Opened	$500,000
May 2012	Opened	600,000	March 2011	Opened	250,000
June 2012	Opened	600,000	May 2011	Terminated	(300,000)
July 2012	Opened	2,250,000	May 2011	Opened	600,000
September 2012	Opened	1,000,000	October 2011	Terminated	(250,000)
November 2012	Opened	500,000	December 2011	Opened	250,000
Net Increase		$5,450,000	Net Increase		$1,050,000
As of December 31, 2012 and 2011, the Company had pledged Agency RMBS and U.S Treasury securities with a fair value of $127.6 million and $127.9 million, respectively, as collateral on interest rate swap and cap contracts. In addition, the Company had Agency RMBS and U.S. Treasuries of $18.4 million and cash of $28.9 million pledged to it as collateral for its interest rate cap contracts as of December 31, 2012. The Company did not have any collateral pledged to it as of December 31, 2011. Below is a summary of our interest rate swap and cap contracts open as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 (in thousands):

Derivatives not designated as hedging instruments under ASC 815(a)
Interest Rate Swap Contracts	Notional Amount	Fair Value	Statement of Assets and Liabilities Location
December 31, 2012	$6,490,000	$(98,575)	Liabilities
December 31, 2012	1,000,000	1,180	Assets
December 31, 2011	4,740,000	(79,476)	Liabilities

Interest Rate Cap Contracts	Notional Amount	Fair Value	Statement of Assets and Liabilities Location
December 31, 2012	$3,400,000	$122,989	Assets
December 31, 2011	700,000	5,966	Assets

		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments Under ASC 815(a)	Location of Gain or (Loss) Recognized in Income on Derivative	Year Ended December 31,
		2012	2011	2010
Interest rate swap and cap contracts	Net gain (loss) from swap and cap contracts	$(82,766)	$(160,402)	$(38,915)
__________________

(a)	See note 2 for additional information on the Company’s purpose for entering into interest rate swaps and caps and the decision not to designate them as hedging instruments.
Credit Risk
At December 31, 2012 and 2011, the Company continued to have minimal exposure to credit losses on its mortgage assets by owning principally Agency RMBS. The payment of principal and interest on Agency RMBS is guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the United States government. While it is hoped that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy their guarantees of Agency RMBS.
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
The Company’s other investments do not have the backing of Fannie Mae, Freddie Mac or Ginnie Mae.
5. BORROWINGS

The Company leverages its Agency RMBS portfolio through the use of repurchase agreements. Each of the borrowing vehicles used by the Company bears interest at floating rates based on a spread above or below LIBOR. The fair value of borrowings under repurchase agreements approximates their carrying amount due to the short term nature of these financial instruments.
Certain information with respect to the Company’s borrowings is summarized in the following tables. Each of the borrowings listed is contractually due in one year or less (dollars in thousands).

December 31, 2012
Outstanding repurchase agreements	$13,981,307
Interest accrued thereon	$11,717
Weighted average borrowing rate	0.48%
Weighted average remaining maturity (in days)	19.6
Fair value of the collateral(1)	$14,693,645

December 31, 2011
Outstanding repurchase agreements	$7,880,814
Interest accrued thereon	$3,747
Weighted average borrowing rate	0.36%
Weighted average remaining maturity (in days)	27.6
Fair value of the collateral(1)	$8,284,423
 __________________

(1)	Collateral for repurchase agreements consists of Agency RMBS and U.S. Treasury securities.
At December 31, 2012 and 2011, the Company did not have any borrowings under repurchase agreements where the amount at risk exceeded 10% of net assets. The amount at risk is defined as the fair value of pledged securities plus accrued interest income, minus the sum of repurchase agreement liabilities and accrued interest expense divided by net assets.
6. SHARE CAPITAL
The Company has authorized 500,000,000 shares of common stock having par value of $0.01 per share. As of December 31, 2012 and 2011, the Company had issued and outstanding 174,924,149 and 82,753,036 shares of common stock, respectively.
The Company has authorized 50,000,000 shares of preferred stock having a par value of $0.01 per share. As of December 31, 2012, 3,000,000 shares of 7.75% Series A Preferred Stock ($25.00 liquidation preference) were issued and outstanding. The Series A Preferred Stock will not be redeemable before August 3, 2017, except under circumstances where it is necessary to preserve the Company's qualification as a REIT, for federal income tax purposes and the occurrence of certain change of control transactions. On or after August 3, 2017, the Company may, at its option, redeem any or all of the shares of the Series A Preferred Stock at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the redemption date. The Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. As of December 31, 2011, no such shares were issued or outstanding.
The Company’s common and preferred stock transactions during the year ended December 31, 2012 and 2011 are as follows (in thousands):

	Year Ended December 31, 2012		Year Ended December 31, 2011
Common stock	Shares	Amount	Shares	Amount
Common shares sold in public offerings or issued as restricted common stock	92,113	$1,238,801	23,205	$281,185
Shares issued in reinvestment of distributions	96	1,294	1	13
Shares canceled	(38)	(453)	(4)	(37)
Net increase	92,171	$1,239,642	23,202	$281,161
Preferred stock
Preferred shares sold in public offerings	3,000	$72,369	—	$—
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
On August 3, 2012, the Company closed a public offering of 3,000,000 shares of its Series A Preferred Stock, liquidation preference of $25.00 per share, for total net proceeds of approximately $72.4 million, after the underwriting discount and commissions and expenses.
Dividend Reinvestment and Direct Stock Purchase Plan (“DSPP”)
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of common stock by reinvesting some or all of the cash dividends received on shares of common stock. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. For the year ended December 31, 2012 and 2011, the Company issued 5,327,661 and 9,192 shares under the plan, respectively, raising approximately $74.0 million and $0.1 million of net proceeds, respectively. As of December 31, 2012 and 2011, there were approximately 4.1 million and 9.4 million shares, respectively, available for issuance under this plan.
Restricted Common Stock Awards
Refer to note 8—"Stock Options and Restricted Common Stock" for a summary of restricted common stock granted to certain of its directors, officers and employees for the years ended December 31, 2012, 2011 and 2010.
Equity Placement Program (“EPP”)
On June 7, 2011, the Company entered into a sales agreement with JMP Securities LLC whereby the Company may, from time to time, publicly offer and sell up to 15.0 million shares of the Company’s common stock through at-the-market transactions and/or privately negotiated transactions. For the year ended December 31, 2012, the Company issued 11,918,553 shares under the plan raising approximately $164.3 million of net proceeds. The Company didn't issue any shares under the plan for the year ended December 31, 2011. As of December 31, 2012 and 2011, approximately 3.1 million and 15.0 million shares of common stock, respectively, remained available for issuance and sale under the sales agreement.
7. INCENTIVE COMPENSATION PLAN
The Company has adopted Incentive Compensation Plans in both 2012 ("2012 Plan") and 2011 ("2011 Plan") (collective, the "Bonus Plans"). Pursuant to the Bonus Plans the Company pays discretionary bonus awards (“Bonus Awards”) to eligible employees. Bonus Awards are paid annually, and the Company made cash awards for 2012 in December 2012. The amount of each employee’s Bonus Award is calculated at the discretion of the Compensation Committee of the board of directors (the “Compensation Committee”) after consideration of the Company’s performance, the employee’s bonus target and performance for the applicable fiscal year and the Bonus Pool (as defined in the Bonus Plans) made available for Bonus Awards for the applicable fiscal year. The Compensation Committee has discretion to determine the total amount to be distributed from the Bonus Pool, and, subject to certain restrictions under the Bonus Plans, it also has discretion to determine what portion of each award will be paid in cash and what portion of each award will be paid in shares of restricted common stock of the Company.
For the year ended December 31, 2012, the Compensation Committee elected to award the Company’s employees an aggregate of $8.5 million in Bonus Awards under the 2012 Plan. Approximately $4.6 million of the aggregate Bonus Award amount was paid in cash in 2012 and was accrued during the fiscal year ended December 31, 2012. The remaining $3.9 million will be paid in shares of restricted common stock to be granted in 2013, with $3.7 million and $0.2 million vesting over a five year and three year period, respectively. For the period from September 1, 2011 to December 31, 2011, the Compensation Committee elected to award the Company’s employees an aggregate of $2.5 million in Bonus Awards under the 2011 Plan. Approximately $0.5 million of the aggregate Bonus Award amount was paid in cash in 2012 and was accrued during the fiscal year ended December 31, 2011. The remaining $2.0 million was paid in shares of restricted common stock granted in 2012, with $0.1 million and $1.9 million vesting over a three year and five year period, respectively.

8. STOCK OPTIONS AND RESTRICTED COMMON STOCK
The Company has adopted a stock incentive plan (the “2006 Stock Incentive Plan”) that provides for the grant of non-qualified common stock options, stock appreciation rights, restricted common stock and other share based awards. As of December 31, 2012 the Company has only granted qualified common stock options and restricted common stock. The

Compensation Committee administers the plan. Awards under the 2006 Stock Incentive Plan may be granted to the Company’s directors, executive officers and employees and other service providers.
The exercise price for any stock option granted under the 2006 Stock Incentive Plan may not be less than 100% of the fair value of the shares of common stock at the time the common stock option is granted. Each common stock option must terminate no later than ten years from the date it is granted. New shares will be issued on the exercise of any option.
The 2006 Stock Incentive Plan authorizes a total of 3,333,333 shares that may be used to satisfy awards under the plan. As of December 31, 2012 and 2011 the remaining shares to be granted under the 2006 Stock Incentive Plan were 1,709,064 and 1,883,963, respectively.
Restricted common stock granted to certain directors vests over a one-year period. A description of the vesting schedules for restricted common stock granted to the Company's executive officers and employees is included in note 7—"Incentive Compensation Plan". The following table summarizes restricted common stock transactions for the years ended December 31, 2012, 2011 and 2010:

Years ended December 31, 2010, 2011 and 2012	Officers and Employees(1)	Directors	Total
Unvested Restricted Common Stock as of December 31, 2009	538,000	14,988	552,988
Granted (Weighted average grant date fair value $13.35)	300,000	22,356	322,356
Vested	(83,999)	(14,988)	(98,987)
Unvested Restricted Common Stock as of December 31, 2010	754,001	22,356	776,357
Granted (Weighted average grant date fair value $13.21)	150,000	34,446	184,446
Canceled/Forfeited	(3,917)	—	(3,917)
Vested	(355,414)	(28,356)	(383,770)
Unvested Restricted Common Stock as of December 31, 2011	544,670	28,446	573,116
Granted (Weighted average grant date fair value $13.38)	181,618	31,668	213,286
Canceled/Forfeited	(38,387)	—	(38,387)
Vested	(113,781)	(28,446)	(142,227)
Unvested Restricted Common Stock as of December 31, 2012	574,120	31,668	605,788
______________

(1)	Include grants to the Company’s executive officers and certain officers and employees of the Manager prior to Internalization.

Unrecognized compensation cost related to unvested restricted common stock granted as of December 31, 2012 and 2011 was $7.1 million and $7.1 million, respectively. The total fair value of restricted common stock awards vested during the years ended December 31, 2012, 2011 and 2010 were $2.3 million, $5.1 million and $1.2 million, respectively, based upon the fair market value of the Company’s common stock on the vesting date.
There were no common stock options granted during the years ended December 31, 2012, 2011 and 2010. As of December 31, 2012 and 2011, there were 131,088 options outstanding, all of which were vested and exercisable, with a weighted average exercise price of $30.00, expiration date of February 2016 and fair value of $0.00 per option.
The components of share based compensation expense for each period were as follows (in thousands):

	Years ended December 31,
	2012	2011	2010
Restricted shares granted to officers and employees(1)	$2,440	$4,848	$1,185
Restricted shares granted to certain directors	394	415	274
Total shared based compensation expense	$2,834	$5,263	$1,459
_________

(1)	Includes grants to employees of the Company’s manager prior to the Internalization.

9. MANAGEMENT AGREEMENT AND RELATED PARTY TRANSACTIONS
On September 1, 2011, the Company acquired certain assets and entered into agreements to effect the Internalization. Prior to the Internalization, the Company had been managed by the Manager pursuant to the Management Agreement. The

Manager had entered into sub-advisory agreements with Sharpridge and an affiliate of The Cypress Group, pursuant to which the Manager was provided with all of the resources and assets used to operate the Company’s business and manage the Company’s assets. In connection with the completion of the Internalization, the Management Agreement, sub-advisory agreements and other ancillary agreements related thereto were terminated. No termination fee was incurred or paid as a result of terminating those agreements.
The Management Agreement provided, among other things, that the Company pay to the Manager, in exchange for managing the day-to-day operations of the Company, certain fees and reimbursements, consisting of a base management fee and reimbursement for out-of-pocket and certain other costs incurred by the Manager and on behalf of the Company. The base management fee, which was paid monthly, was equal to 1/12 of (A) 1.50% of the first $250,000,000 of Net Assets (as defined in the Management Agreement), (B) 1.25% of such Net Assets that are greater than $250,000,000 and less than or equal to $500,000,000, and (C) 1.00% of such Net Assets that are greater than $500,000,000. The Company was also required to reimburse the Manager for its pro-rata portion of rent, utilities, legal and investment services, market information systems and research publications and materials. In addition, the Company recognized share based compensation expense related to common stock options and restricted common stock granted to the Company’s executive officers and affiliates of the Manager, which is included in compensation and benefits on the statement of operations.
For the years ended December 31, 2011 and 2010 the Company incurred the following in base management fees and expense reimbursement (in thousands):

	Years ended December 31,
	2011*	2010
Base Management Fees	$7,835	$5,469
Expense Reimbursement	607	619
Total	$8,442	$6,088
________
* Expenses were only incurred during the period from January 1, 2011 to August 31, 2011.

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
Book/tax differences primarily relate to amortization of realized losses on swaps, share based compensation expense and unrealized appreciation (depreciation) on investments and interest rate swaps and caps.
The tax character of the common and preferred distributions declared to shareholders in 2012 of $2.37 and $0.3875 , respectively, is estimated to be $1.59 and $0.2592 ordinary income, $0.78 and $0.1283 as capital gain, respectively.
The estimated federal tax cost and the tax basis components of distributable earnings were as follows (in thousands):

As of December 31, 2012
Cost of investments	$20,617,699
Gross appreciation	$253,098
Gross depreciation	(9,079)
Net unrealized appreciation (depreciation)	$244,019
Undistributed ordinary income	$—
Capital loss carryforwards	$(5,543)

As of December 31, 2012, the Company's estimated capital loss carryforwards available to offset future realized gains are subject to current and future limitations in accordance with Internal Revenue Code section 382 and expire as follows (in thousands):

December 31, 2013	$(5,495)
December 31, 2014	(48)
Total	$(5,543)

As of December 31, 2012 and 2011, the Company had no undistributed taxable income. Tax years from 2009 through 2012 remain open to examination by U.S. federal, state and local, or non-U.S. tax jurisdictions. No income tax provision was recorded for the Company’s open tax years.

11. COMMITMENTS AND CONTINGENCIES
The Company has leased office space in which the term expires on June 30, 2014. The lease has been classified as an operating lease. The rental expense for the year ended December 31, 2012, 2011 and 2010 was $0.4 million, $0.2 million and $0, respectively. Under this agreement, annual rental payments will be as follows throughout the term of the lease for the years ending December 31:

2013	$320,452
2014	162,046
$482,498
The Company enters into certain contracts that contain a variety of indemnifications, principally with brokers. As of December 31, 2012 and 2011, no claims have been asserted under these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2012 and 2011.

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
The notional amounts of the swap and cap contracts do not represent the Company’s risk of loss due to counterparty nonperformance. The Company’s exposure to credit risk associated with counterparty nonperformance on swap or cap contracts is limited to the difference between the fair value of the swap and cap plus any accrued interest, minus the fair value of collateral pledge plus any accrued interest. The Company is also subject to credit risk associated with counterparty non performance on repurchase agreements. The Company’s exposure to credit risk associated with counterparty nonperformance on repurchase agreements is limited to the difference between the borrowings under repurchase agreements plus any accrued interest, minus the fair value of collateral pledge plus any accrued interest. Any counterparty nonperformance of these transactions is not expected to have a material effect on the Company’s financial condition.
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
The Company’s principal trading activities are primarily with brokers and other financial institutions located in North America. All securities transactions of the Company are cleared by multiple major securities firms pursuant to customer agreements. At December 31, 2012 and 2011, substantially all the investments in securities and receivable for securities sold are positions with and amounts due from these brokers. The Company had substantially all of its individual counterparty concentrations with these brokers and their affiliates.

13. FINANCIAL HIGHLIGHTS
In accordance with financial reporting requirements applicable to investment companies, the Company has included below certain financial highlight information for the years ended December 31, 2012, 2011 and 2010:

	Per Common Share
	Years Ended December 31,
	2012		2011		2010
Net asset value, beginning of period	$13.02		$11.59		$13.02
Net income:
Net investment income	1.63	(a)	2.39	(a)	2.07	(a)
Net gain from investments and swap and cap contracts	1.03	(a)	1.27	(a)	(1.30)	(a)
Net income	2.66		3.66		0.77
Dividend on preferred shares	(0.02)	(a)	0.00	(a)	0.00	(a)
Net income available to common shares	2.64		3.66		0.77
Capital transactions:
Distributions on common shares	(2.37)		(1.96)		(1.03)
Tax return of capital distributions	0.00		(0.29)		(1.27)
Issuance of common and preferred stock and amortization of share based compensation	0.02	(a)	0.02	(a)	0.10	(a)
Net decrease in net asset value from capital transactions	(2.35)		(2.23)		(2.20)
Net asset value, end of period	$13.31		$13.02		$11.59
Net asset value total return (%)	20.43%		31.75%		6.68%
Market value total return (%) (b)	7.63%		21.22%		13.52%
Ratios to Average Net Assets
Expenses before interest expense	1.05%		2.34%		2.68%
Total expenses	3.30%		4.24%		3.97%
Net investment income	11.66%		19.30%		15.35%
 __________________

(a)
Calculated based on average shares outstanding during the period. Average shares outstanding include vested and unvested restricted shares and differs from weighted average shares outstanding used in calculating EPS (see note 3).

(b)	Calculated based on the change in market value of the Company's common shares taking into account dividends reinvested in accordance with the terms of the DSPP.
14. SUBSEQUENT EVENTS
On January 1, 2013, an aggregate of 9,366 shares of restricted common stock were granted to certain directors as a portion of their compensation for serving on the Company’s board of directors.

The CPR of the Company’s Agency RMBS portfolio was approximately 19.3% and 19.2% for the month of January 2013 and February 2013, respectively.
15. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
(in thousands)	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Total investment income	$79,579	$76,631	$71,747	$65,369
Total expenses	21,165	17,233	14,272	11,972
Net investment income	58,414	59,398	57,475	53,397
Net gain (loss) from investments	(95,994)	221,127	68,586	33,150
Net gain (loss) from swap and cap contracts	(2,363)	(38,618)	(24,356)	(17,429)
Net income (loss)	$(39,943)	$241,907	$101,705	$69,118
Dividend on preferred shares	(1,452)	(953)	—	—
Net income (loss) available to common shares	$(41,395)	$240,954	$101,705	$69,118
Net income (loss) per common share basic & diluted	$(0.24)	$1.46	$0.87	$0.66

	Three Months Ended
(in thousands)	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Total investment income	$61,631	$64,566	$65,720	$40,980
Total expenses	10,511	14,610	9,335	7,522
Net investment income	51,120	49,956	56,385	33,458
Net gain (loss) from investments	(8,588)	120,959	129,225	19,820
Net gain (loss) from swap and cap contracts	1,561	(74,594)	(86,188)	(1,181)
Net income (loss)	$44,093	$96,321	$99,422	$52,097
Dividend on preferred shares	—	—	—	—
Net income (loss) available to common shares	$44,093	$96,321	$99,422	$52,097
Net income (loss) per common share basic & diluted	$0.53	$1.16	$1.20	$0.74

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer can provide reasonable assurance that, as of such date, our disclosure controls and procedures were effective.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on management’s assessment, the Company’s management believes that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CYS Investments, Inc.
Waltham, MA

We have audited the internal control over financial reporting of CYS Investments, Inc. (formerly Cypress Sharpridge Investments, Inc., the “Company”) as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 15, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

February 15, 2013
Boston, Massachusetts

Item 9B. Other Information

ADDITIONAL MATERIAL U.S. FEDERAL INCOME TAX CONSIDERATIONS
The following is a summary of additional material federal income tax considerations with respect to the ownership of our stock. This summary supplements and should be read together with the discussion under the caption “Material U.S. Federal Income Tax Considerations” in Exhibit 99.3 to our Current Report on Form 8-K filed with the SEC on September 1, 2011.
Recent Legislation
Pursuant to recently enacted legislation, as of January 1, 2013, (1) the maximum tax rate on "qualified dividend income" received by U.S. holders taxed at individual rates is 20%, (2) the maximum tax rate on long-term capital gain applicable to U.S. holders taxed at individual rates is 20%, and (3) the highest marginal individual income tax rate is 39.6%. Pursuant to such legislation, the backup withholding rate remains at 28%. We urge you to consult your tax advisors regarding the impact of this legislation on the purchase, ownership and sale of our stock.
Taxation of U.S. Holders
For payments after December 31, 2013, a U.S. withholding tax at a 30% rate will be imposed on dividends paid on our stock received by U.S. holders who own their stock through foreign accounts or foreign intermediaries if certain disclosure requirements related to U.S. accounts or ownership are not satisfied. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed on proceeds from the sale of our stock received after December 31, 2016 by U.S. holders who own their stock through foreign accounts or foreign intermediaries. We will not pay any additional amounts in respect of any amounts withheld.
Taxation of Non-U.S. Holders
For payments after December 31, 2013, a U.S. withholding tax at a 30% rate will be imposed on dividends paid on our stock received by certain non-U.S. holders if they held our stock through foreign entities that fail to meet certain disclosure requirements related to U.S. persons that either have accounts with such entities or own equity interests in such entities. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed on proceeds from the sale of our stock received after December 31, 2016 by certain non-U.S. holders. If payment of withholding taxes is required, non-U.S. holders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect of such dividends and proceeds will be required to seek a refund from the Internal Revenue Service to obtain the benefit or such exemption or reduction. We will not pay any additional amounts in respect of any amounts withheld.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2013 annual stockholders’ meeting.
Item 11.     Executive Compensation
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2013 annual stockholders’ meeting.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2013 annual stockholders’ meeting.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2013 annual stockholders’ meeting.
Item 14.     Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2013 annual stockholders’ meeting.

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
3. Exhibits

Exhibit Number	Description of Exhibit
3.1(1)	Articles of Amendment and Restatement of CYS Investments, Inc.

3.2(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.3(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.4(3)	Articles of Amendment to the Articles of Amendment and Restatement

3.5(4)	Amended and Restated Bylaws of CYS Investments, Inc.

3.6(5)	Articles Supplementary of 7.75% Series A Cumulative Redeemable Preferred Stock

4.1(3)	Form of Certificate for Common Stock for CYS Investments, Inc.

4.2(5)	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock for CYS Investments, Inc.

10.1(3)†	Employment Agreement, dated September 1, 2011, between the Company and Kevin E. Grant

10.2(3)†	Employment Agreement, dated September 1, 2011, between the Company and Frances R. Spark

10.3(3)†	Employment Agreement, dated September 1, 2011, between the Company and Richard E. Cleary

10.4(3)†	Employment Agreement, dated September 1, 2011, between the Company and Thomas A. Rosenbloom

10.5(1)†	2006 Stock Incentive Plan

10.6(6)†	Forms of Restricted Stock Award Agreements

10.7(1)†	Form of Stock Option Agreement

10.9(1)	Form of Indemnification Agreement

10.10(7)†	2012 Incentive Compensation Plan

12.1	Statement re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

101.INS XBRL	Instance Document (8)

101.SCH XBRL	Taxonomy Extension Schema Document (8)

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (8)

101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (8)

101.LAB XBRL	Taxonomy Extension Label Linkbase Document (8)

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (8)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File No. 333-142236).

(2)	Incorporated by reference from the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 10, 2010.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2011.

(4)	Incorporated by reference from the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 10, 2012.

(5)	Incorporated by reference from the Registrant's Current Report Form on 8-K filed with the Securities and Exchange Commission on August 2, 2012.

(6)
Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2010; the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 22, 2009 and to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File No. 333-142236).

(7)	Incorporated by reference from the Registrant's Current Report Form on 8-K filed with the Securities and Exchange Commission on June 11, 2012.

(8)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Assets and Liabilities at December 31, 2012 and 2011; (ii) Statements of Operations for the years ended December 31, 2012, 2011 and 2010; (iii) Statement of Changes in Net Assets for the years ended December 31, 2012, 2011 and 2010; (iv) Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (v) Notes to Financial Statements for the year ended December 31, 2012. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

†	Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYS INVESTMENTS, INC.

Dated: February 15, 2013	BY:	/s/ KEVIN E. GRANT
Kevin E. Grant
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Signature	Title	Date

/s/ KEVIN E. GRANT	Chief Executive Officer, President; Director; Chairman of the Board (Principal Executive Officer)	February 15, 2013
Kevin E. Grant

/s/ FRANCES R. SPARK	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 15, 2013
Frances R. Spark

/s/ TANYA S. BEDER	Director	February 15, 2013
Tanya S. Beder

/s/ DOUGLAS CROCKER, II	Director	February 15, 2013
Douglas Crocker, II

/s/ JEFFREY P. HUGHES	Director	February 15, 2013
Jeffrey P. Hughes

/s/ STEPHEN P. JONAS	Director	February 15, 2013
Stephen P. Jonas

/s/ RAYMOND A. REDLINGSHAFER	Director	February 15, 2013
Raymond A. Redlingshafer

/s/ JAMES A. STERN	Director	February 15, 2013
James A. Stern

/s/ DAVID A. TYSON, PHD	Director	February 15, 2013
David A. Tyson, PhD

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1(1)	Articles of Amendment and Restatement of CYS Investments, Inc.

3.2(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.3(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.4(3)	Articles of Amendment to the Articles of Amendment and Restatement

3.5(4)	Amended and Restated Bylaws of CYS Investments, Inc.

3.6(5)	Articles Supplementary of 7.75% Series A Cumulative Redeemable Preferred Stock

4.1(3)	Form of Certificate for Common Stock for CYS Investments, Inc.

4.2(5)	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock for CYS Investments, Inc.

10.1(3)†	Employment Agreement, dated September 1, 2011, between the Company and Kevin E. Grant

10.2(3)†	Employment Agreement, dated September 1, 2011, between the Company and Frances R. Spark

10.3(3)†	Employment Agreement, dated September 1, 2011, between the Company and Richard E. Cleary

10.4(3)†	Employment Agreement, dated September 1, 2011, between the Company and Thomas A. Rosenbloom

10.5(1)†	2006 Stock Incentive Plan

10.6(6)†	Forms of Restricted Stock Award Agreements

10.7(1)†	Form of Stock Option Agreement

10.9(1)	Form of Indemnification Agreement

10.10(7)†	2012 Incentive Compensation Plan

12.1	Statement re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

101.INS XBRL	Instance Document (8)

101.SCH XBRL	Taxonomy Extension Schema Document (8)

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (8)

101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (8)

101.LAB XBRL	Taxonomy Extension Label Linkbase Document (8)

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (8)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File No. 333-142236).

(2)	Incorporated by reference from the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 10, 2010.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2011.

(4)	Incorporated by reference from the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 10, 2012.

(5)	Incorporated by reference from the Registrant's Current Report Form on 8-K filed with the Securities and Exchange Commission on August 2, 2012.

(6)
Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2010; the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 22, 2009 and to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File No. 333-142236).

(7)	Incorporated by reference from the Registrant's Current Report Form on 8-K filed with the Securities and Exchange Commission on June 11, 2012.

(8)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Assets and Liabilities at December 31, 2012 and 2011; (ii) Statements of Operations for the years ended December 31, 2012, 2011 and 2010; (iii) Statement of Changes in Net Assets for the years ended December 31, 2012, 2011 and 2010; (iv) Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (v) Notes to Financial Statements for the year ended December 31, 2012. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

†	Compensatory plan or arrangement.