Form 10-Q
period 2013-03-31
CYS Investments, Inc.
filed 2013-04-19
CIK 1396446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 19, 2013
Common Stock ($0.01 par value)	174,609,333

__________________________________

PART I. Financial Information
Item 1.         Financial Statements
CYS INVESTMENTS, INC.
CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(In thousands, except per share numbers)	March 31, 2013	December 31, 2012*
ASSETS:
Investments in securities, at fair value (including pledged assets of $14,587,741 and $14,831,648, respectively)	$20,301,944	$20,861,718
Derivative assets, at fair value	135,427	124,169
Cash and cash equivalents	13,463	13,882
Receivable for securities sold and principal repayments	414,936	10,343
Interest receivable	44,817	46,558
Other assets	542	826
Total assets	20,911,129	21,057,496
LIABILITIES:
Repurchase agreements	13,760,475	13,981,307
Derivative liabilities, at fair value	58,464	98,575
Payable for securities purchased	4,657,501	4,515,501
Payable for cash received as collateral	32,471	28,910
Distribution payable	57,115	1,243
Accrued interest payable (including accrued interest on repurchase agreements of $4,164 and $11,717, respectively)	21,584	28,863
Accrued expenses and other liabilities	1,443	435
Total liabilities	18,589,053	18,654,834
Commitments and contingencies (note 6)	—	—
NET ASSETS	$2,322,076	$2,402,662
Net assets consist of:
Series A Cumulative Redeemable Preferred Stock, $0.01 par value, 50,000 shares authorized (3,000 shares issued and outstanding, liquidation preference of $25.00 per share or $75,000 in aggregate)	$72,369	$72,369
Common Stock, $0.01 par value, 500,000 shares authorized (174,600 and 174,924 shares issued and outstanding, respectively)	1,746	1,749
Additional paid in capital	2,230,457	2,237,512
Retained earnings	17,504	91,032
NET ASSETS	$2,322,076	$2,402,662
NET ASSET VALUE PER COMMON SHARE	$12.87	$13.31
__________________
*    Derived from audited financial statements.

See notes to condensed financial statements.

CYS INVESTMENTS, INC.
CONDENSED SCHEDULES OF INVESTMENTS
MARCH 31, 2013 (UNAUDITED)
INVESTMENTS IN SECURITIES – UNITED STATES OF AMERICA

(In thousands)	Face Amount	Fair Value
Fixed Income Securities - 874.3%(c)
Mortgage Pass-Through Agency RMBS - 864.0%(c)
Fannie Mae Pools - 798.4%(c)
2.15%, due 10/1/2042 - 2/1/2043 (a)(b)	$141,891	$147,108
2.18%, due 11/1/2042 (a)(b)	34,171	35,462
2.24%, due 10/1/2042 (a)(b)	49,231	51,180
2.26%, due 11/1/2042 (a)(b)	43,293	45,049
2.34%, due 11/1/2042 (a)(b)	73,140	76,277
2.37%, due 1/1/2043 (a)(b)	97,379	101,808
2.39%, due 10/1/2042 (a)(b)	23,152	24,192
2.40%, due 9/1/2042 (a)(b)	38,130	39,815
2.41%, due 1/1/2043 (a)(b)	24,981	26,079
2.42%, due 7/1/2042 - 11/1/2042 (a)(b)	139,773	146,109
2.43%, due 10/1/2042 (a)(b)	180,890	189,133
2.44%, due 7/1/2042 - 5/1/2043 (a)(b)	75,451	78,561
2.45%, due 6/1/2042 - 11/1/2042 (a)(b)	139,177	145,223
2.50%, due 2/1/2028 - 5/1/2028 (a)	2,073,683	2,153,249
2.51%, due 10/1/2042 (a)(b)	141,090	147,890
2.57%, due 7/1/2042 (a)(b)	43,304	45,366
2.59%, due 8/1/2042 (a)(b)	33,515	35,109
2.61%, due 7/1/2042 (a)(b)	43,445	45,479
2.63%, due 4/1/2042 (a)(b)	35,026	36,673
2.70%, due 6/1/2042 (a)(b)	64,712	67,821
2.78%, due 1/1/2042 (a)(b)	40,273	42,735
2.79%, due 4/1/2042 (a)(b)	161,867	169,824
2.80%, due 3/1/2042 - 11/1/2042 (a)(b)	188,365	197,794
2.81%, due 2/1/2042 (a)(b)	51,526	54,098
2.83%, due 2/1/2042 (b)	30,633	32,194
2.85%, due 12/1/2041 (a)(b)	50,425	53,068
2.87%, due 1/1/2042 (a)(b)	55,579	58,501
2.89%, due 2/1/2042 (a)(b)	36,654	38,500
3.00%, due 2/1/2027 - 3/1/2028 (a)	4,875,073	5,141,453
3.00%, due 2/1/2032 - 1/1/2033 (a)	949,421	993,055
3.00%, due 12/1/2037 (a)	53,442	55,172
3.00%, due 10/1/2042 (a)	46,009	46,945
3.01%, due 12/1/2040 (a)(b)	91,970	96,455
3.04%, due 9/1/2041 (a)(b)	36,168	38,040
3.05%, due 9/1/2041 (a)(b)	33,057	34,698
3.06%, due 6/1/2042 (a)(b)	37,321	39,404
3.21%, due 9/1/2041 (a)(b)	75,547	79,589
3.24%, due 3/1/2041 (a)(b)	14,327	15,093
3.34%, due 8/1/2041 (a)(b)	25,582	27,097
3.38%, due 5/1/2041 (a)(b)	17,554	18,555
3.50%, due 12/1/2025 - 5/1/2027 (a)	884,268	938,250

CYS INVESTMENTS, INC.
CONDENSED SCHEDULES OF INVESTMENTS - (Continued)
MARCH 31, 2013 (UNAUDITED)

	Face Amount	Fair Value
3.50%, due 9/1/2042 - 7/1/2043 (a)	$5,519,853	$5,818,948
3.61%, due 6/1/2041 (a)(b)	45,102	47,914
3.98%, due 9/1/2039 (a)(b)	11,338	12,061
4.00%, due 1/1/2026 - 6/1/2026 (a)	443,494	474,782
4.50%, due 4/1/2030 - 11/1/2030 (a)	110,501	119,726
4.50%, due 11/1/2041 (a)	238,385	257,175
Total Fannie Mae Pools	17,619,168	18,538,709
Freddie Mac Pools - 60.6%(c)
2.19%, due 2/1/2043 (a)(b)	29,983	31,127
2.22%, due 12/1/2042 (a)(b)	49,872	51,802
2.30%, due 11/1/2042 (a)(b)	97,587	101,559
2.43%, due 6/1/2042 (a)(b)	37,720	39,455
2.46%, due 7/1/2042 (a)(b)	44,994	47,023
2.50%, due 3/1/2028 (a)	280,351	290,813
2.51%, due 9/1/2042 (a)(b)	118,750	124,453
2.54%, due 7/1/2042 (a)(b)	39,795	41,657
2.56%, due 11/1/2042 - 2/1/2043 (a)(b)	172,884	180,079
2.58%, due 2/1/2043 (a)(b)	49,212	51,126
2.59%, due 3/1/2042 (a)(b)	33,338	35,027
2.79%, due 12/1/2041 (a)(b)	39,136	41,046
3.30%, due 1/1/2041 (a)(b)	34,600	36,683
3.50%, due 6/1/2043	100,000	104,980
3.50%, due 4/1/2026 - 2/1/2027 (a)	170,320	179,790
4.50%, due 12/1/2024 - 5/1/2025 (a)	46,978	50,084
Total Freddie Mac Pools	1,345,520	1,406,704
Ginnie Mae Pools - 5.0%(c)
3.50%, due 7/20/2040(a)(b)	97,493	103,959
4.00%, due 1/20/2040(a)(b)	12,276	13,167
Total Ginnie Mae Pools	109,769	117,126
Total Mortgage Pass-Through Agency RMBS (Cost - $19,938,746)	19,074,457	20,062,539
Agency Debentures - 5.6% (c)
1.60%, due 12/24/2020	132,305	130,777
Total Agency Debentures (Cost - $131,655)	132,305	130,777
U.S. Treasury Notes - 4.3%(c)
0.75%, due 12/31/2017 (a)	100,000	100,133
Total U.S. Treasury Notes (Cost - $99,634)	$100,000	$100,133
Other investments (Cost - $7,291)(d) - 0.4%(c)	9,445	8,495
Total Investments in Securities (Cost - $20,177,326)	$19,316,207	$20,301,944

CYS INVESTMENTS, INC.
CONDENSED SCHEDULES OF INVESTMENTS - (Continued)
MARCH 31, 2013 (UNAUDITED)

Interest Rate Cap Contracts - 6.9%(c)
Expiration	Cap Rate	Notional Amount	Fair Value
12/30/2014	2.07%	$200,000	$39
10/15/2015	1.43%	300,000	407
11/8/2015	1.36%	200,000	317
5/23/2019	2.00%	300,000	7,613
6/1/2019	1.75%	300,000	8,690
6/29/2019	1.50%	300,000	9,994
7/2/2019	1.50%	300,000	10,267
7/16/2019	1.25%	500,000	19,073
3/26/2020	1.25%	500,000	25,940
3/30/2020	1.25%	700,000	35,698
7/25/2022	1.75%	500,000	41,162
Total Interest Rate Cap Contracts (Cost, $162,768)		$4,100,000	$159,200

Interest Rate Swap Contracts - (3.5%)(c)(e)
Expiration	Pay Rate	Notional Amount	Fair Value
5/26/2013(h)	1.60%	$100,000	$(207)
6/28/2013(h)	1.38%	300,000	(790)
7/15/2013(h)	1.37%	300,000	(930)
12/15/2013	1.31%	400,000	(2,791)
12/16/2013	1.26%	400,000	(2,663)
12/16/2013(h)	1.28%	500,000	(3,350)
12/17/2013	1.32%	400,000	(2,810)
7/1/2014(h)	1.72%	100,000	(1,685)
7/16/2014	1.73%	250,000	(4,389)
8/16/2014	1.35%	200,000	(2,687)
9/23/2014	1.31%	500,000	(6,887)
10/6/2014	1.17%	240,000	(2,854)
2/14/2015	2.15%	500,000	(16,295)
6/2/2016	1.94%	300,000	(13,039)
12/19/2016	1.43%	250,000	(7,101)
4/24/2017(f)(h)	1.31%	500,000	(11,135)
7/13/2017(h)	0.86%	750,000	(2,138)
9/6/2017	0.77%	250,000	614
9/6/2017(i)	0.77%	500,000	1,087
9/6/2017	0.77%	250,000	667
11/29/2017(g)(i)	0.87%	500,000	1,965
2/19/2018(h)	1.03%	500,000	(2,266)
2/21/2018(h)	1.02%	500,000	(2,089)
2/27/2018(h)	0.96%	500,000	(464)
Interest Rate Swap Contracts (Cost, $0)		$8,990,000	$(82,237)
__________________
LEGEND

(a)	Securities or a portion of the securities are pledged as collateral for repurchase agreements, interest rate swap contracts, or forward settling transactions.

CYS INVESTMENTS, INC.
CONDENSED SCHEDULES OF INVESTMENTS - (Continued)
MARCH 31, 2013 (UNAUDITED)

(b)	The coupon rate shown on floating or adjustable rate securities represents the rate at March 31, 2013.

(c)	Percentage of net assets.

(d)	Comprised of investments that were individually less than 1% of net assets.

(e)	The Company’s interest rate swap contracts receive a floating rate set quarterly to three month LIBOR.

(f)	The interest rate swap effective date is April 24, 2013 and does not accrue any income or expense until that date.

(g)	The interest rate swap effective date is November 29, 2013 and does not accrue any income or expense until that date.

(h)
The fair value has been offset against derivative assets with the same counterparty in accordance with master netting arrangements. These amounts are included in Derivative assets, at fair value on the statement of assets and liabilities.

(i)
The fair value has been offset against derivative liabilities with the same counterparty in accordance with master netting arrangements. These amounts are included in Derivative liabilities, at fair value on the statement of assets and liabilities.

See notes to condensed financial statements.

CYS INVESTMENTS, INC.
CONDENSED SCHEDULES OF INVESTMENTS - (Continued)
DECEMBER 31, 2012 (UNAUDITED)*

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
CONDENSED SCHEDULES OF INVESTMENTS - (Continued)
DECEMBER 31, 2012 (UNAUDITED)*

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

CYS INVESTMENTS, INC.
CONDENSED SCHEDULES OF INVESTMENTS - (Continued)
DECEMBER 31, 2012 (UNAUDITED)*

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
CONDENSED SCHEDULES OF INVESTMENTS - (Continued)
DECEMBER 31, 2012 (UNAUDITED)*

(g)	The interest rate swap effective date is April 24, 2013 and does not accrue any income or expense until that date.

(h)	The interest rate swap effective date is November 29, 2013 and does not accrue any income or expense until that date.

See notes to condensed financial statements.

CYS INVESTMENTS, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(In thousands, except per share numbers)	2013	2012
INVESTMENT INCOME:
Interest income from Agency RMBS	$72,101	$64,147
Other income	1,000	1,222
Total investment income	73,101	65,369
EXPENSES:
Interest	15,031	6,853
Compensation and benefits	3,320	3,164
General, administrative and other	2,233	1,955
Total expenses	20,584	11,972
Net investment income	52,517	53,397
GAINS AND (LOSSES) FROM INVESTMENTS:
Net realized gain (loss) on investments	46,680	5,173
Net unrealized appreciation (depreciation) on investments	(125,491)	27,977
Net gain (loss) from investments	(78,811)	33,150
GAINS AND (LOSSES) FROM SWAP AND CAP CONTRACTS:
Net swap and cap interest income (expense)	(21,956)	(11,506)
Net gain (loss) on termination of swap and cap contracts	8,630	—
Net unrealized appreciation (depreciation) on swap and cap contracts	23,417	(5,923)
Net gain (loss) from swap and cap contracts	10,091	(17,429)
NET INCOME (LOSS)	$(16,203)	$69,118
DIVIDENDS ON PREFERRED STOCK	(1,453)	—
NET INCOME (LOSS) AVAILABLE TO COMMON SHARES	$(17,656)	$69,118
NET INCOME (LOSS) PER COMMON SHARE BASIC & DILUTED	$(0.10)	$0.66
See notes to condensed financial statements.

CYS INVESTMENTS, INC.
CONDENSED STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)

(In thousands)	Three Months Ended March 31, 2013
Net income (loss):
Net investment income	$52,517
Net realized gain (loss) on investments	46,680
Net unrealized appreciation (depreciation) on investments	(125,491)
Net gain (loss) from swap and cap contracts	10,091
Net income (loss)	(16,203)
Dividends on preferred stock	(1,453)
Net income (loss) available to common shares	(17,656)
Capital transactions:
Net proceeds (payments) from issues and repurchase of common shares	(7,829)
Net proceeds from issuance of preferred shares	—
Distributions to common stockholders	(55,872)
Amortization of share based compensation	771
Increase (decrease) in net assets from capital transactions	(62,930)
Total increase (decrease) in net assets	(80,586)
Net assets:
Beginning of period	2,402,662
End of period	$2,322,076
See notes to condensed financial statements.

CYS INVESTMENTS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(16,203)	$69,118
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Purchase of investment securities	(12,061,807)	(4,764,173)
Premium paid on interest rate caps	(65,260)	—
Proceeds from disposition of investment securities	11,554,270	314,522
Proceeds from termination of interest rate caps	41,250	—
Proceeds from paydowns of investment securities	942,664	543,180
Amortization of share based compensation	771	693
Amortization of premiums and discounts on investment securities	45,837	16,910
Amortization of premiums on interest rate cap contracts	4,687	960
Net realized (gain) loss on investments	(46,680)	(5,173)
Net (gain) loss on termination of swap and cap contracts	(8,630)	—
Net unrealized (appreciation) depreciation on investments	125,491	(27,977)
Net unrealized (appreciation) depreciation on swap and cap contracts	(23,417)	5,923
Change in assets and liabilities:
Receivable for securities sold and principal repayments	(404,593)	(111,368)
Interest receivable	1,741	(6,337)
Other assets	284	285
Payable for securities purchased	142,000	3,171,681
Payable for cash received as collateral	3,561	—
Accrued interest payable	(7,279)	(53)
Accrued expenses and other liabilities	1,008	497
Net cash used in operating activities	229,695	(791,312)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	35,282,869	17,917,781
Repayments of repurchase agreements	(35,503,701)	(17,563,926)
Net proceeds (payments) from issuance and repurchase of common shares	(7,829)	436,592
Distributions paid	(1,453)	—
Net cash provided by (used in) financing activities	(230,114)	790,447
Net increase (decrease) in cash and cash equivalents	(419)	(865)
CASH AND CASH EQUIVALENTS - Beginning of period	13,882	11,508
CASH AND CASH EQUIVALENTS - End of period	$13,463	$10,643
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$41,563	$21,037
SUPPLEMENTAL DISCLOSURES OF NONCASH FLOW INFORMATION:
Distributions declared, not yet paid	$57,115	$58,069
See notes to condensed financial statements.

CYS INVESTMENTS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
1. ORGANIZATION
CYS Investments, Inc. (the “Company”) was formed as a Maryland corporation on January 3, 2006, and commenced operations on February 10, 2006. The Company has elected to be taxed and intends to continue to qualify as a real estate investment trust (“REIT”) and is required to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), with respect thereto. Since March 2008, the Company has primarily purchased residential mortgage-backed securities that are issued and the principal and interest of which are guaranteed by a federally chartered corporation (“Agency RMBS”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government such as the Government National Mortgage Association (“Ginnie Mae”), or U.S. Treasuries securities. On December 10, 2012 the Company's board of directors amended and restated its investment guidelines to permit the company to invest in (i) Agency RMBS, (ii) collateralized mortgage obligations issued by a government agency or government-sponsored entity that are collateralized by Agency RMBS and (iii) debt securities issued by the United States Department of Treasury ("U.S. Treasury Securities") or a government sponsored entity that is not backed by collateral but, in the case of government agencies, is backed by the full faith and credit of the U.S. government, and, in the case of government sponsored entities, is backed by the integrity and creditworthiness of the issuer (“US Agency Debentures”). The Company’s common stock and Series A Cumulative Redeemable Preferred Stock, $25.00 liquidation preference (the "Series A Preferred Stock") trade on the New York Stock Exchange under the symbols “CYS” and "CYS PrA," respectively.

2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying interim unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The interim unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2012, included in the annual report on Form 10-K. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.
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
The Company's interest rate swap and cap contracts are subject to master netting arrangements. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the swap or cap limited to the amount of collateral posted that exceeds the fair value of the contract. As of March 31, 2013 and December 31, 2012, the Company did not anticipate nonperformance by any counterparty. Should interest rates move unexpectedly, the Company may not achieve the anticipated benefits of the interest rate swap or cap and may realize a loss.
Investment Valuation
The Company has established a pricing committee responsible for establishing valuation policies and procedures as well as approving valuations on a monthly basis at a pricing meeting. The pricing committee is made up of individuals from the accounting team, the investment team and senior management.
Agency RMBS, Agency Debentures and U.S. Treasury securities are generally valued on the basis of valuations provided by third party pricing services, as derived from such services’ pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and asked prices, broker quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security.
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
Forward Settling Transactions
The Company may engage in forward settling transactions. The Company records forward settling transactions on the trade date and maintains security positions such that sufficient liquid assets will be available to make payment on the settlement date for the securities purchased. Securities purchased on a forward settling basis are carried at fair value and only begin earning interest on the settlement date. Losses may occur on these transactions due to changes in market conditions or the failure of counterparties to perform under the contract. Among other forward settling transactions, the Company may transact in to-be-announced securities (“TBAs”). As with other forward settling transactions, a seller agrees to issue TBAs at a future date. However, the seller does not specify the particular securities to be delivered. Instead, the Company agrees to accept any security that meets specified terms such as issuer, interest rate and terms of underlying mortgages. The Company records TBAs on the trade date utilizing information associated with the specified terms of the transaction as opposed to the specific mortgages. TBAs are carried at fair value and begin earning interest on the settlement date. Losses may occur due to the fact that the actual underlying mortgages received may be less favorable than those anticipated by the Company.
As of March 31, 2013 and December 31, 2012, the Company had pledged Agency RMBS with a fair value of $4.6 million and $10.4 million, respectively, on its open forward settling transactions.
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
Investment Transactions and Income
The Company records its transactions in securities on a trade date basis. Realized gains and losses on securities transactions are recorded on an identified cost basis. Interest income and expense are recorded on the accrual basis. Interest income on Agency RMBS and Agency Debentures is accrued based on outstanding principal amount of the securities and their contractual terms. Interest on CLOs is accrued at a rate determined based on estimated future cash flows and adjusted prospectively as future cash flow amounts are recast. For CLOs placed on nonaccrual status or when the Company cannot reliably estimate cash flows, the cost recovery method is used. Amortization of premium and accretion of discount are recorded using the yield to maturity method, and are included in investment income in the statements of operations. The Company does not estimate prepayments when calculating the yield to maturity. The amount of premium or discount associated with a prepayment is recorded through investment income on the statements of operations as they occur.
Reclassification and Presentation
The condensed statements of operations for the three months ended March 31, 2012 had previously provided combined disclosure of investment income - interest income which was expanded as interest income from Agency RMBS and other income in the presentation herein.
Compensation and Benefits
Included in the Company’s compensation and benefits are salaries, incentive compensation, benefits, share based compensation and the expense relating to restricted stock granted to non-employees (prior to the internalization of the Company's management, which became effective on September 1, 2011 (the "Internalization"). The Company accounts for share based compensation using the fair value based methodology prescribed by ASC 718, Share-Based Payment (“ASC 718”). Compensation cost related to restricted common stock issued is measured at its estimated fair value at the grant date and recognized as expense over the vesting period.
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
Recent Accounting Pronouncements

In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (Topic 210), Balance Sheet. The update addresses implementation issues about ASU 2011-11 and applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The guidance was effective January 1, 2013 and was applied retrospectively. This guidance does not amend the circumstances in which the Company offsets its derivative positions. As a result, the guidance does not have a material effect on the Company's financial statements.

3. EARNINGS PER SHARE
Components of the computation of basic and diluted EPS were as follows (in thousands except per share numbers):

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$(16,203)	$69,118
Less preferred stock dividends	(1,453)	—
Net income (loss) available to common shares	(17,656)	69,118
Less dividends paid:
Common shares	(55,587)	(57,691)
Unvested shares	(285)	(378)
Undistributed earnings	(73,528)	11,049
Basic weighted average shares outstanding:
Common shares	174,134	103,952
Basic earnings per common share:
Distributed earnings	$0.32	$0.55
Undistributed earnings	(0.42)	0.11
Basic earnings per common share	$(0.10)	$0.66
Diluted weighted average shares outstanding:
Common shares	174,134	103,952
Net effect of dilutive warrants (1)	—	—
	174,134	103,952
Diluted earnings per common share:
Distributed earnings	$0.32	$0.55
Undistributed earnings	(0.42)	0.11
Diluted earnings per common share	$(0.10)	$0.66

(1)
For the three months ended March 31, 2013 and 2012, the Company had an aggregate of 131 stock options outstanding with a weighted average exercise price of $30.00 that were not included in the calculation of EPS, as their inclusion would have been anti-dilutive. These instruments may have a dilutive impact on future EPS.

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
Excluded from the tables below are financial instruments carried on the accompanying financial statements at cost basis, which is deemed to approximate fair value, primarily due to the short duration of these instruments, including cash and cash equivalents, receivables, payables and borrowings under repurchase arrangements with initial terms of 120 days or less. The fair value of these instruments is determined using level two inputs. The following tables provide a summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

March 31, 2013	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Agency RMBS	$—	$20,062,539	$—	$20,062,539
U.S. Treasury Notes	100,133	—	—	100,133
Agency Debentures	—	130,777	—	130,777
Other Investments	—	—	8,495	8,495
Derivative assets	—	135,427	—	135,427
Total	$100,133	$20,328,743	$8,495	$20,437,371
Liabilities
Derivative liabilities	$—	$58,464	$—	$58,464

December 31, 2012	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Agency RMBS	$—	$20,804,143	$—	$20,804,143
U.S. Treasury Bills	37,999	—	—	37,999
Other Investments	—	—	19,576	19,576
Derivative assets	—	124,169	—	124,169
Total	$37,999	$20,928,312	$19,576	$20,985,887
Liabilities
Derivative liabilities	$—	$98,575	$—	$98,575
Other investments is comprised of CLOs and real estate assets. The table below presents a reconciliation of changes in other investments classified as Level 3 in the Company’s financial statements for the three months ended March 31, 2013 and 2012. A discussion of the method of fair valuing these assets is included above in “Investment Valuation.” CLOs are generally valued using valuations provided by broker quotations. The Company validates the broker quotations using internal discounted cash flow models. The significant unobservable inputs used in the fair value measurement of the Company’s CLOs are prepayment rates, probability of default, and recovery rate in the event of default. Significant changes in any of those inputs in isolation would result in a materially different fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity upon default and a directionally opposite change in the assumption used for prepayment rates. The weighted average inputs to the models as of March 31, 2013 and December 31, 2012 were:

	Constant Prepayment Rate	Default Rate	Recovery Rate	Recovery Lag
March 31, 2013	20%	2%	60%	6 Months
December 31, 2012	20%	2%	69%	6 Months

Fair values of real estate assets are valued based on discounted cash flow models. The significant unobservable input used in the fair value measurement is capitalization rates, which the Company estimated to be between 4% and 5% at March 31, 2013 and December 31, 2012.  The Company did not own any real estate assets during the three months ended March 31, 2012.

Level 3 Fair Value Reconciliation

(In thousands)	Three Months Ended March 31,
Other investments	2013	2012
Beginning balance level 3 assets	$19,576	$18,675
Cash payments recorded as a reduction of cost basis	(236)	(1,057)
Change in net unrealized appreciation (depreciation)	(5,518)	3,797
Net purchases (sales)	(10,455)	—
Net gain (loss) on sales	5,128	—
Transfers into (out of) level 3	—	—
Ending balance level 3 assets	$8,495	$21,415

The Agency RMBS portfolio consisted of Agency RMBS as follows:

March 31, 2013	Par Value	Fair Value	Weighted Average
Asset Type	(in thousands)		Cost/Par	Fair Value/Par	MTR(1)		Coupon	CPR(2)
15 Year Fixed Rate	$8,774,166	$9,228,421	$104.38	$105.18	N/A		2.98%	14.9%
20 Year Fixed Rate	1,059,923	1,112,782	104.94	104.99	N/A		3.16%	5.7%
30 Year Fixed Rate	5,957,689	6,283,218	105.14	105.46	N/A		3.53%	8.8%
Hybrid ARMs	3,282,679	3,438,118	103.70	104.74	74.5		2.64%	15.4%
Total/Weighted Average	$19,074,457	$20,062,539	$104.53	$105.18	74.5	(3)	3.11%	13.4%

December 31, 2012	Par Value	Fair Value	Weighted Average
Asset Type	(in thousands)		Cost/Par	Fair Value/Par	MTR(1)		Coupon	CPR(2)
10 Year Fixed Rate	$207,091	$219,747	$103.60	$106.11	N/A		3.50%	19.4%
15 Year Fixed Rate	11,092,374	11,717,136	104.32	105.63	N/A		3.05%	16.1%
20 Year Fixed Rate	1,087,835	1,148,932	104.96	105.62	N/A		3.17%	10.1%
30 Year Fixed Rate	3,571,692	3,817,488	105.78	106.88	N/A		3.59%	8.9%
Hybrid ARMs	3,722,510	3,900,840	103.54	104.79	74.3		2.71%	19.1%
Total/Weighted Average	$19,681,502	$20,804,143	$104.47	$105.70	74.3	(3)	3.10%	15.8%
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
As of March 31, 2013 and December 31, 2012, the Company’s Agency RMBS were purchased at a net premium to their par value with approximately $864.5 million and $879.6 million, respectively, of unamortized premium included in their cost basis. The premium purchase price is due to the average coupon interest rates on these investments being higher than prevailing market rates.
Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of March 31, 2013 and December 31, 2012, the average final contractual maturity of the Company’s Agency RMBS portfolio is in year 2035 and 2033, respectively.
In order to mitigate its interest rate exposure, the Company enters into interest rate swap and cap contracts. The Company did not enter into any interest rate swap and cap contract transactions during the three months ended March 31, 2012. The Company had the following activity in interest rate swap and cap transactions during the three months ended March 31, 2013 (in thousands):

Three Months Ended March 31, 2013
Trade Date	Transaction	Notional
February 2013	Opened	$1,500,000
March 2013	Terminated	(500,000)
March 2013	Opened	1,200,000
Net Increase		$2,200,000
As of March 31, 2013 and December 31, 2012, the Company had pledged Agency RMBS and U.S Treasury securities with a fair value of $118.5 million and $127.6 million, respectively, as collateral on interest rate swap and cap contracts. The Company had Agency RMBS and U.S. Treasuries of $29.2 million and cash of $32.5 million pledged to it as collateral for its interest rate cap contracts as of March 31, 2013. In addition, the Company had Agency RMBS and U.S. Treasuries of $18.4 million and cash of $28.9 million pledged to it as collateral for its interest rate cap contracts as of December 31, 2012. Below is a summary of our interest rate swap and cap contracts open as of March 31, 2013 and December 31, 2012 and the net gain and loss on swap and cap contracts for the three months ended March 31, 2013 and 2012 (in thousands):

Derivatives not designated as hedging instruments under ASC 815(a)
Interest Rate Swap Contracts	Notional Amount	Fair Value	Statement of Assets and Liabilities Location
March 31, 2013	$4,440,000	$(58,464)	Derivative liabilities, at fair value
March 31, 2013	4,550,000	(23,773)	Derivative assets, at fair value(b)
December 31, 2012	6,490,000	(98,575)	Derivative liabilities, at fair value
December 31, 2012	1,000,000	1,180	Derivative assets, at fair value

Interest Rate Cap Contracts	Notional Amount	Fair Value	Statement of Assets and Liabilities Location
March 31, 2013	$4,100,000	$159,200	Derivative assets, at fair value
December 31, 2012	3,400,000	122,989	Derivative assets, at fair value

		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments Under ASC 815(a)	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended March 31,
		2013	2012
Interest rate swap and cap contracts	Net gain (loss) from swap and cap contracts	$10,091	$(17,429)
__________________

(a)	See note 2 for additional information on the Company’s purpose for entering into interest rate swaps and caps and the decision not to designate them as hedging instruments.

(b)	Netted against interest rate cap contracts on the statement of assets and liabilities in accordance with master netting agreements.
Credit Risk
At March 31, 2013 and December 31, 2012, the Company continued to have minimal exposure to credit losses on its mortgage assets by owning principally Agency RMBS. The payment of principal and interest on Agency RMBS is guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the United States government.
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

March 31, 2013
Outstanding repurchase agreements	$13,760,475
Interest accrued thereon	$4,164
Weighted average borrowing rate	0.41%
Weighted average remaining maturity (in days)	31.7
Fair value of the collateral(1)	$14,464,628

December 31, 2012
Outstanding repurchase agreements	$13,981,307
Interest accrued thereon	$11,717
Weighted average borrowing rate	0.48%
Weighted average remaining maturity (in days)	19.6
Fair value of the collateral(1)	$14,693,645
 __________________

(1)	Collateral for repurchase agreements consists of Agency RMBS, U.S. Treasuries and Agency Debentures.
At March 31, 2013 and December 31, 2012, the Company did not have any borrowings under repurchase agreements where the amount at risk exceeded 10% of net assets.
6. COMMITMENTS AND CONTINGENCIES
The Company enters into certain contracts that contain a variety of indemnifications, principally with brokers. As of March 31, 2013 and December 31, 2012, no claims have been asserted under these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2013 and December 31, 2012.
7. SHARE CAPITAL
The Company has authorized 500,000,000 shares of common stock having par value of $0.01 per share. As of March 31, 2013 and December 31, 2012, the Company had issued and outstanding 174,599,736 and 174,924,149 shares of common stock, respectively. The Company’s common stock transactions during the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Shares	Amount	Shares	Amount
Shares sold in public offerings or issued as restricted stock	329	$681	33,385	$437,285
Shares repurchased or canceled	(653)	(7,739)	—	—
Net increase (decrease)	(324)	$(7,058)	33,385	$437,285
The Company has authorized 50,000,000 shares of preferred stock having a par value of $0.01 per share. As of March 31, 2013 and December 31, 2012, 3,000,000 shares of 7.75% Series A Preferred Stock ($25.00 liquidation preference) were issued and outstanding. The Series A Preferred Stock will not be redeemable before August 3, 2017, except under circumstances where it is necessary to preserve our qualification as a REIT, for federal income tax purposes and the occurrence of certain change of control. On or after August 3, 2017, the Company may, at its option, redeem any or all of the shares of the Series A Preferred Stock at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the redemption date. The Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption.
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
Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. For the three months ended March 31, 2012, the Company issued 1,486,699 shares under the plan raising approximately $19.9 million of net proceeds. For the three months ended March 31, 2013 the Company did not issue any shares under the plan. As of March 31, 2013 and December 31, 2012, there were approximately 4.1 million shares available for issuance under the plan.
Restricted Stock Awards
For the three months ended March 31, 2013 and 2012, the Company granted 329,345 and 189,034 shares of restricted stock, respectively, to certain of its directors, officers and employees.
Equity Placement Program (“EPP”)
On June 7, 2011, the Company entered into a sales agreement with JMP Securities LLC whereby the Company may, from time to time, publicly offer and sell up to 15.0 million shares of the Company’s common stock through at-the-market transactions and/or privately negotiated transactions. For the three months ended March 31, 2013, the Company did not issue any shares under the plan. For the three months ended March 31, 2012, the Company issued 2,959,732 shares under the plan raising approximately $39.7 million. As of March 31, 2013 and December 31, 2012, approximately 3.1 million shares of common stock remained available for issuance and sale under the sales agreement.
Share Repurchase Program
On November 15, 2012, the Company announced that its board of directors had authorized the repurchase of shares of the Company’s common stock having an aggregate value of up to $250 million. For the three months ended March 31, 2013, the Company repurchased 640,791 shares with a weighted average purchase price of $11.81 or approximately $7.6 million in the aggregate. The Company did not make any repurchases during 2012.
8. FINANCIAL HIGHLIGHTS
In accordance with financial reporting requirements applicable to investment companies, the Company has included below certain financial highlight information for the three months ended March 31, 2013 and 2012:

	Per Common Share
	Three Months Ended March 31,
	2013		2012
Net asset value, beginning of period	$13.31		$13.02
Net income (loss):
Net investment income	0.30	(a)	0.51	(a)
Net gain (loss) from investments and swap and cap contracts	(0.39)	(a)	0.15	(a)
Net income (loss)	(0.09)		0.66
Dividends on preferred stock	(0.01)	(a)	—
Net income (loss) available to common shares	(0.10)		0.66
Capital transactions:
Distributions to common stockholders	(0.32)		(0.50)
Issuance/Repurchase of common and preferred shares and amortization of share based compensation	(0.02)	(a)	(0.04)	(a)
Net decrease in net asset value from capital transactions	(0.34)		(0.54)
Net asset value, end of period	$12.87		$13.14
Net asset value total return (%)	(0.90)%	(b)	4.76%	(b)
Market value total return (%)	2.11%	(b)	3.41%	(b)
Ratios to Average Net Assets
Expenses before interest expense	0.94%	(c)	1.46%	(c)
Total expenses	3.49%	(c)	3.41%	(c)
Net investment income	8.91%	(c)	15.19%	(c)
 __________________

(a)
Calculated based on average shares outstanding during the period. Average shares outstanding include vested and unvested restricted shares and differs from weighted average shares outstanding used in calculating EPS (see note 3).

(b)	Not computed on an annualized basis.

(c)	Computed on an annualized basis.

9. SUBSEQUENT EVENTS
On April 1, 2013, an aggregate of 9,597 shares of restricted common stock were granted to certain directors as a portion of their compensation for serving on the Company’s board of directors.
The CPR of the Company’s Agency RMBS portfolio was approximately 12.1% for the month of April 2013.

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
The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on February 15, 2013.
Forward Looking Statements
When used in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission (“SEC”) or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and assumptions. The forward-looking statements we make in this Quarterly Report on Form 10-Q include, but are not limited to, statements about the following:

•	the effect of movements in interest rates on our assets and liabilities (including our hedging instruments) and our net income;

•	our investment, financing and hedging strategy and the success of these strategies;

•	the effect of increased prepayment rates on our portfolio;

•	our ability to convert our assets into cash or extend the financing terms related to our assets;

•	the effect of widening credit spreads and/or shifts in the yield curve on the value of our assets and investment strategy;

•	the types of indebtedness we may incur;

•	our ability to quantify risks based on historical experience;

•	our ability to be taxed as a real estate investment trust (“REIT”) and to maintain an exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”);

•	our assessment of counterparty risk;

•	our ability to meet short term liquidity requirements with our cash flow from operations and borrowings;

•	our liquidity;

•	our asset valuation policies;

•	our distribution policy; and

•	the effect of recent U.S. Government actions on interest rates and the housing and credit markets.
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
Overview
We are a specialty finance company created with the objective of achieving consistent risk-adjusted investment income. We seek to achieve this objective by investing, on a leveraged basis, in Agency RMBS. In addition, our investment guidelines permit investments in collateralized mortgage obligations issued by a government agency or government sponsored entity that are collateralized by Agency RMBS (“CMOs”), U.S. Treasury Securities and U.S. Agency Debentures, although we had not invested in any CMOs as of March 31, 2013. We commenced operations in February 2006, and completed our initial public offering in June 2009. Our common stock and our 7.75% Series A Cumulative Redeemable Preferred Stock, $25.00 liquidation preference (the "Series A Preferred Stock") trade on the New York Stock Exchange under the symbols “CYS” and "CYS PrA," respectively.
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
Trends and Recent Market Impacts
U.S. Macroeconomic
The most significant driver of long and short term interest rates, and therefore our investing environment, has been the Federal Reserve. In September 2012, the U.S. Federal Reserve Open Market Committee ("FOMC") announced an open-ended program to purchase an additional $40 billion of Agency RMBS per month until the unemployment rate, among other economic indicators, showed signs of improvement. The Federal Reserve also announced that it will keep the target range for the Federal Funds Rate between zero and 0.25% through at least mid-2015.
For the period from December 13, 2012 through March 12, 2013 the Federal Reserve made $227.5 billion net purchases of Agency RMBS, or approximately $75.8 billion per month. The Federal Reserve provided further guidance to the market in December 2012 by stating that it intended to keep the Federal Funds Rate close to zero while the unemployment rate is above 6.5% and as long as inflation does not rise above 2.5%. In December 2012, the Federal Reserve also announced that it would initially begin buying $45 billion of long-term Treasury bonds each month and noted that such amount may increase in the future.
In the FOMC minutes released on April 10, 2013, all but a few participants thought that, given the current economic outlook, it would be appropriate for the FOMC to continue purchasing Agency RMBS and longer-term Treasury securities at about the current pace at least through midyear 2013. A number of these participants anticipated that the pace would be tapered down around midyear 2013. A few others thought that it would be appropriate for the FOMC to purchase securities at the current pace through the third quarter of 2013 before beginning to adjust the pace, and a few saw the current rate of purchases continuing at least through the end of 2013, with two participants specifying that some purchases would likely extend into 2014. When tapering is priced into the market, the long end of the yield curve will likely steepen, which should create a more favorable reinvesting environment for the Company.
U.S. Employment
After the good employment report for February 2013 of 236,000 jobs added, which dramatically out-paced consensus estimates of 165,000, the March 2013 employment report was weaker than expected. The March 2013 change in nonfarm payroll employment was 88,000 compared to the consensus estimate of 190,000. However, upward revisions to February 2013 may have tempered the impact on rates as the yield on the 10 year U.S. Treasury dropped only five basis points to 1.71% on the news. While the U.S. unemployment rate declined in March to 7.6% from 7.8% in December 2012, the seasonally adjusted participation rate has reached its lowest levels since 1979 at 63.3% in March 2013.
U.S. Housing
The U.S. housing market has continued to improve. U.S. home prices rose 0.6% from December 2012 to January 2013, and have been on an upward trend since February 2012, averaging 0.54% per month. In addition to home prices, housing starts have continued to improve. Building permits hit their highest level since 2008 in February 2013 at 939,000.
Interest Rates
As described above, the actions by the Federal Reserve have flattened the yield curve. Short rates have no room to go down while the Federal Reserve has put pressure on the long end of the curve, bringing the rate on 10 year Treasuries down 36 basis points from 2.21% at March 2012 to 1.85% at March 2013. Below is a graph of the yield curve at March 31, 2013 and March 31, 2012.

U.S. Treasury Yield Curve
4.0
3.5
3.0
2.5
2.0
1.5
1.0
0.5
0.0
3M
6M
1Y
2Y
3Y
5Y
7Y
10Y
30Y
March 2013
March 2012

The spread between the yield on par-priced Fannie Mae Agency RMBS backed by 15 year fixed rate mortgage loans (currently 46% of our Agency RMBS portfolio) and the three year interest rate swap rate (the current weighted average maturity of our interest rate swaps is 2.8 years) has widened since its low in July of 2012.

15 Year Fannie Mae Spread to 3 Year Swaps
1.6
1.4
1.2
1.0
0.8
0.6
0.4
0.2
0.0
Mar-13
Jan-13
Nov-12
Sep-12
Jul-12
May-12
Mar-12

Reinvestment Environment

The below table shows three potential Agency RMBS investments and their respective net interest margins as of April 11, 2013:

	30 Yr. 3.5%	15 Yr. 3%	10X1 ARMS
Asset Yield	2.35%	1.75%	1.50%
Financing Rate	0.40%	0.40%	0.40%
Hedge Cost (1)	0.47%	0.32%	0.25%
Net interest margin	1.48%	1.03%	0.85%

(1) Assumed 5 Year Swap Hedge Ratio	75%	50%	40%
During the three months ended March 31, 2013 the average yield on the Company's purchases of Agency RMBS was 2.09%.
Prepayments

During the three months ended March 31, 2013 our portfolio had an average constant prepayment rate ("CPR") of 17.49%. Using the U.S. 10 year Treasury as a proxy, interest rates rose slightly during the first quarter of 2013, and the mortgage refinance index fluctuated during the quarter in a range of 3,956.6 to 4,916.7.  These market forces have assisted slightly in keeping prepayments down, however, an important component is our diligence examining the prepayment characteristics of every bond in the portfolio. We monitor every bond and react if the prepayment attributes turn negative. This diligence can be seen when comparing our prepayments for the quarter to the respective grouping by vintage ("cohorts"). See below for a table showing our fixed rate portfolio prepayments compared to their respective cohorts for the three months ended March 31, 2013:

Q1 CYS Prepayments
VS. Cohort by Vintage
Weighted Average CPR
Current Face
35.00
30.00
25.00
20.00
15.00
10.00
5.00
0.00
7,000
6,000
5,000
4,000
3,000
2,000
1,000
0
22.20
21.46
14.62
14.46
24.21
25.10
24.63
25.93
3.09
5.48
25.06
31.89
0.31
4.96
6.98
13.47
23.52
12.26
10 YR 3.5%
15 YR 3%
15 YR 3.5%
15 YR 4%
20 YR 3%
20 YR 4.5%
30 YR 3%
30 YR 3.5%
30 YR 4.5%
CYS
Cohort by Vintage
Current Face

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
On September 13, 2012, the Federal Reserve, announced a third round of quantitative easing ("QE3"), which is an open-ended program designed to expand the Federal Reserve's holdings of long-term securities by purchasing an additional $40 billion of Agency RMBS per month until key economic indicators, such as the unemployment rate, show signs of improvement. The Federal Reserve also announced that it would keep the target range for the Federal Funds Rate between zero and 0.25% through at least mid-2015.
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
Dodd-Frank Act
On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") into law. The Dodd-Frank Act is extensive, complicated and comprehensive legislation that impacts practically all aspects of banking and represents a significant overhaul of many aspects of the regulation of the financial services industry. Although many provisions remain subject to further rulemaking, the Dodd-Frank Act implements numerous and far-reaching regulatory changes that affect financial companies, including us and other banks and institutions which are important to our business model. Certain notable rules are, among other things:

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
Qualified Mortgages
The Dodd-Frank Act requires that lenders make a good faith effort to ensure consumers have an ability to repay new mortgage loans based on verified and documented information. To accomplish this, the Dodd-Frank Act created the Consumer Financial Protection Bureau ("CFPB"), which was assigned the responsibility of defining Qualified Mortgage (“QM”). The key factor for lenders and originators is that loans which meet the QM standard give lenders “safe harbor” against future claims that the loans violated “ability to repay” requirements. In January 2013, the CFPB published the definition of a QM. An important part of the QM definition is the cap on how much income can go toward debt: along with the other tests, mortgages made to people who have debt-to-income ratios less than or equal to 43 percent will be considered QM. This requirement helps ensure consumers are borrowing only what they can likely afford and it creates one level of protection for lenders. Before the crisis, many consumers took on mortgages they could not afford based on their incomes, and the QM rules are intended to protect consumers going forward. For a temporary, transitional period, loans that do not have a 43 percent debt-to-income ratio but meet government affordability or other standards, such as eligibility for purchase by Fannie Mae or Freddie Mac, will be considered QMs. Agency RMBS will continue to be a large portion of the overall mortgage market, and we believe that, as a result of this rule-making, it is unlikely that lenders will be willing to make loans without the safe harbor protections of QM.

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
For a discussion of additional risks relating to our business see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on February 15, 2013.
Financial Condition
As of March 31, 2013 and December 31, 2012, the Agency RMBS in our portfolio were purchased at a net premium to their par value due to the average interest rates on these investments being higher than the prevailing market rates at the time of purchase. As of March 31, 2013 and December 31, 2012, we had approximately $864.5 million and $879.6 million, respectively, of unamortized premium included in the cost basis of our investments.
As of March 31, 2013 and December 31, 2012, our Agency RMBS portfolio consisted of the following assets:

March 31, 2013	Par Value	Fair Value	Weighted Average
Asset Type	(in thousands)		Cost/Par	Fair Value/Par	MTR(1)		Coupon	CPR(2)
15 Year Fixed Rate	$8,774,166	$9,228,421	$104.38	$105.18	N/A		2.98%	14.9%
20 Year Fixed Rate	1,059,923	1,112,782	104.94	104.99	N/A		3.16%	5.7%
30 Year Fixed Rate	5,957,689	6,283,218	105.14	105.46	N/A		3.53%	8.8%
Hybrid ARMs	3,282,679	3,438,118	103.70	104.74	74.5		2.64%	15.4%
Total/Weighted Average	$19,074,457	$20,062,539	$104.53	$105.18	74.5	(3)	3.11%	13.4%
December 31, 2012
10 Year Fixed Rate	$207,091	$219,747	$103.60	$106.11	N/A		3.50%	19.4%
15 Year Fixed Rate	11,092,374	11,717,136	104.32	105.63	N/A		3.05%	16.1%
20 Year Fixed Rate	1,087,835	1,148,932	104.96	105.62	N/A		3.17%	10.1%
30 Year Fixed Rate	3,571,692	3,817,488	105.78	106.88	N/A		3.59%	8.9%
Hybrid ARMs	3,722,510	3,900,840	103.54	104.79	74.3		2.71%	19.1%
Total/Weighted Average	$19,681,502	$20,804,143	$104.47	$105.70	74.3	(3)	3.10%	15.8%
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

The CPR of the Company’s Agency RMBS portfolio was approximately 12.1% for the month of April 2013.
Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of March 31, 2013 and December 31, 2012, the average final contractual maturity of the mortgage portfolio is in year 2035 and 2033, respectively. The average expected life of our Agency RMBS reflects the estimated average period of time the securities in the portfolio will remain outstanding. The average expected lives of our Agency RMBS do not exceed five years, based upon the prepayment model obtained through subscription-based financial information service providers. The prepayment model considers current yield, forward yield, the steepness of the yield curve, current mortgage rates, the mortgage rate of the outstanding loan, loan age, margin and volatility. The actual lives of the Agency RMBS in our investment portfolio could be longer or shorter than those estimates depending on the actual prepayment rates experienced over the lives of the applicable securities.
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
We engage in interest rate swaps and caps as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for the term of the swap contract. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based upon a notional amount of principal. Under the most common form of interest rate swap, commonly known as a fixed-floating interest rate swap, a series of fixed interest rate payments on a notional amount of principal is exchanged for a series of floating interest rate payments on such notional amount. In a simple interest rate cap, one investor pays a premium for a notional principal amount based on a capped interest rate (the “cap rate”). When the floating interest rate (the “floating rate”) exceeds the cap rate, the investor receives a payment from the cap counterparty equal to the difference between the floating rate and the cap rate on the same notional principal amount for a specified period of time. Alternatively, an investor may receive a premium and pay the difference in cap rate and floating rate. Below is a summary of our interest rate swaps and caps as of March 31, 2013 and December 31, 2012:

			Weighted Average
March 31, 2013	Number of Contracts	Notional (000's)	Rate	Maturity	Fair Value (000's)
Interest Rate Swaps	24	$8,990,000	1.226%	January 2016	$(82,237)
Interest Rate Caps	11	4,100,000	1.498%	May 2019	159,200

December 31, 2012
Interest Rate Swaps	21	$7,490,000	1.270%	August 2015	$(97,395)
Interest Rate Caps	10	3,400,000	1.622%	July 2019	122,989

The current fair value of interest rate swaps and caps is heavily dependent on the prevailing market fixed rate, the corresponding term structure of floating rates (known as the yield curve) as well as the expectation of changes in future floating rates.
Liabilities
We have entered into repurchase agreements to finance some of our purchases of Agency RMBS. Borrowings under these agreements are secured by our Agency RMBS and bear interest at rates that have historically moved in close relationship to LIBOR. At March 31, 2013, we had approximately $13,760.5 million of liabilities pursuant to repurchase agreements with 25 counterparties that had weighted average interest rates of approximately 0.41%, and a weighted average maturity of 31.7 days. In addition, as of March 31, 2013, we had approximately $4,657.5 million in payable for securities purchased, a portion of which will be financed through repurchase agreements. At December 31, 2012, we had approximately $13,981.3 million million of liabilities pursuant to repurchase agreements with 23 counterparties that had weighted average interest rates of approximately 0.48%, and a weighted average maturity of 19.6 days. In addition, as of December 31, 2012 we had approximately $4,515.5 million in payable for securities purchased, a portion of which was financed through repurchase agreements. Below is a summary of our payable for securities purchased as of March 31, 2013 and December 31, 2012 (in thousands).

March 31, 2013
Forward Settling Purchases	Settle Date	Par Value	Payable
FNMA - 30 Year 3.50% Fixed	4/11/2013	$200,000	$210,319
FNMA - 15 Year 2.50% Fixed	4/16/2013	250,000	258,073
FNMA - 15 Year 3.00% Fixed (a)	4/16/2013	—	17
FNMA - 30 Year 2.44% Hybrid ARM	4/26/2013	30,000	30,993
FNMA - 15 Year 2.50% Fixed	4/30/2013	70,000	72,639
FNMA - 30 Year 3.50% Fixed	5/13/2013	3,240,000	3,403,175
FHLMC - 30 Year 3.50% Fixed	5/13/2013	100,000	104,421
FNMA - 30 Year 3.50% Fixed	6/13/2013	550,000	577,864
		$4,440,000	$4,657,501

December 31, 2012
Forward Settling Purchases	Settle Date	Par Value	Payable
FNMA - 20 Year 3.0% Fixed	1/14/2013	$300,000	$316,122
FNMA - 30 Year 3.5% Fixed	1/14/2013	1,550,000	1,646,880
FNMA - 15 Year 2.5% Fixed	1/17/2013	950,000	993,307
FNMA - 15 Year 3.5% Fixed	1/17/2013	38,000	40,363
FNMA - 15 Year 4.5% Fixed	1/17/2013	16,000	17,232
FNMA - 30 Year 2.43% Hybrid ARM	1/24/2013	25,000	26,234
FNMA - 30 Year 2.60% Hybrid ARM	1/25/2013	50,000	52,259
FNMA - 30 Year 2.15% Hybrid ARM	1/29/2013	100,000	103,542
FNMA - 30 Year 2.57% Hybrid ARM	1/29/2013	82,000	85,618
FNMA - 30 Year 3.5% Fixed	2/12/2013	200,000	212,651
FNMA - 15 Year 2.5% Fixed	2/14/2013	950,000	990,186
FNMA - 30 Year 2.17% Hybrid ARM	2/25/2013	30,000	31,107
		$4,291,000	$4,515,501
_____________

(a)	A corresponding sale of $100.0 million par value was made with the same counterparty with the same settlement date leaving the disclosed net payable for securities purchased.

Summary Financial Data

	Three Months Ended March 31,
(In thousands, except per share numbers)	2013	2012
INVESTMENT INCOME:
Interest income from Agency RMBS	$72,101	$64,147
Other income	1,000	1,222
Total investment income	73,101	65,369
EXPENSES:
Interest	15,031	6,853
Operating expenses	5,553	5,119
Total expenses	20,584	11,972
Net investment income	52,517	53,397
Net gain (loss) from investments	(78,811)	33,150
GAINS AND (LOSSES) FROM SWAP AND CAP CONTRACTS:
Net swap and cap interest income (expense)	(21,956)	(11,506)
Net gain (loss) on termination of swap and cap contracts	8,630	—
Net unrealized appreciation (depreciation) on swap and cap contracts	23,417	(5,923)
Net gain (loss) from swap and cap contracts	10,091	(17,429)
NET INCOME (LOSS)	$(16,203)	$69,118
DIVIDEND ON PREFERRED STOCK	(1,453)	—
NET INCOME (LOSS) AVAILABLE TO COMMON SHARES	$(17,656)	$69,118
Net income (loss) per common share (diluted)	$(0.10)	$0.66
Distributions per common share	$0.32	$0.50

Key Balance Sheet Metrics
Average settled Agency RMBS (1)	$16,066,672	$9,238,905
Average total Agency RMBS (2)	$20,200,479	$11,872,426
Average repurchase agreements (3)	$14,107,740	$8,194,067
Average Agency RMBS liabilities (4)	$18,241,547	$10,827,588
Average net assets (5)	$2,357,333	$1,406,049
Average common shares outstanding (6)	174,864	104,620
Leverage ratio (at period end) (7)	7.8:1	7.7:1

Key Performance Metrics*
Average yield on settled Agency RMBS (8)	1.80%	2.78%
Average yield on total Agency RMBS including drop income (9)	1.97%	2.68%
Average cost of funds and hedge (10)	1.05%	0.90%
Adjusted average cost of funds and hedge (11)	0.81%	0.68%
Interest rate spread net of hedge (12)	0.75%	1.88%
Interest rate spread net of hedge including drop income (13)	1.16%	2.00%
Operating expense ratio (14)	0.94%	1.46%
___________

(1)	The average settled Agency RMBS is calculated by averaging the month end cost basis of settled Agency RMBS during the period.

(2)	The average total Agency RMBS is calculated by averaging the month end cost basis of Agency RMBS during the period.

(3)	The average repurchase agreements are calculated by averaging the month end repurchase agreements balance during the period.

(4)	The average Agency RMBS liabilities are calculated by averaging the month end repurchase agreements balance plus average unsettled Agency RMBS during the period.

(5)	The average net assets are calculated by averaging the month end net assets during the period.

(6)	The average common shares outstanding are calculated by averaging the daily common shares outstanding during the period.

(7)	The leverage ratio is calculated by dividing (i) the Company's repurchase agreements balance plus payable for securities purchased minus receivable for securities sold by (ii) net assets.

(8)	The average yield on settled Agency RMBS for the period is calculated by dividing interest income from Agency RMBS by average settled Agency RMBS.

(9)	The average yield on total Agency RMBS including drop income for the period is calculated by dividing interest income from Agency RMBS plus drop income by average total Agency RMBS.

(10)	The average cost of funds and hedge for the period is calculated by dividing total interest expense, including net swap and cap interest income (expense), by average repurchase agreements.

(11)	The adjusted average cost of funds and hedge for the period is calculated by dividing total interest expense, including net swap and cap interest income (expense), by average Agency RMBS liabilities.

(12)	The interest rate spread net of hedge for the period is calculated by subtracting average cost of funds and hedge from average yield on Agency RMBS.

(13)
The interest rate spread net of hedge including drop income for the period is calculated by subtracting adjusted average cost of funds and hedge from average total yield on Agency RMBS including drop income.

(14)	The operating expense ratio for the period is calculated by dividing operating expenses by average net assets.

*	All percentages are annualized.
.
Core Earnings
Core Earnings represents a non-GAAP financial measure and is defined as net income (loss) available to common shares excluding net gain (loss) from investments, net gain (loss) on termination of swap contracts and net unrealized appreciation (depreciation) on swap and cap contracts. In order to evaluate the effective yield of the portfolio, management uses Core Earnings to reflect the net investment income of our portfolio as adjusted to include the net swap and cap interest income (expense). Core Earnings allows management to isolate the interest income (expense) associated with our swaps and caps in order to monitor and project our borrowing costs and interest rate spread. In addition, management utilizes Core Earnings as a key metric in conjunction with other portfolio and market factors to determine the appropriate leverage and hedging ratios, as well as the overall structure of the portfolio.
We adopted Accounting Standards Codification (“ASC”) 946, Clarification of the Scope of Audit and Accounting Guide Investment Companies (“ASC 946”), prior to its deferral in February 2008, while most, if not all, other public companies that invest only in Agency RMBS have not adopted ASC 946. Under ASC 946, we use financial reporting specified for investment companies, and accordingly, its investments are carried at fair value with changes in fair value included in earnings. Most other public companies that invest only in Agency RMBS include most changes in the fair value of their investments within other comprehensive income not in earnings. As a result, investors are not able to readily compare our results of operations to those of most of our competitors. We believe that the presentation of its Core Earnings is useful to investors because it provides a means to compare our Core Earnings to those of our peers. In addition, because Core Earnings isolates the net swap and cap interest income (expense) it provides investors with an additional metric to identify trends in the our portfolio as they relate to the interest rate environment.
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

(In thousands)	Three Months Ended March 31,
Non-GAAP Reconciliation:	2013	2012
NET INCOME AVAILABLE TO COMMON SHARES	$(17,656)	$69,118
Net (gain) loss from investments	78,811	(33,150)
Net (gain) loss on termination of swap contracts	(8,630)	—
Net unrealized (appreciation) depreciation on swap and cap contracts	(23,417)	5,923
Core Earnings	$29,108	$41,891
Results of Operations
Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012
Net Income Available to Common Shares. Net income available to common shares decreased $86.8 million to a net loss of $17.7 million for the three months ended March 31, 2013, compared to net income of $69.1 million for the three months ended March 31, 2012. The major components of this decrease are detailed below.
Investment Income. Investment income, which primarily consists of interest income on Agency RMBS, increased by $7.7 million to $73.1 million for the three months ended March 31, 2013, as compared to $65.4 million for the three months ended

March 31, 2012. The change in investment income was primarily due to the increased size of our portfolio. During the three months ended March 31, 2013, our average settled Agency RMBS portfolio was $16,066.7 million, compared to $9,238.9 million during the three months ended March 31, 2012. However, the increased income due to the size of our portfolio was partially offset by the decrease in the average settled yield on Agency RMBS. During the three months ended March 31, 2013 and 2012, our average yield on settled Agency RMBS was 1.80% and 2.78%, respectively. The impact of the change in investment income from the increased size of our Agency RMBS portfolio and change in average yield on Agency RMBS portfolio is shown below (in thousands):

Change in Size		Change in Yield		Change in Size & Yield
Change in average settled	$6,827,767	Change in average yield	(0.98)%	Change in average settled	$6,827,767
2012 average yield	2.78%	2012 average settled	9,238,905	Change in average yield	(0.98)%
Change	$47,406	Change	$(22,686)	Change	$(16,766)
				Total change	$7,954
Interest Expense. Interest expense increased $8.2 million to $15.0 million for the three months ended March 31, 2013, as compared to $6.9 million for the three months ended March 31, 2012. The increase was due to the increase in our average amounts outstanding under our repurchase agreements and higher interest rates. During the three months ended March 31, 2013 and 2012, our average repurchase agreements were $14,107.7 million and $8,194.1 million, respectively. In addition, we had an average rate on our repurchase agreements of 0.43% and 0.33% during the three months ended March 31, 2013 and 2012, respectively. The impact of the change in interest expense from the increase in our average repurchase agreements outstanding and change in average rate on repurchase agreements is shown below (in thousands):

Change in Size		Change in Rate			Change in Size & Yield
Change in average outstanding	$5,913,673	Change in average rate	0.09%	(a)	Change in average outstanding	$5,913,673
2012 average rate	0.33%	2012 average outstanding	8,194,067		Change in average rate	0.09%	(a)
Change	$4,946	Change	$1,877		Change	$1,355
					Total change	$8,178
___________

(a)	The average rate on repurchase agreements for the three months ended March 31, 2013 and 2012 was 0.426% and 0.335% respectively. Therefore the change in average rate is calculated as 0.09%.
Operating Expenses. For the three months ended March 31, 2013, operating expenses increased by $0.4 million to $5.6 million compared to $5.1 million for the three months ended March 31, 2012. However, expenses decreased as a percentage of net assets during the three months ended March 31, 2013 to 0.94% compared to 1.46% during the three months ended March 31, 2012. The decrease in expenses as a percentage of net assets was mainly attributable to our larger asset base. Our average net assets were $2,357.3 million and $1,406.0 million during the three months ended March 31, 2013 and 2012, respectively.
Net Gain (Loss) From Investments. Net gain from investments decreased by $112.0 million to a net loss of $78.8 million for the three months ended March 31, 2013, compared to $33.2 million gain for the three months ended March 31, 2012. Net realized gain from investments was $46.7 million for the three months ended March 31, 2013, compared to $5.2 million for the three months ended March 31, 2012. For the three months ended March 31, 2013, prices of Agency RMBS decreased, while for the three months ended March 31, 2012 prices of Agency RMBS increased. However, during the three months ended March 31, 2013, the size of our total Agency RMBS book was significantly larger at an average of $20,200.5 million compared to $11,872.4 million during the three months ended March 31, 2012.

Drop Income is a component of our net gain (loss) from investments on our statement of operations and therefore excluded from Core Earnings. The Company utilizes forward settling transactions for the majority of its purchases. This strategy enables the Company to purchase assets with specified features we consider attractive, such as loan size or geography. In this manner, the Company's investment team is able to more effectively manage prepayment risk, among other potential exposures. Drop income is the difference between the price of settling a transaction at the time the forward transaction is put in place and the price of settling a transaction forward. This difference is also the economic equivalent of the assumed net interest margin (yield minus financing costs) of the bond from trade date to settlement date. During the three months ended March 31, 2013 and 2012 we generated drop income of approximately $27.3 million and $15.4 million, respectively.
During the three months ended March 31, 2013, we sold CLOs with a par value of $11.0 million for a net gain of $5.1 million. We did not sell any CLOs during the three months ended March 31, 2012.
Net Gain (Loss) from Swap and Cap Contracts. Net gain from swap and cap contracts increased by $27.5 million to a gain of $10.1 million for the three months ended March 31, 2013, compared to a loss of $17.4 million for the three months ended March 31, 2012. The increase in net gain on swap and cap contracts was primarily due to the change in swap rates combined with the change in the size of our interest rate swap and cap portfolio. During the three months ended March 31, 2013 and 2012, our average interest rate swap and cap notional amount was $11,815.0 million and $5,440.0 million, respectively. During the three months ended March 31, 2013 and 2012, three year swap rates increased by 4 basis points and decreased by 6 basis points, respectively.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations for repurchase agreements, interest expense on repurchase agreements and the office lease at March 31, 2013 and December 31, 2012 (dollars in thousands).

March 31, 2013	Within One Year	One to Three Years	Three to Five Years	Total
Repurchase agreements	$13,760,475	$—	$—	$13,760,475
Interest expense on repurchase agreements, based on rates at March 31, 2013	9,018	—	—	9,018
Long term operating lease obligation	322	81	—	403
Total	$13,769,815	$81	$—	$13,769,896

December 31, 2012	Within One Year	One to three Years	Three to Five Years	Total
Repurchase agreements	$13,981,307	$—	$—	$13,981,307
Interest expense on repurchase agreements, based on rates at December 31, 2012	15,173	—	—	15,173
Long term operating lease obligation	320	162	—	482
Total	$13,996,800	$162	$—	$13,996,962
We enter into interest rate swap and cap contracts as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for the term of the swap or cap contract. At March 31, 2013 and December 31, 2012, we had interest rate swap and cap contracts with the following counterparties (dollars in thousands):
As of March 31, 2013

Counterparty	Total Notional	Fair Value	Amount At Risk (1)	Weighted Average Maturity in Years
BNP Paribas	$250,000	$614	$1,399	4.4
Credit Suisse International	2,550,000	33,235	19,428	5.6
Deutsche Bank	1,340,000	(7,264)	15,148	2.3
Goldman Sachs	1,800,000	(28,635)	21,503	1.2
ING Capital Markets, LLC	300,000	9,994	94	6.2
Morgan Stanley Capital Markets	750,000	(5,136)	4,673	4.4
Nomura Global Financial Products, Inc.	550,000	(17,428)	6,319	2.3
The Bank of Nova Scotia	750,000	26,606	304	6.1
The Royal Bank of Scotland plc	3,700,000	48,108	43,929	3.5
UBS AG	300,000	10,267	177	6.3
Wells Fargo Bank, N.A.	800,000	6,602	3,910	5.4
Total	$13,090,000	$76,963	$116,884
As of December 31, 2012

Counterparty	Total Notional	Fair Value	Amount At Risk(1)	Weighted Average Maturity in Years
BNP Paribas	$250,000	$26	$2,159	4.7
Credit Suisse International	2,050,000	27,922	13,190	6.0
Deutsche Bank	1,340,000	(10,733)	16,369	2.6
Goldman Sachs	1,800,000	(34,105)	20,416	1.5
ING Capital Markets, LLC	300,000	8,685	585	6.5
Morgan Stanley Capital Markets	1,250,000	29,135	16,474	6.6
Nomura Global Financial Products, Inc.	550,000	(19,629)	6,336	2.6
The Bank of Nova Scotia	250,000	33	1,627	4.7
The Royal Bank of Scotland plc	2,500,000	7,543	9,457	2.4
UBS AG	300,000	9,165	925	6.5
Wells Fargo Bank, N.A.	300,000	7,552	1,449	6.4
Total	$10,890,000	$25,594	$88,987
 _______

(1)	Equal to the fair value of pledged securities plus accrued interest income, minus the fair value of the interest rate swap and cap and accrued interest income and expense.

We enter into certain contracts that contain a variety of indemnification obligations, principally with our brokers and counterparties to interest rate swap contracts and repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of March 31, 2013 and December 31, 2012. In addition, as of March 31, 2013 and December 31, 2012, we had $4,657.5 million and $4,515.5 million payable for securities purchased, respectively, a portion of which either was or will be financed through repurchase agreements. A summary of our payable for securities purchased as of March 31, 2013 and December 31, 2012 is included in the “Financial Condition—Liabilities” section.
Off-Balance Sheet Arrangements
As of March 31, 2013 and December 31, 2012, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2013 and December 31, 2012, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or had any intent to provide funding to any such entities.
Liquidity and Capital Resources
Our primary sources of funds are borrowings under repurchase arrangements and monthly principal repayments and interest payments on our investments. Other sources of funds may include proceeds from debt and equity offerings and asset sales. As of March 31, 2013 and December 31, 2012, we had repurchase agreements totaling $13,760.5 million and $13,981.3 million, respectively, with a weighted average borrowing rate of 0.41% and 0.48%, respectively. In addition, during the three months ended March 31, 2013 and 2012, we received $942.7 million and $543.2 million of principal repayments, respectively, and $74.8 million and $59.0 million of interest payments, respectively. We held cash and cash equivalents of $13.5 million and $13.9 million at March 31, 2013 and December 31, 2012, respectively.
During the three months ended March 31, 2013 and 2012, our operations provided (used) net cash of $229.7 million and $(791.3) million, respectively. During the three months ended March 31, 2013 and 2012, we had net purchases (sales) of securities (net of purchases, sales and principal repayments) of $(435.1) million and $3,906.5 million, respectively. The decrease in net purchases of securities was due to the fact that we did not raise any capital during the three months ended March 31, 2013, while during the three months ended March 31, 2012 we had a public offering of common stock on February 1, 2012 that raised approximately $377.3 million of net proceeds.
Through the DSPP, stockholders may purchase additional shares of common stock by reinvesting some or all of the cash dividends received on shares of common stock. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. We did not issue any shares under the plan during the three months ended March 31, 2013. During the three months ended March 31, 2012 we issued 1,486,699 shares under the plan, respectively, raising approximately $19.9 million of net proceeds. As of March 31, 2013 and December 31, 2012, there were approximately 4.1 million shares available for issuance under the DSPP.

On June 7, 2011 we established the EPP whereby, from time to time, we may publicly offer and sell up to 15.0 million shares of our common stock in at-the-market transactions and/or privately negotiated transactions with JMP Securities LLC acting as sales agent. For the three months ended March 31, 2013 the Company did not issue any shares under the plan. During the three months ended March 31, 2012 we issued 2,959,732 shares under the plan raising approximately $39.7 million. As of March 31, 2013 and December 31, 2012, there were approximately 3.1 million shares of common stock remained available for issuance to be sold under the EPP.
On November 15, 2012, we announced that our board of directors authorized the repurchase of shares of our common stock having an aggregate value of up to $250 million. We intend to repurchase shares only when the purchase price is less than our estimate of our current net asset value per share of our common stock. For the three months ended March 31, 2013, we repurchased 640,791 shares with a weighted average purchase price of $11.81 or approximately $7.6 million in the aggregate. We did not make any repurchases during 2012.
The following tables present certain information regarding our risk exposure on our repurchase agreements as of March 31, 2013 and December 31, 2012 (dollars in thousands):

March 31, 2013

Counterparty	Total Outstanding Borrowings	% of Total	% of Net Assets At Risk (1)	Weighted Average Maturity in Days
Bank of America Securities LLC	$1,031,076	7.5%	2.4%	24
Bank of Nova Scotia	653,583	4.7	0.9	13
Barclays Capital, Inc.	842,450	6.1	1.9	28
BNP Paribas Securities Corp	657,757	4.8	1.5	17
Cantor Fitzgerald & Co.	59,850	0.4	0.0	12
Citigroup Global Markets, Inc.	489,795	3.6	1.2	22
Credit Suisse Securities (USA) LLC	640,302	4.7	1.5	11
Daiwa Securities America, Inc.	306,525	2.2	0.7	51
Deutsche Bank Securities, Inc.	400,043	2.9	1.1	76
Goldman Sachs & Co.	1,036,840	7.5	2.6	44
Guggenheim Liquidity Services, LLC	282,817	2.1	0.7	23
Industrial and Commercial Bank of China Financial Services LLC	817,964	5.9	1.8	21
ING Financial Markets LLC	684,753	5.0	1.7	18
Jefferies & Company, Inc.	116,918	0.8	0.3	54
KGS Alpha Capital Markets	136,593	1.0	0.4	23
LBBW Securities LLC	141,504	1.0	0.4	26
Mitsubishi UFJ Securities (USA), Inc.	598,597	4.4	1.5	27
Mizuho Securities USA, Inc.	523,704	3.8	1.2	37
Morgan Stanley & Co. Inc.	740,673	5.4	1.7	34
Nomura Securities International, Inc.	576,221	4.2	1.3	54
RBC Capital Markets, LLC	824,311	6.0	2.1	71
South Street Securities LLC	375,922	2.7	1.0	40
The Royal Bank of Scotland PLC	186,528	1.4	0.5	11
UBS Securities LLC	738,863	5.4	1.8	41
Wells Fargo Securities, LLC	896,886	6.5	1.4	13
	$13,760,475	100.0%	31.6%

December 31, 2012

Counterparty	Total Outstanding Borrowings	% of Total	% of Net Assets At Risk (1)	Weighted Average Maturity in Days
Bank of America Securities LLC	$1,143,279	8.2%	2.4%	16
Bank of Nova Scotia	660,889	4.7	1.1	12
Barclays Capital, Inc.	1,129,106	8.1	2.3	30
BNP Paribas Securities Corp	662,360	4.7	1.5	17
Citigroup Global Markets, Inc.	463,815	3.3	1.1	21
Credit Suisse Securities (USA) LLC	645,179	4.6	1.2	15
Daiwa Securities America, Inc.	305,954	2.2	0.7	22
Deutsche Bank Securities, Inc.	539,094	3.8	1.4	21
Goldman Sachs & Co.	1,058,174	7.6	2.4	17
Guggenheim Liquidity Services, LLC	281,225	2.0	0.6	22
Industrial and Commercial Bank of China Financial Services LLC	808,414	5.8	1.7	20
ING Financial Markets LLC	377,353	2.7	0.9	14
KGS Alpha Capital Markets	138,697	1.0	0.4	19
LBBW Securities LLC	140,953	1.0	0.3	28
Mitsubishi UFJ Securities (USA), Inc.	627,315	4.5	1.4	17
Mizuho Securities USA, Inc.	520,638	3.7	1.1	18
Morgan Stanley & Co. Inc.	634,179	4.5	1.6	17
Nomura Securities International, Inc.	623,556	4.5	1.5	21
RBC Capital Markets, LLC	791,610	5.7	1.8	17
South Street Securities LLC	375,289	2.7	1.1	18
The Royal Bank of Scotland PLC	167,604	1.2	0.4	9
UBS Securities LLC	936,333	6.7	2.3	38
Wells Fargo Securities, LLC	950,291	6.8	1.3	13
Total	$13,981,307	100.0%	30.5%

____________________

(1)	Equal to the fair value of pledged securities plus accrued interest income, minus the sum of repurchase agreement liabilities and accrued interest expense divided by net assets.
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
We receive margin calls from our repurchase agreement counterparties from time to time in the ordinary course of business similar to other entities in the specialty finance business. We receive two types of margin calls under our repurchase agreements. The first type, which are known as “factor calls,” are margin calls that occur each month and relate to the timing difference between the reduction of principal balances of our Agency RMBS, due to monthly principal payments on the underlying mortgages, and the receipt of the corresponding cash. The second type of margin call we may receive is a “valuation call”, which occurs due to market and interest rate movements. Both factor and valuation margin calls occur if the total value of our assets pledged as collateral to a counterparty drops beyond a threshold level, typically between $100,000 and $500,000. Both types of margin calls require a dollar for dollar restoration of the margin shortfall. Conversely, we may initiate margin calls to our counterparties when the value of our assets pledged as collateral with a counterparty increases above the threshold level, thereby increasing our liquidity. All unrestricted cash and cash equivalents, plus any unpledged securities, are available to satisfy margin calls
As of March 31, 2013 and December 31, 2012, we had approximately $1,484.9 million and $1,519.3 million, respectively, in Agency RMBS, U.S. Treasury securities and cash and cash equivalents available to satisfy future margin calls.

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
Qualitative and Quantitative Disclosures about Short Term Borrowings
The following table discloses quantitative data about our short term borrowings under repurchase agreements during the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
(In millions)	2013	2012
Outstanding at period end	$13,760	$8,235
Weighted average rate at period end	0.41%	0.34%
Average outstanding during period (1)	$14,108	$8,194
Weighted average rate during period	0.43%	0.33%
Largest month end balance during period	$14,544	$8,344

_______________

(1)	Calculated based on the average month end balance during the period.
The rate on repurchase agreements was relatively unchanged during the three months ended March 31, 2013. During the three months ended March 31, 2013, our repurchase agreement balance was within the range of approximately $13.8 billion and $14.5 billion. Because we maintain a portion of our portfolio in the forward market, the amount of securities required to be financed in the repurchase agreement market may fluctuate. However, our overall leverage ratio did not fluctuate significantly, with a ratio of between 7.7 and 7.8 during the quarter.
During the three months ended March 31, 2012, our repurchase agreement balance remained stable. The rate on repurchase agreements was relatively unchanged during the three months ended March 31, 2012 with the weighted average rate during the period of 0.33% compared to 0.34% at period end.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of March 31, 2013 and December 31, 2012, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do believe that risk can be quantified from historical experience and seek to actively manage risk, to earn sufficient compensation to justify taking risks and to maintain capital levels consistent with the risks we undertake. Our board of directors exercises oversight of risk management in many ways, including overseeing our senior management’s risk-related responsibilities and reviewing management and investment policies and performance against these policies and related benchmarks. See “Business—Risk Management” in our annual report on Form 10-K for the fiscal year ended December 31, 2012 for a further discussion of our risk mitigation practices.
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
We are a party to the interest rate swap and contracts as of March 31, 2013 and December 31, 2012 described in detail under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in this quarterly report on Form 10-Q.
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
The following sensitivity analysis table shows the estimated impact of our interest rate-sensitive investments and repurchase agreement liabilities on the fair value of our assets and our net income, exclusive of the effect of changes in fair value on our net income, at March 31, 2013 and December 31, 2012, assuming a static portfolio and that rates instantaneously fall 25, 50 and 75 basis points and rise 25, 50 and 75 basis points.

March 31, 2013

Change in Interest Rates	Projected Change in the Fair Value of Our Assets (excluding hedging instruments)*	Projected Change in the Fair Value of Our Assets (including hedging instruments)*	Projected Change in Our Net Income
- 75 basis points	1.80%	0.71%	10.32%
- 50 basis points	1.56%	0.83%	8.26%
- 25 basis points	0.93%	0.51%	4.13%
No Change	—%	—%	—%
+ 25 basis points	(1.03)%	(0.60)%	(10.32)%
+ 50 basis points	(2.16)%	(1.29)%	(20.65)%
+ 75 basis points	(3.35)%	(2.03)%	(30.97)%
December 31, 2012

Change in Interest Rates	Projected Change in the Fair Value of Our Assets (excluding hedging instruments)*	Projected Change in the Fair Value of Our Assets (including hedging instruments)*	Projected Change in Our Net Income
- 75 basis points	0.74%	(0.08)%	13.32%
- 50 basis points	0.80%	0.24%	10.66%
- 25 basis points	0.56%	0.24%	5.33%
No Change	—%	—%	—%
+ 25 basis points	(0.70)%	(0.37)%	(13.32)%
+ 50 basis points	(1.53)%	(0.86)%	(26.64)%
+ 75 basis points	(2.49)%	(1.45)%	(39.96)%
_____________

*	Analytics provided by The Yield Book® Software
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
There have been no changes in our internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. Other Information
Item 1. Legal Proceedings
The Company is not currently subject to any material legal proceedings.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 15, 2013.
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
_________________
*    Filed herewith.
**    Furnished herewith.

(1)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Assets and Liabilities at March 31, 2013(Unaudited) and December 31, 2012 (Derived from the audited balance sheet at December 31, 2012); (ii) Condensed Statements of Operations (Unaudited) for the three months ended March 31, 2013 and 2012; (iii) Condensed Statement of Changes in Net Assets (Unaudited) for the three months ended March 31, 2013; (iv) Condensed Statements of Cash Flows (Unaudited) for the three months ended March 31, 2013 and 2012; and (v) Condensed Notes to Financial Statements (Unaudited) for the three months ended March 31, 2013. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYS INVESTMENTS, INC.

Dated: April 19, 2013	BY:	/s/ FRANCES R. SPARK
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
__________________
 *     Filed herewith.
**    Furnished herewith.

(1)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Assets and Liabilities at March 31, 2013(Unaudited) and December 31, 2012 (Derived from the audited balance sheet at December 31, 2012); (ii) Condensed Statements of Operations (Unaudited) for the three months ended March 31, 2013 and 2012; (iii) Condensed Statement of Changes in Net Assets (Unaudited) for the three months ended March 31, 2013; (iv) Condensed Statements of Cash Flows (Unaudited) for the three months ended March 31, 2013 and 2012; and (v) Condensed Notes to Financial Statements (Unaudited) for the three months ended March 31, 2013. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.