Form 10-Q
period 2013-06-30
CYS Investments, Inc.
filed 2013-07-19
CIK 1396446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 19, 2013
Common Stock ($0.01 par value)	172,792,521

__________________________________

PART I. Financial Information
Item 1.         Financial Statements
CYS INVESTMENTS, INC.
CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(In thousands, except per share numbers)	June 30, 2013	December 31, 2012*
ASSETS:
Investments in securities, at fair value (including pledged assets of $14,696,745 and $14,831,648, respectively)	$17,218,204	$20,861,718
Derivative assets, at fair value	365,067	124,169
Cash and cash equivalents	11,302	13,882
Receivable for securities sold and principal repayments	4,583,565	10,343
Interest receivable	44,212	46,558
Other assets	1,175	826
Total assets	22,223,525	21,057,496
LIABILITIES:
Repurchase agreements	13,809,319	13,981,307
Derivative liabilities, at fair value	54,242	98,575
Payable for securities purchased	6,126,222	4,515,501
Payable for cash received as collateral	106,742	28,910
Distribution payable	62,530	1,243
Accrued interest payable (including accrued interest on repurchase agreements of $3,293 and $11,717, respectively)	24,810	28,863
Accrued expenses and other liabilities	3,007	435
Total liabilities	20,186,872	18,654,834
Commitments and contingencies (note 6)	—	—
NET ASSETS	$2,036,653	$2,402,662
Net assets consist of:
Preferred Stock, $25.00 par value, 50,000 shares authorized:
Series A Cumulative Redeemable Preferred Stock, (3,000 and 3,000 shares issued and outstanding, respectively, $75,000 in aggregate liquidation preference)	$72,369	$72,369
Series B Cumulative Redeemable Preferred Stock, (8,000 and 0 shares issued and outstanding, respectively, $200,000 in aggregate liquidation preference)	193,550	—
Common Stock, $0.01 par value, 500,000 shares authorized (172,781 and 174,924 shares issued and outstanding, respectively)	1,728	1,749
Additional paid in capital	2,212,529	2,237,512
Retained earnings (accumulated deficit)	(443,523)	91,032
NET ASSETS	$2,036,653	$2,402,662
NET ASSET VALUE PER COMMON SHARE	$10.20	$13.31
__________________
*    Derived from audited financial statements.

See notes to condensed financial statements.

CYS INVESTMENTS, INC.
CONDENSED SCHEDULES OF INVESTMENTS
JUNE 30, 2013 (UNAUDITED)

INVESTMENTS IN SECURITIES – UNITED STATES OF AMERICA

(In thousands)	Face Amount	Fair Value
Fixed Income Securities - 845.4%(c)
Mortgage Pass-Through Agency RMBS - 845.1%(c)
Fannie Mae Pools - 730.9%(c)
2.15%, due 10/1/2042 - 2/1/2043 (a)(b)	$136,770	$137,321
2.18%, due 11/1/2042 (a)(b)	32,020	32,173
2.24%, due 10/1/2042 (a)(b)	48,609	49,214
2.26%, due 11/1/2042 (a)(b)	42,091	42,664
2.34%, due 11/1/2042 (a)(b)	70,341	71,090
2.37%, due 1/1/2043 (a)(b)	94,168	95,341
2.39%, due 10/1/2042 (a)(b)	21,463	21,738
2.40%, due 9/1/2042 (b)	35,425	35,912
2.41%, due 11/1/2042 (a)(b)	69,528	70,526
2.42%, due 9/1/2042 - 1/1/2043 (a)(b)	45,600	46,255
2.43%, due 7/1/2042 - 10/1/2042 (a)(b)	260,162	264,174
2.44%, due 6/1/2042 (a)(b)	50,724	51,536
2.45%, due 11/1/2042 (a)(b)	31,621	31,652
2.50%, due 5/1/2028	11,602	11,684
2.51%, due 10/1/2042 (a)(b)	132,173	134,624
2.59%, due 8/1/2042 (a)(b)	32,449	33,100
2.61%, due 4/1/2042 (a)(b)	33,452	34,159
2.70%, due 6/1/2042 (a)(b)	63,146	64,500
2.79%, due 4/1/2042 (a)(b)	147,912	151,537
2.80%, due 3/1/2042 - 11/1/2042 (a)(b)	178,379	181,394
2.81%, due 2/1/2042 (a)(b)	47,995	49,217
2.83%, due 2/1/2042 (a)(b)	28,908	29,670
2.85%, due 12/1/2041 (a)(b)	47,276	48,601
3.00%, due 2/1/2027 - 7/1/2028 (a)	4,155,940	4,282,349
3.00%, due 2/1/2032 - 1/1/2033 (a)	928,513	938,134
3.00%, due 12/1/2037 (a)	52,405	51,275
3.00%, due 10/1/2042 (a)	43,743	42,454
3.06%, due 9/1/2041 - 6/1/2042 (a)(b)	67,059	68,750
3.23%, due 3/1/2041 (a)(b)	13,518	14,038
3.35%, due 8/1/2041 (a)(b)	23,589	24,497
3.39%, due 5/1/2041 (a)(b)	15,846	16,555
3.50%, due 12/1/2025 - 5/1/2027 (a)	819,794	854,647
3.50%, due 6/1/2042 - 7/1/2043 (a)	5,025,914	5,110,687
3.99%, due 9/1/2039 (a)(b)	9,542	10,135
4.00%, due 1/1/2026 - 6/1/2026 (a)	403,289	425,298
4.00%, due 7/1/2043 - 8/1/2043	976,713	1,016,190
4.50%, due 4/1/2030 - 11/1/2030 (a)	99,541	106,208
4.50%, due 11/1/2041 (a)	222,852	236,114
Total Fannie Mae Pools	14,520,072	14,885,413
Freddie Mac Pools - 109.0%(c)
2.19%, due 2/1/2043 (a)(b)	29,578	29,675
2.22%, due 12/1/2042 (a)(b)	47,795	48,060

CYS INVESTMENTS, INC.
CONDENSED SCHEDULES OF INVESTMENTS - (Continued)
JUNE 30, 2013 (UNAUDITED)

	Face Amount	Fair Value
2.29%, due 11/1/2042 (a)(b)	$96,202	$96,962
2.43%, due 6/1/2042 (a)(b)	36,825	37,474
2.44%, due 4/1/2043 (a)(b)	30,797	30,541
2.45%, due 7/1/2042 (a)(b)	42,250	42,979
2.53%, due 11/1/2042 (a)(b)	43,636	44,502
2.54%, due 7/1/2042 (a)(b)	36,475	37,214
2.56%, due 2/1/2043 (a)(b)	118,113	118,529
2.57%, due 2/1/2043 (a)(b)	47,704	47,898
2.59%, due 3/1/2042 (a)(b)	31,610	32,399
2.79%, due 12/1/2041 (a)(b)	37,984	38,911
3.32%, due 1/1/2041 (a)(b)	31,882	33,373
3.50%, due 4/1/2026 - 2/1/2027 (a)	149,316	155,127
3.50%, due 5/1/2043 - 6/1/2043 (a)	1,061,638	1,077,341
3.50%, due 7/1/2043	300,000	303,844
4.50%, due 12/1/2024 (a)	12,804	13,481
4.50%, due 2/1/2025 - 5/1/2025 (a)	29,562	31,154
Total Freddie Mac Pools	2,184,171	2,219,464
Ginnie Mae Pools - 5.2%(c)
3.50%, due 7/20/2040 (a)(b)	89,988	95,108
4.00%, due 1/20/2040 (a)(b)	10,613	11,274
Total Ginnie Mae Pools	100,601	106,382
Total Mortgage Pass-Through Agency RMBS (Cost - $17,531,518)	16,804,844	17,211,259
Other investments (Cost - $6,945)(d) - 0.3%(c)	6,945	6,945
Total Investments in Securities (Cost - $17,538,463)	$16,811,789	$17,218,204

Interest Rate Cap Contracts - 14.2%(c)
Expiration	Cap Rate	Notional Amount	Fair Value
10/15/2015	1.43%	$300,000	$570
11/8/2015	1.36%	200,000	461
5/23/2019	2.00%	300,000	12,871
6/1/2019	1.75%	300,000	14,595
6/29/2019	1.50%	300,000	17,175
7/2/2019	1.50%	300,000	17,008
7/16/2019	1.25%	500,000	31,481
3/26/2020	1.25%	500,000	39,588
3/30/2020	1.25%	700,000	56,084
5/20/2020	1.25%	500,000	41,071
7/25/2022	1.75%	500,000	57,551
Total Interest Rate Cap Contracts (Cost, $181,083)		$4,400,000	$288,455

CYS INVESTMENTS, INC.
CONDENSED SCHEDULES OF INVESTMENTS - (Continued)
JUNE 30, 2013 (UNAUDITED)

Interest Rate Swap Contracts - (1.1%)(c)(e)
Expiration	Pay Rate	Notional Amount	Fair Value
7/15/2013	1.37%	$300,000	$(127)
12/15/2013	1.31%	400,000	(1,881)
12/16/2013	1.28%	500,000	(2,246)
12/16/2013	1.26%	400,000	(1,798)
12/17/2013	1.32%	400,000	(1,883)
7/1/2014	1.72%	100,000	(1,361)
7/16/2014	1.73%	250,000	(3,561)
8/16/2014	1.35%	200,000	(2,209)
9/23/2014	1.31%	500,000	(5,716)
10/6/2014	1.17%	240,000	(2,368)
2/14/2015	2.15%	500,000	(13,902)
6/2/2016	1.94%	300,000	(10,045)
12/19/2016	1.43%	250,000	(3,735)
4/24/2017	1.31%	500,000	(3,410)
7/13/2017	0.86%	750,000	10,627
9/6/2017	0.77%	250,000	5,077
9/6/2017	0.77%	250,000	5,104
9/6/2017	0.77%	500,000	9,962
11/29/2017(f)	0.87%	500,000	11,482
2/21/2018	1.02%	500,000	9,332
2/27/2018	0.96%	500,000	11,112
4/25/2018(g)	1.01%	500,000	13,916
Interest Rate Swap Contracts (Cost, $0)		$8,590,000	$22,370
__________________
LEGEND

(a)	Securities or a portion of the securities are pledged as collateral for repurchase agreements, interest rate swap contracts, or forward settling transactions.

(b)	The coupon rate shown on floating or adjustable rate securities represents the rate at June 30, 2013.

(c)	Percentage of net assets.

(d)	Comprised of investments that were individually less than 1% of net assets.

(e)	The Company’s interest rate swap contracts receive a floating rate set quarterly to three month LIBOR.

(f)	The interest rate swap effective date is November 29, 2013 and does not accrue any income or expense until that date.

(g)	The interest rate swap effective date is April 25, 2014 and does not accrue any income or expense until that date.

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

CYS INVESTMENTS, INC.
CONDENSED SCHEDULES OF INVESTMENTS - (Continued)
DECEMBER 31, 2012 (UNAUDITED)*

Interest Rate Cap Contracts - 5.1%(c)
Expiration	Cap Rate	Notional Amount	Fair Value
12/30/2014	2.07%	$200,000	$38
10/15/2015	1.43%	300,000	386
11/8/2015	1.36%	200,000	302
5/23/2019	2.00%	300,000	6,714
6/1/2019	1.75%	300,000	7,553
6/29/2019	1.50%	300,000	8,686
7/2/2019	1.50%	300,000	9,165
7/16/2019	1.25%	500,000	17,255
7/16/2022	1.75%	500,000	36,010
7/25/2022	1.75%	500,000	36,880
Total Interest Rate Cap Contracts (Cost, $134,815)		$3,400,000	$122,989

Interest Rate Swap Contracts - (4.1%)(c)(f)
Expiration	Pay Rate	Notional Amount	Fair Value
5/26/2013	1.60%	$100,000	$(529)
6/28/2013	1.38%	300,000	(1,574)
7/15/2013	1.37%	300,000	(1,706)
12/15/2013	1.31%	400,000	(3,773)
12/16/2013	1.26%	400,000	(3,602)
12/16/2013	1.28%	500,000	(4,581)
12/17/2013	1.32%	400,000	(3,838)
7/1/2014	1.72%	100,000	(2,049)
7/16/2014	1.73%	250,000	(5,309)
8/16/2014	1.35%	200,000	(3,246)
9/23/2014	1.31%	500,000	(8,167)
10/6/2014	1.17%	240,000	(3,405)
2/14/2015	2.15%	500,000	(18,564)
6/2/2016	1.94%	300,000	(14,320)
12/19/2016	1.43%	250,000	(7,996)
4/24/2017(g)	1.31%	500,000	(11,556)
7/13/2017	0.86%	750,000	(4,117)
9/6/2017	0.77%	250,000	33
9/6/2017	0.77%	250,000	26
9/6/2017	0.77%	500,000	(243)
11/29/2017(h)	0.87%	500,000	1,121
Interest Rate Swap Contracts (Cost, $0)		$7,490,000	$(97,395)
__________________
LEGEND
* Derived from audited financial statements.

(a)	Securities or a portion of the securities are pledged as collateral for repurchase agreements, interest rate swap contracts or forward settling transactions.

(b)	The coupon rate shown on floating or adjustable rate securities represents the rate at December 31, 2012.

(c)	Percentage of net assets.

(d)	Zero coupon bond, rate shown represents purchase yield.

(e)	Comprised of investments that were individually less than 1% of net assets.

(f)	The Company’s interest rate swap contracts receive a floating rate set quarterly to three month LIBOR.

CYS INVESTMENTS, INC.
CONDENSED SCHEDULES OF INVESTMENTS - (Continued)
DECEMBER 31, 2012 (UNAUDITED)*

(g)	The interest rate swap effective date is April 24, 2013 and does not accrue any income or expense until that date.

(h)	The interest rate swap effective date is November 29, 2013 and does not accrue any income or expense until that date.

See notes to condensed financial statements.

CYS INVESTMENTS, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share numbers)	2013	2012	2013	2012
INVESTMENT INCOME:
Interest income from Agency RMBS	$80,991	$70,352	$153,092	$134,499
Other income	560	1,395	1,560	2,617
Total investment income	81,551	71,747	154,652	137,116
EXPENSES:
Interest	14,047	8,993	29,078	15,846
Compensation and benefits	3,425	3,346	6,745	6,510
General, administrative and other	2,246	1,933	4,479	3,888
Total expenses	19,718	14,272	40,302	26,244
Net investment income	61,833	57,475	114,350	110,872
GAINS AND (LOSSES) FROM INVESTMENTS:
Net realized gain (loss) on investments	(211,418)	61,113	(164,738)	66,286
Net unrealized appreciation (depreciation) on investments	(444,877)	7,473	(570,368)	35,450
Net gain (loss) from investments	(656,295)	68,586	(735,106)	101,736
GAINS AND (LOSSES) FROM SWAP AND CAP CONTRACTS:
Net swap and cap interest income (expense)	(26,699)	(12,687)	(48,655)	(24,193)
Net gain (loss) on termination of swap and cap contracts	7,329	—	15,959	—
Net unrealized appreciation (depreciation) on swap and cap contracts	215,546	(11,669)	238,963	(17,592)
Net gain (loss) from swap and cap contracts	196,176	(24,356)	206,267	(41,785)
NET INCOME (LOSS)	$(398,286)	$101,705	$(414,489)	$170,823
DIVIDENDS ON PREFERRED STOCK	(3,995)	—	(5,448)	—
NET INCOME (LOSS) AVAILABLE TO COMMON SHARES	$(402,281)	$101,705	$(419,937)	$170,823
NET INCOME (LOSS) PER COMMON SHARE BASIC & DILUTED	$(2.32)	$0.87	$(2.42)	$1.54
See notes to condensed financial statements.

CYS INVESTMENTS, INC.
CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(In thousands)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Net income (loss):
Net investment income	$61,833	$114,350
Net realized gain (loss) on investments	(211,418)	(164,738)
Net unrealized appreciation (depreciation) on investments	(444,877)	(570,368)
Net gain (loss) from swap and cap contracts	196,176	206,267
Net income (loss)	(398,286)	(414,489)
Dividends on preferred stock	(3,995)	(5,448)
Net income (loss) available to common shares	(402,281)	(419,937)
Capital transactions:
Net proceeds (payments) from issues and repurchase of common shares	(18,843)	(26,672)
Net proceeds from issuance of preferred shares	193,550	193,550
Distributions to common stockholders	(58,746)	(114,618)
Amortization of share based compensation	897	1,668
Increase (decrease) in net assets from capital transactions	116,858	53,928
Total increase (decrease) in net assets	(285,423)	(366,009)
Net assets:
Beginning of period	2,322,076	2,402,662
End of period	$2,036,653	$2,036,653
See notes to condensed financial statements.

CYS INVESTMENTS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(414,489)	$170,823
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchase of investment securities	(27,414,434)	(11,560,000)
Premium paid on interest rate caps	(91,860)	(44,070)
Proceeds from disposition of investment securities	28,608,802	5,730,437
Proceeds from termination of interest rate swap and cap contracts	50,113	—
Proceeds from paydowns of investment securities	1,632,498	1,194,916
Amortization of share based compensation	1,668	1,398
Amortization of premiums and discounts on investment securities	81,542	39,576
Amortization of premiums on interest rate cap contracts	11,438	2,434
Net realized (gain) loss on investments	164,738	(66,286)
Net (gain) loss on termination of swap and cap contracts	(15,959)	—
Net unrealized (appreciation) depreciation on investments	570,368	(35,450)
Net unrealized (appreciation) depreciation on swap and cap contracts	(238,963)	17,592
Change in assets and liabilities:
Receivable for securities sold and principal repayments	(4,573,222)	(360,033)
Interest receivable	2,346	(7,657)
Other assets	(349)	(331)
Payable for securities purchased	1,610,721	2,594,998
Payable for cash received as collateral	77,832	—
Accrued interest payable	(4,053)	79
Accrued expenses and other liabilities	2,572	1,773
Net cash provided by (used in) operating activities	61,309	(2,319,801)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	70,519,523	34,953,941
Repayments of repurchase agreements	(70,691,511)	(33,071,442)
Net proceeds (payments) from issuance and repurchase of common shares	(26,672)	497,709
Net proceeds from issuance of preferred stock	193,550	—
Distributions paid	(58,779)	(58,069)
Net cash provided by (used in) financing activities	(63,889)	2,322,139
Net increase (decrease) in cash and cash equivalents	(2,580)	2,338
CASH AND CASH EQUIVALENTS - Beginning of period	13,882	11,508
CASH AND CASH EQUIVALENTS - End of period	$11,302	$13,846
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$70,236	$43,535
SUPPLEMENTAL DISCLOSURES OF NONCASH FLOW INFORMATION:
Distributions declared, not yet paid	$62,530	$59,465
See notes to condensed financial statements.

CYS INVESTMENTS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
1. ORGANIZATION
CYS Investments, Inc. (the “Company”) was formed as a Maryland corporation on January 3, 2006, and commenced operations on February 10, 2006. The Company has elected to be taxed and intends to continue to qualify as a real estate investment trust (“REIT”) and is required to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), with respect thereto. Since March 2008, the Company has primarily purchased residential mortgage-backed securities that are issued and the principal and interest of which are guaranteed by a federally chartered corporation (“Agency RMBS”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government such as the Government National Mortgage Association (“Ginnie Mae”), or U.S. Treasuries securities. On December 10, 2012 the Company's board of directors amended and restated its investment guidelines to permit the company to invest in (i) Agency RMBS, (ii) collateralized mortgage obligations issued by a government agency or government-sponsored entity that are collateralized by Agency RMBS and (iii) debt securities issued by the United States Department of Treasury ("U.S. Treasury Securities") or a government sponsored entity that is not backed by collateral but, in the case of government agencies, is backed by the full faith and credit of the U.S. government, and, in the case of government sponsored entities, is backed by the integrity and creditworthiness of the issuer (“US Agency Debentures”). The Company’s common stock, Series A Cumulative Redeemable Preferred Stock, $25.00 liquidation preference (the "Series A Preferred Stock"), and Series B Cumulative Redeemable Preferred Stock, $25.00 liquidation preference (the "Series B Preferred Stock"), trade on the New York Stock Exchange under the symbols “CYS,” "CYS PrA" and "CYS PrB," respectively.
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
The Company's interest rate swap and cap contracts are subject to master netting arrangements. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the swap or cap limited to the fair value of collateral posted in excess of the fair value of the contract. As of June 30, 2013 and December 31, 2012, the Company did not anticipate nonperformance by any counterparty. Should interest rates move unexpectedly, the Company may not achieve the anticipated benefits of the interest rate swap or cap and may realize a loss.
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
Agency RMBS
The Company’s investments in Agency RMBS consist of pass-through certificates backed by fixed rate, monthly reset adjustable-rate loans (“ARMs”) and hybrid ARMs, the principal and interest of which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Hybrid ARMs have interest rates that have an initial fixed period (typically three, five, seven or ten years) and thereafter reset at regular intervals in a manner similar to ARMs.
Forward Settling Transactions
The Company engages in forward settling transactions to purchase certain securities. The Company records forward settling transactions on the trade date and maintains security positions such that sufficient liquid assets will be available to make payment on the settlement date for the securities purchased. Securities purchased on a forward settling basis are carried at fair value and only begin earning interest on the settlement date. Losses may occur on these transactions due to changes in market conditions or the failure of counterparties to perform under the contract. Among other forward settling transactions, the Company from time to time transacts in to-be-announced securities (“TBAs”). As with other forward settling transactions, a seller agrees to issue TBAs at a future date. However, the seller does not specify the particular securities to be delivered.

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
As of June 30, 2013 and December 31, 2012, the Company had pledged Agency RMBS with a fair value of $116.4 million and $10.4 million, respectively, on its open forward settling transactions.
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
Investment Transactions and Income
The Company records its transactions in securities on a trade date basis. Realized gains and losses on securities transactions are recorded on an identified cost basis. Interest income and expense are recorded on the accrual basis. Interest income on Agency RMBS and Agency Debentures is accrued based on outstanding principal amount of the securities and their contractual terms. Interest on collateralized loan obligations ("CLOs") is accrued at a rate determined based on estimated future cash flows and adjusted prospectively as future cash flow amounts are recast. For CLOs placed on nonaccrual status or when the Company cannot reliably estimate cash flows, the cost recovery method is used. Amortization of premium and accretion of discount are recorded using the yield to maturity method, and are included in investment income in the statements of operations. The Company does not estimate prepayments when calculating the yield to maturity. The amount of premium or discount associated with a prepayment is recorded through investment income on the statements of operations as they occur.
Compensation and Benefits
Included in the Company’s compensation and benefits are salaries, incentive compensation, benefits, share based compensation and the expense relating to restricted stock granted to non-employees (prior to the internalization of the Company's management, which became effective on September 1, 2011). The Company accounts for share based compensation using the fair value based methodology prescribed by ASC 718, Share-Based Payment (“ASC 718”). Compensation cost related to restricted common stock issued is measured at its estimated fair value at the grant date and recognized as expense over the vesting period.
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
Recent Accounting Pronouncements
In June 2013, the FASB issued ASU 2013-08, Financial Services-Investment Companies (Topic 946). This update modifies the guidance for Topic 946 for determining whether an entity is an investment company for GAAP purposes. It requires entities that adopted Statement of Position 07-1 prior to its deferral to reassess whether they continue to meet the definition of an investment company for GAAP purposes. The guidance is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013, with retrospective application. Earlier application is prohibited. Management has performed its reassessment and has determined that the Company does not meet the definition of an investment company in accordance with ASC 946 and as a result will need to select and apply other appropriate accounting principles which will change the presentation of the Company's financial statements effective January 1, 2014. Management is still assessing the impact on the Company's financial statements and currently does not expect there will be a material effect on the Company's financial position or results of operations.
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
3. EARNINGS PER SHARE
Components of the computation of basic and diluted EPS were as follows (in thousands except per share numbers):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(398,286)	$101,705	$(414,489)	$170,823
Less preferred stock dividends	(3,995)	—	(5,448)	—
Net income (loss) available to common shares	(402,281)	101,705	(419,937)	170,823
Less dividends paid:
Common shares	(58,442)	(59,087)	(114,029)	(116,779)
Unvested shares	(304)	(378)	(589)	(755)
Undistributed earnings (loss)	(461,027)	42,240	(534,555)	53,289
Basic weighted average shares outstanding:
Common shares	173,252	116,126	173,693	110,039
Basic earnings (loss) per common share:
Distributed earnings	$0.34	$0.51	$0.66	$1.06
Undistributed earnings (loss)	(2.66)	0.36	(3.08)	0.48
Basic earnings (loss) per common share	$(2.32)	$0.87	$(2.42)	$1.54
Diluted weighted average shares outstanding:
Common shares	173,252	116,126	173,693	110,039
Net effect of dilutive stock options (1)	—	—	—	—
	173,252	116,126	173,693	110,039
Diluted earnings (loss) per common share:
Distributed earnings	$0.34	$0.51	$0.66	$1.06
Undistributed earnings (loss)	(2.66)	0.36	(3.08)	0.48
Diluted earnings (loss) per common share	$(2.32)	$0.87	$(2.42)	$1.54
__________________
(1)For the three and six months ended June 30, 2013 and 2012, the Company had an aggregate of 131 stock options outstanding with a weighted average exercise price of $30.00 that were not included in the calculation of EPS, as their inclusion would have been anti-dilutive. These instruments may have a dilutive impact on future EPS.
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

Excluded from the tables below are financial instruments carried on the accompanying financial statements at cost basis, which is deemed to approximate fair value, primarily due to the short duration of these instruments, including cash and cash equivalents, receivables, payables and borrowings under repurchase arrangements with initial terms of 120 days or less. The fair value of these instruments is determined using level two inputs. The following tables provide a summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

June 30, 2013	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Agency RMBS	$—	$17,211,259	$—	$17,211,259
Other Investments	—	—	6,945	6,945
Derivative assets	—	365,067	—	365,067
Total	$—	$17,576,326	$6,945	$17,583,271
Liabilities
Derivative liabilities	$—	$54,242	$—	$54,242

December 31, 2012	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Agency RMBS	$—	$20,804,143	$—	$20,804,143
U.S. Treasury Bills	37,999	—	—	37,999
Other Investments	—	—	19,576	19,576
Derivative assets	—	124,169	—	124,169
Total	$37,999	$20,928,312	$19,576	$20,985,887
Liabilities
Derivative liabilities	$—	$98,575	$—	$98,575
Other investments is comprised of CLOs and real estate assets. The table below presents a reconciliation of changes in other investments classified as Level 3 in the Company’s financial statements for the three and six months ended June 30, 2013 and 2012. CLOs were generally valued using valuations provided by broker quotations. The Company validated the broker quotations using internal discounted cash flow models. The significant unobservable inputs used in the fair value measurement of the Company’s CLOs were prepayment rates, probability of default, and recovery rate in the event of default. Significant changes in any of those inputs in isolation would have resulted in a materially different fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity upon default and a directionally opposite change in the assumption used for prepayment rates. The Company did not own any CLOs as of June 30, 2013. The weighted average inputs to the models as of December 31, 2012 were:

	Constant Prepayment Rate	Default Rate	Recovery Rate	Recovery Lag
December 31, 2012	20%	2%	69%	6 Months

Fair values of real estate assets are valued based on discounted cash flow models. A discussion of the method of fair valuing these assets is included above in Note 2 “Investment Valuation.” The significant unobservable input used in the fair value measurement is capitalization rates, which the Company estimated to be between 4% and 5% at June 30, 2013 and December 31, 2012.

Level 3 Fair Value Reconciliation

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Other investments	2013	2012	2013	2012
Beginning balance level 3 assets	$8,495	$21,415	$19,576	$18,675
Cash payments recorded as a reduction of cost basis	(88)	(1,063)	(324)	(2,118)
Change in net unrealized appreciation (depreciation)	(1,203)	(2,478)	(6,721)	1,317
Net purchases (sales)	(1,550)	6,928	(12,005)	6,928
Net gain (loss) on sales	1,291	—	6,419	—
Transfers into (out of) level 3	—	—	—	—
Ending balance level 3 assets	$6,945	$24,802	$6,945	$24,802

The Agency RMBS portfolio consisted of Agency RMBS as follows:

June 30, 2013	Par Value	Fair Value	Weighted Average
Asset Type	(in thousands)		Cost/Par	Fair Value/Par	MTR(1)	Coupon	CPR(2)
15 Year Fixed Rate	$5,582,309	$5,773,741	$104.51	$103.43	N/A	3.17%	15.2%
20 Year Fixed Rate	1,028,057	1,044,339	104.91	101.58	N/A	3.15%	7.6%
30 Year Fixed Rate	7,683,260	7,837,908	104.30	102.01	N/A	3.59%	7.8%
Hybrid ARMs	2,511,218	2,555,271	103.74	101.75	74.8	2.59%	17.4%
Total/Weighted Average	$16,804,844	$17,211,259	$104.32	$102.42		3.27%	13.5%

December 31, 2012	Par Value	Fair Value	Weighted Average
Asset Type	(in thousands)		Cost/Par	Fair Value/Par	MTR(1)	Coupon	CPR(2)
10 Year Fixed Rate	$207,091	$219,747	$103.60	$106.11	N/A	3.50%	19.4%
15 Year Fixed Rate	11,092,374	11,717,136	104.32	105.63	N/A	3.05%	16.1%
20 Year Fixed Rate	1,087,835	1,148,932	104.96	105.62	N/A	3.17%	10.1%
30 Year Fixed Rate	3,571,692	3,817,488	105.78	106.88	N/A	3.59%	8.9%
Hybrid ARMs	3,722,510	3,900,840	103.54	104.79	74.3	2.71%	19.1%
Total/Weighted Average	$19,681,502	$20,804,143	$104.47	$105.70		3.10%	15.8%
__________________

(1)
MTR, or “Months to Reset” is the weighted average number of months remaining before the fixed rate on a hybrid ARM becomes a variable rate. At the end of the fixed period, the variable rate will be determined by the margin and the pre-specified caps of the ARM. After the fixed period, 100% of the hybrid ARMS in the portfolio reset annually.

(2)
CPR, or “Constant Prepayment Rate,” is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year. Specifically, the constant prepayment rate is an annualized version of the prior three month prepayment rate. Securities with no prepayment history are excluded from this calculation.

As of June 30, 2013 and December 31, 2012, the Company’s Agency RMBS were purchased at a net premium to their par value with approximately $726.9 million and $879.6 million, respectively, of unamortized premium included in their cost basis. The premium purchase price is due to the average coupon interest rates on these investments being higher than prevailing market rates.
Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of June 30, 2013 and December 31, 2012, the average final contractual maturity of the Company’s Agency RMBS portfolio is in year 2037 and 2033, respectively.
In order to mitigate its interest rate exposure, the Company enters into interest rate swap and cap contracts. The Company had the following activity in interest rate swap and cap transactions during the three and six months ended June 30, 2013 and 2012 (in thousands):

Three and Six Months Ended June 30, 2013			Three and Six Months Ended June 30, 2012
Trade Date	Transaction	Notional	Trade Date	Transaction	Notional
February 2013	Opened	$1,500,000	April 2012	Opened	$500,000
March 2013	Terminated	(500,000)	May 2012	Opened	600,000
March 2013	Opened	1,200,000	June 2012	Opened	600,000
April 2013	Opened	500,000	Net Increase		$1,700,000
May 2013	Opened	500,000
May 2013	Matured	(100,000)
June 2013	Terminated	(700,000)
June 2013	Matured	(300,000)
Net Increase		$2,100,000
As of June 30, 2013 and December 31, 2012, the Company had pledged Agency RMBS and U.S Treasury securities with a fair value of $86.5 million and $127.6 million, respectively, as collateral on interest rate swap and cap contracts. The Company had Agency RMBS and U.S. Treasuries of $209.1 million and cash of $106.7 million pledged to it as collateral for its interest rate swap and cap contracts as of June 30, 2013. In addition, the Company had Agency RMBS and U.S. Treasuries of $18.4 million and cash of $28.9 million pledged to it as collateral for its interest rate cap contracts as of December 31, 2012. Below is a summary of our interest rate swap and cap contracts open as of June 30, 2013 and December 31, 2012 and the net gain and loss on swap and cap contracts for the three and six months ended June 30, 2013 and 2012 (in thousands):

Derivatives not designated as hedging instruments under ASC 815(a)
Interest Rate Swap Contracts	Notional Amount	Fair Value	Statement of Assets and Liabilities Location
June 30, 2013	$4,840,000	$(54,242)	Derivative liabilities, at fair value
June 30, 2013	3,750,000	76,612	Derivative assets, at fair value
December 31, 2012	6,490,000	(98,575)	Derivative liabilities, at fair value
December 31, 2012	1,000,000	1,180	Derivative assets, at fair value

Interest Rate Cap Contracts	Notional Amount	Fair Value	Statement of Assets and Liabilities Location
June 30, 2013	$4,400,000	$288,455	Derivative assets, at fair value
December 31, 2012	3,400,000	122,989	Derivative assets, at fair value

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments Under ASC 815(a)	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
Interest rate swap and cap contracts	Net gain (loss) from swap and cap contracts	$196,176	$(24,356)	$206,267	$(41,785)
__________________

(a)	See Note 2 for additional information on the Company’s purpose for entering into interest rate swaps and caps and the decision not to designate them as hedging instruments.
Credit Risk
At June 30, 2013 and December 31, 2012, the Company continued to have minimal exposure to credit losses on its mortgage assets by owning principally Agency RMBS. The payment of principal and interest on Agency RMBS is guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the United States government.
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

June 30, 2013
Outstanding repurchase agreements	$13,809,319
Interest accrued thereon	$3,293
Weighted average borrowing rate	0.39%
Weighted average remaining maturity (in days)	41.9
Fair value of the collateral(1)	$14,493,844

December 31, 2012
Outstanding repurchase agreements	$13,981,307
Interest accrued thereon	$11,717
Weighted average borrowing rate	0.48%
Weighted average remaining maturity (in days)	19.6
Fair value of the collateral(1)	$14,693,645
 __________________

(1)	Collateral for repurchase agreements consists of Agency RMBS, U.S. Treasuries and Agency Debentures.
At June 30, 2013 and December 31, 2012, the Company did not have any borrowings under repurchase agreements where the amount at risk with an individual counterparty exceeded 10% of net assets.
6. COMMITMENTS AND CONTINGENCIES
The Company enters into certain contracts that contain a variety of indemnifications, principally with broker dealers. As of June 30, 2013 and December 31, 2012, no claims have been asserted under these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2013 and December 31, 2012.
7. SHARE CAPITAL
The Company has authorized 500,000,000 shares of common stock having par value of $0.01 per share. As of June 30, 2013 and December 31, 2012, the Company had issued and outstanding 172,780,656 and 174,924,149 shares of common stock, respectively. The Company’s common stock transactions during the six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Shares	Amount	Shares	Amount
Shares sold in public offerings or issued as restricted stock	339	$1,489	37,745	$497,813
Shares issued in reinvestment of distributions	—	—	97	1,294
Shares repurchased or canceled	(2,482)	(26,493)	—	—
Net increase (decrease)	(2,143)	$(25,004)	37,842	$499,107
The Company has authorized 50,000,000 shares of preferred stock having a par value of $0.01 per share. As of June 30, 2013 and December 31, 2012, 3,000,000 shares of 7.75% Series A Preferred Stock ($25.00 liquidation preference) were issued and outstanding. As of June 30, 2013, 8,000,000 shares of 7.50% Series B Preferred Stock ($25.00 liquidation preference) were issued and outstanding. The Series A Preferred Stock and Series B Preferred Stock will not be redeemable before August 3, 2017 and April 30, 2018, respectively, except under circumstances where it is necessary to preserve the Company's qualification as a REIT, for federal income tax purposes and the occurrence of a change of control. On or after August 3, 2017 and April 30, 2018, the Company may, at its option, redeem any or all of the shares of the Series A Preferred Stock and Series B

Preferred Stock, respectively, at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the respective redemption date. The Series A Preferred Stock and Series B Preferred Stock have no stated maturity and are not subject to any sinking fund or mandatory redemption.
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
On April 30, 2013, the Company closed a public offering of 8,000,000 shares of its Series B Preferred Stock, liquidation preference of $25.00 per share, for total net proceeds of approximately $193.6 million, after the underwriting discount and commissions and expenses.
Dividend Reinvestment and Direct Stock Purchase Plan (“DSPP”)
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of common stock by reinvesting some or all of the cash dividends received on shares of common stock.
Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. For the six months ended June 30, 2013 the Company did not issue any shares under the plan. For the six months ended June 30, 2012, the Company issued 3,020,306 shares under the plan raising approximately $41.1 million of net proceeds. As of June 30, 2013 and December 31, 2012, there were approximately 4.1 million shares available for issuance under the plan.
Restricted Stock Awards
For the six months ended June 30, 2013 and 2012, the Company granted 338,942 and 196,456 shares of restricted stock, respectively, to certain of its directors, officers and employees.
Equity Placement Program (“EPP”)
On June 7, 2011, the Company entered into a sales agreement with JMP Securities LLC whereby the Company may, from time to time, publicly offer and sell up to 15.0 million shares of the Company’s common stock through at-the-market transactions and/or privately negotiated transactions. For the six months ended June 30, 2013, the Company did not issue any shares under the plan. For the six months ended June 30, 2012, the Company issued 5,874,936 shares under the plan raising approximately $79.6 million. As of June 30, 2013 and December 31, 2012, approximately 3.1 million shares of common stock remained available for issuance and sale under the sales agreement.
Share Repurchase Program
On November 15, 2012, the Company announced that its board of directors had authorized the repurchase of shares of the Company’s common stock having an aggregate value of up to $250 million. For the six months ended June 30, 2013, the Company repurchased 2,469,468 shares with a weighted average purchase price of $10.64 or approximately $26.3 million in the aggregate. The Company did not make any repurchases during 2012.
8. FINANCIAL HIGHLIGHTS
In accordance with financial reporting requirements applicable to investment companies, the Company has included below certain financial highlight information for the three and six months ended June 30, 2013 and 2012:

	Per Common Share
	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Net asset value, beginning of period	$12.87		$13.14		$13.31		$13.02
Net income (loss):
Net investment income	0.36	(a)	0.49	(a)	0.66	(a)	1.00	(a)
Net gain (loss) from investments and swap and cap contracts	(2.64)	(a)	0.38	(a)	(3.03)	(a)	0.54	(a)
Net income (loss)	(2.28)		0.87		(2.37)		1.54
Dividends on preferred stock	(0.02)	(a)	—		(0.03)	(a)	—
Net income (loss) available to common shares	(2.30)		0.87		(2.40)		1.54
Capital transactions:
Distributions to common stockholders	(0.34)		(0.50)		(0.66)		(1.00)
Issuance/Repurchase of common and preferred shares and amortization of share based compensation	(0.03)	(a)	0.01	(a)	(0.05)	(a)	(0.04)	(a)
Net decrease in net asset value from capital transactions	(0.37)		(0.49)		(0.71)		(1.04)
Net asset value, end of period	$10.20		$13.52		$10.20		$13.52
Net asset value total return (%)	(18.10)%	(b)	6.70%	(b)	(18.41)%	(b)	11.52%	(b)
Market value total return (%)	(18.65)%	(b)	8.98%	(b)	(16.96)%	(b)	12.55%	(b)
Ratios to Average Net Assets
Expenses before interest expense	0.98%	(c)	1.33%	(c)	0.96%	(c)	1.39%	(c)
Total expenses	3.40%	(c)	3.59%	(c)	3.44%	(c)	3.51%	(c)
Net investment income	10.66%	(c)	14.45%	(c)	9.77%	(c)	14.83%	(c)
 __________________

(a)
Calculated based on average shares outstanding during the period. Average shares outstanding include vested and unvested restricted shares and differs from weighted average shares outstanding used in calculating EPS (see Note 3).

(b)	Not computed on an annualized basis.

(c)	Computed on an annualized basis.

9. SUBSEQUENT EVENTS
On July 1, 2013, an aggregate of 11,865 shares of restricted common stock were granted to certain directors as a portion of their compensation for serving on the Company’s board of directors.
The CPR of the Company’s Agency RMBS portfolio was approximately 12.0% for the month of July 2013.

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
Forward Looking Statements
When used in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission (“SEC”) or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and assumptions. The forward-looking statements we make in this Quarterly Report on Form 10-Q include, but are not limited to, statements about the following:

•	the effect of movements in interest rates on our assets and liabilities (including our hedging instruments) and our net income;

•	our investment, financing and hedging strategy and the success of these strategies;

•	the effect of increased prepayment rates on our portfolio;

•	our ability to convert our assets into cash or extend the financing terms related to our assets;

•	the effect of widening credit spreads and/or shifts in the yield curve on the value of our assets and investment strategy;

•	the types of indebtedness we may incur;

•	our ability to quantify risks based on historical experience;

•	our ability to be taxed as a real estate investment trust (“REIT”) and to maintain an exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”);

•	our assessment of counterparty risk;

•	the risk of counterparty defaults;

•	our ability to meet short term liquidity requirements with our cash flow from operations and borrowings;

•	the effect of rising interest rates on economic indicators such as employment and home prices;

•	our liquidity;

•	our asset valuation policies;

•	our distribution policy;

•	changes in the presentation of the Company's financial statements; and

•	the effect of recent U.S. Government actions on interest rates and the housing and credit markets.
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
Overview
We are a specialty finance company created with the objective of achieving consistent risk-adjusted investment income. We seek to achieve this objective by investing, on a leveraged basis, in Agency RMBS. In addition, our investment guidelines permit investments in collateralized mortgage obligations issued by a government agency or government sponsored entity that are collateralized by Agency RMBS (“CMOs”), U.S. Treasury Securities and U.S. Agency Debentures, although we had not invested in any CMOs as of June 30, 2013. We commenced operations in February 2006, and completed our initial public offering in June 2009. Our common stock, our 7.75% Series A Cumulative Redeemable Preferred Stock, $25.00 liquidation preference (the "Series A Preferred Stock"), and our 7.50% Series B Cumulative Redeemable Preferred Stock, $25.00 liquidation preference (the "Series B Preferred Stock"), trade on the New York Stock Exchange under the symbols “CYS,” "CYS PrA" and "CYS PrB," respectively.
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
Trends and Recent Market Impacts
U.S. Macroeconomic
On September 13, 2012, the U.S. Federal Reserve Open Market Committee (the “FOMC” or “Committee”) announced an open-ended program to purchase an additional $40 billion of Agency RMBS per month until the unemployment rate, among other economic indicators, showed signs of improvement. The FOMC anticipated that it would maintain a highly accommodative stance, and keep the target range for the Federal Funds Rate between zero and 0.25% through at least mid-2015. The Federal Reserve provided further guidance to the market in December 2012 that it intended to keep the Federal Funds Rate close to zero while the unemployment rate is above 6.5% and as long as inflation does not rise above 2.5%. In December 2012, the Federal Reserve also announced that it would initially begin purchasing $45 billion of long-term Treasury bonds each month and noted that such amount may increase in the future.
In the April 30-May 1, 2013 FOMC meeting, all but a few of the Committee members agreed to continue purchases of MBS at a pace of $40 billion per month and purchases of longer-term Treasury securities at a pace of $45 billion per month, and retained its forward guidance about the federal funds rate, including thresholds on the unemployment and inflation rates.

On May 22, 2013, the date on which the May FOMC meeting minutes were released, Chairman Bernanke, responding to a question from the U.S. Congress Joint Economic Committee, stated “If we see continued improvement and we have confidence that that's going to be sustained then we could in the next few meetings take a step down in our pace of purchases.” The effect this statement had on the market was for the rate on the 10 Year Treasury to move above 2%, the Primary Mortgage Rate to 3.73 % and for the price of bonds and stocks to decrease significantly.
In the June 18-19, 2013 FOMC meeting, all but a few of the Committee members agreed to continue purchases of MBS at a pace of $40 billion per month and purchases of longer-term Treasury securities at a pace of $45 billion per month, and retained its forward guidance about the federal funds rate, including thresholds on the unemployment and inflation rates..

On June 19, 2013, at the FOMC Press Conference, Chairman Bernanke, responding to a journalist's question referring to a hypothetically optimistic economy, stated “In that case, we would expect probably to slow or moderate purchases some time later this year, and then through the middle of-through the early part of next year, and ending, in that scenario, somewhere in the middle of the year.” Chairman Bernanke's remarks had a more profound impact on the bond markets with the rate on the 10 Year Treasury rising to 2.35% and the Primary Mortgage Rate to 4.24%.

For the period from May 21, 2013 to June 28, 2013 the 10 Year Treasury Rate rose 56 basis points from 1.93% to 2.49% (with a high of 2.61% on June 25, 2013) while the Primary Mortgage Rate rose 74 basis points from 3.65% to 4.39% (with a high of 4.58% on June 25, 2013) reflecting a dislocation of the yields on Agency RMBS and Treasuries.

The Federal Reserve continues to maintain its position that the timing and scope of tapering is dependent upon improving economic indicators. More recently, in a press conference on July 12, 2013, Chairman Bernanke stated that “highly accommodative monetary policy for the foreseeable future is what's needed in the U.S. economy.” Despite this statement, the markets appear to have priced in the expectation that tapering will occur in the near term. While the resulting steepened yield curve creates a more favorable reinvesting environment for the Company, the short-term pricing of Agency RMBS has detached from Treasury securities and swaps, causing a decline in the Company's net assets.
U.S. Employment
For the first six months of 2013, the U.S. economy produced an average of 201,000 jobs a month. In that same period, the U.S. unemployment rate fell from 7.8% at December 31, 2012 to 7.6% at June 30, 2013. However, the participation rate also decreased from 63.6% at December 31, 2012 to 63.5% at June 30, 2013. While these employment figures are positive compared to the 2012 figures, we do not believe they are not indicative of a robust recovery. In addition, the effects of rising interest rates on the consumer and/or employment will likely take several quarters to be reflected in the economic data.
U.S. Housing
The U.S. housing market has continued to improve. According to the Federal Housing Finance Authority ("FHFA") U.S. house price index, U.S. home prices rose 3.7% from December 2012 to April 2013, and have been on an upward trend since February 2012, averaging 0.62% per month. In addition to home prices, housing starts have continued to improve. Building permits hit their highest level since 2008 in March 2013 at 1,005,000, and remained strong at 914,000 in May 2013. Similar to U.S. employment, it is likely the rise in interest rates will slow the housing recovery.
Interest Rates
As described above, the market reactions to the Federal Reserve's actions have created a significant steepening in the yield curve. While short rates have been relatively unchanged, the market's reaction to the possibility of the Federal Reserve tapering large scale asset purchases has pushed the long end of the curve up, bringing the rate on the 10 year Treasury up from 1.85% at March 31, 2013 to 2.49% at June 30, 2013. Below is a graph of the yield curve at June 30, 2013, December 31, 2012 and June 30, 2012.

Reinvestment Environment

The steepening of the yield curve caused by the market's reaction to a possible Federal Reserve asset purchase tapering improved the reinvesting environment as compared to March 31, 2013. The below table shows potential Agency RMBS investments and their respective net interest margins as of July 10, 2013:

	30 Yr. 3.5%	15 Yr. 3%
Asset Yield	3.52%	2.50%
Financing Rate	0.39%	0.39%
Hedge Cost (1)	1.19%	0.45%
Net interest margin	1.94%	1.66%

(1) Assumed 5 Year and 4 Year Swap Hedge Ratio, respectively	88%	62%
During the three months ended June 30, 2013 the average yield on the Company's purchases of Agency RMBS was 2.36%.
Prepayments

During the three months ended June 30, 2013 our portfolio had an average constant prepayment rate ("CPR") of 12.27%.  Using the 10 year Treasury as a proxy, interest rates rose significantly during the second quarter of 2013, and the mortgage refinance index fluctuated during the quarter in a range of 5,230 to 2,560.  The increase in rates has greatly reduced  prepayments, and we expect this to continue as mortgage rates have recently reached three year highs. Thirty year mortgage interest rates have risen from about 3.25% to 4.50% during the quarter, which completely changes the prepayment landscape. We monitor every bond in our portfolio and assess the  relative prepayment attributes.  Due to the recent increase in rates, the focus has shifted from prepayment concerns to extension risk in the portfolio.

Government Activity

On June 25, 2013, Senators Bob Corker (R-TN) and Mark Warner (D-VA), with Senators Mike Johanns (R-NE), Jon Tester (D-MT), Dean Heller (R-NV), Heidi Heitkamp (D-ND), Jerry Moran (R-KS) and Kay Hagan (D-NC), formally introduced the Housing Finance Reform and Taxpayer Protection Act of 2013 (the “Corker-Warner Bill”) into the U.S. Senate. While the current draft of the Corker-Warner Bill will likely undergo significant changes as it is debated, it is expected to serve as a basis of discussion for congressional efforts to reform Fannie Mae and Freddie Mac.
As currently drafted, the Corker-Warner Bill has three key provisions:

i.	the establishment of the Federal Mortgage Insurance Corporation (the “FMIC”);

ii.	the creation of a Mortgage Insurance Fund (the “Fund”); and

iii.	the wind-down of Fannie Mae and Freddie Mac.
The FMIC would be a government guarantor modeled after the Federal Deposit Insurance Corporation (the “FDIC”) in that it would collect insurance premiums and maintain a deposit fund on all outstanding obligations. Every mortgage-backed security issued through the FMIC would have a private investor bearing the first risk of loss and holding at least $0.10 in equity capital for every dollar of risk. This private capital buffer would serve to protect taxpayers from the risk of default on the mortgages underlying securities issued by the FMIC. Thus, the ultimate purpose of the FMIC would be to bring in credit investors to bear the risk of default while providing liquidity, transparency and access to mortgage credit for the housing finance system.
The FHFA would be abolished after the establishment of the FMIC, and all current responsibilities of the FHFA, as well as its resources, would be transferred to the FMIC. In particular, the Corker-Warner Bill specifies that the FMIC would maintain a database of uniform loan-level information on eligible mortgages, develop standard uniform securitization agreements and oversee the common securitization platform currently being developed by the FHFA.
In the event losses due to default on underlying mortgages exceed the first position losses of private credit investors in securities issued by the FMIC, the FMIC would cover such losses out of the Fund. The Corker-Warner Bill specifies that the FMIC would endeavor to attain a reserve balance of 1.25% of the aggregate outstanding principal balance of covered securities within five years of the establishment of the FMIC and 2.50% of such amount within ten years of the establishment of the FMIC. The Fund would be paid with insurance premiums, akin to user fees, paid by private investors with various reporting and transparency requirements.
As currently proposed, the Corker-Warner Bill would revoke the charters of Fannie Mae and Freddie Mac upon the establishment of the FMIC. Fannie Mae and Freddie Mac would wind down as expeditiously as possible while maximizing returns to taxpayers as their assets are sold off.
On July 11, 2013, members of the U.S. House of Representatives introduced the Protecting American Taxpayers and Homeowners Act (“PATH”), a broad financing reform bill that serves as a counterpart to the Corker-Warner Bill. PATH would also revoke the charters of Fannie Mae and Freddie Mac and remove barriers to private investment. However, PATH would maintain the FHFA and give it oversight over a new non-government, not-for-profit National Mortgage Market Utility whose mission would be to develop best practices standards for the private origination, servicing, pooling and securitizing of mortgages and operate a publicly accessible securitization outlet to match loan originators with investors. Additional provisions of PATH include the reduction in size and scope of the Federal Housing Administration (“FHA”), targeting its mission specifically to first-time borrowers and low- and moderate- income borrowers except in periods of significant credit contraction.
There is no way to know if either proposal will become law or, should one of the proposals become law, if or how the enacted law will differ from the current draft of the bill. It is unclear how this proposal would impact housing finance, and what impact, if any, it would have on mortgage REITs.
On October 4, 2012, the FHFA released its white paper entitled "Building a New Infrastructure for the Secondary Mortgage Market" (the “FHFA White Paper”). This release follows up on the FHFA's February 21, 2012 Strategic Plan for Enterprise Conservatorships, which set forth three goals for the next phase of the Fannie Mae and Freddie Mac conservatorships. These three goals are to (i) build a new infrastructure for the secondary mortgage market, (ii) gradually contract Fannie Mae and Freddie Mac's presence in the marketplace while simplifying and shrinking their operations, and (iii) maintain foreclosure prevention activities and credit availability for new and refinanced mortgages.
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
On September 13, 2012, the Federal Reserve announced a third round of quantitative easing ("QE3"), which is an open-ended program designed to expand the Federal Reserve's holdings of long-term securities by purchasing an additional $40 billion of Agency RMBS per month until key economic indicators, such as the unemployment rate, show signs of improvement. The Federal Reserve also announced that it would keep the target range for the Federal Funds Rate between zero and 0.25% through at least mid-2015.
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
Dodd-Frank Act
On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") into law. The Dodd-Frank Act is extensive, complicated and comprehensive legislation that impacts practically all aspects of banking and represents a significant overhaul of many aspects of the regulation of the financial services industry. Although many provisions remain subject to further rulemaking, the Dodd-Frank Act implements numerous and far-reaching regulatory changes that affect financial companies, including us and other banks and institutions which are important to our business model. Certain notable rules are, among other things:

•
Requiring regulation and oversight of large, systemically important financial institutions ("SIFI") by establishing an interagency council on systemic risk and implementation of heightened prudential standards and regulation by the Board of Governors of the Federal Reserve for SIFI (including nonbank financial companies), as well as the implementation of the FDIC resolution procedures for liquidation of large financial companies to avoid market disruption;

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
Financial Condition
As of June 30, 2013 and December 31, 2012, the Agency RMBS in our portfolio were purchased at a net premium to their par value due to the average interest rates on these investments being higher than the prevailing market rates at the time of purchase. As of June 30, 2013 and December 31, 2012, we had approximately $726.9 million and $879.6 million, respectively, of unamortized premium included in the cost basis of our investments.
As of June 30, 2013 and December 31, 2012, our Agency RMBS portfolio consisted of the following assets:

June 30, 2013	Par Value	Fair Value	Weighted Average
Asset Type	(in thousands)		Cost/Par	Fair Value/Par	MTR(1)	Coupon	CPR(2)
15 Year Fixed Rate	$5,582,309	$5,773,741	$104.51	$103.43	N/A	3.17%	15.2%
20 Year Fixed Rate	1,028,057	1,044,339	104.91	101.58	N/A	3.15%	7.6%
30 Year Fixed Rate	7,683,260	7,837,908	104.30	102.01	N/A	3.59%	7.8%
Hybrid ARMs	2,511,218	2,555,271	103.74	101.75	74.8	2.59%	17.4%
Total/Weighted Average	$16,804,844	$17,211,259	$104.32	$102.42		3.27%	13.5%
December 31, 2012
10 Year Fixed Rate	$207,091	$219,747	$103.60	$106.11	N/A	3.50%	19.4%
15 Year Fixed Rate	11,092,374	11,717,136	104.32	105.63	N/A	3.05%	16.1%
20 Year Fixed Rate	1,087,835	1,148,932	104.96	105.62	N/A	3.17%	10.1%
30 Year Fixed Rate	3,571,692	3,817,488	105.78	106.88	N/A	3.59%	8.9%
Hybrid ARMs	3,722,510	3,900,840	103.54	104.79	74.3	2.71%	19.1%
Total/Weighted Average	$19,681,502	$20,804,143	$104.47	$105.70		3.10%	15.8%
 __________________

(1)
MTR, or “Months to Reset” is the weighted average number of months remaining before the fixed rate on a hybrid ARM becomes a variable rate. At the end of the fixed period, the variable rate will be determined by the margin and the pre-specified caps of the ARM. After the fixed period, 100% of the hybrid ARMS in the portfolio reset annually.

(2)
CPR, or “Constant Prepayment Rate” is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year. Specifically, the constant prepayment rate is an annualized version of the prior three month prepayment rate. Securities with no prepayment history are excluded from this calculation.

The CPR of the Company’s Agency RMBS portfolio was approximately 12.0% for the month of July 2013.
As shown in the tables above, the Company repositioned its portfolio from December 2012 to June 2013 so that more of the portfolio consisted of 30 year fixed rate Agency RMBS and less 15 year fixed rate Agency RMBS. Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of June 30, 2013 and

December 31, 2012, the average final contractual maturity of the mortgage portfolio is in year 2037 and 2033, respectively. The average expected life of our Agency RMBS reflects the estimated average period of time the securities in the portfolio will remain outstanding. The average expected lives of our Agency RMBS do not exceed five years, based upon the prepayment model obtained through subscription-based financial information service providers. The prepayment model considers current yield, forward yield, the steepness of the yield curve, current mortgage rates, the mortgage rate of the outstanding loan, loan age, margin and volatility. The actual lives of the Agency RMBS in our investment portfolio could be longer or shorter than those estimates depending on the actual prepayment rates experienced over the lives of the applicable securities.
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
We engage in interest rate swaps and caps as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for the term of the swap contract. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based upon a notional amount of principal. Under the most common form of interest rate swap, commonly known as a fixed-floating interest rate swap, a series of fixed interest rate payments on a notional amount of principal is exchanged for a series of floating interest rate payments on such notional amount. In a simple interest rate cap, one investor pays a premium for a notional principal amount based on a capped interest rate (the “cap rate”). When the floating interest rate (the “floating rate”) exceeds the cap rate, the investor receives a payment from the cap counterparty equal to the difference between the floating rate and the cap rate on the same notional principal amount for a specified period of time. Alternatively, an investor may receive a premium and pay the difference in cap rate and floating rate. Below is a summary of our interest rate swaps and caps as of June 30, 2013 and December 31, 2012:

			Weighted Average
June 30, 2013	Number of Contracts	Notional (000's)	Rate	Maturity	Fair Value (000's)
Interest Rate Swaps	22	$8,590,000	1.215%	March 2016	$22,370
Interest Rate Caps	11	4,400,000	1.443%	September 2019	288,455

December 31, 2012
Interest Rate Swaps	21	$7,490,000	1.270%	August 2015	$(97,395)
Interest Rate Caps	10	3,400,000	1.622%	July 2019	122,989
The current fair value of interest rate swaps and caps is heavily dependent on the prevailing market fixed rate, the corresponding term structure of floating rates (known as the yield curve) as well as the expectation of changes in future floating rates.
Liabilities
We have entered into repurchase agreements to finance some of our purchases of Agency RMBS. Borrowings under these agreements are secured by our Agency RMBS and bear interest at rates that have historically moved in close relationship to LIBOR. At June 30, 2013, we had approximately $13,809.3 million of liabilities pursuant to repurchase agreements with 27 counterparties that had weighted average interest rates of approximately 0.39%, and a weighted average maturity of 41.9 days. In addition, as of June 30, 2013, we had approximately $6,126.2 million in payable for securities purchased, a portion of which will be financed through repurchase agreements. At December 31, 2012, we had approximately $13,981.3 million of liabilities pursuant to repurchase agreements with 23 counterparties that had weighted average interest rates of approximately 0.48%, and a weighted average maturity of 19.6 days. In addition, as of December 31, 2012 we had approximately $4,515.5 million in payable for securities purchased, a portion of which was financed through repurchase agreements. Below is a summary of our payable for securities purchased as of June 30, 2013 and December 31, 2012 (in thousands).

June 30, 2013
Forward Settling Purchases	Settle Date	Par Value	Payable
FHLMC - 30 Year 3.50% Fixed	7/15/2013	$300,000	$314,174
FNMA - 30 Year 3.50% Fixed	7/15/2013	4,052,947	4,251,785
FNMA - 30 Year 4.00% Fixed	7/15/2013	151,713	157,449
FNMA - 15 Year 2.50% Fixed	7/18/2013	500,000	520,232
FNMA - 15 Year 3.00% Fixed	7/18/2013	29,992	30,888
FNMA - 30 Year 4.00% Fixed	8/12/2013	825,000	851,694
		$5,859,652	$6,126,222

December 31, 2012
Forward Settling Purchases	Settle Date	Par Value	Payable
FNMA - 20 Year 3.0% Fixed	1/14/2013	$300,000	$316,122
FNMA - 30 Year 3.5% Fixed	1/14/2013	1,550,000	1,646,880
FNMA - 15 Year 2.5% Fixed	1/17/2013	950,000	993,307
FNMA - 15 Year 3.5% Fixed	1/17/2013	38,000	40,363
FNMA - 15 Year 4.5% Fixed	1/17/2013	16,000	17,232
FNMA - 30 Year 2.43% Hybrid ARM	1/24/2013	25,000	26,234
FNMA - 30 Year 2.60% Hybrid ARM	1/25/2013	50,000	52,259
FNMA - 30 Year 2.15% Hybrid ARM	1/29/2013	100,000	103,542
FNMA - 30 Year 2.57% Hybrid ARM	1/29/2013	82,000	85,618
FNMA - 30 Year 3.5% Fixed	2/12/2013	200,000	212,651
FNMA - 15 Year 2.5% Fixed	2/14/2013	950,000	990,186
FNMA - 30 Year 2.17% Hybrid ARM	2/25/2013	30,000	31,107
		$4,291,000	$4,515,501

Summary Financial Data

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share numbers)	2013	2012	2013	2012
INVESTMENT INCOME:
Interest income from Agency RMBS	$80,991	$70,352	$153,092	$134,499
Other income	560	1,395	1,560	2,617
Total investment income	81,551	71,747	154,652	137,116
EXPENSES:
Interest	14,047	8,993	29,078	15,846
Operating expenses	5,671	5,279	11,224	10,398
Total expenses	19,718	14,272	40,302	26,244
Net investment income	61,833	57,475	114,350	110,872
Net gain (loss) from investments	(656,295)	68,586	(735,106)	101,736
GAINS AND (LOSSES) FROM SWAP AND CAP CONTRACTS:
Net swap and cap interest income (expense)	(26,699)	(12,687)	(48,655)	(24,193)
Net gain (loss) on termination of swap and cap contracts	7,329	—	15,959	—
Net unrealized appreciation (depreciation) on swap and cap contracts	215,546	(11,669)	238,963	(17,592)
Net gain (loss) from swap and cap contracts	196,176	(24,356)	206,267	(41,785)
NET INCOME (LOSS)	$(398,286)	$101,705	$(414,489)	$170,823
DIVIDEND ON PREFERRED STOCK	(3,995)	—	(5,448)	—
NET INCOME (LOSS) AVAILABLE TO COMMON SHARES	$(402,281)	$101,705	$(419,937)	$170,823
Net income (loss) per common share (diluted)	$(2.32)	$0.87	$(2.42)	$1.54
Distributions per common share	$0.34	$0.50	$0.66	$1.00

Key Balance Sheet Metrics
Average settled Agency RMBS (1)	$15,974,500	$10,737,980	$16,067,071	$10,052,857
Average total Agency RMBS (2)	$19,944,791	$13,485,034	$20,091,762	$12,624,329
Average repurchase agreements (3)	$13,871,404	$9,497,267	$14,022,300	$8,932,952
Average Agency RMBS liabilities (4)	$17,841,695	$12,244,321	$18,046,991	$11,504,424
Average net assets (5)	$2,321,128	$1,591,432	$2,341,681	$1,494,876
Average common shares outstanding (6)	174,145	116,881	174,505	110,751
Leverage ratio (at period end) (7)	7.5:1	7.6:1	7.5:1	7.6:1

Key Performance Metrics*
Average yield on settled Agency RMBS (8)	2.03%	2.62%	1.91%	2.68%
Average yield on total Agency RMBS including drop income (9)	2.27%	2.56%	2.12%	2.62%
Average cost of funds and hedge (10)	1.17%	0.91%	1.11%	0.90%
Adjusted average cost of funds and hedge (11)	0.91%	0.71%	0.86%	0.70%
Interest rate spread net of hedge (12)	0.86%	1.71%	0.80%	1.78%
Interest rate spread net of hedge including drop income (13)	1.36%	1.85%	1.26%	1.92%
Operating expense ratio (14)	0.98%	1.33%	0.96%	1.39%
___________

(1)	The average settled Agency RMBS is calculated by averaging the month end cost basis of settled Agency RMBS during the period.

(2)	The average total Agency RMBS is calculated by averaging the month end cost basis of total Agency RMBS during the period.

(3)	The average repurchase agreements are calculated by averaging the month end repurchase agreements balance during the period.

(4)	The average Agency RMBS liabilities are calculated by averaging the month end repurchase agreements balance plus average unsettled Agency RMBS during the period.

(5)	The average net assets are calculated by averaging the month end net assets during the period.

(6)	The average common shares outstanding are calculated by averaging the daily common shares outstanding during the period.

(7)	The leverage ratio is calculated by dividing (i) the Company's repurchase agreements balance plus payable for securities purchased minus receivable for securities sold by (ii) net assets.

(8)	The average yield on settled Agency RMBS for the period is calculated by dividing interest income from Agency RMBS by average settled Agency RMBS.

(9)	The average yield on total Agency RMBS including drop income for the period is calculated by dividing interest income from Agency RMBS plus drop income by average total Agency RMBS.

(10)	The average cost of funds and hedge for the period is calculated by dividing total interest expense, including net swap and cap interest income (expense), by average repurchase agreements.

(11)	The adjusted average cost of funds and hedge for the period is calculated by dividing total interest expense, including net swap and cap interest income (expense), by average Agency RMBS liabilities.

(12)	The interest rate spread net of hedge for the period is calculated by subtracting average cost of funds and hedge from average yield on settled Agency RMBS.

(13)
The interest rate spread net of hedge including drop income for the period is calculated by subtracting adjusted average cost of funds and hedge from average total yield on Agency RMBS including drop income.

(14)	The operating expense ratio for the period is calculated by dividing operating expenses by average net assets.

*	All percentages are annualized.
.
Core Earnings
Core Earnings represents a non-GAAP financial measure and is defined as net income (loss) available to common shares excluding net gain (loss) from investments, net gain (loss) on termination of swap and cap contracts and net unrealized appreciation (depreciation) on swap and cap contracts. In order to evaluate the effective yield of the portfolio, management uses Core Earnings to reflect the net investment income of our portfolio as adjusted to include the net swap and cap interest income (expense). Core Earnings allows management to isolate the interest income (expense) associated with our swaps and caps in order to monitor and project our borrowing costs and interest rate spread. In addition, management utilizes Core Earnings as a key metric in conjunction with other portfolio and market factors to determine the appropriate leverage and hedging ratios, as well as the overall structure of the portfolio.
We adopted Accounting Standards Codification (“ASC”) 946, Clarification of the Scope of Audit and Accounting Guide Investment Companies (“ASC 946”), prior to its deferral in February 2008, while most, if not all, other public companies that invest only in Agency RMBS have not adopted ASC 946. Under ASC 946, we use financial reporting specified for investment companies, and accordingly, its investments are carried at fair value with changes in fair value included in earnings. Most other public companies that invest only in Agency RMBS include most changes in the fair value of their investments within other comprehensive income not in earnings. As a result, investors are not able to readily compare our results of operations to those of most of our competitors. We believe that the presentation of Core Earnings is useful to investors because it provides a means to compare our Core Earnings to those of our peers. In addition, because Core Earnings isolates the net swap and cap interest income (expense) it provides investors with an additional metric to identify trends in the our portfolio as they relate to the interest rate environment.
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

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Non-GAAP Reconciliation:	2013	2012	2013	2012
NET INCOME (LOSS) AVAILABLE TO COMMON SHARES	$(402,281)	$101,705	$(419,937)	$170,823
Net (gain) loss from investments	656,295	(68,586)	735,106	(101,736)
Net (gain) loss on termination of swap and cap contracts	(7,329)	—	(15,959)	—
Net unrealized (appreciation) depreciation on swap and cap contracts	(215,546)	11,669	(238,963)	17,592
Core Earnings	$31,139	$44,788	$60,247	$86,679

Results of Operations

Agency RMBS Market during Second Quarter 2013

In the second quarter of 2013, Agency RMBS markets, and therefore the Company's results, were significantly impacted by, a series of communications made by the Federal Reserve regarding the timing of QE3 tapering. As the perceived likelihood of QE3 tapering increased, Agency RMBS markets reacted, resulting in markedly lower prices. The following table illustrates an example of the recent volatility of Agency RMBS prices and yields:

		Fannie Mae 30 Year 3.5%
Date	Press Release	Price Day Prior to Release	Price Day of Release	Change	Yield Day of Release
May 22, 2013	Minutes of the FOMC	105.359	104.672	(0.687)	2.65%
May 28, 2013	Minutes of the Fed Board's discount rate meetings	104.578	103.516	(1.062)	2.85%
June 19, 2013	The Fed issues FOMC statement	103.328	101.984	(1.344)	3.04%

During the second quarter of 2013, rates on U.S. Treasuries and swaps also increased, however, not of the same magnitude as Agency RMBS yields, causing Agency RMBS prices to decline considerably more than both U.S. Treasuries and interest rate swaps, creating a dislocation between the value of our assets and hedges. For example, from May 22, 2013, the yield on a Fannie Mae 30 Year 3.5% increased 61 basis points to 3.14% at June 30, 2013, while the rate on a 4 year interest rate swap increased only 47 basis points to 1.20% at June 30, 2013.

The impact of the market's reaction to the Federal Reserve's indication of its intention to begin tapering QE3 and the dislocation of Agency RMBS and swap rates on our results of operations is discussed in detail below.
Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012
Net Income (Loss) Available to Common Shares. Net income (loss) available to common shares decreased $504.0 million to a net loss of $402.3 million for the three months ended June 30, 2013, compared to net income of $101.7 million for the three months ended June 30, 2012. The major components of this decrease are detailed below.
Investment Income. Investment income, which primarily consists of interest income on Agency RMBS, increased by $9.9 million to $81.6 million for the three months ended June 30, 2013, as compared to $71.7 million for the three months ended June 30, 2012. The change in investment income was primarily due to the increased size of our portfolio. During the three months ended June 30, 2013, our average settled Agency RMBS portfolio was $15,974.5 million, compared to $10,738.0 million during the three months ended June 30, 2012. However, the increased income due to the size of our portfolio was partially offset by the decrease in the average settled yield on Agency RMBS. During the three months ended June 30, 2013 and 2012, our average yield on settled Agency RMBS was 2.03% and 2.62%, respectively. The impact of the change in investment income from the increased size of our Agency RMBS portfolio and change in average yield on Agency RMBS portfolio is shown below (in thousands):

Change in Size		Change in Yield		Change in Size & Yield
Change in average settled	$5,236,520	Change in average yield	(0.59)%	Change in average settled	$5,236,520
2012 average yield	2.62%	2012 average settled	10,737,980	Change in average yield	(0.59)%
Change	$34,308	Change	$(15,910)	Change	$(7,759)
				Total change	$10,639
Interest Expense. Interest expense increased $5.0 million to $14.0 million for the three months ended June 30, 2013, as compared to $9.0 million for the three months ended June 30, 2012. The increase was due to the increase in our average amounts outstanding under our repurchase agreements and higher interest rates. During the three months ended June 30, 2013 and 2012, our average repurchase agreements were $13,871.4 million and $9,497.3 million, respectively. In addition, we had an average rate on our repurchase agreements of 0.41% and 0.38% during the three months ended June 30, 2013 and 2012, respectively. The impact of the change in interest expense from the increase in our average repurchase agreements outstanding and change in average rate on repurchase agreements is shown below (in thousands):

Change in Size		Change in Rate		Change in Size & Yield
Change in average outstanding	$4,374,137	Change in average rate	0.03%	Change in average outstanding	$4,374,137
2012 average rate	0.38%	2012 average outstanding	9,497,267	Change in average rate	0.03%
Change	$4,142	Change	$624	Change	$288
				Total change	$5,054

Operating Expenses. For the three months ended June 30, 2013, operating expenses increased by $0.4 million to $5.7 million compared to $5.3 million for the three months ended June 30, 2012. However, expenses decreased as a percentage of net assets during the three months ended June 30, 2013 to 0.98%, compared to 1.33% during the three months ended June 30, 2012. The decrease in expenses as a percentage of net assets was mainly attributable to our larger asset base. Our average net assets were $2,321.1 million and $1,591.4 million during the three months ended June 30, 2013 and 2012, respectively.
Net Gain (Loss) From Investments. Net gain from investments decreased by $724.9 million to a net loss of $656.3 million for the three months ended June 30, 2013, compared to a gain of $68.6 million for the three months ended June 30, 2012. For the three months ended June 30, 2013, prices of Agency RMBS decreased, while for the three months ended June 30, 2012 prices of Agency RMBS increased. For example, during the three months ended June 30, 2013 the price of a 30 year 3.5% Agency RMBS decreased $4.063 and during the three months ended June 30, 2012 it increased $2.438. However, during the three months ended June 30, 2013, the size of our total Agency RMBS book was significantly larger at an average of $19,944.8 million compared to $13,485.0 million during the three months ended June 30, 2012. Net realized loss from investments, a component of net gain loss from investments, was $211.4 million for the three months ended June 30, 2013, compared to a gain of $61.1 million for the three months ended June 30, 2012. The net realized loss increased as we sold assets to maintain our leverage ratio during the three months ended June 30, 2013.

Drop income is a component of our net gain (loss) from investments on our statement of operations and therefore excluded from Core Earnings. The Company derives drop income from forward settling transactions. Drop income is the difference between the spot price and the forward settlement price for the same security on the trade date. This difference is also the economic equivalent of the assumed net interest margin (yield minus financing costs) of the bond from trade date to settlement date. During the three months ended June 30, 2013 and 2012, we generated drop income of approximately $32.3 million and $16.0 million, respectively.
During the three months ended June 30, 2013, we sold CLOs with a par value of $2.5 million for a net gain of $1.3 million. We did not sell any CLOs during the three months ended June 30, 2012. As of June 30, 2013, we no longer own any CLOs.
Net Gain (Loss) from Swap and Cap Contracts. Net gain from swap and cap contracts increased by $220.6 million to a gain of $196.2 million for the three months ended June 30, 2013, compared to a loss of $24.4 million for the three months ended June 30, 2012. The increase in net gain on swap and cap contracts was primarily due to the change in swap rates combined with the change in the size of our interest rate swap and cap portfolio. During the three months ended June 30, 2013 and 2012, our average interest rate swap and cap notional amount was $13,415.0 million and $6,265.0 million, respectively. During the three months ended June 30, 2013 and 2012, three year swap rates increased by 28 basis points and decreased by 13 basis points, respectively.
Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012
Net Income (Loss) Available to Common Shares. Net income (loss) available to common shares decreased $590.7 million to a net loss of $419.9 million for the six months ended June 30, 2013, compared to net income of $170.8 million for the six months ended June 30, 2012. The major components of this decrease are detailed below.
Investment Income. Investment income, which primarily consists of interest income on Agency RMBS, increased by $17.6 million to $154.7 million for the six months ended June 30, 2013, as compared to $137.1 million for the six months ended June 30, 2012. The change in investment income was primarily due to the increased size of our portfolio. During the six months ended June 30, 2013, our average settled Agency RMBS portfolio was $16,067.1 million, compared to $10,052.9 million during the six months ended June 30, 2012. However, the increased income due to the size of our portfolio was partially offset by the decrease in the average yield on settled Agency RMBS. During the six months ended June 30, 2013 and 2012, our average yield on settled Agency RMBS was 1.91% and 2.68%, respectively. The impact of the change in investment income from the increased size of our Agency RMBS portfolio and change in average yield on Agency RMBS portfolio is shown below (in thousands):

Change in Size		Change in Yield		Change in Size & Yield
Change in average settled	$6,014,214	Change in average yield	(0.77)%	Change in average settled	$6,014,214
2012 average yield	2.68%	2012 average settled	10,052,857	Change in average yield	(0.77)%
Change	$80,465	Change	$(38,712)	Change	$(23,160)
				Total change	$18,593
Interest Expense. Interest expense increased $13.3 million to $29.1 million for the six months ended June 30, 2013, as compared to $15.8 million for the six months ended June 30, 2012. The increase was due to the increase in our average amounts outstanding under our repurchase agreements and higher interest rates. During the six months ended ended June 30, 2013 and 2012, our average repurchase agreements were $14,022.3 million and $8,933.0 million, respectively. In addition, we had an average rate on our repurchase agreements of 0.41% and 0.35% during the six months ended June 30, 2013 and 2012, respectively. The impact of the change in interest expense from the increase in our average repurchase agreements outstanding and change in average rate on repurchase agreements is shown below (in thousands):

Change in Size		Change in Rate		Change in Size & Yield
Change in average outstanding	$5,089,348	Change in average rate	0.06%	Change in average outstanding	$5,089,348
2012 average rate	0.35%	2012 average outstanding	8,932,952	Change in average rate	0.06%
Change	$9,028	Change	$2,678	Change	$1,526
				Total change	$13,232

Operating Expenses. For the six months ended June 30, 2013, operating expenses increased by $0.8 million to $11.2 million, compared to $10.4 million for the six months ended June 30, 2012. However, expenses decreased as a percentage of net assets during the six months ended June 30, 2013 to 0.96%, compared to 1.39% during the six months ended June 30, 2012. The decrease in expenses as a percentage of net assets was mainly attributable to our larger asset base. Our average net assets were $2,341.7 million and $1,494.9 million during the six months ended June 30, 2013 and 2012, respectively.
Net Gain (Loss) From Investments. Net gain from investments decreased by $836.8 million to a net loss of $735.1 million for the six months ended June 30, 2013, compared to $101.7 million gain for the six months ended June 30, 2012. For the six months ended June 30, 2013, prices of Agency RMBS decreased, while for the six months ended June 30, 2012 prices of Agency RMBS increased. For example, during the six months ended June 30, 2013 the price of a 30 year 3.5% Agency RMBS decreased $5.125 and during the six months ended June 30, 2012 it increased $2.313. However, during the six months ended June 30, 2013, the size of our total Agency RMBS book was significantly larger at an average of $20,091.8 million compared to $12,624.3 million during the six months ended June 30, 2012. Net realized loss from investments, a component of net gain loss from investments, was $164.7 million for the six months ended June 30, 2013, compared to a gain of $66.3 million for the six months ended June 30, 2012. This increased as we sold assets to maintain our leverage ratio during the six months ended June 30, 2013.

During the six months ended June 30, 2013 and 2012, we generated drop income of approximately $59.6 million and $31.0 million, respectively.
During the six months ended June 30, 2013, we sold CLOs with a par value of $13.5 million for a net gain of $6.4 million. We did not sell any CLOs during the six months ended June 30, 2012. As of June 30, 2013 we no longer own any CLOs.
Net Gain (Loss) from Swap and Cap Contracts. Net gain from swap and cap contracts increased by $248.1 million to a gain of $206.3 million for the six months ended June 30, 2013, compared to a loss of $41.8 million for the six months ended June 30, 2012. The increase in net gain on swap and cap contracts was primarily due to the change in swap rates combined with the change in the size of our interest rate swap and cap portfolio. During the six months ended June 30, 2013 and 2012, our average interest rate swap and cap notional amount was $12,547.1 million and $5,911.4 million, respectively. During the six months ended June 30, 2013 and 2012, three year swap rates increased by 32 basis points and decreased by 20 basis points, respectively.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations for repurchase agreements, interest expense on repurchase agreements and the office lease at June 30, 2013 and December 31, 2012 (dollars in thousands).

June 30, 2013	Within One Year	One to Three Years	Three to Five Years	Total
Repurchase agreements	$13,809,319	$—	$—	$13,809,319
Interest expense on repurchase agreements, based on rates at June 30, 2013	9,454	—	—	9,454
Long term operating lease obligation	324	—	—	324
Total	$13,819,097	$—	$—	$13,819,097

December 31, 2012	Within One Year	One to three Years	Three to Five Years	Total
Repurchase agreements	$13,981,307	$—	$—	$13,981,307
Interest expense on repurchase agreements, based on rates at December 31, 2012	15,173	—	—	15,173
Long term operating lease obligation	320	162	—	482
Total	$13,996,800	$162	$—	$13,996,962
We enter into interest rate swap and cap contracts as a means of mitigating our interest rate risk in forecasted interest expense associated with repurchase agreements for the term of the swap or cap contract. Effective June 2013, we began clearing interest rate swaps on exchanges, such as the Chicago Mercantile Exchange. For interest rate swaps cleared on the exchanges, we will no longer face the original trade counterparty, but will instead face the exchange. This should greatly reduce the risk of counterparty default for us. However, we will continue to have credit exposure to banks and broker dealers on our interest rate caps and swaps that are not cleared on an exchange. At June 30, 2013 and December 31, 2012, we had the following interest rate swap and cap contracts not cleared on an exchange (dollars in thousands):

As of June 30, 2013

Counterparty	Total Notional	Fair Value	Amount At Risk (1)	Weighted Average Maturity in Years
Barclays Bank plc	$1,000,000	$54,987	$(1,542)	5.9
BNP Paribas	250,000	5,077	4,512	4.2
Credit Suisse International	2,050,000	77,639	5,957	5.5
Deutsche Bank	1,340,000	3,502	13,982	2.1
Goldman Sachs	1,800,000	(23,298)	18,664	1.0
ING Capital Markets, LLC	300,000	17,175	775	6.0
Morgan Stanley Capital Markets	750,000	7,746	3,890	4.1
Nomura Global Financial Products, Inc.	550,000	(13,606)	6,036	2.1
The Bank of Nova Scotia	750,000	44,692	(1,928)	5.9
The Royal Bank of Scotland plc	3,100,000	95,975	137	3.7
UBS AG	300,000	17,008	818	6.0
Wells Fargo Bank, N.A.	300,000	14,595	(729)	5.9
Total	$12,490,000	$301,492	$50,572

As of December 31, 2012

Counterparty	Total Notional	Fair Value	Amount At Risk(1)	Weighted Average Maturity in Years
BNP Paribas	$250,000	$26	$2,159	4.7
Credit Suisse International	2,050,000	27,922	13,190	6.0
Deutsche Bank	1,340,000	(10,733)	16,369	2.6
Goldman Sachs	1,800,000	(34,105)	20,416	1.5
ING Capital Markets, LLC	300,000	8,685	585	6.5
Morgan Stanley Capital Markets	1,250,000	29,135	16,474	6.6
Nomura Global Financial Products, Inc.	550,000	(19,629)	6,336	2.6
The Bank of Nova Scotia	250,000	33	1,627	4.7
The Royal Bank of Scotland plc	2,500,000	7,543	9,457	2.4
UBS AG	300,000	9,165	925	6.5
Wells Fargo Bank, N.A.	300,000	7,552	1,449	6.4
Total	$10,890,000	$25,594	$88,987
 _______

(1)	Equal to the fair value of pledged securities plus accrued interest income, minus the fair value of the interest rate swap and cap and accrued interest income and expense.

We enter into certain contracts that contain a variety of indemnification obligations, principally with our brokers and counterparties to interest rate swap contracts and repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of June 30, 2013 and December 31, 2012. In addition, as of June 30, 2013 and December 31, 2012, we had $6,126.2 million and $4,515.5 million payable for securities purchased, respectively, a portion of which either was or will be financed through repurchase agreements. A summary of our payable for securities purchased as of June 30, 2013 and December 31, 2012 is included in the “Financial Condition—Liabilities” section.
Off-Balance Sheet Arrangements
As of June 30, 2013 and December 31, 2012, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Further, as of June 30, 2013 and December 31, 2012, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or had any intent to provide funding to any such entities.
Liquidity and Capital Resources
As of June 30, 2013 and December 31, 2012, we had approximately $1,332.9 million and $1,519.3 million, respectively, in Agency RMBS, U.S. Treasury securities and cash and cash equivalents available to satisfy future margin calls. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future.
Our primary sources of funds are borrowings under repurchase arrangements and monthly principal repayments and interest payments on our investments. Other sources of funds may include proceeds from debt and equity offerings and asset sales. As of June 30, 2013 and December 31, 2012, we had repurchase agreements totaling $13,809.3 million and $13,981.3 million, respectively, with a weighted average borrowing rate of 0.39% and 0.48%, respectively. In addition, during the six months ended June 30, 2013 and 2012, we received $1,632.5 million and $1,194.9 million of principal repayments, respectively, and $156.9 million and $129.5 million of interest payments, respectively. We held cash and cash equivalents of $11.3 million and $13.9 million at June 30, 2013 and December 31, 2012, respectively.
During the six months ended June 30, 2013 and 2012, our operations provided (used) net cash of $61.3 million and $(2,319.8) million, respectively. During the six months ended June 30, 2013 and 2012, we had net purchases (sales) of securities (net of purchases, sales and principal repayments) of $(2,826.9) million and $4,634.6 million, respectively. As prices of Agency RMBS declined in the second quarter of 2013, we took a prudent risk management approach and maintained our leverage discipline by selling Agency RMBS to maintain our leverage at its current level of 7.5 to one at June 30, 2013. During the six months ended June 30, 2013, we maintained a liquidity level greater than 44% of net assets.
Through the DSPP, stockholders may purchase additional shares of common stock by reinvesting some or all of the cash dividends received on shares of common stock. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. We did not issue any shares under the plan during the six months ended June 30, 2013. During the six months ended June 30, 2012 we issued 3.0 million shares under the plan, raising approximately $41.1 million of net proceeds. As of June 30, 2013 and December 31, 2012, there were approximately 4.1 million shares available for issuance under the DSPP.
On June 7, 2011 we established the EPP whereby, from time to time, we may publicly offer and sell up to 15.0 million shares of our common stock in at-the-market transactions and/or privately negotiated transactions with JMP Securities LLC acting as sales agent. For the six months ended June 30, 2013, we did not issue any shares under the plan. During the six months ended June 30, 2012, we issued 5.9 million shares under the plan raising approximately $79.6 million. As of June 30, 2013 and December 31, 2012, there were approximately 3.1 million shares of common stock remained available for issuance under the EPP.
On November 15, 2012, we announced that our board of directors authorized the repurchase of shares of our common stock having an aggregate value of up to $250 million. We intend to repurchase shares only when the purchase price is less than our estimate of our current net asset value per share of our common stock. For the six months ended June 30, 2013, we repurchased 2,469,468 shares with a weighted average purchase price of $10.64, or approximately $26.3 million in the aggregate. We did not make any repurchases during 2012.
The following tables present certain information regarding our risk exposure on our repurchase agreements as of June 30, 2013 and December 31, 2012 (dollars in thousands):

June 30, 2013

Counterparty	Total Outstanding Borrowings	% of Total	% of Net Assets At Risk (1)	Weighted Average Maturity in Days
Bank of America Securities LLC	$894,094	6.5%	2.3%	27
Barclays Capital, Inc.	938,756	6.8	2.3	39
BNP Paribas Securities Corp	957,722	6.9	2.5	36
Cantor Fitzgerald & Co.	75,696	0.5	0.2	15
Citigroup Global Markets, Inc.	522,427	3.8	1.4	83
Credit Suisse Securities (USA) LLC	642,940	4.7	1.7	43
CRT Capital Group LLC	45,046	0.3	0.1	15
Daiwa Securities America, Inc.	308,874	2.2	0.8	52
Deutsche Bank Securities, Inc.	378,037	2.7	1.1	18
Goldman Sachs & Co.	707,348	5.1	1.7	44
Guggenheim Liquidity Services, LLC	303,902	2.2	0.8	28
Industrial and Commercial Bank of China Financial Services LLC	822,802	6.0	2.2	30
ING Financial Markets LLC	712,633	5.2	2.0	42
Jefferies & Company, Inc.	65,541	0.5	0.2	43
J.P. Morgan Securities LLC	258,233	1.9	0.5	15
KGS Alpha Capital Markets	119,065	0.9	0.4	86
LBBW Securities LLC	134,808	1.0	0.4	24
Mitsubishi UFJ Securities (USA), Inc.	582,819	4.2	1.6	51
Mizuho Securities USA, Inc.	528,177	3.8	1.4	48
Morgan Stanley & Co. Inc.	732,724	5.3	1.9	51
Nomura Securities International, Inc.	536,926	3.9	1.4	80
RBC Capital Markets, LLC	803,772	5.8	2.3	54
The Royal Bank of Scotland PLC	189,697	1.4	0.5	10
Bank of Nova Scotia	654,350	4.7	1.1	44
South Street Securities LLC	370,565	2.7	1.3	40
UBS Securities LLC	648,274	4.7	1.8	61
Wells Fargo Securities, LLC	874,091	6.3	1.4	12
	$13,809,319	100.0%	35.3%

December 31, 2012

Counterparty	Total Outstanding Borrowings	% of Total	% of Net Assets At Risk (1)	Weighted Average Maturity in Days
Bank of America Securities LLC	$1,143,279	8.2%	2.4%	16
Bank of Nova Scotia	660,889	4.7	1.1	12
Barclays Capital, Inc.	1,129,106	8.1	2.3	30
BNP Paribas Securities Corp	662,360	4.7	1.5	17
Citigroup Global Markets, Inc.	463,815	3.3	1.1	21
Credit Suisse Securities (USA) LLC	645,179	4.6	1.2	15
Daiwa Securities America, Inc.	305,954	2.2	0.7	22
Deutsche Bank Securities, Inc.	539,094	3.8	1.4	21
Goldman Sachs & Co.	1,058,174	7.6	2.4	17
Guggenheim Liquidity Services, LLC	281,225	2.0	0.6	22
Industrial and Commercial Bank of China Financial Services LLC	808,414	5.8	1.7	20
ING Financial Markets LLC	377,353	2.7	0.9	14
KGS Alpha Capital Markets	138,697	1.0	0.4	19
LBBW Securities LLC	140,953	1.0	0.3	28
Mitsubishi UFJ Securities (USA), Inc.	627,315	4.5	1.4	17
Mizuho Securities USA, Inc.	520,638	3.7	1.1	18
Morgan Stanley & Co. Inc.	634,179	4.5	1.6	17
Nomura Securities International, Inc.	623,556	4.5	1.5	21
RBC Capital Markets, LLC	791,610	5.7	1.8	17
South Street Securities LLC	375,289	2.7	1.1	18
The Royal Bank of Scotland PLC	167,604	1.2	0.4	9
UBS Securities LLC	936,333	6.7	2.3	38
Wells Fargo Securities, LLC	950,291	6.8	1.3	13
Total	$13,981,307	100.0%	30.5%

____________________

(1)	Equal to the fair value of pledged securities plus accrued interest income, minus the sum of repurchase agreement liabilities and accrued interest expense divided by net assets.
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
We receive margin calls from our repurchase agreement counterparties from time to time in the ordinary course of business similar to other entities in the specialty finance business. We receive two types of margin calls under our repurchase agreements. The first type, which are known as “factor calls,” are margin calls that occur each month and relate to the timing difference between the reduction of principal balances of our Agency RMBS, due to monthly principal payments on the underlying mortgages, and the receipt of the corresponding cash. The second type of margin call we may receive is a “valuation call”, which occurs due to market and interest rate movements. Both factor and valuation margin calls occur if the total value of our assets pledged as collateral to a counterparty drops beyond a threshold level, typically between $100,000 and $500,000. Both types of margin calls require a dollar for dollar restoration of the margin shortfall. Conversely, we may initiate margin calls to our counterparties when the value of our assets pledged as collateral with a counterparty increases above the threshold level, thereby increasing our liquidity. All unrestricted cash and cash equivalents, plus any unpledged securities, are available to satisfy margin calls.

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
Qualitative and Quantitative Disclosures about Short Term Borrowings
The following table discloses quantitative data about our short term borrowings under repurchase agreements during the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Outstanding at period end	$13,809	$9,763	$13,809	$9,763
Weighted average rate at period end	0.39%	0.39%	0.39%	0.39%
Average outstanding during period (1)	$13,871	$9,497	$14,022	$8,933
Weighted average rate during period	0.41%	0.38%	0.41%	0.35%
Largest month end balance during period	$14,050	$9,996	$14,544	$9,996

_______________

(1)	Calculated based on the average month end balance during the period.
The Company maintained consistent borrowing levels throughout the periods shown above. The Company's borrowing rates were stable during the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013. However, for the six months ended June 30, 2012 the Company's borrowing rate was lower by four basis points at 0.35% as compared to 0.39% at June 30, 2012. This is consistent with the change in short rates during the period. During the six months ended June 30, 2012, one month LIBOR decreased five basis points ending at 0.25% at June 30, 2012.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of June 30, 2013 and December 31, 2012, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do believe that risk can be quantified from historical experience and seek to actively manage risk, to earn sufficient compensation to justify taking risks and to maintain capital levels consistent with the risks we undertake. Our board of directors exercises oversight of risk management in many ways, including overseeing our senior management’s risk-related responsibilities and reviewing management and investment policies and performance against these policies and related benchmarks. See “Business—Risk Management” in our annual report on Form 10-K for the fiscal year ended December 31, 2012 for a further discussion of our risk mitigation practices.
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
We are a party to the interest rate swap and cap contracts as of June 30, 2013 and December 31, 2012 described in detail under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in this quarterly report on Form 10-Q.
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
The following sensitivity analysis table shows the estimated impact of our interest rate-sensitive investments and repurchase agreement liabilities on the fair value of our assets and our net income, exclusive of the effect of changes in fair value on our net income, at June 30, 2013 and December 31, 2012, assuming a static portfolio and that rates instantaneously fall 25, 50 and 75 basis points and rise 25, 50 and 75 basis points.

June 30, 2013

Change in Interest Rates	Projected Change in the Fair Value of Our Assets (excluding hedging instruments)*	Projected Change in the Fair Value of Our Assets (including hedging instruments)*	Projected Change in Our Net Income
- 75 basis points	3.06%	1.70%	9.70%
- 50 basis points	2.29%	1.42%	7.45%
- 25 basis points	1.27%	0.75%	3.03%
No Change	—%	—%	—%
+ 25 basis points	(1.32)%	(0.79)%	(12.77)%
+ 50 basis points	(2.67)%	(1.62)%	(24.06)%
+ 75 basis points	(4.05)%	(2.45)%	(35.34)%
December 31, 2012

Change in Interest Rates	Projected Change in the Fair Value of Our Assets (excluding hedging instruments)*	Projected Change in the Fair Value of Our Assets (including hedging instruments)*	Projected Change in Our Net Income
- 75 basis points	0.74%	(0.08)%	13.32%
- 50 basis points	0.80%	0.24%	10.66%
- 25 basis points	0.56%	0.24%	5.33%
No Change	—%	—%	—%
+ 25 basis points	(0.70)%	(0.37)%	(13.32)%
+ 50 basis points	(1.53)%	(0.86)%	(26.64)%
+ 75 basis points	(2.49)%	(1.45)%	(39.96)%
_____________

*	Analytics provided by The Yield Book® Software
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
There have been no changes in our internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. Other Information
Item 1. Legal Proceedings
The Company is not currently subject to any material legal proceedings.
Item 1A. Risk Factors

Separate legislation has been introduced in both houses of the U.S. congress, which would, among other things, revoke the charters of Fannie Mae and Freddie Mac, and we could be materially adversely affected if these proposed laws were enacted.

On June 25, 2013, a bipartisan group of senators introduced the Housing Finance Reform and Taxpayer Protection Act of 2013, which may serve as a catalyst for congressional discussion on the reform of Fannie Mae and Freddie Mac, to the U.S. Senate.  On July 11, 2013, members of the House Committee on Financial Services introduced the Protecting American Taxpayers and Homeowners Act to the U.S. House of Representatives.

While the two bills are distinguishable in many respects, they have some notable commonalities. Both bills call for the revocation of the charters of Fannie Mae and Freddie Mac and seek to increase the opportunities for private capital to participate in, and consequently bear the risk of loss in connection with, government-guaranteed mortgage back securities. Both bills also have considerable support in their respective houses of Congress, which suggests that efforts to reform and possibly eliminate Fannie Mae and Freddie Mac may be gaining momentum.

The passage of any new legislation affecting Fannie Mae and Freddie Mac may create market uncertainty and reduce the actual or perceived credit quality of securities issued or guaranteed by the U.S. government through a new or existing successor entity to Fannie Mae and Freddie Mac. If the charters of Fannie Mae and Freddie Mac were revoked, it is unclear what effect, if any, this would have on the value of the existing Fannie Mae and Freddie Mac Agency RMBS.  It is also possible that the above-referenced proposed legislation, if made law, could adversely impact the market for securities issued or guaranteed by the U.S. government and the spreads at which they trade.  The foregoing could materially adversely affect the pricing, supply, liquidity and value of our target assets and otherwise materially adversely affect our business, operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures

None.
Item 5. Other Information
None.
Item 6. Exhibits

(a)	Exhibits.

Exhibit Number	Description of Exhibit

3.1‡	Articles Supplementary of 7.50% Series B Cumulative Redeemable Preferred Stock

3.2*	Articles Supplementary Reclassifying Authorized but Unissued Shares of Preferred Stock

4.1‡	Form of Certificate for 7.50% Series B Cumulative Redeemable Preferred Stock

10.1†*	2013 Stock Incentive Plan

10.2†*	Form of Restricted Stock Award Agreements for Directors

10.3†*	Form of Restricted Stock Award Agreement for Employees with Employment Agreements

10.4†*	Form of Restricted Stock Award Agreement for Employees without Employment Agreements

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 101.INS XBRL	Instance Document (1)

Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document (1)

Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)

Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (1)

Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)

Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)
_________________
*    Filed herewith.
**    Furnished herewith.
†    Compensatory plan or arrangement.

‡	Incorporated by reference from the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2013.

(1)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Statements of Assets and Liabilities at June 30, 2013 (Unaudited) and December 31, 2012 (Derived from the audited balance sheet at December 31, 2012); (ii) Condensed Statements of Operations (Unaudited) for the three and six months ended June 30, 2013 and 2012; (iii) Condensed Statements of Changes in Net Assets (Unaudited) for the three and six months ended June 30, 2013 and 2012; (iv) Condensed Statements of Cash Flows (Unaudited) for the six months ended June 30, 2013 and 2012; and (v) Condensed Notes to Financial Statements (Unaudited) for the three and six months ended June 30, 2013 and 2012.

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

CYS INVESTMENTS, INC.

Dated: July 19, 2013	BY:	/s/ FRANCES R. SPARK
Frances R. Spark
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1‡	Articles Supplementary of 7.50% Series B Cumulative Redeemable Preferred Stock

3.2*	Articles Supplementary Reclassifying Authorized but Unissued Shares of Preferred Stock

4.1‡	Form of Certificate for 7.50% Series B Cumulative Redeemable Preferred Stock

10.1†*	2013 Stock Incentive Plan

10.2†*	Form of Restricted Stock Award Agreements for Directors

10.3†*	Form of Restricted Stock Award Agreement for Employees with Employment Agreements

10.4†*	Form of Restricted Stock Award Agreement for Employees without Employment Agreements

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 101.INS XBRL	Instance Document (1)

Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document (1)

Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)

Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (1)

Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)

Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)
__________________
 *     Filed herewith.
**    Furnished herewith.
†    Compensatory plan or arrangement.

‡	Incorporated by reference from the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2013.

(1)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Statements of Assets and Liabilities at June 30, 2013 (Unaudited) and December 31, 2012 (Derived from the audited balance sheet at December 31, 2012); (ii) Condensed Statements of Operations (Unaudited) for the three and six months ended June 30, 2013 and 2012; (iii) Condensed Statements of Changes in Net Assets (Unaudited) for the three and six months ended June 30, 2013 and 2012; (iv) Condensed Statements of Cash Flows (Unaudited) for the six months ended June 30, 2013 and 2012; and (v) Condensed Notes to Financial Statements (Unaudited) for the three and six months ended June 30, 2013 and 2012. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.