Form 10-Q
period 2013-09-30
CYS Investments, Inc.
filed 2013-10-18
CIK 1396446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	October 18, 2013
Common Stock ($0.01 par value)	166,894,242

__________________________________

PART I. Financial Information
Item 1.         Financial Statements
CYS INVESTMENTS, INC.
CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(In thousands, except per share numbers)	September 30, 2013	December 31, 2012*
ASSETS:
Investments in securities, at fair value (including pledged assets of $12,407,463 and $14,831,648, respectively)	$14,456,252	$20,861,718
Derivative assets, at fair value	267,409	124,169
Cash and cash equivalents	10,597	13,882
Receivable for securities sold and principal repayments	744,491	10,343
Interest receivable	38,773	46,558
Other assets	892	826
Total assets	15,518,414	21,057,496
LIABILITIES:
Repurchase agreements	11,735,071	13,981,307
Derivative liabilities, at fair value	49,537	98,575
Payable for securities purchased	1,656,724	4,515,501
Payable for cash received as collateral	35,488	28,910
Distribution payable	61,149	1,243
Accrued interest payable (including accrued interest on repurchase agreements of $2,865 and $11,717, respectively)	15,139	28,863
Accrued expenses and other liabilities	5,219	435
Total liabilities	13,558,327	18,654,834
Commitments and contingencies (note 6)	—	—
NET ASSETS	$1,960,087	$2,402,662
Net assets consist of:
Preferred Stock, $25.00 par value, 50,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock, (3,000 and 3,000 shares issued and outstanding, respectively, $75,000 in aggregate liquidation preference)	$72,369	$72,369
7.50% Series B Cumulative Redeemable Preferred Stock, (8,000 and 0 shares issued and outstanding, respectively, $200,000 in aggregate liquidation preference)	193,550	—
Common Stock, $0.01 par value, 500,000 shares authorized (166,880 and 174,924 shares issued and outstanding, respectively)	1,669	1,749
Additional paid in capital	2,167,393	2,237,512
Retained earnings (accumulated deficit)	(474,894)	91,032
NET ASSETS	$1,960,087	$2,402,662
NET ASSET VALUE PER COMMON SHARE	$10.10	$13.31
__________________
*    Derived from audited financial statements.

See notes to condensed financial statements.

CYS INVESTMENTS, INC.
CONDENSED SCHEDULES OF INVESTMENTS
SEPTEMBER 30, 2013 (UNAUDITED)

INVESTMENTS IN SECURITIES – UNITED STATES OF AMERICA

(In thousands)	Face Amount	Fair Value
Fixed Income Securities - 737.5%(c)
Mortgage Pass-Through Agency RMBS - 737.2%(c)
Fannie Mae Pools - 599.5%(c)
2.15%, due 10/1/2042 - 2/1/2043 (a)(b)	$132,758	$133,571
2.18%, due 11/1/2042 (a)(b)	29,783	30,001
2.24%, due 10/1/2042 (a)(b)	47,341	47,928
2.26%, due 11/1/2042 (a)(b)	40,479	40,891
2.34%, due 11/1/2042 (a)(b)	65,636	66,511
2.37%, due 1/1/2043 (a)(b)	86,645	87,704
2.39%, due 10/1/2042 (a)(b)	20,662	20,932
2.40%, due 9/1/2042 (a)(b)	32,783	33,217
2.41%, due 11/1/2042 (a)(b)	65,178	66,071
2.42%, due 9/1/2042 - 10/1/2042 (a)(b)	180,583	183,074
2.43%, due 6/1/2042 - 1/1/2043 (a)(b)	111,899	113,528
2.50%, due 10/1/2042 (a)(b)	77,970	79,258
2.51%, due 10/1/2042 (a)(b)	46,267	47,004
2.58%, due 8/1/2042 (a)(b)	30,257	30,797
2.60%, due 4/1/2042 (a)(b)	32,122	32,835
2.70%, due 6/1/2042 (a)(b)	57,465	58,724
2.79%, due 4/1/2042 (a)(b)	139,002	143,813
2.80%, due 2/1/2042 - 4/1/2042 (a)(b)	88,947	91,824
2.83%, due 2/1/2042 (a)(b)	27,652	28,494
2.84%, due 12/1/2041 (a)(b)	45,003	46,680
3.00%, due 2/1/2027 - 10/1/2028 (a)	4,620,867	4,787,923
3.00%, due 12/1/2037 (a)	51,729	50,900
3.00%, due 10/1/2042 (a)	42,959	41,465
3.06%, due 9/1/2041 (a)(b)	28,807	29,870
3.24%, due 3/1/2041 (b)	12,056	12,580
3.35%, due 5/1/2041 (a)(b)	14,785	15,424
3.36%, due 8/1/2041 (a)(b)	22,336	23,267
3.50%, due 12/1/2025 - 10/1/2028 (a)	953,512	1,006,774
3.50%, due 6/1/2042 - 10/1/2043 (a)	2,148,929	2,190,239
3.98%, due 9/1/2039 (b)	8,139	8,575
4.00%, due 1/1/2026 - 4/1/2026 (a)	244,812	259,903
4.00%, due 7/1/2043 - 10/1/2043 (a)	1,544,256	1,620,828
4.50%, due 4/1/2030 - 11/1/2030 (a)	89,615	96,643
4.50%, due 11/1/2041 (a)	208,233	222,652
Total Fannie Mae Pools	11,349,467	11,749,900
Freddie Mac Pools - 132.8%(c)
2.19%, due 2/1/2043 (a)(b)	28,951	29,052
2.22%, due 12/1/2042 (a)(b)	44,420	44,759
2.29%, due 11/1/2042 (a)(b)	93,202	94,062
2.43%, due 6/1/2042 (a)(b)	35,541	36,146
2.44%, due 4/1/2043 (a)(b)	30,125	29,591
2.45%, due 7/1/2042 (a)(b)	39,773	40,393

CYS INVESTMENTS, INC.
CONDENSED SCHEDULES OF INVESTMENTS - (Continued)
SEPTEMBER 30, 2013 (UNAUDITED)

	Face Amount	Fair Value
2.52%, due 11/1/2042 (a)(b)	$37,992	$38,627
2.54%, due 7/1/2042 (a)(b)	35,605	36,296
2.56%, due 2/1/2043 (a)(b)	113,721	112,544
2.59%, due 3/1/2042 (a)(b)	30,501	31,322
2.79%, due 12/1/2041 (a)(b)	35,177	36,197
3.31%, due 1/1/2041 (a)(b)	28,117	29,474
3.50%, due 4/1/2026 - 2/1/2027 (a)	138,332	145,704
3.50%, due 5/1/2043 - 7/1/2043 (a)	1,368,831	1,390,517
4.00%, due 8/1/2043 - 10/1/2043 (a)	448,594	469,139
4.50%, due 12/1/2024 - 5/1/2025 (a)	38,012	40,203
Total Freddie Mac Pools	2,546,894	2,604,026
Ginnie Mae Pools - 4.9%(c)
3.50%, due 7/20/2040 (a)(b)	81,800	85,760
4.00%, due 1/20/2040 (a)(b)	9,119	9,621
Total Ginnie Mae Pools	90,919	95,381
Total Mortgage Pass-Through Agency RMBS (Cost - $14,346,058)	13,987,280	14,449,307
Other investments (Cost - $6,945)(d) - 0.3%(c)	6,945	6,945
Total Investments in Securities (Cost - $14,353,003)	$13,994,225	$14,456,252

Interest Rate Cap Contracts - 11.0%(c)(e)
Expiration	Cap Rate	Notional Amount	Fair Value
10/15/2015	1.43%	$300,000	$306
11/8/2015	1.36%	200,000	255
5/23/2019	2.00%	300,000	11,645
6/1/2019	1.75%	300,000	13,307
6/29/2019	1.50%	300,000	15,481
7/2/2019	1.50%	300,000	15,852
7/16/2019	1.25%	500,000	28,839
3/26/2020	1.25%	500,000	38,213
3/30/2020	1.25%	700,000	52,826
5/20/2020	1.25%	500,000	39,268
Total Interest Rate Cap Contracts (Cost, $143,373)		$3,900,000	$215,992

CYS INVESTMENTS, INC.
CONDENSED SCHEDULES OF INVESTMENTS - (Continued)
SEPTEMBER 30, 2013 (UNAUDITED)

Interest Rate Swap Contracts - (0.1%)(c)(e)
Expiration	Pay Rate	Notional Amount	Fair Value
7/1/2014	1.72%	$100,000	$(1,071)
7/16/2014	1.73%	250,000	(2,838)
8/16/2014	1.35%	200,000	(1,840)
9/23/2014	1.31%	500,000	(4,890)
10/6/2014	1.17%	240,000	(2,081)
2/14/2015	2.15%	500,000	(12,309)
6/2/2016	1.94%	300,000	(10,320)
12/19/2016	1.43%	250,000	(4,649)
4/24/2017	1.31%	500,000	(5,888)
7/13/2017	0.86%	750,000	5,711
9/6/2017	0.77%	250,000	3,500
9/6/2017	0.77%	500,000	6,845
9/6/2017	0.77%	250,000	3,570
11/29/2017(f)	0.87%	500,000	7,671
2/21/2018	1.02%	500,000	6,265
2/27/2018	0.96%	500,000	7,770
4/25/2018(g)	1.01%	500,000	10,085
8/15/2018	1.65%	500,000	(3,651)
Interest Rate Swap Contracts (Cost, $0)		$7,090,000	$1,880
__________________
LEGEND

(a)	Securities or a portion of the securities are pledged as collateral for repurchase agreements, interest rate swap contracts, or forward settling transactions.

(b)	The coupon rate shown on floating or adjustable rate securities represents the rate at September 30, 2013.

(c)	Percentage of net assets.

(d)	Comprised of investments that were individually less than 1% of net assets.

(e)
The Company’s interest rate swap contracts receive a floating rate set quarterly to three month LIBOR. Interest rate caps will receive a floating rate quarterly in the amount of three month LIBOR that is in excess of the cap rate.

(f)	The interest rate swap effective date is November 29, 2013, and it does not accrue any income or expense until that date.

(g)	The interest rate swap effective date is April 25, 2014, and it does not accrue any income or expense until that date.

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

Interest Rate Cap Contracts - 5.1%(c)(f)
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

CYS INVESTMENTS, INC.
CONDENSED SCHEDULES OF INVESTMENTS - (Continued)
DECEMBER 31, 2012 (UNAUDITED)*

(f)
The Company’s interest rate swap contracts receive a floating rate set quarterly to three month LIBOR. Interest rate caps will receive a floating rate quarterly in the amount of three month LIBOR that is in excess of the cap rate.

(g)	The interest rate swap effective date is April 24, 2013, and it does not accrue any income or expense until that date.

(h)	The interest rate swap effective date is November 29, 2013, and it does not accrue any income or expense until that date.

See notes to condensed financial statements.

CYS INVESTMENTS, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share numbers)	2013	2012	2013	2012
INVESTMENT INCOME:
Interest income from Agency RMBS	$85,599	$75,609	$238,691	$210,108
Other income	37	1,022	1,597	3,639
Total investment income	85,636	76,631	240,288	213,747
EXPENSES:
Interest	11,969	11,893	41,047	27,739
Compensation and benefits	3,453	3,068	10,198	9,578
General, administrative and other	2,144	2,272	6,623	6,160
Total expenses	17,566	17,233	57,868	43,477
Net investment income	68,070	59,398	182,420	170,270
GAINS AND (LOSSES) FROM INVESTMENTS:
Net realized gain (loss) on investments	(407,728)	27,049	(572,466)	93,335
Net unrealized appreciation (depreciation) on investments	423,509	194,078	(146,859)	229,528
Net gain (loss) from investments	15,781	221,127	(719,325)	322,863
GAINS AND (LOSSES) FROM SWAP AND CAP CONTRACTS:
Net swap and cap interest income (expense)	(23,744)	(17,255)	(72,399)	(41,448)
Net gain (loss) on termination of swap and cap contracts	25,707	—	41,666	—
Net unrealized appreciation (depreciation) on swap and cap contracts	(55,243)	(21,363)	183,720	(38,955)
Net gain (loss) from swap and cap contracts	(53,280)	(38,618)	152,987	(80,403)
NET INCOME (LOSS)	$30,571	$241,907	$(383,918)	$412,730
DIVIDENDS ON PREFERRED STOCK	(5,203)	(953)	(10,651)	(953)
NET INCOME (LOSS) AVAILABLE TO COMMON SHARES	$25,368	$240,954	$(394,569)	$411,777
NET INCOME (LOSS) PER COMMON SHARE BASIC & DILUTED	$0.14	$1.46	$(2.29)	$3.19
See notes to condensed financial statements.

CYS INVESTMENTS, INC.
CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(In thousands)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Net income (loss):
Net investment income	$68,070	$182,420
Net realized gain (loss) on investments	(407,728)	(572,466)
Net unrealized appreciation (depreciation) on investments	423,509	(146,859)
Net gain (loss) from swap and cap contracts	(53,280)	152,987
Net income (loss)	30,571	(383,918)
Dividends on preferred stock	(5,203)	(10,651)
Net income (loss) available to common shares	25,368	(394,569)
Capital transactions:
Net proceeds (payments) from issues and repurchase of common shares	(46,100)	(72,772)
Net proceeds from issuance of preferred shares	—	193,550
Distributions to common stockholders	(56,739)	(171,357)
Amortization of share based compensation	905	2,573
Decrease in net assets from capital transactions	(101,934)	(48,006)
Total decrease in net assets	(76,566)	(442,575)
Net assets:
Beginning of period	2,036,653	2,402,662
End of period	$1,960,087	$1,960,087
See notes to condensed financial statements.

CYS INVESTMENTS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(383,918)	$412,730
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchase of investment securities	(39,821,249)	(26,295,320)
Premium paid on interest rate caps	(91,860)	(133,483)
Proceeds from disposition of investment securities	43,280,830	11,428,649
Proceeds from termination of interest rate swap and cap contracts	103,275	—
Proceeds from paydowns of investment securities	2,122,423	1,940,265
Amortization of share based compensation	2,573	2,119
Amortization of premiums and discounts on investment securities	104,137	69,092
Amortization of premiums on interest rate cap contracts	17,985	7,412
Net realized (gain) loss on investments	572,466	(93,335)
Net (gain) loss on termination of cap contracts	(37,958)	—
Net unrealized (appreciation) depreciation on investments	146,859	(229,528)
Net unrealized (appreciation) depreciation on swap and cap contracts	(183,720)	38,955
Change in assets and liabilities:
Receivable for securities sold and principal repayments	(734,148)	(14,873)
Interest receivable	7,785	(22,618)
Other assets	(66)	(39)
Payable for securities purchased	(2,858,777)	5,620,745
Payable for cash received as collateral	6,578	47,960
Accrued interest payable	(13,724)	3,772
Accrued expenses and other liabilities	4,784	3,216
Net cash provided by (used in) operating activities	2,244,275	(7,214,281)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	99,827,406	59,689,598
Repayments of repurchase agreements	(102,073,642)	(53,658,435)
Net proceeds (payments) from issuance and repurchase of common shares	(72,772)	1,235,842
Net proceeds from issuance of preferred stock	193,550	72,488
Distributions paid	(122,102)	(116,224)
Net cash provided by (used in) financing activities	(2,247,560)	7,223,269
Net increase (decrease) in cash and cash equivalents	(3,285)	8,988
CASH AND CASH EQUIVALENTS - Beginning of period	13,882	11,508
CASH AND CASH EQUIVALENTS - End of period	$10,597	$20,496
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$116,079	$67,128
SUPPLEMENTAL DISCLOSURES OF NONCASH FLOW INFORMATION:
Distributions declared, not yet paid	$61,149	$79,677
Reinvestment of common share distributions	$—	$1,310
See notes to condensed financial statements.

CYS INVESTMENTS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
1. ORGANIZATION
CYS Investments, Inc. (the “Company”) was formed as a Maryland corporation on January 3, 2006, and commenced operations on February 10, 2006. The Company has elected to be taxed and intends to continue to qualify as a real estate investment trust (“REIT”) and is required to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), with respect thereto. Since March 2008, the Company has primarily purchased residential mortgage-backed securities that are issued and the principal and interest of which are guaranteed by a federally chartered corporation (“Agency RMBS”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government such as the Government National Mortgage Association (“Ginnie Mae”), or debt securities issued by the United States Department of Treasury ("U.S. Treasury Securities"). On December 10, 2012 the Company's board of directors amended and restated its investment guidelines to permit the company to invest in (i) Agency RMBS, (ii) collateralized mortgage obligations issued by a government agency or government-sponsored entity that are collateralized by Agency RMBS and (iii) U.S. Treasury Securities or, a government sponsored entity that is not backed by collateral but, in the case of government agencies, is backed by the full faith and credit of the U.S. government, and, in the case of government sponsored entities, is backed by the integrity and creditworthiness of the issuer (“US Agency Debentures”). The Company’s common stock, Series A Cumulative Redeemable Preferred Stock, $25.00 liquidation preference (the "Series A Preferred Stock"), and Series B Cumulative Redeemable Preferred Stock, $25.00 liquidation preference (the "Series B Preferred Stock"), trade on the New York Stock Exchange under the symbols “CYS,” "CYS PrA" and "CYS PrB," respectively.
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying interim unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The interim unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2012, included in its annual report on Form 10-K. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.
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
Offsetting
The Company’s derivative agreements and repurchase agreements generally contain provisions that allow for netting or the offsetting of receivables and payables with each counterparty. The Company reports amounts in the statement of assets and liabilities on a gross basis without regard for such rights of offset or master netting arrangements. The Company's repurchase agreements are fully collateralized and do not require further disclosure in accordance with ASC 210-20 Balance Sheet Offsetting. As of September 30, 2013, the Company recorded $267.4 million of derivative assets on the statement of assets and liabilities, of which $19.2 million could be offset in the event of default under master netting arrangements. As a result of this amount subject to potential offsetting and the $226.8 million of collateral posted in support of the Company’s derivative assets, $21.4 million of derivative assets were exposed to counterparty credit risk. All derivative liabilities at September 30, 2013 were fully collateralized. As of December 31, 2012, the Company recorded $124.2 million of derivative assets on the statement of assets and liabilities, of which $34.1 million could be offset in the event of default under master netting arrangements. As a result of this amount subject to potential offsetting and the $47.3 million of collateral posted in support of the Company’s derivative assets, $42.8 million of derivative assets were exposed to counterparty credit risk. All derivative liabilities at December 31, 2012 were fully collateralized.
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
The Company's interest rate swap and cap contracts are subject to master netting arrangements. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the swap or cap limited to the fair value of collateral posted in excess of the fair value of the contract in a net liability position and the shortage of the fair value of collateral posted for the contract in a net asset position. As of September 30, 2013 and December 31, 2012, the Company did not anticipate nonperformance by any counterparty. Should interest rates move unexpectedly, the Company may not achieve the anticipated benefits of the interest rate swap or cap and may realize a loss.
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
Interest rate swaps and caps are generally valued using valuations provided by broker quotations. Such broker quotations are based on the present value of fixed and projected floating rate cash flows over the term of the swap contract. Future cash flows are discounted to their present value using swap rates provided by electronic data services or by broker. No credit valuation adjustments were made in determining the fair value of the Company's interest rate swaps and caps.
Fair values of long-lived assets, including real estate, are primarily derived internally and are based on inputs observed from sales transactions for similar assets. For real estate, fair values are based on discounted cash flow estimates which reflect current and projected lease profiles and available industry information about capitalization rates and expected trends in rents and occupancy.
All valuations received from third party pricing services or broker quotes are non-binding. To date, the Company has not adjusted any of the prices received from third party pricing services or brokers, and all prices are reviewed by the Company. This review includes comparisons of similar market transactions, alternative third party pricing services and broker quotes, or comparisons to a pricing model. To ensure the proper fair value hierarchy, the Company reviews the third party pricing service’s methodology to understand whether observable or unobservable inputs are being used.
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
As of September 30, 2013, the Company received Agency RMBS, U.S. Treasury Securities and cash with a fair value of $5.4 million on its open forward settling transactions. As of December 31, 2012, the Company pledged Agency RMBS, U.S. Treasury Securities and cash with a fair value of $10.4 million on its open forward settling transactions.
Repurchase Agreements
Repurchase agreements are borrowings that are collateralized by the Company’s Agency RMBS and are carried at their amortized cost, which approximates their fair value due to their short term nature, generally 30-90 days. The Company’s repurchase agreement counterparties are large institutional dealers in fixed income securities. Collateral is valued daily and counterparties may require additional collateral when the fair value of the collateral declines. Counterparties have the right to sell or repledge collateral pledged for repurchase agreements.
Investment Transactions and Income
The Company records its transactions in securities on a trade date basis. Realized gains and losses on securities transactions are recorded on an identified cost basis. Interest income and expense are recorded on the accrual basis. Interest income on Agency RMBS and Agency Debentures is accrued based on outstanding principal amount of the securities and their contractual terms. Amortization of premium and accretion of discount are recorded using the yield to maturity method, and are included in investment income in the statements of operations. The Company does not estimate prepayments when calculating the yield to maturity on Agency RMBS. The amount of premium or discount associated with a prepayment is recorded through investment income on the statements of operations as they occur.
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
3. EARNINGS PER SHARE
Components of the computation of basic and diluted EPS were as follows (in thousands except per share numbers):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$30,571	$241,907	$(383,918)	$412,730
Less preferred stock dividends	(5,203)	(953)	(10,651)	(953)
Net income (loss) available to common shares	25,368	240,954	(394,569)	411,777
Less dividends paid:
Common shares	(56,444)	(78,397)	(170,473)	(195,175)
Unvested shares	(295)	(327)	(884)	(1,083)
Undistributed earnings (loss)	(31,371)	162,230	(565,926)	215,519
Basic weighted average shares outstanding:
Common shares	169,465	164,269	172,284	128,116
Basic earnings (loss) per common share:
Distributed earnings	$0.33	$0.48	$0.99	$1.52
Undistributed earnings (loss)	(0.19)	0.98	(3.28)	1.67
Basic earnings (loss) per common share	$0.14	$1.46	$(2.29)	$3.19
Diluted weighted average shares outstanding:
Common shares	169,465	164,269	172,284	128,116
Net effect of dilutive stock options (1)	—	—	—	—
	169,465	164,269	172,284	128,116
Diluted earnings (loss) per common share:
Distributed earnings	$0.33	$0.48	$0.99	$1.52
Undistributed earnings (loss)	(0.19)	0.98	(3.28)	1.67
Diluted earnings (loss) per common share	$0.14	$1.46	$(2.29)	$3.19

__________________
(1)For the three and nine months ended September 30, 2013 and 2012, the Company had an aggregate of 131 stock options outstanding with a weighted average exercise price of $30.00 that were not included in the calculation of EPS, as their inclusion would have been anti-dilutive. These instruments may have a dilutive impact on future EPS.
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
Excluded from the tables below are financial instruments carried on the accompanying financial statements at cost basis, which is deemed to approximate fair value, primarily due to the short duration of these instruments, including cash and cash equivalents, receivables, payables and borrowings under repurchase arrangements with initial terms of 1 year or less. The fair value of these instruments is determined using level two inputs. The following tables provide a summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

September 30, 2013	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Agency RMBS	$—	$14,449,307	$—	$14,449,307
Other Investments	—	—	6,945	6,945
Derivative assets	—	267,409	—	267,409
Total	$—	$14,716,716	$6,945	$14,723,661
Liabilities
Derivative liabilities	$—	$49,537	$—	$49,537

December 31, 2012	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Agency RMBS	$—	$20,804,143	$—	$20,804,143
U.S. Treasury Bills	37,999	—	—	37,999
Other Investments	—	—	19,576	19,576
Derivative assets	—	124,169	—	124,169
Total	$37,999	$20,928,312	$19,576	$20,985,887
Liabilities
Derivative liabilities	$—	$98,575	$—	$98,575
Other Investments is comprised of CLOs and real estate assets. The table below presents a reconciliation of changes in other investments classified as Level 3 in the Company’s financial statements for the three and nine months ended September 30, 2013 and 2012. CLOs were generally valued using valuations provided by broker quotations. The Company validated the broker quotations using internal discounted cash flow models. The significant unobservable inputs used in the fair value measurement of the Company’s CLOs were prepayment rates, probability of default, and recovery rate in the event of default. Significant changes in any of those inputs in isolation would have resulted in a materially different fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity upon default and a directionally opposite change in the assumption used for prepayment rates. The Company did not own any CLOs as of September 30, 2013. The weighted average inputs to the models as of December 31, 2012 were:

	Constant Prepayment Rate	Default Rate	Recovery Rate	Recovery Lag
December 31, 2012	20%	2%	69%	6 Months

Fair values of real estate assets are valued based on discounted cash flow models. A discussion of the method of fair valuing these assets is included above in Note 2 “Investment Valuation.” The significant unobservable input used in the fair value measurement is capitalization rates, which the Company estimated to be between 4% and 5% at September 30, 2013 and December 31, 2012.
Level 3 Fair Value Reconciliation

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Other investments	2013	2012	2013	2012
Beginning balance level 3 assets	$6,945	$24,802	$19,576	$18,675
Cash payments recorded as a reduction of cost basis	—	(964)	(324)	(3,081)
Change in net unrealized appreciation (depreciation)	—	1,483	(6,721)	2,799
Net purchases (sales)	—	(8,592)	(12,005)	(1,664)
Net gain (loss) on sales	—	2,648	6,419	2,648
Transfers into (out of) level 3	—	—	—	—
Ending balance level 3 assets	$6,945	$19,377	$6,945	$19,377

The Agency RMBS portfolio consisted of Agency RMBS as follows:

September 30, 2013	Face Value	Fair Value	Weighted Average
Asset Type	(in thousands)		Cost/Face	Fair Value/Face	MTR(1)	Coupon	CPR(2)
15 Year Fixed Rate	$5,995,535	$6,240,505	$102.43	$104.09	N/A	3.14%	15.1%
20 Year Fixed Rate	89,615	96,644	103.08	107.84	N/A	4.50%	31.3%
30 Year Fixed Rate	5,813,529	5,985,741	102.33	102.96	N/A	3.70%	4.1%
Hybrid ARMs	2,088,601	2,126,417	103.59	101.81	68.9	2.57%	19.1%
Total/Weighted Average	$13,987,280	$14,449,307	$102.57	$103.30		3.30%	12.4%

December 31, 2012
10 Year Fixed Rate	$207,091	$219,747	$103.60	$106.11	N/A	3.50%	19.4%
15 Year Fixed Rate	11,092,374	11,717,136	104.32	105.63	N/A	3.05%	16.1%
20 Year Fixed Rate	1,087,835	1,148,932	104.96	105.62	N/A	3.17%	10.1%
30 Year Fixed Rate	3,571,692	3,817,488	105.78	106.88	N/A	3.59%	8.9%
Hybrid ARMs	3,722,510	3,900,840	103.54	104.79	74.3	2.71%	19.1%
Total/Weighted Average	$19,681,502	$20,804,143	$104.47	$105.70		3.10%	15.8%
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

As of September 30, 2013 and December 31, 2012, the Company’s Agency RMBS were purchased at a net premium to their face value with approximately $366.0 million and $879.6 million, respectively, of unamortized premium included in their cost basis. The premium purchase price is due to the average coupon interest rates on these investments being higher than prevailing market rates.
Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of September 30, 2013 and December 31, 2012, the average final contractual maturity of the Company’s Agency RMBS portfolio is in year 2036 and 2033, respectively.

In order to mitigate its interest rate exposure, the Company enters into interest rate swap and cap contracts. The Company had the following activity in interest rate swap and cap transactions during the three and nine months ended September 30, 2013 and 2012 (in thousands):

Three and Nine Months Ended September 30, 2013			Three and Nine Months Ended September 30, 2012
Trade Date	Transaction	Notional	Trade Date	Transaction	Notional
February 2013	Opened	$1,500,000	April 2012	Opened	$500,000
March 2013	Terminated	(500,000)	May 2012	Opened	600,000
March 2013	Opened	1,200,000	June 2012	Opened	600,000
April 2013	Opened	500,000	July 2012	Opened	2,250,000
May 2013	Opened	500,000	September 2012	Opened	1,000,000
May 2013	Matured	(100,000)	Net Increase		$4,950,000
June 2013	Terminated	(700,000)
June 2013	Matured	(300,000)
July 2013	Matured	(300,000)
August 2013	Terminated	(2,200,000)
August 2013	Opened	500,000
Net Increase		$100,000
As of September 30, 2013 and December 31, 2012, the Company had pledged Agency RMBS and U.S Treasury Securities with a fair value of $92.3 million and $127.6 million, respectively, as collateral on interest rate swap and cap contracts. As of September 30, 2013 the Company had Agency RMBS and U.S. Treasury Securities of $199.5 million and cash of $32.7 million pledged to it as collateral for its interest rate swap and cap contracts. As of December 31, 2012 the Company had Agency RMBS and U.S. Treasury Securities of $18.4 million and cash of $28.9 million pledged to it as collateral for its interest rate cap contracts. Below is a summary of our interest rate swap and cap contracts open as of September 30, 2013 and December 31, 2012 and the net gain and loss on swap and cap contracts for the three and nine months ended September 30, 2013 and 2012 (in thousands):

Derivatives not designated as hedging instruments under ASC 815(a)
Interest Rate Swap Contracts	Notional Amount	Fair Value	Statement of Assets and Liabilities Location
September 30, 2013	$3,340,000	$(49,537)	Derivative liabilities, at fair value
September 30, 2013	3,750,000	51,417	Derivative assets, at fair value
December 31, 2012	6,490,000	(98,575)	Derivative liabilities, at fair value
December 31, 2012	1,000,000	1,180	Derivative assets, at fair value

Interest Rate Cap Contracts	Notional Amount	Fair Value	Statement of Assets and Liabilities Location
September 30, 2013	$3,900,000	$215,992	Derivative assets, at fair value
December 31, 2012	3,400,000	122,989	Derivative assets, at fair value

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments Under ASC 815(a)	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
Interest rate swap and cap contracts	Net gain (loss) from swap and cap contracts	$(53,280)	$(38,618)	$152,987	$(80,403)
__________________

(a)	See Note 2 for additional information on the Company’s purpose for entering into interest rate swaps and caps and the decision not to designate them as hedging instruments.
Credit Risk
At September 30, 2013 and December 31, 2012, the Company continued to have minimal exposure to credit losses on its mortgage assets by owning principally Agency RMBS. The payment of principal and interest on Agency RMBS is guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the United States government.
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

September 30, 2013
Outstanding repurchase agreements	$11,735,071
Interest accrued thereon	$2,865
Weighted average borrowing rate	0.39%
Weighted average remaining maturity (in days)	44.0
Fair value of the collateral(1)	$12,342,112

December 31, 2012
Outstanding repurchase agreements	$13,981,307
Interest accrued thereon	$11,717
Weighted average borrowing rate	0.48%
Weighted average remaining maturity (in days)	19.6
Fair value of the collateral(1)	$14,693,645
 __________________

(1)	Collateral for repurchase agreements consisted of Agency RMBS and U.S. Treasury Securities.
At September 30, 2013 and December 31, 2012, the Company did not have any borrowings under repurchase agreements where the amount at risk with an individual counterparty exceeded 10% of net assets.
6. COMMITMENTS AND CONTINGENCIES
The Company enters into certain contracts that contain a variety of indemnifications, principally with broker dealers. As of September 30, 2013 and December 31, 2012, no claims have been asserted under these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2013 and December 31, 2012.
7. SHARE CAPITAL
The Company has authorized 500,000,000 shares of common stock having par value of $0.01 per share. As of September 30, 2013 and December 31, 2012, the Company had issued and outstanding 166,880,305 and 174,924,149 shares of common stock, respectively. The Company’s common stock transactions during the nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Shares	Amount	Shares	Amount
Shares sold in public offerings or issued as restricted stock	351	$2,364	92,104	$1,238,141
Shares issued in reinvestment of distributions	—	—	98	1,310
Shares repurchased or canceled	(8,395)	(72,563)	(13)	(180)
Net increase (decrease)	(8,044)	$(70,199)	92,189	$1,239,271
The Company has authorized 50,000,000 shares of preferred stock having a par value of $0.01 per share. As of September 30, 2013 and December 31, 2012, 3,000,000 shares of 7.75% Series A Preferred Stock ($25.00 liquidation preference) were issued and outstanding. As of September 30, 2013, 8,000,000 shares of 7.50% Series B Preferred Stock ($25.00 liquidation preference) were issued and outstanding. The Series A Preferred Stock and Series B Preferred Stock will not be redeemable before August 3, 2017 and April 30, 2018, respectively, except under circumstances where it is necessary to preserve the Company's qualification as a REIT, for federal income tax purposes or the occurrence of a change of control. On or after August 3, 2017 and April 30, 2018, the Company may, at its option, redeem any or all of the shares of the Series A Preferred Stock and Series B Preferred Stock, respectively, at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the respective redemption date. The Series A Preferred Stock and Series B Preferred Stock have no stated maturity and are not subject to any sinking fund or mandatory redemption.
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
Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. For the nine months ended September 30, 2013 the Company did not issue any shares under the plan. For the nine months ended September 30, 2012, the Company issued 5.3 million shares under the plan raising approximately $74.0 million of net proceeds. As of September 30, 2013 and December 31, 2012, there were approximately 4.1 million shares available for issuance under the plan.
Restricted Stock Awards
For the nine months ended September 30, 2013 and 2012, the Company granted 350,807 and 205,390 shares of restricted stock, respectively, to certain of its directors, officers and employees.
Equity Placement Program (“EPP”)
On June 7, 2011, the Company entered into a sales agreement with JMP Securities LLC whereby the Company may, from time to time, publicly offer and sell up to 15.0 million shares of the Company’s common stock through at-the-market transactions and/or privately negotiated transactions. For the nine months ended September 30, 2013, the Company did not issue any shares under the plan. For the nine months ended September 30, 2012, the Company issued 11.9 million shares under the plan raising approximately $164.3 million. As of September 30, 2013 and December 31, 2012, approximately 3.1 million shares of common stock remained available for issuance and sale under the sales agreement.
Share Repurchase Program

On November 15, 2012, the Company announced that its board of directors had authorized the repurchase of shares of the Company’s common stock having an aggregate value of up to $250 million. For the nine months ended September 30, 2013, the Company repurchased 8.4 million shares with a weighted average purchase price of $8.62 or approximately $72.4 million in the aggregate. The Company did not make any repurchases during 2012.
8. FINANCIAL HIGHLIGHTS
In accordance with financial reporting requirements applicable to investment companies, the Company has included below certain financial highlight information for the three and nine months ended September 30, 2013 and 2012:

	Per Common Share
	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Net asset value, beginning of period	$10.20		$13.52		$13.31		$13.02
Net income (loss):
Net investment income	0.40	(a)	0.36	(a)	1.05	(a)	1.32	(a)
Net gain (loss) from investments and swap and cap contracts	(0.22)	(a)	1.11	(a)	(3.27)	(a)	1.88	(a)
Net income (loss)	0.18		1.47		(2.22)		3.20
Dividends on preferred stock	(0.03)	(a)	(0.01)	(a)	(0.06)	(a)	(0.01)	(a)
Net income (loss) available to common shares	0.15		1.46		(2.28)		3.19
Capital transactions:
Distributions to common stockholders	(0.34)		(0.45)		(1.00)		(1.45)
Issuance/Repurchase of common and preferred shares and amortization of share based compensation	0.09	(a)	(0.07)	(a)	0.07	(a)	(0.30)	(a)
Net decrease in net asset value from capital transactions	(0.25)		(0.52)		(0.93)		(1.75)
Net asset value, end of period	$10.10		$14.46		$10.10		$14.46
Net asset value total return (%)	2.35%	(b)	10.28%	(b)	(16.60)%	(b)	22.20%	(b)
Market value total return (%)	(8.02)%	(b)	5.59%	(b)	(23.53)%	(b)	18.88%	(b)
Ratios to Average Net Assets
Expenses before interest expense	1.13%	(c)	0.93%	(c)	1.01%	(c)	1.16%	(c)
Total expenses	3.55%	(c)	3.00%	(c)	3.47%	(c)	3.21%	(c)
Net investment income	13.77%	(c)	10.33%	(c)	10.92%	(c)	12.59%	(c)
 __________________

(a)
Calculated based on average shares outstanding during the period. Average shares outstanding include vested and unvested restricted shares and differs from weighted average shares outstanding used in calculating EPS (see Note 3).

(b)	Not computed on an annualized basis.

(c)	Computed on an annualized basis.

9. SUBSEQUENT EVENTS
On October 1, 2013, an aggregate of 13,937 shares of restricted common stock were granted to certain directors as a portion of their compensation for serving on the Company’s board of directors.
The CPR of the Company’s Agency RMBS portfolio was approximately 5.5% for the month of October 2013.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Quarterly Report on Form 10-Q, we refer to CYS Investments, Inc. as “we,” “us,” “our company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. The following defines certain of the commonly used terms in this quarterly report on Form 10-Q: RMBS refers to residential mortgage-backed securities; agency securities or Agency RMBS refers to our RMBS that are issued or whose principal and interest payments are guaranteed by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as the Government National Mortgage Association (“Ginnie Mae”); ARMs refers to adjustable-rate mortgage loans that typically have interest rates that adjust annually to an increment over a specified interest rate index; hybrids refers to ARMs that have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; U.S. Treasury Securities refers to debt securities issued by the United States Department of Treasury; and U.S. Agency Debentures refers to debt securities issued by a government sponsored entity that are not back by collateral but, in the case of government agencies, is backed by the full faith and credit of the U.S. government, and, in the case of government sponsored entities, is backed by the full faith and credit of the issuer.
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
Forward Looking Statements
When used in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission (“SEC”) or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and assumptions. The forward-looking statements we make in this Quarterly Report on Form 10-Q include, but are not limited to, statements about the following:

•	the effect of movements in interest rates on our assets and liabilities (including our hedging instruments) and our net income;

•	our investment, financing and hedging strategy and the success of these strategies;

•	the effect of increased prepayment rates on our portfolio;

•	our ability to convert our assets into cash or extend the financing terms related to our assets;

•	the effect of widening credit spreads and/or shifts in the yield curve on the value of our assets and investment strategy;

•	the types of indebtedness we may incur;

•	our ability to quantify risks based on historical experience;

•	our ability to be taxed as a real estate investment trust (“REIT”) and to maintain an exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”);

•	our assessment of counterparty risk;

•	the risk of counterparty defaults;

•	our ability to meet short term liquidity requirements with our cash flow from operations and borrowings;

•	the effect of rising interest rates on economic indicators such as employment and home prices;

•	our liquidity;

•	our asset valuation policies;

•	our distribution policy;

•	changes in the presentation of the Company's financial statements;

•	the impact of an inability to reach an agreement on the national debt ceiling or a budget;

•	the effect of recent U.S. Government actions or inactions on interest rates and the housing and credit markets; and

•	the effect of actual or proposed actions of the U.S. Federal Reserve with respect to monetary policy, inflation or the tapering of existing financial asset purchases.
Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors could cause actual results to vary from our forward-looking statements:

•	the factors referenced in this Quarterly Report on Form 10-Q;

•	changes in our investment, financing and hedging strategy;

•	the adequacy of our cash flow from operations and borrowings to meet our short term liquidity requirements;

•	the liquidity of our portfolio;

•	unanticipated changes in our industry, interest rates, the credit markets, the general economy or the real estate market;

•	changes in interest rates and the market value of our Agency RMBS;

•	changes in the prepayment rates on the mortgage loans underlying our Agency RMBS;

•	our ability to borrow to finance our assets;

•	changes in government regulations affecting our business;

•	changes in the U.S. government's credit rating or ability to pay its debts;

•	our ability to maintain our qualification as a REIT for federal income tax purposes;

•	our ability to maintain our exemption from registration under the Investment Company Act and the availability of such exemption in the future; and

•	risks associated with investing in real estate assets, including changes in business conditions and the general economy.
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
Overview
We are a specialty finance company created with the objective of achieving consistent risk-adjusted investment income. We seek to achieve this objective by investing, on a leveraged basis, in Agency RMBS. In addition, our investment guidelines permit investments in collateralized mortgage obligations issued by a government agency or government sponsored entity that are collateralized by Agency RMBS (“CMOs”), U.S. Treasury Securities and U.S. Agency Debentures, although we had not invested in any CMOs as of September 30, 2013. We commenced operations in February 2006, and completed our initial public offering in June 2009. Our common stock, our 7.75% Series A Cumulative Redeemable Preferred Stock, $25.00 liquidation preference (the "Series A Preferred Stock"), and our 7.50% Series B Cumulative Redeemable Preferred Stock, $25.00 liquidation preference (the "Series B Preferred Stock"), trade on the New York Stock Exchange under the symbols “CYS,” "CYS PrA" and "CYS PrB," respectively.
We earn investment income from our investment portfolio, and we use leverage to seek to enhance our returns. Our net investment income is generated primarily from the net spread, or difference, between the interest income we earn on our investment portfolio and the cost of our borrowings and hedging activities. The amount of net investment income we earn on our investments depends in part on our ability to control our financing costs, which comprise a significant portion of our operating expenses. Although we leverage our portfolio investments in Agency RMBS to seek to enhance our potential returns, leverage also may exacerbate losses.
While we use hedging to mitigate some of our interest rate risk, we do not hedge all of our exposure to changes in interest rates. This is because there are practical limitations on our ability to insulate our portfolio from all potential negative consequences associated with changes in interest rates in a manner that will allow us to achieve attractive spreads on our portfolio.

In addition to investing in issued pools of Agency RMBS, we regularly utilize forward settling transactions, including forward settling purchases of Agency RMBS where the pool is “to-be-announced” (“TBAs”). Pursuant to these TBAs, we agree to purchase, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. For our other forward settling transactions, we agree to purchase, for future delivery, Agency RMBS. However, unlike our TBAs, these forward settling transactions reference an identified Agency RMBS.
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

•	interest rate trends;

•	prepayment rates on mortgages underlying our Agency RMBS, and credit trends insofar as they affect prepayment rates;

•	competition for investments in Agency RMBS;

•	actions or inactions taken by the U.S. Government, including the U.S. Federal Reserve (the "Federal Reserve") and the U.S. Treasury;

•	credit rating downgrades of the United States’ and certain European countries’ sovereign debt; and

•	other market developments.
In addition, a variety of factors relating to our business may also impact our results of operations and financial condition. These factors include:

•	our degree of leverage;

•	our access to funding and borrowing capacity;

•	our borrowing costs;

•	our hedging activities;

•	the market value of our investments; and

•	the REIT requirements and the requirements to qualify for a registration exemption under the Investment Company Act.
Changes in interest rates, particularly short term interest rates, may significantly influence our net investment income and net asset value.
Our net investment income may be affected by a difference between actual prepayment rates and our projections. Prepayments on loans and securities may be influenced by changes in market interest rates and homeowners’ ability and desire to refinance their mortgages. To the extent we have acquired assets at a premium or discount to face value, changes in prepayment rates will impact our anticipated yield.
Trends and Recent Market Impacts
U.S. Macroeconomic
The economic news for the third quarter of 2013 was dominated by the effects of the sequester, government shutdown and debt ceiling and the reaction of the market to the Federal Reserve’s continuation of its third round of quantitative easing ("QE3"), which primarily consists of asset purchases, despite market expectations that tapering its asset purchases would begin in September. While there are signs of the private sector recovering some sustainable growth, inflation continues to be very low and the unemployment rate of approximately 7.3% in August 2013 remains higher than the 6.5% target threshold previously indicated by the the Federal Reserve as one of the key drivers of tapering of its asset purchases. Interest rates during the quarter were extremely volatile with the 10 year Treasury Rate reaching close to 3.0% in early September, but then declining to below 2.7% once the Federal Reserve indicated in its September meeting that it was going to postpone the commencement of its tapering. Uncertainty around who would be nominated for the next Fed Chairman magnified the interest rate volatility during the third quarter of 2013, though this has since been resolved with the nomination of Janet Yellen by President Obama on October 9, 2013.
The threat of a government shutdown and debate over the debt ceiling appeared to have been built into the market, as the bond market began to stabilize in the latter part of September and only exhibited a slight reaction when the government shut down commenced on October 1, 2013. Even though a temporary resolution was reached on the debt ceiling on October 16, 2013 and the government reopened on October 17, 2013, we expect the volatility in the bond market may continue until these issues have been resolved.
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
On May 22, 2013, the date on which the May FOMC meeting minutes were released, Chairman Bernanke, responding to a question from the U.S. Congress Joint Economic Committee, stated “If we see continued improvement and we have confidence that it will be sustained then we could in the next few meetings take a step down in our pace of purchases.” Following this statement the10 Year Treasury Rate moved above 2%, the Primary Mortgage Rate reached 3.73% and the price of bonds and stocks decreased significantly.
In the June 18-19, 2013 FOMC meeting, all but a few of the Committee members agreed to continue purchases of MBS at a pace of $40 billion per month and purchases of longer-term Treasury securities at a pace of $45 billion per month, and retained its forward guidance about the federal funds rate, including thresholds on the unemployment and inflation rates.
On June 19, 2013, at the FOMC Press Conference, Chairman Bernanke, responding to a journalist's question referring to a hypothetically optimistic economy, stated “In that case, we would expect probably to slow or moderate purchases some time later this year, and through the middle part of early next year, and ending, in that scenario, somewhere in the middle of the year.” Following Chairman Bernanke's remarks the rate on the 10 Year Treasury rose to 2.35% and the Primary Mortgage Rate rose to 4.24%.
For the period from May 21, 2013 to June 28, 2013 the 10 Year Treasury Rate rose 56 basis points from 1.93% to 2.49% (with a high of 2.61% on June 25, 2013) while the Primary Mortgage Rate rose 74 basis points from 3.65% to 4.39% (with a high of 4.58% on June 25, 2013) reflecting a dislocation of the yields on Agency RMBS and Treasuries.

At the July 30-31, 2013 FOMC meeting, the Committee, despite some improvement in the labor market and modest economic expansion, decided to continue asset purchases. At the September 17-18, 2013 FOMC meeting, against many market participants' expectations, the Committee decided to hold back on tapering, causing a rapid move downward in interest rates with the 10 Year Treasury Rate ending the quarter at 2.61%. The steepened yield curve has created a more favorable reinvesting environment for the Company. During the second quarter of 2013 pricing of Agency RMBS detached from Treasury securities and swaps, causing a decline in the Company's net assets. However, in the third quarter of 2013, Agency RMBS prices have increased resulting in a stabilization of the Company's net assets.
The Federal Reserve continues to maintain its position that the timing and scope of tapering is dependent upon improving economic indicators. The economic projections of Federal Reserve Board Members included in the minutes of the Federal Reserve's September 2013 meeting show inflation running below the Federal Reserve's target inflation rate of 2% through 2016.  In addition, the projections show estimates for real GDP growth at 2.2% to 3.3% for 2014.  Given the low inflation projections, monetary policy, including the timing of tapering asset purchases, will likely be dependent on actual growth in employment rather than inflation concerns.  It’s important to note that over the past several years, actual employment growth has been consistently below the Fed’s projections.

U.S. Employment
For the first eight months of 2013, the U.S. economy produced an average of 180,000 jobs a month. In that same period, the U.S. unemployment rate fell from 7.8% in December 2012 to 7.3% in August 2013. However, the participation rate also decreased from 63.6% in December 2012 to 63.2% in August 2013, reflecting dissolution among many of the long-term unemployed who have removed themselves from the workforce statistics. While these employment figures are positive compared to the 2012 figures, we do not believe they are indicative of a robust recovery. In addition, the effects of the government shutdown and rising interest rates on the consumer and/or employment will likely take several quarters to be reflected in the economic data.
U.S. Housing
The U.S. housing market has continued to improve. According to the Federal Housing Finance Authority ("FHFA") U.S. house price index, U.S. home prices rose 6.0% from December 2012 to July 2013, and have been on an upward trend since February 2012, averaging 0.66% per month through July 2013. In addition to home prices, housing starts have improved. Building permits hit their highest level since 2008 in March 2013 at 1,005,000, and remained strong at 891,000 in August 2013. Similar to U.S. employment, it is likely a rise in interest rates would slow the housing recovery.
Interest Rates
As described above, the market reactions to the Federal Reserve's actions have created a significant steepening in the yield curve and considerable interest rate volatility. While short rates have been relatively unchanged, the market's reaction to the possibility of the Federal Reserve tapering large scale asset purchases has pushed the long end of the curve up, bringing the 10 Year Treasury Rate up from 1.85% at March 31, 2013 to 2.61% at September 30, 2013. From the September 2013 FOMC meeting minutes, of the 17 FOMC participants, 14 reported their target federal funds rate to remain at 0.25% through 2014. Below is a graph of the yield curve at September 30, 2013, June 30, 2013, and March 31, 2013.
Below is a graph of yields for a 30 year 3.5% Fannie Mae RMBS and the 10 year Treasury.

Below is a graph of the yield spreads between 30 year 3.5% RMBS, 15 year 2.5% RMBS and a 5 year swap curve.

Reinvestment Environment

During the third quarter of 2013, the yield curve steepened. However, the Federal Reserve's decision not to begin tapering its asset purchases flattened the yield curve slightly in September 2013. The current reinvesting environment remains favorable. The table below shows potential Agency RMBS investments and their respective net interest margins as of October 6, 2013:

	30 Yr. 3.5%	15 Yr. 3%
Asset Yield	3.21%	2.23%
Financing Rate	0.39%	0.39%
Hedge Cost (1)	0.90%	0.64%
Net interest margin	1.92%	1.20%
__________________
(1) Assumed 5 Year and 4 Year Swap Hedge Ratio, respectively	70%	50%
During the three months ended September 30, 2013, the average yield on the Company's purchases of Agency RMBS was 2.94%.
Prepayments
Using the 10 year Treasury Rate as a proxy, interest rates rose significantly during the second quarter of 2013, resulting in a substantial slowing of prepayments. The mortgage refinance index was in the range of 1,529 to 2,455 during the third quarter of 2013, compared to 2,568 to 5,230 in the second quarter of 2013.  During the three months ended September 30, 2013, our portfolio had an average constant prepayment rate ("CPR") of 9.8%.  We monitor every bond in our portfolio and assess the relative prepayment attributes.  Due to the recent increase in rates, the focus has shifted from prepayment concerns to extension risk in the portfolio.

Government Activity
On July 11, 2013, members of the U.S. House of Representatives introduced the Protecting American Taxpayers and Homeowners Act (“PATH”), a broad financing reform bill that serves as a counterpart to the Corker-Warner Bill. PATH would also revoke the charters of Fannie Mae and Freddie Mac and remove barriers to private investment. However, PATH would maintain the FHFA and give it oversight over a new non-government, not-for-profit National Mortgage Market Utility whose mission would be to develop best practices standards for the private origination, servicing, pooling and securitizing of mortgages and operate a publicly accessible securitization outlet to match loan originators with investors. Additional provisions of PATH include the reduction in size and scope of the Federal Housing Administration (“FHA”), targeting its mission specifically to first-time borrowers and low and moderate income borrowers except in periods of significant credit contraction.
Government Sponsored Entity ("GSE") reform continues to be a topic of focus, but there is no way to know if either proposal will become law or, should one of the proposals become law, if or how the enacted law will differ from the current draft of the bill. It is unclear how this proposal would impact housing finance, and what impact, if any, it would have on mortgage REITs.
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
On September 13, 2012, the Federal Reserve announced a third round of QE3, which is an open-ended program designed to expand the Federal Reserve's holdings of long-term securities by purchasing an additional $40 billion of Agency RMBS per month until key economic indicators, such as the unemployment rate, show signs of improvement. The Federal Reserve also announced that it would keep the target range for the Federal Funds Rate between zero and 0.25% through at least mid-2015.
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
For a discussion of additional risks relating to our business see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on February 15, 2013 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on July 19, 2013.
Financial Condition
As of September 30, 2013 and December 31, 2012, the Agency RMBS in our portfolio were purchased at a net premium to their face value due to the average interest rates on these investments being higher than the prevailing market rates at the time of purchase. As of September 30, 2013 and December 31, 2012, we had approximately $366.0 million and $879.6 million, respectively, of unamortized premium included in the cost basis of our investments.
As of September 30, 2013 and December 31, 2012, our Agency RMBS portfolio consisted of the following assets:

September 30, 2013	Face Value	Fair Value	Weighted Average
Asset Type	(in thousands)		Cost/Face	Fair Value/Face	MTR(1)	Coupon	CPR(2)
15 Year Fixed Rate	$5,995,535	$6,240,505	$102.43	$104.09	N/A	3.14%	15.1%
20 Year Fixed Rate	89,615	96,644	103.08	107.84	N/A	4.50%	31.3%
30 Year Fixed Rate	5,813,529	5,985,741	102.33	102.96	N/A	3.70%	4.1%
Hybrid ARMs	2,088,601	2,126,417	103.59	101.81	68.9	2.57%	19.1%
Total/Weighted Average	$13,987,280	$14,449,307	$102.57	$103.30		3.30%	12.4%
December 31, 2012
10 Year Fixed Rate	$207,091	$219,747	$103.60	$106.11	N/A	3.50%	19.4%
15 Year Fixed Rate	11,092,374	11,717,136	104.32	105.63	N/A	3.05%	16.1%
20 Year Fixed Rate	1,087,835	1,148,932	104.96	105.62	N/A	3.17%	10.1%
30 Year Fixed Rate	3,571,692	3,817,488	105.78	106.88	N/A	3.59%	8.9%
Hybrid ARMs	3,722,510	3,900,840	103.54	104.79	74.3	2.71%	19.1%
Total/Weighted Average	$19,681,502	$20,804,143	$104.47	$105.70		3.10%	15.8%
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

The CPR of the Company’s Agency RMBS portfolio was approximately 5.5% for the month of October 2013.
As shown in the tables above, the Company repositioned its portfolio from December 2012 to September 2013 so that more of it consisted of more 30 year fixed rate Agency RMBS and less 15 year fixed rate Agency RMBS. Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of September 30, 2013 and

December 31, 2012, the average final contractual maturity of the mortgage portfolio is in year 2036 and 2033, respectively. The average expected life of our Agency RMBS reflects the estimated average period of time the securities in the portfolio will remain outstanding. The average expected lives of our Agency RMBS do not exceed five years, based upon the prepayment model obtained through subscription-based financial information service providers. The prepayment model considers current yield, forward yield, the steepness of the yield curve, current mortgage rates, the mortgage rate of the outstanding loan, loan age, margin and volatility. The actual lives of the Agency RMBS in our investment portfolio could be longer or shorter than those estimates depending on the actual prepayment rates experienced over the lives of the applicable securities.
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
We engage in interest rate swaps and caps as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for the term of the swap and cap contracts. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based upon a notional amount of principal. Under the most common form of interest rate swap, commonly known as a fixed-floating interest rate swap, a series of fixed interest rate payments on a notional amount of principal is exchanged for a series of floating interest rate payments on such notional amount. In a simple interest rate cap, one investor pays a premium for a notional principal amount based on a capped interest rate (the “cap rate”). When the floating interest rate (the “floating rate”) exceeds the cap rate, the investor receives a payment from the cap counterparty equal to the difference between the floating rate and the cap rate on the same notional principal amount for a specified period of time. Alternatively, an investor may receive a premium and pay the difference in cap rate and floating rate. Below is a summary of our interest rate swaps and caps as of September 30, 2013 and December 31, 2012:

			Weighted Average
September 30, 2013	Number of Contracts	Notional (000's)	Rate	Maturity	Fair Value (000's)
Interest Rate Swaps	18	$7,090,000	1.220%	January 2017	$1,880
Interest Rate Caps	10	3,900,000	1.404%	May 2019	215,992

December 31, 2012
Interest Rate Swaps	21	$7,490,000	1.270%	August 2015	$(97,395)
Interest Rate Caps	10	3,400,000	1.622%	July 2019	122,989
The current fair value of interest rate swaps and caps is heavily dependent on the prevailing market fixed rate, the corresponding term structure of floating rates (known as the yield curve) as well as the expectation of changes in future floating rates.
Liabilities
We have entered into repurchase agreements to finance some of our purchases of Agency RMBS. Borrowings under these agreements are secured by our Agency RMBS and bear interest at rates that have historically moved in close relationship to LIBOR. At September 30, 2013, we had approximately $11,735.1 million of liabilities pursuant to repurchase agreements with 24 counterparties that had weighted average interest rates of approximately 0.39%, and a weighted average maturity of 44.0 days. In addition, as of September 30, 2013, we had approximately $1,656.7 million in payable for securities purchased, a portion of which will be financed through repurchase agreements. At December 31, 2012, we had approximately $13,981.3 million of liabilities pursuant to repurchase agreements with 23 counterparties that had weighted average interest rates of approximately 0.48%, and a weighted average maturity of 19.6 days. In addition, as of December 31, 2012 we had approximately $4,515.5 million in payable for securities purchased, a portion of which was financed through repurchase agreements. Below is a summary of our payable for securities purchased as of September 30, 2013 and December 31, 2012 (in thousands).

September 30, 2013
Forward Settling Purchases	Settle Date	Face Value	Payable
FNMA - 30 Year 4.00% Fixed	10/10/2013	$200,000	$204,638
FHLMC - 30 Year 4.00% Fixed	10/10/2013	75,000	76,575
FNMA - 15 Year 3.00% Fixed	10/16/2013	1,281,642	1,307,959
FNMA - 15 Year 3.50% Fixed	10/16/2013	25,133	26,242
FNMA - 30 Year 4.00% Fixed	10/25/2013	40,000	41,310
		$1,621,775	$1,656,724

December 31, 2012
Forward Settling Purchases	Settle Date	Face Value	Payable
FNMA - 20 Year 3.0% Fixed	1/14/2013	$300,000	$316,122
FNMA - 30 Year 3.5% Fixed	1/14/2013	1,550,000	1,646,880
FNMA - 15 Year 2.5% Fixed	1/17/2013	950,000	993,307
FNMA - 15 Year 3.5% Fixed	1/17/2013	38,000	40,363
FNMA - 15 Year 4.5% Fixed	1/17/2013	16,000	17,232
FNMA - 30 Year 2.43% Hybrid ARM	1/24/2013	25,000	26,234
FNMA - 30 Year 2.60% Hybrid ARM	1/25/2013	50,000	52,259
FNMA - 30 Year 2.15% Hybrid ARM	1/29/2013	100,000	103,542
FNMA - 30 Year 2.57% Hybrid ARM	1/29/2013	82,000	85,618
FNMA - 30 Year 3.5% Fixed	2/12/2013	200,000	212,651
FNMA - 15 Year 2.5% Fixed	2/14/2013	950,000	990,186
FNMA - 30 Year 2.17% Hybrid ARM	2/25/2013	30,000	31,107
		$4,291,000	$4,515,501

Summary Financial Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share numbers)	2013	2012	2013	2012
INVESTMENT INCOME:
Interest income from Agency RMBS	$85,599	$75,609	$238,691	$210,108
Other income	37	1,022	1,597	3,639
Total investment income	85,636	76,631	240,288	213,747
EXPENSES:
Interest	11,969	11,893	41,047	27,739
Operating expenses	5,597	5,340	16,821	15,738
Total expenses	17,566	17,233	57,868	43,477
Net investment income	68,070	59,398	182,420	170,270
Net gain (loss) from investments	15,781	221,127	(719,325)	322,863
GAINS AND (LOSSES) FROM SWAP AND CAP CONTRACTS:
Net swap and cap interest income (expense)	(23,744)	(17,255)	(72,399)	(41,448)
Net gain (loss) on termination of swap and cap contracts	25,707	—	41,666	—
Net unrealized appreciation (depreciation) on swap and cap contracts	(55,243)	(21,363)	183,720	(38,955)
Net gain (loss) from swap and cap contracts	(53,280)	(38,618)	152,987	(80,403)
NET INCOME (LOSS)	$30,571	$241,907	$(383,918)	$412,730
DIVIDEND ON PREFERRED STOCK	(5,203)	(953)	(10,651)	(953)
NET INCOME (LOSS) AVAILABLE TO COMMON SHARES	$25,368	$240,954	$(394,569)	$411,777
Net income (loss) per common share (diluted)	$0.14	$1.46	$(2.29)	$3.19
Distributions per common share	$0.34	$0.45	$1.00	$1.45

Key Balance Sheet Metrics
Average settled Agency RMBS (1)	$14,143,340	$13,442,454	$15,290,767	$11,301,195
Average total Agency RMBS (2)	$16,135,672	$18,751,053	$18,765,350	$14,955,424
Average repurchase agreements (3)	$12,180,713	$11,571,371	$13,306,964	$9,905,284
Average Agency RMBS liabilities (4)	$14,173,045	$16,879,970	$16,781,547	$13,559,513
Average net assets (5)	$1,977,424	$2,300,096	$2,226,481	$1,803,466
Average common shares outstanding (6)	170,351	165,017	173,120	128,839
Leverage ratio (at period end) (7)	6.5:1	7.7:1	6.5:1	7.7:1

Key Performance Metrics*
Average yield on settled Agency RMBS (8)	2.42%	2.25%	2.08%	2.48%
Average yield on total Agency RMBS including drop income (9)	2.67%	2.40%	2.28%	2.47%
Average cost of funds and hedge (10)	1.17%	1.01%	1.14%	0.93%
Adjusted average cost of funds and hedge (11)	1.01%	0.69%	0.90%	0.68%
Interest rate spread net of hedge (12)	1.25%	1.24%	0.94%	1.55%
Interest rate spread net of hedge including drop income(13)	1.66%	1.71%	1.38%	1.79%
Operating expense ratio (14)	1.13%	0.93%	1.01%	1.16%
___________

(1)	The average settled Agency RMBS is calculated by averaging the month end cost basis of settled Agency RMBS during the period.

(2)	The average total Agency RMBS is calculated by averaging the month end cost basis of total Agency RMBS during the period.

(3)	The average repurchase agreements are calculated by averaging the month end repurchase agreements balance during the period.

(4)	The average Agency RMBS liabilities are calculated by adding the average month end repurchase agreements balance plus average unsettled Agency RMBS during the period.

(5)	The average net assets are calculated by averaging the month end net assets during the period.

(6)	The average common shares outstanding are calculated by averaging the daily common shares outstanding during the period.

(7)	The leverage ratio is calculated by dividing (i) the Company's repurchase agreements balance plus payable for securities purchased minus receivable for securities sold by (ii) net assets.

(8)	The average yield on settled Agency RMBS for the period is calculated by dividing interest income from Agency RMBS by average settled Agency RMBS.

(9)	The average yield on total Agency RMBS including drop income for the period is calculated by dividing interest income from Agency RMBS plus drop income by average total Agency RMBS.

(10)	The average cost of funds and hedge for the period is calculated by dividing total interest expense, including net swap and cap interest income (expense), by average repurchase agreements.

(11)	The adjusted average cost of funds and hedge for the period is calculated by dividing total interest expense, including net swap and cap interest income (expense), by average Agency RMBS liabilities.

(12)	The interest rate spread net of hedge for the period is calculated by subtracting average cost of funds and hedge from average yield on settled Agency RMBS.

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
We adopted Accounting Standards Codification (“ASC”) 946, Clarification of the Scope of Audit and Accounting Guide Investment Companies (“ASC 946”), prior to its deferral in February 2008, while most, if not all, other public companies that invest only in Agency RMBS have not adopted ASC 946. Under ASC 946, we use financial reporting specified for investment companies, and accordingly, our investments are carried at fair value with changes in fair value included in earnings. Most other public companies that invest only in Agency RMBS include most changes in the fair value of their investments within other comprehensive income not in earnings. As a result, investors are not able to readily compare our results of operations to those of most of our competitors. We believe that the presentation of Core Earnings is useful to investors because it provides a means to compare our Core Earnings to those of our peers. In addition, because Core Earnings isolates the net swap and cap interest income (expense) it provides investors with an additional metric to identify trends in our portfolio as they relate to the interest rate environment.
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

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Non-GAAP Reconciliation:	2013	2012	2013	2012
NET INCOME (LOSS) AVAILABLE TO COMMON SHARES	$25,368	$240,954	$(394,569)	$411,777
Net (gain) loss from investments	(15,781)	(221,127)	719,325	(322,863)
Net (gain) loss on termination of swap and cap contracts	(25,707)	—	(41,666)	—
Net unrealized (appreciation) depreciation on swap and cap contracts	55,243	21,363	(183,720)	38,955
Core Earnings	$39,123	$41,190	$99,370	$127,869

Results of Operations
Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012
Net Income Available to Common Shares. Net income available to common shares decreased $215.6 million to net income of $25.4 million for the three months ended September 30, 2013, compared to net income of $241.0 million for the three months ended September 30, 2012. The major components of this decrease are detailed below.
Investment Income. Investment income, which primarily consists of interest income on Agency RMBS, increased by $9.0 million to $85.6 million for the three months ended September 30, 2013, as compared to $76.6 million for the three months ended September 30, 2012. The $10.0 million change in income from Agency RMBS was primarily due to the increased size of our portfolio and increased yield on investments as shown below (in thousands):

Change in Size		Change in Yield		Change in Size & Yield
Change in average settled	$700,886	Change in average yield	0.17%	Change in average settled	$700,886
2012 average yield	2.25%	2012 average settled	13,442,454	Change in average yield	0.17%
Change	$3,942	Change	$5,748	Change	$300
				Total change	$9,990
Interest Expense. Interest expense increased $0.1 million to $12.0 million for the three months ended September 30, 2013, as compared to $11.9 million for the three months ended September 30, 2012. As shown below, both the borrowings outstanding and rates on borrowings were stable during the three months ended September 30, 2013 and 2012 (in thousands):

Change in Size		Change in Rate		Change in Size & Yield
Change in average outstanding	$609,342	Change in average rate	(0.02)%	Change in average outstanding	$609,342
2012 average rate	0.41%	2012 average outstanding	11,571,371	Change in average rate	(0.02)%
Change	$626	Change	$(523)	Change	$(27)
				Total change	$76

Operating Expenses. Operating expenses were generally consistent at $5.6 million and $5.3 million for the three months ended September 30, 2013 and 2012, respectively. However, expenses increased significantly as a percentage of net assets during the three months ended September 30, 2013 to 1.13%, compared to 0.93% during the three months ended September 30, 2012. The increase in expenses as a percentage of net assets was mainly attributable to the decrease in our net assets. Our average net assets were $1,977.4 million and $2,300.1 million during the three months ended September 30, 2013 and 2012, respectively.
Net Gain (Loss) From Investments. Net gain from investments decreased by $205.3 million to $15.8 million for the three months ended September 30, 2013, compared to $221.1 million for the three months ended September 30, 2012. For the three months ended September 30, 2013 and 2012, prices of Agency RMBS increased, but by a greater amount for the three months ended September 30, 2012. For example, during the three months ended September 30, 2013 the price of a 30 year 3.5% Agency RMBS increased $0.438 and during the three months ended September 30, 2012 it increased $2.094.
During the three months ended September 30, 2013 and 2012, we generated drop income of approximately $22.1 million and $36.9 million, respectively. Drop income is a component of our net gain (loss) from investments on our statement of operations and therefore excluded from Core Earnings. The Company derives drop income from forward settling transactions. Drop income is the difference between the spot price and the forward settlement price for the same security on the trade date. This difference is also the economic equivalent of the assumed net interest margin (yield minus financing costs) of the bond from trade date to settlement date.
Net Loss from Swap and Cap Contracts. Net loss from swap and cap contracts increased by $14.7 million to a loss of $53.3 million for the three months ended September 30, 2013, compared to a loss of $38.6 million for the three months ended September 30, 2012. The increase in net loss on swap and cap contracts was primarily due to the change in swap rates combined with the change in the size of our interest rate swap and cap portfolio. During the three months ended September 30, 2013 and 2012, our average interest rate swap and cap notional amount was $11,915.0 million and $9,077.5 million, respectively. During the three months ended September 30, 2013 and 2012, three year swap rates decreased by 5 basis points and 19 basis points, respectively.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012
Net Income (Loss) Available to Common Shares. Net income (loss) available to common shares decreased $806.4 million to a net loss of $394.6 million for the nine months ended September 30, 2013, compared to net income of $411.8 million for the nine months ended September 30, 2012. The major components of this decrease are detailed below.
Investment Income. Investment income, which primarily consists of interest income on Agency RMBS, increased by $26.6 million to $240.3 million for the nine months ended September 30, 2013, as compared to $213.7 million for the nine months ended September 30, 2012. The change in investment income was primarily due to the increased size of our portfolio. During the nine months ended September 30, 2013, our average settled Agency RMBS portfolio was $15,290.8 million, compared to $11,301.2 million during the nine months ended September 30, 2012. However, the increased income due to the size of our portfolio was partially offset by the decrease in the average yield on settled Agency RMBS. During the nine months ended September 30, 2013 and 2012, our average yield on settled Agency RMBS was 2.08% and 2.48%, respectively. The impact of the $28.6 million change in income from Agency RMBS from the increased size of our Agency RMBS portfolio and change in average yield on Agency RMBS portfolio is shown below (in thousands):

Change in Size		Change in Yield		Change in Size & Yield
Change in average settled	$3,989,572	Change in average yield	(0.40)%	Change in average settled	$3,989,572
2012 average yield	2.48%	2012 average settled	11,301,195	Change in average yield	(0.40)%
Change	$74,173	Change	$(33,695)	Change	$(11,895)
				Total change	$28,583
Interest Expense. Interest expense increased $13.3 million to $41.0 million for the nine months ended September 30, 2013, as compared to $27.7 million for the nine months ended September 30, 2012. The increase was due to the increase in our average amounts outstanding under our repurchase agreements and higher interest rates as shown below (in thousands):

Change in Size		Change in Rate		Change in Size & Yield
Change in average outstanding	$3,401,680	Change in average rate	0.04%	Change in average outstanding	$3,401,680
2012 average rate	0.37%	2012 average outstanding	9,905,284	Change in average rate	0.04%
Change	$9,526	Change	$2,815	Change	$967
				Total change	$13,308

Operating Expenses. For the nine months ended September 30, 2013, operating expenses increased by $1.1 million to $16.8 million, compared to $15.7 million for the nine months ended September 30, 2012. However, expenses decreased as a percentage of net assets during the nine months ended September 30, 2013 to 1.01%, compared to 1.16% during the nine months ended September 30, 2012. The decrease in expenses as a percentage of net assets was mainly attributable to our larger asset base over the nine months ended September 30, 2013 and 2012. Our average net assets were $2,226.5 million and $1,803.5 million during the nine months ended September 30, 2013 and 2012, respectively.
Net Gain (Loss) From Investments. Net gain (loss) from investments decreased by $1,042.2 million to a net loss of $719.3 million for the nine months ended September 30, 2013, compared to $322.9 million gain for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, prices of Agency RMBS decreased, while for the nine months ended September 30, 2012 prices of Agency RMBS increased. For example, during the nine months ended September 30, 2013 the price of a 30 year 3.5% Agency RMBS decreased $4.687 and during the nine months ended September 30, 2012 it increased $4.407. In addition, during the nine months ended September 30, 2013, the size of our total Agency RMBS book was significantly larger at an average of $18,765.4 million compared to $14,955.4 million during the nine months ended September 30, 2012.
During the nine months ended September 30, 2013 and 2012, we generated drop income of approximately $81.7 million and $67.3 million, respectively.
Net Gain (Loss) from Swap and Cap Contracts. Net gain (loss) from swap and cap contracts increased by $233.4 million to a gain of $153.0 million for the nine months ended September 30, 2013, compared to a loss of $80.4 million for the nine months ended September 30, 2012. The increase in net gain on swap and cap contracts was primarily due to the change in swap rates combined with the change in the size of our interest rate swap and cap portfolio. During the nine months ended September 30, 2013 and 2012, our average interest rate swap and cap notional amount was $12,250.0 million and $7,055.0 million, respectively. During the nine months ended September 30, 2013 and 2012, three year swap rates increased by 26 basis points and decreased by 38 basis points, respectively.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations for repurchase agreements, interest expense on repurchase agreements and the office lease at September 30, 2013 and December 31, 2012 (dollars in thousands).

September 30, 2013	Within One Year	One to Three Years	Three to Five Years	Total
Repurchase agreements	$11,735,071	$—	$—	$11,735,071
Interest expense on repurchase agreements, based on rates at September 30, 2013	8,526	—	—	8,526
Long term operating lease obligation	309	459	—	768
Total	$11,743,906	$459	$—	$11,744,365

December 31, 2012	Within One Year	One to three Years	Three to Five Years	Total
Repurchase agreements	$13,981,307	$—	$—	$13,981,307
Interest expense on repurchase agreements, based on rates at December 31, 2012	15,173	—	—	15,173
Long term operating lease obligation	320	162	—	482
Total	$13,996,800	$162	$—	$13,996,962
We enter into interest rate swap and cap contracts as a means of mitigating our interest rate risk in forecasted interest expense associated with repurchase agreements for the term of the swap or cap contract. Effective June 2013, we began clearing interest rate swaps on exchanges, such as the Chicago Mercantile Exchange. For the $1.0 billion of interest rate swaps cleared on the exchanges as of September 30, 2013, we will no longer face the original trade counterparty, but will instead face the exchange. This should greatly reduce the risk of counterparty default for us. However, we will continue to have credit exposure to banks and broker dealers on our interest rate caps and swaps that are not cleared on an exchange. At September 30, 2013 and December 31, 2012, we had the following interest rate swap and cap contracts not cleared on an exchange (dollars in thousands):
As of September 30, 2013

Counterparty	Total Notional	Fair Value	Amount At Risk (1)	Weighted Average Maturity in Years
Barclays Bank plc	$1,000,000	$49,353	$(847)	5.6
BNP Paribas	250,000	3,500	880	3.9
Credit Suisse International	1,550,000	11,469	11,579	4.1
Deutsche Bank	940,000	2,924	8,477	2.5
Goldman Sachs	1,000,000	(17,200)	19,648	1.2
ING Capital Markets, LLC	300,000	15,481	181	5.7
Morgan Stanley Capital Markets	750,000	3,022	3,723	3.8
Nomura Global Financial Products, Inc.	550,000	(13,158)	5,729	1.8
The Bank of Nova Scotia	750,000	41,783	(513)	5.6
The Royal Bank of Scotland plc	2,300,000	88,925	(1,278)	4.7
UBS AG	300,000	15,852	262	5.7
Wells Fargo Bank, N.A.	300,000	13,307	(1,090)	5.6
Total	$9,990,000	$215,258	$46,751

As of December 31, 2012

Counterparty	Total Notional	Fair Value	Amount At Risk(1)	Weighted Average Maturity in Years
BNP Paribas	$250,000	$26	$2,159	4.7
Credit Suisse International	2,050,000	27,922	13,190	6.0
Deutsche Bank	1,340,000	(10,733)	16,369	2.6
Goldman Sachs	1,800,000	(34,105)	20,416	1.5
ING Capital Markets, LLC	300,000	8,685	585	6.5
Morgan Stanley Capital Markets	1,250,000	29,135	16,474	6.6
Nomura Global Financial Products, Inc.	550,000	(19,629)	6,336	2.6
The Bank of Nova Scotia	250,000	33	1,627	4.7
The Royal Bank of Scotland plc	2,500,000	7,543	9,457	2.4
UBS AG	300,000	9,165	925	6.5
Wells Fargo Bank, N.A.	300,000	7,552	1,449	6.4
Total	$10,890,000	$25,594	$88,987
 _______

(1)	Equal to the fair value of pledged securities plus accrued interest income, minus the fair value of the interest rate swap and cap and accrued interest income and expense.

We enter into certain contracts that contain a variety of indemnification obligations, principally with our brokers and counterparties to interest rate swap contracts and repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of September 30, 2013 and December 31, 2012. In addition, as of September 30, 2013 and December 31, 2012, we had $1,656.7 million and $4,515.5 million of payable for securities purchased, respectively, a portion of which either was or will be financed through repurchase agreements. A summary of our payable for securities purchased as of September 30, 2013 and December 31, 2012 is included in the “Financial Condition—Liabilities” section.
Off-Balance Sheet Arrangements
As of September 30, 2013 and December 31, 2012, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2013 and December 31, 2012, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or had any intent to provide funding to any such entities.
Liquidity and Capital Resources
As of September 30, 2013 and December 31, 2012, we had approximately $1,290.9 million and $1,519.3 million, respectively, in Agency RMBS, U.S. Treasury Securities and cash and cash equivalents available to satisfy future margin calls. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future.
Our primary sources of funds are borrowings under repurchase arrangements and monthly principal repayments and interest payments on our investments. Other sources of funds may include proceeds from debt and equity offerings and asset sales. As of September 30, 2013 and December 31, 2012, we had repurchase agreements totaling $11,735.1 million and $13,981.3 million, respectively, with a weighted average borrowing rate of 0.39% and 0.48%, respectively. In addition, during the nine months ended September 30, 2013 and 2012, we received $2,122.4 million and $1,940.3 million of principal repayments, respectively, and $248.0 million and $191.1 million of interest payments, respectively. We held cash and cash equivalents of $10.6 million and $13.9 million at September 30, 2013 and December 31, 2012, respectively.
During the nine months ended September 30, 2013 and 2012, our operations provided (used) net cash of $2,244.3 million and $(7,214.3) million, respectively. During the nine months ended September 30, 2013 and 2012, we had net purchases (sales) of securities (net of purchases, sales and principal repayments) of $(5,582.0) million and $12,926.4 million, respectively. As prices of Agency RMBS declined in the second quarter of 2013, we took a prudent risk management approach and maintained our leverage discipline by selling Agency RMBS to reduce our leverage to its current level of 6.5 to one at September 30, 2013. During the nine months ended September 30, 2013, we maintained a liquidity level greater than 44% of net assets.
Through the Direct Share Purchase Program ("DSPP"), stockholders may purchase additional shares of common stock by reinvesting some or all of the cash dividends received on shares of common stock. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. We did not issue any shares under the plan during the nine months ended September 30, 2013. During the nine months ended September 30, 2012 we issued 5.3 million shares under the plan, raising approximately $74.0 million of net proceeds. As of September 30, 2013 and December 31, 2012, there were approximately 4.1 million shares available for issuance under the DSPP.
On June 7, 2011 we established the Equity Placement Program ("EPP") whereby, from time to time, we may publicly offer and sell up to 15.0 million shares of our common stock in at-the-market transactions and/or privately negotiated transactions with JMP Securities LLC acting as sales agent. For the nine months ended September 30, 2013, we did not issue any shares under the plan. During the nine months ended September 30, 2012, we issued 11.9 million shares under the plan raising approximately $164.3 million. As of September 30, 2013 and December 31, 2012, there were approximately 3.1 million shares of common stock that remained available for issuance under the EPP.
On November 15, 2012, we announced that our board of directors authorized the repurchase of shares of our common stock having an aggregate value of up to $250 million. We intend to repurchase shares only when the purchase price is less than our estimate of our current net asset value per share of our common stock. For the nine months ended September 30, 2013, we repurchased 8.4 million shares with a weighted average purchase price of $8.62, or approximately $72.4 million in the aggregate. We did not make any repurchases during 2012.
The following tables present certain information regarding our risk exposure on our repurchase agreements as of September 30, 2013 and December 31, 2012 (dollars in thousands):

September 30, 2013

Counterparty	Total Outstanding Borrowings	% of Total	% of Net Assets At Risk (1)	Weighted Average Maturity in Days
Bank of America Securities LLC	$676,855	5.8%	1.9%	45
Bank of Nova Scotia	643,785	5.5	1.0	43
Barclays Capital, Inc.	735,545	6.3	1.8	15
BNP Paribas Securities Corp	747,085	6.4	2.0	48
Cantor Fitzgerald & Co.	69,089	0.6	0.2	18
Citigroup Global Markets, Inc.	523,714	4.5	1.5	80
Credit Suisse Securities (USA) LLC	547,806	4.8	1.8	10
Daiwa Securities America, Inc.	288,108	2.5	0.8	127
Goldman Sachs & Co.	621,630	5.3	1.7	12
Guggenheim Liquidity Services, LLC	376,034	3.2	1.1	70
Industrial and Commercial Bank of China Financial Services LLC	673,294	5.7	1.7	51
ING Financial Markets LLC	696,166	5.9	2.0	38
J.P. Morgan Securities LLC	321,363	2.7	0.9	65
KGS Alpha Capital Markets	115,188	1.0	0.4	24
LBBW Securities LLC	134,102	1.1	0.5	24
Mitsubishi UFJ Securities (USA), Inc.	578,966	4.9	1.6	61
Mizuho Securities USA, Inc.	528,996	4.5	1.5	15
Morgan Stanley & Co. Inc.	680,834	5.8	1.8	58
Nomura Securities International, Inc.	379,942	3.2	1.0	94
RBC Capital Markets, LLC	614,379	5.2	1.8	49
The Royal Bank of Scotland PLC	183,892	1.6	0.6	9
South Street Securities LLC	345,988	2.9	1.3	49
UBS Securities LLC	592,119	5.0	1.6	54
Wells Fargo Securities, LLC	660,191	5.6	1.9	9
	$11,735,071	100.0%	32.4%

December 31, 2012

Counterparty	Total Outstanding Borrowings	% of Total	% of Net Assets At Risk (1)	Weighted Average Maturity in Days
Bank of America Securities LLC	$1,143,279	8.2%	2.4%	16
Bank of Nova Scotia	660,889	4.7	1.1	12
Barclays Capital, Inc.	1,129,106	8.1	2.3	30
BNP Paribas Securities Corp	662,360	4.7	1.5	17
Citigroup Global Markets, Inc.	463,815	3.3	1.1	21
Credit Suisse Securities (USA) LLC	645,179	4.6	1.2	15
Daiwa Securities America, Inc.	305,954	2.2	0.7	22
Deutsche Bank Securities, Inc.	539,094	3.8	1.4	21
Goldman Sachs & Co.	1,058,174	7.6	2.4	17
Guggenheim Liquidity Services, LLC	281,225	2.0	0.6	22
Industrial and Commercial Bank of China Financial Services LLC	808,414	5.8	1.7	20
ING Financial Markets LLC	377,353	2.7	0.9	14
KGS Alpha Capital Markets	138,697	1.0	0.4	19
LBBW Securities LLC	140,953	1.0	0.3	28
Mitsubishi UFJ Securities (USA), Inc.	627,315	4.5	1.4	17
Mizuho Securities USA, Inc.	520,638	3.7	1.1	18
Morgan Stanley & Co. Inc.	634,179	4.5	1.6	17
Nomura Securities International, Inc.	623,556	4.5	1.5	21
RBC Capital Markets, LLC	791,610	5.7	1.8	17
South Street Securities LLC	375,289	2.7	1.1	18
The Royal Bank of Scotland PLC	167,604	1.2	0.4	9
UBS Securities LLC	936,333	6.7	2.3	38
Wells Fargo Securities, LLC	950,291	6.8	1.3	13
Total	$13,981,307	100.0%	30.5%

____________________

(1)	Equal to the fair value of pledged securities plus accrued interest income, minus the sum of repurchase agreement liabilities and accrued interest expense divided by net assets.
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

An event of default or termination event under the standard master repurchase agreement would give our counterparty the option to terminate all repurchase transactions existing with us and make any amount due by us to the counterparty immediately payable.
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
Qualitative and Quantitative Disclosures about Short Term Borrowings
The following table discloses quantitative data about our short term borrowings under repurchase agreements during the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Outstanding at period end	$11,735	$13,912	$11,735	$13,912
Weighted average rate at period end	0.39%	0.42%	0.39%	0.42%
Average outstanding during period (1)	$12,181	$11,571	$13,307	$9,905
Weighted average rate during period	0.39%	0.41%	0.41%	0.37%
Largest month end balance during period	$13,809	$13,912	$14,544	$13,912

_______________

(1)	Calculated based on the average month end balance during the period.
As of September 30, 2013, our borrowing levels were lower when compared to the average outstanding during the three and nine months ended September 30, 2013, resulting from a decrease in net assets and a reduction in our leverage ratio. As of September 30, 2012, our borrowing levels increased when compared to the average outstanding during the three and nine months ended September 30, 2012, due to our July 16, 2012 public offering of our common stock and our August 3, 2012 offering of our Series A Preferred Stock, which allowed us to finance additional asset purchases. The Company's borrowing rates were stable during the the periods shown.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of September 30, 2013 and December 31, 2012, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do believe that risk can be quantified from historical experience and seek to actively manage risk, to earn sufficient compensation to justify taking risks and to maintain capital levels consistent with the risks we undertake. Our board of directors exercises oversight of risk management in many ways, including overseeing our senior management’s risk-related responsibilities and reviewing management and investment policies and performance against these policies and related benchmarks. See “Business—Risk Management” in our annual report on Form 10-K for the fiscal year ended December 31, 2012 for a further discussion of our risk mitigation practices.
Interest Rate Risk
We are subject to interest rate risk in connection with our investments in Agency RMBS collateralized by ARMs, hybrid ARMs and fixed rate mortgage loans and our related debt obligations, which are generally repurchase agreements of limited duration that are periodically refinanced at current market rates. We seek to mitigate this risk through utilization of derivative contracts, primarily interest rate swap and cap contracts.
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
We are a party to the interest rate swap and cap contracts as of September 30, 2013 and December 31, 2012 described in detail under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in this quarterly report on Form 10-Q.
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
Extension Risk. We invest in Agency RMBS collateralized by hybrid ARMs, which have interest rates that are fixed for the first few years of the loan (typically three, five, seven or 10 years) and thereafter reset periodically on the same basis as Agency RMBS collateralized by ARMs. We compute the projected weighted average life of our Agency RMBS collateralized by hybrid ARMs based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when Agency RMBS collateralized by fixed rate or hybrid ARMs is acquired with borrowings, we may, but are not required to, enter into an interest rate swap contract or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated weighted average life of the fixed rate portion of the related Agency RMBS. This strategy is designed to protect us from rising interest rates by fixing our borrowing costs for the duration of the fixed rate period of the collateral underlying the related Agency RMBS.
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
The following sensitivity analysis table shows the estimated impact of our interest rate-sensitive investments and repurchase agreement liabilities on the fair value of our assets and our net income, exclusive of the effect of changes in fair value on our net income, at September 30, 2013 and December 31, 2012, assuming a static portfolio and that rates instantaneously fall 25, 50 and 75 basis points and rise 25, 50 and 75 basis points.

September 30, 2013

Change in Interest Rates	Projected Change in the Fair Value of Our Assets (excluding hedging instruments)*	Projected Change in the Fair Value of Our Assets (including hedging instruments)*	Projected Change in Our Net Income
- 75 basis points	2.95%	1.49%	6.78%	(a)
- 50 basis points	2.21%	1.29%	5.25%	(a)
- 25 basis points	1.25%	0.69%	2.63%	(a)
No Change	—%	—%	—%
+ 25 basis points	(1.31)%	(0.74)%	(6.57)%
+ 50 basis points	(2.67)%	(1.52)%	(13.14)%
+ 75 basis points	(4.04)%	(2.30)%	(19.70)%
December 31, 2012

Change in Interest Rates	Projected Change in the Fair Value of Our Assets (excluding hedging instruments)*	Projected Change in the Fair Value of Our Assets (including hedging instruments)*	Projected Change in Our Net Income
- 75 basis points	0.74%	(0.08)%	13.32%	(a)
- 50 basis points	0.80%	0.24%	10.66%	(a)
- 25 basis points	0.56%	0.24%	5.33%	(a)
No Change	—%	—%	—%
+ 25 basis points	(0.70)%	(0.37)%	(13.32)%
+ 50 basis points	(1.53)%	(0.86)%	(26.64)%
+ 75 basis points	(2.49)%	(1.45)%	(39.96)%
_____________

*	Analytics provided by The Yield Book® Software
(a)
Given the low level of interest rates at September 30, 2013 and December 31, 2012, we reduced 3 month LIBOR and our repurchase agreement rates by 10, 20 and 25 basis points for the down 25, 50 and 75 basis point net income scenarios, respectively. All other interest rate sensitive instruments were calculated in accordance with the table.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
There have been no changes in our internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. Other Information
Item 1. Legal Proceedings
The Company is not currently subject to any material legal proceedings.
Item 1A. Risk Factors

The failure of U.S. lawmakers to reach an agreement on the national debt ceiling or a budget may materially adversely affect our business, financial condition and results of operations.

On October 16, 2013, Congress passed legislation to reopen the government through January 15, 2014 and effectively suspend the debt ceiling through February 7, 2014 to permit broader negotiations over budget issues. In the event U.S. lawmakers fail to reach an agreement on the national debt ceiling or a budget, the U.S. could default on its obligations, which could negatively impact the trading market for U.S. government securities. This may, in turn, negatively affect the value of our Agency RMBS and our ability to obtain financing for our investments. As a result, it may materially adversely affect our business, financial condition and results of operations.

On August 5, 2011, Standard & Poor’s downgraded the U.S. credit rating to AA+ for the first time due to the U.S. Congress’ inability to reach an effective agreement on the national debt ceiling and a budget in a timely manner. Because Fannie Mae and Freddie Mac are in conservatorship of the U.S. Government, the implicit credit rating of Agency RMBS guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae were also downgraded to AA+. While this downgrade did not have a significant impact on the fair value of the Agency RMBS in our portfolio, it increased the uncertainty regarding the credit risk of Agency RMBS. The current U.S. debt ceiling and budget deficit concerns have increased the possibility of the credit-rating agencies further downgrading the U.S. credit rating. On October 15, 2013, Fitch Ratings Service placed the U.S. credit rating on negative watch, warning that a failure by the U.S. Government to honor interest or principal payments on U.S. Treasury Securities would impact its decision whether downgrade the U.S. credit rating. Fitch also stated that the manner and duration of an agreement to raise the debt ceiling and resolve the budget impasse, as well as the perceived risk of such events occurring in the future, would weigh on its ratings.

A further downgrade of the U.S. Government’s credit rating could create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system. Such circumstances could adversely affect our business in many ways, including but not limited to adversely impacting our ability to obtain attractive financing for our investments, increasing the cost of such financing if it is obtained, increasing the likelihood that our repurchase agreement lenders require that we post additional collateral as a result of margin calls causing us to sell assets at depressed prices in order to generate liquidity to satisfy these margin calls or to settle repurchase agreement obligations if we are unable to obtain new repurchase agreement borrowings when our current borrowings expire. As a result, these adverse economic and market conditions may also adversely affect our liquidity position, and could increase our risk of a counterparty defaulting on its obligations. If any of these events were to occur, it could materially adversely affect our business, financial condition and results of operations.

Adoption of the Basel III standards and other proposed supplementary regulatory standards may negatively impact our access to financing or affect the terms of our future financing arrangements.

In response to various financial crises and the volatility of financial markets, the Basel Committee on Banking Supervision adopted the Basel III standards several years ago. The final package of Basel III reforms was approved by the G20 leaders in November 2010. In January 2013, the Basel Committee agreed to delay implementation of the Basel III standards and expanded the scope of assets permitted to be included in a bank’s liquidity measurement.

U.S. regulators have elected to implement substantially all of the Basel III standards. Financial institutions will have until 2019 to fully comply with the Basel III standards, which could cause an increase in capital requirements for, and could place constraints on, the financial institutions from which we borrow.

Shortly after approving the Basel III standards, U.S. regulators also issued a notice of proposed rule-making calling for enhanced supplementary leverage ratio standards, which would impose capital requirements more stringent than those of the Basel III standards for the most systematically significant banking organizations in the U.S. The enhanced standards are currently subject to public comment, and there can be no assurance that they will be adopted or, if adopted, that they will resemble the current proposal. Adoption and implementation of the Basel III standards and the supplemental regulatory standards proposed by U.S. regulators may negatively impact our access to financing or affect the terms of our future financing arrangements.

Clearing facilities or exchanges upon which some of our hedging instruments are traded may increase margin requirements on our hedging instruments in the event of adverse economic developments.

In response to events having or expected to have adverse economic consequences or which create market uncertainty, clearing facilities or exchanges upon which some of our hedging instruments, such as interest rate caps and swaps, are traded may require us to post additional collateral against our hedging instruments. In response to the U.S. approaching its debt ceiling without resolution and the government shutdown, the Chicago Mercantile Exchange announced on October 15, 2013 that it would increase margin requirements by 12% for all over-the-counter interest rate swap portfolios that its clearinghouse guaranteed. This increase was subsequently rolled back on October 17, 2013 upon the news that Congress passed legislation to temporarily suspend the debt ceiling and reopen the government, which allowed time for broader negotiations concerning budgetary issues. In the event that future adverse economic developments or market uncertainty result in increased margin requirements for our hedging instruments, it could materially adversely affect our liquidity position, business, financial condition and results of operations.

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
_________________
*    Filed herewith.
**    Furnished herewith.

(1)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Statements of Assets and Liabilities at September 30, 2013 (Unaudited) and December 31, 2012 (Derived from the audited balance sheet at December 31, 2012); (ii) Condensed Statements of Operations (Unaudited) for the three and nine months ended September 30, 2013 and 2012; (iii) Condensed Statements of Changes in Net Assets (Unaudited) for the three and nine months ended September 30, 2013 and 2012; (iv) Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2013 and 2012; and (v) Condensed Notes to Financial Statements (Unaudited) for the three and nine months ended September 30, 2013 and 2012.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYS INVESTMENTS, INC.

Dated: October 18, 2013	BY:	/s/ FRANCES R. SPARK
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
__________________
 *     Filed herewith.
**    Furnished herewith.

(1)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Statements of Assets and Liabilities at September 30, 2013 (Unaudited) and December 31, 2012 (Derived from the audited balance sheet at December 31, 2012); (ii) Condensed Statements of Operations (Unaudited) for the three and nine months ended September 30, 2013 and 2012; (iii) Condensed Statements of Changes in Net Assets (Unaudited) for the three and nine months ended September 30, 2013 and 2012; (iv) Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2013 and 2012; and (v) Condensed Notes to Financial Statements (Unaudited) for the three and nine months ended September 30, 2013 and 2012.