Form 10-K
period 2013-12-31
CYS Investments, Inc.
filed 2014-02-14
CIK 1396446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission file number 001-33740
______________________________________
CYS Investments, Inc.
______________________________________
(Exact name of registrant as specified in its charter)

Maryland	20-4072657
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

890 Winter Street, Suite 200 Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)
(617) 639-0440
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value	New York Stock Exchange
7.75% Series A Cumulative Redeemable Preferred Stock, $25.00 Liquidation Preference	New York Stock Exchange
7.50% Series B Cumulative Redeemable Preferred Stock, $25.00 Liquidation Preference	New York Stock Exchange
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,577,930,088 based on the closing price on the New York Stock Exchange as of June 30, 2013
Number of the registrant’s common stock outstanding as of January 31, 2014: 161,665,360
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement with respect to its 2014 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof as noted therein.

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
Forward Looking Statements
When used in this Annual Report on Form 10-K, in future filings with the Securities and Exchange Commission (“SEC”) or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and, as such, may involve known and unknown risks, uncertainties and assumptions. The forward-looking statements we make in this Annual Report on Form 10-K include, but are not limited to, statements about the following:

•	the effect of movements in interest rates on our assets and liabilities (including our hedging instruments) and our net income;

•	our investment, financing and hedging strategy and the success of these strategies;

•	the effect of U.S. Government actions on interest rates and the housing and credit markets;

•	the effect of actual or proposed actions of the U.S. Federal Reserve with respect to monetary policy, inflation or the tapering of financial asset purchases;

•	the effect of increased prepayment rates on our portfolio;

•	our ability to convert our assets into cash or extend the financing terms related to our assets;

•	the effect of widening credit spreads or shifts in the yield curve on the value of our assets and investment strategy;

•	the types of indebtedness we may incur;

•	our ability to quantify risks based on historical experience;

•	our ability to be taxed as a real estate investment trust (“REIT”) and to maintain an exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”);

•	the tax limitations of capital loss carryforwards and other built in losses;

•	our assessment of counterparty risk;

•	the rise of counterparty defaults;

•	our ability to meet short term liquidity requirements with our cash flow from operations and borrowings;

•	the effect of rising interest rates on economic indicators such as employment and home prices;

•	changes in the presentation of the Company's financial statements;

•	the impact of an inability of the U.S. Government to reach an agreement on the national debt ceiling;

•	our liquidity;

•	our asset valuation policies, and

•	our distribution policy.

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors could cause actual results to vary from our forward-looking statements:

•	the factors referenced in this Annual Report on Form 10-K, including those set forth under the section captioned “Risk Factors;”

•	changes in our investment, financing and hedging strategy;

•	the adequacy of our cash flow from operations and borrowings to meet our short term liquidity requirements;

•	the liquidity of our portfolio;

•	unanticipated changes in our industry, interest rates, the credit markets, the general economy or the real estate market;

•	changes in interest rates and the market value of our Agency RMBS;

•	changes in the prepayment rates on the mortgage loans underlying our Agency RMBS;

•	our ability to borrow to finance our assets;

•	actions by the U.S. Government or the U.S. Federal Reserve that impact the value of our Agency RMBS or interest rates;

•	changes in government regulations affecting our business;

•	changes in the U.S. government's credit rating or ability to pay its debts;

•	our ability to maintain our qualification as a REIT for federal income tax purposes;

•	our ability to maintain our exemption from registration under the Investment Company Act and the availability of such exemption in the future; and

•	risks associated with investing in real estate assets, including changes in business conditions and the general economy.
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
Our Investment Strategy
We invest in Agency RMBS collateralized by fixed rate single-family residential mortgage loans (primarily 10, 15, 20 or 30 years), ARMs, which have coupon rates that reset monthly, or hybrid ARMs, which have a coupon rate that is fixed for an initial period (typically three, five, seven or 10 years) and thereafter resets at regular intervals. In addition, our investment guidelines permit investments in collateralized mortgage obligations issued by a government agency or government-sponsored entity that are collateralized by Agency RMBS (“CMOs”), although we had not invested in any CMOs as of December 31, 2013. In addition, we invest in debt securities issued by the U.S. Department of the Treasury or a government-sponsored entity that are not backed by collateral but, in the case of government agencies, are backed by the full faith and credit of the U.S. government ("U.S. Treasury Securities"), and, in the case of government sponsored entities, are backed by the integrity and creditworthiness of the issuer (“U.S. Agency Debentures”). Our primary reason for investing in U.S. Treasury Securities is to post collateral for swaps when required.
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
Our investment strategy is designed to:

•	build an investment portfolio consisting primarily of Agency RMBS that generates risk-adjusted investment income;

•	manage financing, interest and prepayment rate risks;

•	capitalize on discrepancies in the relative valuations in the Agency RMBS market;

•	manage cash flow so as to provide for regular quarterly distributions to stockholders;

•	limit credit risk;

•	minimize the impact that changing interest rates have on our net investment income and net asset value;

•	opportunistically invest in other assets within our investment guidelines;

•	cause us to maintain our qualification as a REIT; and

•	cause us to remain exempt from the registration requirements of the Investment Company Act.

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
The key steps of our investment process are:

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

Financing Strategy
We use leverage to finance a portion of our Agency RMBS portfolio and to seek to increase potential returns to our stockholders. Our use of leverage may, however, also have the effect of increasing losses when securities in our portfolio decline in value. Generally, we expect our leverage to be between five and 10 times.  Given recent actions and guidance provided by the U.S. Federal Reserve about the future path of the Federal Funds Target Rate, their goal of reducing asset purchases, the heightened interest-rate volatility that these policy changes have created, and may likely continue to create, and current market conditions, we currently expect our leverage to remain in the lower end of this range.  Our leverage varies from time to time depending on many factors and conditions, including the short term changes in the market value of our assets and net asset value and other factors management assesses, analyzes and deems relevant.  At December 31, 2013, our portfolio leverage ratio (calculated by dividing (i) our repurchase agreements balance plus payable for securities purchased minus receivable for securities sold by (ii) net assets) was approximately 6.97 to 1, down from 7.69 to 1 at December 31, 2012.
We finance our Agency RMBS investments using repurchase agreements with a diversified group of commercial and investment banks. Using repurchase agreements, we are able to borrow against the value of our assets. Under these agreements, we sell our assets to a counterparty and agree to repurchase the same assets from the counterparty at a price equal to the original sales price plus an interest factor. If the market value of the securities sold by us to a counterparty declines, we may be required by the counterparty to provide additional collateral, which is commonly referred to as a margin call. Our repurchase agreements are accounted for as debt for purposes of U.S. generally accepted accounting principles (“GAAP”) and secured by the underlying assets. During the period of a repurchase agreement, we are entitled to and receive the principal and interest payments on the related assets.
We maintain formal relationships with multiple counterparties that are broker/dealers and commercial and investment banks for the purpose of obtaining financing on favorable terms and to mitigate counterparty credit risk. As of December 31, 2013, we had repurchase agreements in place with 37 counterparties and indebtedness outstanding with 24 counterparties in an aggregate amount of approximately $11.2 billion, or approximately 81% of the fair value of our portfolio, and a weighted average borrowing rate of 0.41%. Currently, the percentage amounts by which the collateral value must exceed the amount borrowed, which we refer to as the haircut, are between 3% and 7%. As a borrower, we are subject to margin calls from counterparties if the value of the collateral that we have posted has declined below the haircut level, which may occur due to prepayments of the mortgages causing the face value of the mortgage pool provided as collateral to the counterparty to decline or when the value of the mortgage pool provided as collateral declines as a result of interest rate movements or spread widening.
In the future, we may utilize other financing techniques, which may include but not necessarily be limited to the issuance of common stock, secured or unsecured debt, preferred stock or trust preferred securities.
Hedging Strategy
Subject to maintaining our qualification as a REIT, we utilize derivative financial instruments to hedge a portion of the interest rate risk associated with the financing of our portfolio. Our most common method of financing Agency RMBS is through repurchase agreements, which generally have maturities between 30 and 90 days. The weighted average life of the Agency RMBS we own is generally much longer. The difference in maturities, in addition to prepayments, adjustable-rate features of ARMs and other potential changes in timing and amount of cash flows, creates potential interest rate risk. We engage in interest rate hedging activities intended to mitigate changes in interest rates that we expect would impair our ability to continue to finance assets we own at favorable rates. Our hedging techniques are also used in an attempt to protect us against declines in the market value of our assets that result from general trends in debt markets. Our interest rate hedging methods have historically consisted of interest rate swaps (a contract exchanging a variable rate for a fixed rate, or vice versa), including cancelable interest rate swaps (swaps that may be canceled at one party’s option before expiry), and interest rate caps (a contract protecting against a rise in interest rates above a fixed level). In the future, our interest rate hedging methods are likely to continue to consist of interest rate swaps, including cancelable interest rate swaps, and interest rate caps, but may also include interest rate floors (a contract protecting against a decline in interest rates below a fixed level), interest rate collars (a combination of caps and floors), Eurodollar and U.S. Treasury futures and other interest rate and non-interest rate derivative instruments or contracts.
We enter into interest rate swap agreements to offset the potential adverse effects of rising interest rates on certain short term repurchase agreements. Our repurchase agreements generally carry interest rates that correspond to the London Interbank Offered Rate (“LIBOR”) for the borrowing periods. Historically, we have sought to enter into interest rate swap agreements structured such that we receive payments based on a variable interest rate and make payments based on a fixed interest rate. The variable interest rate on which payments are received is calculated based on various reset mechanisms for LIBOR. Additionally, we have entered into interest rate cap agreements structured such that we receive payments based on a variable interest rate being above a fixed cap interest rate. The variable interest rate on which payments are received on interest rate caps is also calculated based on various reset mechanisms for LIBOR. Our interest rate swap and cap agreements effectively fix or cap our borrowing cost and are not held for speculative or trading purposes. As of December 31, 2013, we had established interest rate swap and cap agreements covering $10.2 billion, or approximately 80% of the aggregate fair value of our portfolio, that has been financed under repurchase agreements and payable for securities purchased. We only enter into interest rate swap and cap agreements related to financing for Agency RMBS collateralized by hybrid ARMs and fixed rate mortgage loans.
Our Portfolio
Agency RMBS are residential mortgage pass-through securities, the principal and interest of which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Our current portfolio of Agency RMBS is backed by fixed rate mortgages and hybrid ARMs that typically have a fixed coupon for three, five, seven or 10 years, and then pay an adjustable coupon that generally resets annually over a predetermined interest rate index. As of December 31, 2013, our Agency RMBS portfolio consisted of 11.1% forward settling transactions that will be 2014 production when settled; 57.8% 2013 production; 18.5% 2012 production; 9.7% 2011 production; 2.7% 2010 production; and 0.2% 2009 production. As of December 31, 2013, our Agency RMBS portfolio consisted of the following:

	Face Value	Fair Value	Weighted Average
Asset Type	(in thousands)		Cost/Face	Fair Value/Face	Yield(1)	Coupon	CPR(2)
15 Year Fixed Rate	$6,337,536	$6,510,958	$102.58	$102.74	2.51%	3.13%	5.3%
20 Year Fixed Rate	84,730	90,795	103.07	107.16	3.38%	4.50%	16.0%
30 Year Fixed Rate	5,145,151	5,214,548	102.15	101.35	3.40%	3.78%	3.6%
Hybrid ARMs(3)	2,007,380	2,042,547	103.57	101.75	1.73%	2.56%	12.6%
Total/Weighted Average	$13,574,797	$13,858,848	$102.57	$102.09	2.74%	3.30%	6.0%
_________

(1)
This is a weighted average forward yield calculated based on the cost basis, coupon and projected lifetime CPR of the securities in our portfolio at December 31, 2013. Because the forward yield is based on a projected future CPR and assumes no turnover in the securities in our portfolio, we expect the yield that we realize after December 31, 2013 will vary from those included in the table.

(2)
CPR, or “Constant Prepayment Rate” is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year. Specifically, the CPR is an annualized version of the prior three month prepayment rate. Securities with no prepayment history are excluded from this calculation.

(3)
The weighted average months to reset of our Hybrid ARM portfolio was 66.1 at December 31, 2013. Months to reset is the number of months remaining before the fixed rate on a Hybrid ARM becomes a variable rate. At the end of the fixed period, the variable rate will be determined by the margin and the pre-specified caps of the ARM. After the fixed period, 100% of the hybrid ARMs in the portfolio reset annually.

We also held $6.9 million of other investments as of December 31, 2013.
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
Employees
As of January 31, 2014, we had 16 employees.
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
We seek to mitigate our liquidity risks by monitoring our liquidity position on a daily basis and maintaining a prudent level of leverage based on current market conditions and various other factors, including the health of the financial institutions that lend to us under our repurchase agreements.

We seek to mitigate our prepayment risk by investing in Agency RMBS with a variety of prepayment characteristics and prepayment protections, as well as by balancing Agency RMBS purchased at a premium with Agency RMBS purchased at a discount.
We seek to mitigate our counterparty risk by (i) diversifying our exposure across a broad number of counterparties, (ii) limiting our exposure to any one counterparty and (iii) monitoring the financial stability of our counterparties.

Additional Information
We have made available on our website at www.cysinv.com copies of the charters of the committees of our board of directors, our code of business conduct and ethics, our corporate governance guidelines and any materials we file with the SEC. All filings we make with the SEC are also available on our website. Information on our website is not part of this Annual Report on Form 10-K. All reports filed with the SEC may be read and copied at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Further information regarding the operation of the public reference room may be obtained by calling 1-800-SEC-0330. In addition, all of our reports filed with the SEC can be obtained at the SEC’s website at www.sec.gov.
Item 1A. Risk Factors
Investment in our capital stock involves significant risks. If any of the risks discussed in this report occur, our business, financial condition, liquidity and results of operations could be materially and adversely affected. The risk factors set forth below are not the only risks that may affect us. Some statements in this report, including statements in the following risk factors, constitute forward looking statements. Please refer to the section entitled “Forward Looking Statements.”
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
A significant risk associated with our investment in Agency RMBS is that both long term and short term interest rates will increase significantly. If long term rates were to increase significantly, the market value of our Agency RMBS would decline, and the duration and weighted average life of the investments would increase. We could realize a loss if the securities were sold. At the same time, an increase in short term interest rates would increase the amount of interest owed on our repurchase agreements used to finance the purchase of Agency RMBS, which would decrease cash available for distribution to our stockholders.
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
We leverage our portfolio investments in Agency RMBS through borrowings under repurchase agreements. Leverage can enhance our potential returns but can also exacerbate losses. The percentage of leverage will vary depending on our ability to obtain these financing facilities. As of December 31, 2013, our portfolio leverage ratio (calculated by dividing (i) our repurchase agreements balance plus payable for securities purchased minus receivable for securities sold by (ii) net assets) was approximately 6.97 to 1. Our return on our investments and cash available for distribution to our stockholders may be reduced if market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets acquired, which could adversely affect the price of our common stock. In addition, our debt service payments will reduce cash flow available for distribution to stockholders. We may not be able to meet our debt service obligations. To the extent that we cannot meet our debt service obligations, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations.

Our lenders may require us to provide additional collateral, especially when the market values for our investments decline, which may restrict us from leveraging our assets as fully as desired, and reduce our liquidity, earnings and cash available for distribution to our stockholders.
We currently use repurchase agreements to finance our investments in Agency RMBS. Our repurchase agreements allow the lenders, to varying degrees, to determine a new market value of the collateral to reflect current market conditions. If the market value of the securities pledged or sold by us to a funding source declines, we may be required by the lender to provide additional collateral or pay down a portion of the funds advanced on minimal notice, which is known as a margin call. Posting additional collateral will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. Additionally, in order to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations and financial condition, and may impair our ability to maintain our current level of distributions to our stockholders. We receive margin calls from our repurchase agreement counterparties from time to time in the ordinary course of business similar to other entities in the specialty finance business. As of December 31, 2013, we had approximately $1,115.8 million, or 63.1% of our net assets, in Agency RMBS, U.S. Treasury securities, cash and cash equivalents available to satisfy future margin calls. In the event we do not have sufficient liquidity to satisfy these margin calls, lending institutions can accelerate our indebtedness, increase our borrowing rates, liquidate our collateral and terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for protection under the U.S. Bankruptcy Code.
Hedging against interest rate exposure does not completely insulate us from interest rate risk and may adversely affect our earnings, which could adversely affect cash available for distributions to our stockholders.
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
If an interest rate swap counterparty cannot perform under the terms of the interest rate swap, we may not receive payments due under that swap, and thus, we may lose any unrealized gain associated with the interest rate swap. The hedged liability could cease to be hedged by the interest rate swap. Additionally, we may risk the loss of any collateral we have pledged to secure our obligations under the interest rate swap if the counterparty becomes insolvent or files for bankruptcy. Similarly, if an interest rate cap counterparty fails to perform under the terms of the interest rate cap agreement, we may not receive payments due under that agreement that would offset our interest expense. We could then incur a loss for the then remaining fair market value of the interest rate cap.
If the lending institution under one or more of our repurchase agreements defaults on its obligation to resell the underlying security back to us at the end of the agreement term, we will lose money on our repurchase transactions.
When we engage in a repurchase transaction, we initially sell securities to the transaction counterparty under a master repurchase agreement in exchange for cash from the counterparty. The counterparty is obligated to resell the same securities back to us at the end of the term of the repurchase agreement, which typically is 30 to 90 days but may be longer. If the counterparty in a repurchase transaction defaults on its obligation to resell the securities back to us, we will incur a loss on the transaction equal to the amount of the haircut (assuming no change in the value of the securities). Losses incurred on our repurchase transactions would adversely affect our earnings and our cash available for distribution to our stockholders.
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
The U.S. Federal Reserve reducing its monthly purchases pursuant to QE3 could impact the market for and value of the Agency RMBS in which we invest as well as our net asset value and net interest margin.
On September 13, 2012, the U.S. Federal Reserve announced a third round of quantitative easing, or QE3, which is an open-ended program designed to expand the Federal Reserve’s holdings of long-term securities by purchasing an additional $40 billion of Agency RMBS per month until key economic indicators, such as the unemployment rate, show signs of improvement. In December 2012, the U.S. Federal Reserve announced that it would begin buying $45 billion of long-term Treasury bonds each month. On December 18, 2013, the U.S. Federal Reserve announced that it would reduce its purchases of both Agency RMBS and Treasury bonds by $5 billion each for the month of January. On January 29, 2014, the U.S. Federal Reserve announced additional $5 billion reductions to its monthly purchase of both Agency RMBS and Treasury bonds to take effect in February 2014.
The immediate effect of the announcement of QE3 was an increase in Agency RMBS prices. Since the initial price spike, prices for all securities have receded below the price levels that existed before the announcement of QE3. It is unclear what effect, if any, the incremental reduction in the rate of the U.S. Federal Reserve’s monthly purchases will have on the value of the Agency RMBS in which we invest. However, it is possible that the market for such securities, the price of such securities and, as a result, our net asset value and net interest margin could be negatively affected.

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
Clearing facilities or exchanges upon which some of our hedging instruments are cleared may increase margin requirements on our hedging instruments in the event of adverse economic developments.
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
Since 2007, Fannie Mae and Freddie Mac have reported substantial losses and a need for substantial amounts of additional capital. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the recent credit market disruption, Congress and the U.S. Treasury undertook a series of actions to stabilize these GSEs and the financial markets, generally. The Housing and Economic Recovery Act of 2008 was signed into law on July 30, 2008, and established the Federal Housing Finance Agency, (“FHFA”), with enhanced regulatory authority over, among other things, the business activities of Fannie Mae and Freddie Mac and the size of their portfolio holdings. On September 7, 2008, in response to the deterioration in the financial condition of Fannie Mae and Freddie Mac, the FHFA placed Fannie Mae and Freddie Mac into conservatorship, which is a statutory process pursuant to which the FHFA will operate Fannie Mae and Freddie Mac as conservator in an effort to stabilize the entities. Together with the U.S. Treasury and the U.S. Federal Reserve, the Federal Housing Administration ("FHA") has undertaken actions designed to boost investor confidence in Fannie Mae and Freddie Mac, support the availability of mortgage financing and protect taxpayers. The appointment of the FHFA as conservator of both Fannie Mae and Freddie Mac allows the FHFA to control the actions of the two GSEs without forcing them to liquidate, which would be the case under receivership. In addition, the U.S. Treasury has taken steps to capitalize and provide financing to Fannie Mae and Freddie Mac and agreed to purchase direct obligations and Agency RMBS issued or guaranteed by Fannie Mae or Freddie Mac.
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
The problems faced by Fannie Mae and Freddie Mac resulting in their being placed into federal conservatorship have stirred debate among some federal policy makers regarding the continued role of the U.S. Government in providing liquidity for the residential mortgage market. If federal policy makers decide that the U.S. Government’s role in providing liquidity for the residential mortgage market should be reduced or eliminated, each of Fannie Mae and Freddie Mac could be dissolved and the U.S. Government could decide to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically, we would not be able to acquire Agency RMBS from these companies, which would drastically reduce the amount and type of Agency RMBS available for investment. As of December 31, 2013, 99.9% of our investments had the principal and interest guaranteed by either Fannie Mae, Freddie Mac or Ginnie Mae or were U.S. Treasury securities.
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
As indicated above, recent legislation has changed the relationship between Fannie Mae and Freddie Mac and the U.S. Government and requires Fannie Mae and Freddie Mac to reduce the amount of mortgage loans they own or for which they provide guarantees on Agency RMBS. The effect of the actions taken by the U.S. Government remains uncertain. Furthermore, the scope and nature of the actions that the U.S. Government will ultimately undertake are unknown and will continue to evolve. Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the U.S. Government, and could also nationalize or eliminate these GSEs entirely. Any law affecting these GSEs may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac. As a result, such laws could increase the risk of loss on investments in Fannie Mae and Freddie Mac Agency RMBS. It is also possible that such laws could adversely impact the market for such securities and the spreads at which they trade. All of the foregoing could materially adversely affect the pricing, supply, liquidity and value of our target assets and otherwise materially adversely affect our business, operations and financial condition.

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
During the second half of 2008, the U.S. Government, through the FHA, and the Federal Deposit Insurance Corporation (“FDIC”), commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. These and any future programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.
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
In September 2011, the White House announced they were working on a major plan to allow some of the 11 million homeowners who owe more on their mortgages than their homes are worth to refinance. In October 2011, the FHFA announced proposed changes to the Home Affordable Refinance Program (“HARP”) that would expand access to refinancing for qualified individuals and families whose homes have lost value, among other things, increasing the HARP loan-to-value ratio above 125%. However, this would only apply to mortgages guaranteed by the GSEs. There are many challenging issues to this proposal, notably the question as to whether a loan with a loan-to-value ratio of 125% qualifies as a mortgage or an unsecured consumer loan. The chances of this initiative’s success have created additional uncertainty in the RMBS market, particularly with respect to possible increases in prepayment rates.
On January 4, 2012, the U.S. Federal Reserve issued a white paper outlining additional ideas with regard to refinancing’s and loan modifications. It is likely that loan modifications would result in increased prepayments on some Agency RMBS. See“—Prepayment rates could negatively affect the value of our Agency RMBS, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders,” for information relating to the impact of prepayments on our business. These initiatives, any future loan modification programs and future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, the Agency RMBS, CMOs and U.S. Agency Debentures in which we may invest. On December 10, 2013, Mel Watt was confirmed as the new Director of the FHFA, which may result in new mortgage loan or refinancing programs that could adversely impact market pricing and liquidity for our securities or the securities we target for future purchase.
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
We are required to discontinue use of investment company accounting effective on January 1, 2014.
We adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification, Clarification on the Scope of Audit and Accounting Guide Investment Companies ("ASC 946"), prior to its deferral in February 2008. In June 2013, the FASB issued a new standard that clarifies the characteristics of an investment company and provides comprehensive guidance for assessing whether an entity is an investment company. Based on the new standard, we can no longer use investment company accounting effective January 1, 2014, with retrospective application.  This change could be confusing to investors, impact their understanding of our financial statements and potentially affect the value of the shares of our common stock.

Our delayed delivery transactions, including “to-be-announced” transactions ("TBAs"), subject us to certain risks, including price risks and counterparty risks.
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
An increase in our borrowing costs relative to the interest we receive on our assets may impair our profitability and thus our cash available for distribution to our stockholders.
As our repurchase agreements and other short term borrowings mature, we must either enter into new borrowings or liquidate certain of our investments at times when we might not otherwise choose to do so. Lenders may seek to use a maturity date as an opportune time to demand additional terms or increased collateral requirements that could be adverse to us and harm our operations. An increase in short term interest rates when we seek new borrowings would reduce the spread between our returns on our assets and the cost of our borrowings. This would reduce the returns on our assets, which might reduce earnings and in turn cash available for distribution to our stockholders. We generally expect that the interest rates tied to our borrowings will adjust more rapidly than the interest rates tied to the assets in which we invest.
We are dependent on our key personnel and the loss of such key personnel could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
We are dependent on the efforts of our key officers and employees, including Kevin E. Grant, our Chief Executive Officer, President and Chief Investment Officer. Although we have an employment agreement with him, we cannot assure you that he will remain employed with us. The loss of Mr. Grant’s services could have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
We operate in a highly competitive market for investment opportunities.
A number of entities compete with us to make the types of investments that we make. We compete with other REITs, financial companies, public and private funds, commercial and investment banks, the U.S. Federal Reserve, other governmental entities or government sponsored entities and commercial finance companies. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Several other REITs may have investment objectives that overlap with ours, which may create competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. We provide no assurances that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objectives.
Our board of directors does not approve each of our investment decisions, and may change our investment guidelines without notice or stockholder consent, which may result in riskier investments.
                Our directors periodically reviews our investment guidelines, our investment portfolio, and potential investment strategies. However, our board of directors does not pre-approve individual investments leaving management with day to day discretion over the portfolio composition within the investment guidelines.  Within those guidelines, management has discretion to significantly change the composition of the portfolio. In addition, in conducting periodic reviews, the directors may rely primarily on information provided to them by our management. Our board of directors has the authority to change our investment guidelines at any time without notice to or consent from our stockholders. In 2008, our board of directors amended our investment guidelines to require that we invest exclusively in Agency RMBS. In 2010, our board of directors modified our investment guidelines to permit investments in CMOs. In 2012, our board of directors amended our investment guidelines to allow us to invest in U.S. Treasury securities and U.S. Agency Debentures. To the extent that our investment guidelines change in the future, we may make investments that are different from, and possibly riskier than, the investments described in this Annual Report on Form 10-K. A change in our investment guidelines may increase our exposure to interest rate and real estate market fluctuations.
Most hedging instruments are not traded on regulated exchanges, guaranteed by an exchange or a clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs.
The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased.

In addition, hedging instruments typically involve risk because most of them are not currently traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction most likely will result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. In addition, we may not always be able to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.
We may enter into derivative contracts that could expose us to unexpected economic losses in the future.
Swaps, caps and certain options and other custom instruments are subject to the risk of non-performance by the counterparty, including risks relating to the creditworthiness of the counterparty. In addition, we are subject to the risk of the failure of any of the exchanges or clearing houses on which we trade. Subject to maintaining our qualification as a REIT, we may enter into interest rate swaps and caps. Swap and cap agreements can be individually negotiated and structured to include exposure to a variety of different types of investments or market factors. Depending on their structure, swap and cap agreements may increase or decrease exposure to long term or short term interest rates (in the United States or abroad), foreign currency values, mortgage securities, corporate borrowing rates, or other factors such as security prices, baskets of equity securities or inflation rates. Swap agreements can take many different forms and are known by a variety of names. We are not precluded from any particular form of swap or option agreement if we determine it is consistent with our investment objectives and policies.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), established a comprehensive new regulatory framework for derivative contracts commonly referred to as “swaps.” As a result, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its operators (and in some cases the fund's directors) to be regulated as “commodity pool operators” ("CPOs"). Under new rules adopted by the U.S. Commodity Futures Trading Commission, or the CFTC, those funds that become commodity pools solely because of their use of swaps must register with the National Futures Association ("NFA"). Registration requires compliance with the CFTC's regulations and the NFA's rules with respect to capital raising, disclosure, reporting, recordkeeping and other business conduct. However, the CFTC's Division of Swap Dealer and Intermediary Oversight has issued a no-action letter saying, although it believes that mortgage REITs are properly considered commodity pools, it would not recommend that the CFTC take enforcement action against the operator of a mortgage REIT who does not register as a CPO if, among other things, the mortgage REIT limits the initial margin and premiums required to establish its swaps, futures and other commodity interest positions to not more than five percent of its total assets, the mortgage REIT limits the net income derived annually from those commodity interest positions that are not qualifying hedging transactions to less than five percent of its gross income and interests in the mortgage REIT are not marketed to the public as or in a commodity pool or otherwise as or in a vehicle for trading in the commodity futures, commodity options or swaps markets.
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
In March 2010, our board of directors amended our investment guidelines to allow us to invest in CMOs. CMOs are securitizations issued by a government agency or a government-sponsored entity that are collateralized by Agency RMBS that are divided into various tranches that have different characteristics (such as different maturities or different coupon payments), and, therefore, may carry greater risk than an investment in whole-pool Agency RMBS. For example, certain CMO tranches, such as interest-only securities, principal-only securities, support securities and securities purchased at a significant premium, are more sensitive to prepayment risks than other tranches or whole-pool Agency RMBS. In addition, the yield on floating interest rate tranches, and inverse floating rate tranches are sensitive to changes in the interest rate index used to calculate the coupon on such classes. If we were to invest in CMO tranches that were more sensitive to prepayment risks relative to other CMO tranches or whole-pool Agency RMBS, we may increase our portfolio-wide prepayment and interest rate risk.
If we issue debt securities or equity securities that are senior to our stock for the purposes of dividend and liquidating distributions, our operations may be restricted and we will be exposed to additional risk and the market price of our common stock could be adverse affected.
If we decide to issue debt securities in the future, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. We have issued and outstanding an aggregate of 3,000,000 shares of our 7.75% Series A Cumulative Redeemable Preferred Stock and 8,000,000 shares of our 7.50% Series B Cumulative Redeemable Preferred Stock. Other classes or series of our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to make a distribution to the holders of our common stock. We, and indirectly our stockholders, will bear the cost of issuing and servicing such securities. Holders of debt securities may be granted specific rights, including but not limited to, the right to hold a perfected security interest in certain of our assets, the right to accelerate payments due under the indenture, rights to restrict dividend payments, and rights to approve the sale of assets. Such additional restrictive covenants, operating restrictions and preferential dividends could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay distributions to our stockholders.
A security breach or a cyber-attack could adversely affect our business.
We rely on sophisticated information technology systems, networks and infrastructure in managing our day-to-day business and operations.  Despite in-place cyber-security measures, our information technology systems, networks and infrastructure may be vulnerable to deliberate attacks or unintentional events that could interrupt or interfere with their functionality or the confidentiality of our information.  Our inability to effectively utilize our information technology systems, networks and infrastructure, and protect our information could adversely affect our business.

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
In order to qualify as a REIT for each taxable year after 2006, not more than 50% of the value of our outstanding capital stock may be owned, directly or constructively, by five or fewer individuals (as defined under the Internal Revenue Code of 1986, as amended (the “Code”), to include natural persons and certain entities) during the second half of any calendar year and our shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of twelve months or during a proportionate part of a shorter taxable year. To assist us in meeting these requirements, subject to some exceptions, our charter generally prohibits any stockholder from beneficially or constructively owning more than 9.8% in value or number of shares, whichever is more restrictive, of any class or series of our outstanding capital stock unless an exemption is granted by our board of directors in its sole discretion. For purposes of this calculation, warrants treated as held by a person will be deemed to have been exercised. However, warrants held by other unrelated persons will not be deemed to have been exercised.
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
We purchase a substantial portion of our Agency RMBS through contracts for forward settling transactions, including where the pool is TBAs. In certain instances, rather than take delivery of the Agency RMBS subject to a contract for a forward settling transaction, we will dispose of the contract for a forward settling transaction through a dollar roll transaction in which we agree to purchase similar securities in the future at a predetermined price or otherwise, which may result in the recognition of income or gains. We account for dollar roll transactions as purchases and sales. The law is unclear regarding whether contracts for forward settling transactions will be qualifying assets for the 75% asset test and whether income and gains from dispositions of contracts for forward settling transactions will be qualifying income for the 75% gross income test.
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
Withholding tax may apply to our dividends after June 30, 2014 and proceeds of sales in respect of our stock after December 31, 2016.
U.S. federal withholding tax at a 30% rate will apply to payments of dividends after June 30, 2014 and gross proceeds from sales of our stock after December 31, 2016 made to foreign financial institutions (and certain of their affiliates) unless the payee foreign financial institution agrees with the IRS, or, in some cases its home country government, among other things, to disclose the identity of certain U.S. persons and U.S-owned foreign entities with accounts at the institution (or the institution’s affiliates) and to annually report certain information about such accounts. The withholding tax also will apply to payments of dividends and gross proceeds of sales to certain foreign entities that do not disclose the name, address and taxpayer identification number of any substantial U.S-owners (or certify that they do not have any substantial United States owners).
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
Our common stock has been listed and is traded on the New York Stock Exchange (“NYSE”) under the symbol “CYS” since June 12, 2009. We intend to continue to pay quarterly dividends to holders of shares of common stock. Future dividends will be at the discretion of the board of directors and will depend on our earnings and financial condition, maintenance of our REIT qualification, restrictions on making distributions under Maryland law and such other factors as our board of directors deems relevant. The following table presents the high and low sales prices for our common stock as reported by the NYSE and dividends declared for the period from January 1, 2012 to December 31, 2013.

	High	Low	Common Dividends Declared Per Share
Quarter Ended March 31, 2012	$13.95	$12.82	$0.50
Quarter Ended June 30, 2012	14.28	13.02	0.50
Quarter Ended September 30, 2012	15.03	13.75	0.45
Quarter Ended December 31, 2012	14.27	11.45	0.92	(a)
Quarter Ended March 31, 2013	13.08	11.58	0.32
Quarter Ended June 30, 2013	12.50	8.81	0.34
Quarter Ended September 30, 2013	9.33	6.74	0.34
Quarter Ended December 31, 2013	8.88	7.20	0.32
______________
(a) Dividend includes $0.40 per share of common stock for the fourth quarter of 2012, as well as a special dividend of $0.52 per share of common stock. We made the special dividend to distribute the remaining REIT taxable income earned during 2012.
Holders of Our Common Stock
As of January 31, 2014, there were 238 record holders of our common stock, including shares held in “street name” by nominees who are record holders.
Performance Graph
The following graph and table set forth certain information comparing the yearly percentage change in cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”) and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT Index (the “FTSE NAREIT MREIT Index”). The comparison is for the period from June 12, 2009 to December 31, 2013 and assumes the reinvestment of all dividends.

The actual returns shown on the graph above are as follows:

	6/12/2009	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
CYS Investments, Inc.	$100	$125	$142	$173	$185	$135
FTSE NAREIT MREIT	100	127	156	152	182	179
S&P 500 Total Return	100	119	137	140	162	215
The information in the share performance graph and table has been obtained from sources believed to be reliable. The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future share performance.

Item 6. Selected Financial Data
The following table presents selected historical financial and operating information. The selected historical income statement and balance sheet data presented below as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 has been derived from our audited financial statements. The “Key Portfolio Statistics” have been derived from our underlying books and records.
The information presented below is only a summary and does not provide all of the information contained in our historical financial statements, including the related notes. You should read it in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our historical financial statements, including the related notes.

	Year Ended December 31,
(In thousands, except per share numbers)	2013	2012	2011	2010	2009
Income Statement Data:
INVESTMENT INCOME:
Interest income from Agency RMBS	$330,430	$288,960	$228,768	$72,703	$44,060
Other income	1,601	4,366	4,129	2,836	1,466
Total investment income	332,031	293,326	232,897	75,539	45,526
EXPENSES:
Interest expense	52,763	44,117	18,789	5,056	4,461
Operating expenses	21,035	20,525	23,189	10,461	7,014
Total expenses	73,798	64,642	41,978	15,517	11,475
Net investment income	258,233	228,684	190,919	60,022	34,051
Net gain (loss) from investments	(909,646)	226,869	261,416	1,283	39,513
GAINS AND (LOSSES) FROM SWAP AND CAP CONTRACTS:
Net swap and cap interest expense	(93,497)	(60,776)	(55,487)	(18,563)	(7,624)
Net gain (loss) on termination of swap and cap contracts	30,775	—	(4,903)	(36,925)	(10,804)
Net unrealized appreciation (depreciation) on swap and cap contracts	238,353	(21,990)	(100,012)	16,573	8,710
Net gain (loss) from swap and cap contracts	175,631	(82,766)	(160,402)	(38,915)	(9,718)
NET INCOME (LOSS)	(475,782)	372,787	291,933	22,390	63,846
DIVIDEND ON PREFERRED SHARES	(15,854)	(2,405)	—	—	—
NET INCOME (LOSS) AVAILABLE TO COMMON SHARES	$(491,636)	$370,382	$291,933	$22,390	$63,846
Net income (loss) per common share basic	$(2.90)	$2.64	$3.66	$0.73	$4.76
Net income (loss) per common share diluted	$(2.90)	$2.64	$3.66	$0.73	$4.75
Distributions per common share	$1.32	$2.37	$2.25	$2.35	$2.10

Key Balance Sheet Metrics
Average settled Agency RMBS (1)	$14,736,716	$12,391,404	$7,352,591	$2,080,889	$992,330
Average total Agency RMBS (2)	17,729,270	16,303,745	8,581,091	3,065,133	1,256,796
Average repurchase agreements (3)	12,836,246	10,822,005	6,519,272	1,765,953	847,359
Average Agency RMBS liabilities (4)	15,828,800	14,734,346	7,747,772	2,750,197	1,111,825
Average net assets (5)	2,145,397	1,961,336	988,976	390,907	178,411
Average common shares outstanding (6)	170,803	140,364	79,726	29,042	13,379
Leverage ratio (at period end) (7)	6.97:1	7.69:1	7.74:1	8.23:1	6.55:1

Key Performance Metrics
Average yield on settled Agency RMBS (8)	2.24%	2.33%	3.11%	3.49%	4.44%
Average yield on total Agency RMBS including drop income (9)	2.40%	2.37%	3.04%	3.33%	4.10%
Average cost of funds and hedge (10)	1.14%	0.97%	1.14%	1.34%	1.43%
Adjusted average cost of funds and hedge (11)	0.92%	0.71%	0.96%	0.86%	1.09%
Interest rate spread net of hedge (12)	1.10%	1.36%	1.97%	2.15%	3.01%
Interest rate spread net of hedge including drop income (13)	1.48%	1.66%	2.08%	2.47%	3.01%
Operating expense ratio (14)	0.98%	1.05%	2.34%	2.68%	3.93%
_________

(1)	The average settled Agency RMBS is calculated by averaging the month end cost basis of settled Agency RMBS during the period.

(2)	The average total Agency RMBS is calculated by averaging the month end cost basis of total Agency RMBS during the period.

(3)	The average repurchase agreements are calculated by averaging the month end repurchase agreements balance during the period.

(4)	The average Agency RMBS liabilities are calculated by adding the average month end repurchase agreements balance plus average unsettled Agency RMBS during the period.

(5)	The average net assets are calculated by averaging the month end net assets during the period.

(6)	The average common shares outstanding are calculated by averaging the daily common shares outstanding during the period.

(7)	The leverage ratio is calculated by dividing (i) the Company's repurchase agreements balance plus payable for securities purchased minus receivable for securities sold by (ii) net assets.

(8)	The average yield on settled Agency RMBS for the period is calculated by dividing interest income from Agency RMBS by average settled Agency RMBS.

(9)
The average yield on total Agency RMBS including drop income for the period is calculated by dividing interest income from Agency RMBS plus drop income by average total Agency RMBS. Drop income was $94.5 million, $97.4 million, $32.3 million, $29.3 million and $7.5 million for the year ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively. Drop income is a component of our net gain (loss) from investments on our statement of operations. Drop income is the difference between the spot price and the forward settlement price for the same security on trade date. This difference is also the economic equivalent of the assumed net interest margin (yield minus financing costs) of the bond from trade date to settlement date. We derive drop income through utilization of forward settling transactions.

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

(13)
The interest rate spread net of hedge including drop income for the period is calculated by subtracting adjusted average cost of funds and hedge from average yield on total Agency RMBS including drop income.

(14)	The operating expense ratio for the period is calculated by dividing operating expenses by average net assets.

	As of December 31,
(in thousands, except per share numbers)	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash and cash equivalents	$4,992	$13,882	$11,508	$1,510	$1,890
Total assets	14,633,064	21,057,496	9,518,057	6,389,267	1,866,196
Repurchase agreements	11,206,950	13,981,307	7,880,814	3,443,843	1,372,708
Net assets	1,768,656	2,402,662	1,077,458	690,339	244,291
Net assets per common share	$9.24	$13.31	$13.02	$11.59	$13.02

Core Earnings
Core Earnings represents a non-GAAP financial measure and is defined as net income (loss) excluding net realized gain (loss) on investments, net unrealized appreciation (depreciation) on investments, net realized gain (loss) on termination of swap and cap contracts and unrealized appreciation (depreciation) on swap and cap contracts. In order to evaluate the effective yield of the portfolio, management uses Core Earnings to include the net investment income of our portfolio as adjusted to reflect the net swap and cap interest income (expense). Core Earnings allows management to isolate the interest income

(expense) associated with our swaps and caps in order to monitor and project our borrowing costs and interest rate spread. In addition, management utilizes Core Earnings as a key metric in conjunction with other portfolio and market factors to determine the appropriate leverage and hedging ratios, as well as the overall structure of the portfolio.
We adopted ASC 946, prior to its deferral in February 2008, while most, if not all, other public companies that invest only in Agency RMBS have not adopted ASC 946. Under ASC 946, we use financial reporting specified for investment companies, and accordingly, our investments are carried at fair value with changes in fair value included in earnings. Most other public companies that invest only in Agency RMBS include most changes in the fair value of their investments within other comprehensive income, not in earnings. As a result, investors are not able to readily compare our results of operations to those of most of our competitors. We believe that the presentation of Core Earnings is useful to investors because it provides a means of comparing our Core Earnings to the earnings of our competitors. In addition, because Core Earnings isolates the net swap and cap interest income (expense), it provides investors with an additional metric to identify trends in our portfolio as they relate to the interest rate environment. Effective January 1, 2014 we will be required to discontinue investment company accounting presentation.
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

	Year Ended December 31,
(in thousands, except per share numbers)	2013	2012	2011	2010	2009
Non-GAAP Reconciliation:
NET INCOME (LOSS) AVAILABLE TO COMMON SHARES	$(491,636)	$370,382	$291,933	$22,390	$63,846
Net (gain) loss from investments	909,646	(226,869)	(261,416)	(1,283)	(39,513)
Net (gain) loss on termination of swap and cap contracts	(30,775)	—	4,903	36,925	10,804
Net unrealized (appreciation) depreciation on swap and cap contracts	(238,353)	21,990	100,012	(16,573)	(8,710)
Core Earnings	$148,882	$165,503	$135,432	$41,459	$26,427

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 8 of this Annual Report on Form 10-K.
Overview
We are a specialty finance company created with the objective of achieving consistent risk-adjusted investment income. We seek to achieve this objective by investing, on a leveraged basis, in Agency RMBS. In addition, our investment guidelines permit investments in collateralized mortgage obligations issued by a government agency or government sponsored entity that are collateralized by Agency RMBS (“CMOs”), U.S. Treasury Securities and U.S. Agency Debentures, although we had not invested in any CMOs as of December 31, 2013. We commenced operations in February 2006, and completed our initial public offering in June 2009. Our common stock, our 7.75% Series A Cumulative Redeemable Preferred Stock, $25.00 liquidation preference (the "Series A Preferred Stock"), and our 7.50% Series B Cumulative Redeemable Preferred Stock, $25.00 liquidation preference (the "Series B Preferred Stock"), trade on the New York Stock Exchange under the symbols "CYS," "CYS PrA" and "CYS PrB," respectively.
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
Changes in interest rates may significantly influence our net investment income and net asset value.
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
Trends and Recent Market Impacts
The volatility in the U.S. interest rate markets in 2011 and 2012 persisted into 2013 creating a challenging year for fixed income investors, especially those that utilize leverage in 2013. The strengthening U.S. economy prompted market participants to anticipate changes in policies of the Federal Reserve. Specifically, the markets began to anticipate tapering or the end of asset purchases by the Federal Reserve, and longer-term, moving the Target Federal Funds rate to a level closer to what the Federal Reserve deems neutral. Markets anticipated these policy changes by repricing longer-dated bonds to reflect the likely path of Federal Reserve policy over the next several years. These market movements combined to create an outsized interest rate move in the spring of 2013, which pushed Agency RMBS prices much lower. The volatility in the U.S. interest rate markets was impacted by the uncertainty around who would be nominated as the next Federal Reserve Chairman until it was resolved with the nomination of Janet Yellen by President Obama on October 9, 2013. Other factors such as the effects of the budget sequestration, the government shutdown in October 2013 and debates over the debt ceiling impacted interest rates and bond markets throughout the year. The real economy is testing whether economic growth can continue in a higher interest rate environment, and it is unclear whether U.S. gross domestic product and employment growth will moderate or accelerate. Given this uncertainty, we expect interest rate volatility to remain elevated. Importantly, the higher rate environment has created an improved investing environment which should allow us to generate an attractive dividend while operating at the low end of our leverage range, which should reduce volatility in net asset value. More detail is provided below.
U.S. Federal Reserve
In September 2012, the FOMC announced QE3, an open-ended program to purchase an additional $40 billion of Agency RMBS per month until the unemployment rate, among other economic indicators, showed signs of improvement. This program, when combined with the Federal Reserve's programs to extend its holdings' average maturity, and reinvest principal payments from its holdings of agency debt and Agency RMBS into Agency RMBS, was expected to increase the Federal Reserve's holdings of long-term securities by approximately $85 billion per month through the end of 2012. The Federal Reserve also announced that it will keep the target range for the Federal Funds Rate between zero and 0.25% through at least mid-2015.
The Federal Reserve provided further guidance to the market in December 2012, by stating that it intended to keep the Federal Funds Rate close to zero while the unemployment rate is above 6.5% and as long as inflation does not rise above 2.5%. In December 2012, the Federal Reserve also announced that it would continue to purchase longer-term Treasury securities into 2013 at a pace of about $45 billion per month and continue purchasing additional Agency RMBS by about $40 billion per month.
This was the backdrop to 2013, and as economic indicators showed signs of improvement, the market reacted to both actual and implied messages from the FOMC as to when the Federal Reserve would begin tapering its asset purchases.
The first quarter of 2013 U.S. gross domestic product ("GDP") was only 1.1%. However, during the second quarter of 2013, the U.S. economy began to show signs of increased growth, trending toward 2.5% GDP, and by May 2013, there was talk of the Federal Reserve beginning to slow down the pace of asset purchases that had been established in September 2012 and reconfirmed in December 2012. As 2013 progressed, GDP maintained a steady increase, and, while unemployment rates continued to fall, these rates were clouded to some extent by a decrease in labor force participation. The following graph shows changes in GDP, Personal Consumption Expenditures Index ("PCE Index") and the unemployment rate for the period from December 31, 2010 to December 31, 2013.
In the April 30-May 1, 2013 FOMC meeting, most of the Committee members agreed to continue purchases of Agency RMBS at a pace of $40 billion per month and purchases of longer-term Treasury securities at a pace of $45 billion per month. The FOMC retained its forward guidance about the federal funds rate, including thresholds on the unemployment and inflation rates.
On May 22, 2013, the date on which the May FOMC meeting minutes were released, Chairman Bernanke, responding to a question from the U.S. Congress Joint Economic Committee, stated “If we see continued improvement and we have confidence that it will be sustained then we could in the next few meetings take a step down in our pace of purchases.” The market reacted to this comment. Following this statement, the 10 Year Treasury rate rose above 2%, the Primary Mortgage Rate rose to 3.73% and the price of bonds and stocks decreased significantly. The Primary Mortgage Rate includes only 30-Year fixed mortgage products with and without points and is an overnight national average index.
In the June 18-19, 2013 FOMC meeting, the FOMC again agreed to continue purchases of Agency RMBS and longer-term Treasury securities at the same combined pace of $85 billion per month, and retained its forward guidance about the federal funds rate, including thresholds on the unemployment and inflation rates.
On June 19, 2013, at the FOMC Press Conference, Chairman Bernanke, responding to a journalist's question referring to a hypothetically optimistic economy, stated “In that case, we would expect probably to slow or moderate purchases some time later this year, and through the middle part of early next year, and ending, in that scenario, somewhere in the middle of the year.” Following Chairman Bernanke's remarks, the rate on the 10 Year Treasury rose to 2.35% and the Primary Mortgage Rate rose to 4.24%.
At the July 30-31, 2013 FOMC meeting, the Committee, despite some improvement in the labor market and modest economic expansion, decided to continue asset purchases, at which point the market started to build in the expectation of a September 2013 taper. However, at the September 17-18, 2013 FOMC meeting, against many market participants' expectations, the Committee decided to hold back on tapering, causing a rapid move downward in interest rates with the 10 Year Treasury rate ending the third quarter at 2.61%. The Federal Reserve continued to maintain its position that the timing and scope of tapering is dependent upon improving economic indicators. The economic projections of Federal Reserve Board Members included in the minutes of the Federal Reserve's September 2013 meeting show inflation below the Federal Reserve's target inflation rate of 2% through 2016.  In addition, the projections showed estimates for real GDP growth at 2.2% to 3.3% for 2014.  It is important to note that over the past several years, actual employment growth has been consistently below the Federal Reserve's projections. The market was left to speculate whether the FOMC would instigate the taper in December 2013 or later on in 2014, though by mid-December 2013 the 10 Year Treasury rate had already increased to a two-year high of over 2.8% suggesting an earlier tapering was built into the market.
At the December 18, 2013 FOMC meeting, the Committee indicated that it saw improvement in economic activity and labor market conditions. As a result, the FOMC announced that, beginning in January 2014, it would reduce its monthly purchases of Agency RMBS from $40 billion to $35 billion and U.S. Treasury securities from $45 billion to $40 billion. The FOMC further stated that it would continue reinvesting principal payments from its holdings of these securities in Agency RMBS and rolling over maturing U.S. Treasury securities at auction. On January 29, 2014 the FOMC announced additional $5 billion reductions to its monthly purchases of both Agency RMBS and Treasury bonds to take effect in February 2014. The FOMC expects even the lower level of purchases to maintain downward pressure on longer-term interest rates, support mortgage markets and make broader financial conditions more accommodative, which it believes should promote economic recovery and control inflation. The market reacted with some relief that the tapering had finally begun and the 10 Year Treasury rate moved above 2.90% closing on December 31, 2013 at 3.03%. The Primary Mortgage Rate ended the year at 4.54%.

This considerable volatility is illustrated by the graph below:

U.S. Employment
For the twelve months of 2013, the U.S. economy produced an average of 193,500 jobs a month. In that same period, the U.S. unemployment rate fell from 7.9% in December 2012 to 6.7 % in December 2013. However, the participation rate also decreased from 63.6% in December 2012 to 62.8% in December 2013, the lowest rate since 1977, reflecting disillusion among many of the long-term unemployed who have removed themselves from the workforce statistics. While these employment figures are positive compared to the 2012 figures, we believe there are still many structural impediments to the creation of significant numbers of jobs and uncertainty in the marketplace surrounding the longer-term pace of job creation. Fiscal and tax policy continues to be a concern for the U.S. economy and will likely remain a primary focus of policy makers. In addition, the effects of the government shutdown and rising interest rates on the consumer and employment statistics will likely take several quarters to be reflected in the economic data.
U.S. Housing
Building on momentum in 2012, the U.S. housing market has continued to improve with existing home sales increasing and select regions are showing an increase in average home prices. According to the FHFA U.S. house price index, U.S. home prices rose 7.0% from December 2012 to October 2013. In addition to home prices, housing starts have improved. U.S. building permits hit their highest level since 2008 in October 2013 at 1,039,000, with an average of 962,000 per month since December 2012. To put this figure in perspective, the December 2002 annual rate was 1,896,000. Therefore, this housing recovery can be described as improving moderately, but at a slower pace than prior recoveries. Similar to U.S. employment, it is likely that the higher interest rates will slow the housing recovery.
The following trends and recent market impacts may also affect our business:
Interest Rates

As described above, the actions by the Federal Reserve have had a significant impact on mortgage rates in 2013 and created a significant steepening in the yield curve and considerable interest rate volatility. While short term rates have been relatively unchanged, the market's reaction to the possibility of the U.S. Federal Reserve tapering large scale asset purchases pushed the long end of the yield curve up, bringing the 10 Year Treasury rate up 127 basis points from 1.76% at December 31, 2012 to 3.03% at December 31, 2013. During the same period the yields on par-priced Fannie Mae Agency RMBS backed by 30 year and 15 year fixed rate mortgage loans, increased 138 and 100 basis points respectively, bringing the yields to 3.61% and 2.68%, respectively, at December 31, 2013. This was significantly different from the situation during the year ended December 31, 2012, when the 10 Year U.S. Treasury rate decreased 12 basis points from 1.88% at December 31, 2011 to 1.76% at December 31, 2012. In addition, the yields on par-priced Fannie Mae Agency RMBS backed by 30 year and 15 year fixed rate mortgage loans decreased 65 and 42 basis points, respectively, bringing the yields to 2.23% and 1.68%, respectively, at December 31, 2012.

U.S. Treasury Yield Curve
4.0%
3.5%
3.0%
2.5%
2.0%
1.5%
1.0%
0.5%
0.0%
3M
6M
1Y
2Y
3Y
5Y
7Y
10Y
30Y
Dec-13
Dec-12
Dec-11

The increase in yields on Agency RMBS in 2013 was generally correlated with the increase in yield on the 10 Year Treasury. However, the increase in demand, primarily from the U.S. Federal Reserve, has added to the yield movement on Agency RMBS. An example of how demand has impacted the yield movement on Agency RMBS is to look at the spread between the yield on Fannie Mae Agency RMBS backed by 15 year 3.0% and 30 year 3.5% and the five year interest rate swap rate.

The following graph compares market levels for three benchmark securities or rates, the yield on 10 year U.S. Treasury Notes, the five year interest rate swap rate and the yield for a 30 year 3.5% Fannie Mae RMBS.
Source: Bloomberg
Short-term rates have remained low. The table below presents 30-Day LIBOR, 3-Month LIBOR and the U.S. Federal Funds Target Rate at the end of each respective fiscal quarter. The availability of repurchase agreement financing is stable with interest rates between 0.35% and 0.45% for 30-90 day repurchase agreements at December 31, 2013.

Date	30-Day LIBOR	3-Month LIBOR	Federal Funds Target Rate
December 31, 2013	0.168%	0.246%	0.25%
September 30, 2013	0.179%	0.249%	0.25%
June 30, 2013	0.195%	0.273%	0.25%
March 31, 2013	0.204%	0.283%	0.25%
December 31, 2012	0.209%	0.306%	0.25%
September 30, 2012	0.214%	0.359%	0.25%
June 30, 2012	0.246%	0.461%	0.25%
March 31, 2012	0.241%	0.468%	0.25%
December 31, 2011	0.295%	0.581%	0.25%
Investing and Reinvestment Environment
In 2012, the Company benefited from lower interest rates supported by the U.S. Federal Reserve and Agency RMBS prices rose to all-time highs, however, spreads were compressed. In contrast, 2013 was a much more challenging year. In particular, in the second quarter of 2013, the prices of Agency RMBS detached from Treasury securities and swaps, causing a decline in the Company's net assets. A portion of this decline was reversed in the third quarter of 2013 as Agency RMBS prices increased resulting in a stabilization of the Company's net assets. In the fourth quarter of 2013, rising interest rates again put pressure on Agency RMBS prices causing the Company’s net assets to decline. The movement in Agency RMBS prices is correlated with the volatility in interest rates as illustrated by the movement in prices of two securities commonly held in our portfolio.
Reinvestment Environment

During 2013, the yield curve steepened, which created a more favorable reinvesting environment for the Company. The table below shows potential Agency RMBS investments and their respective net interest margins as of January 30, 2014:

	30 Yr. 4.0%	15 Yr. 3%
Asset Yield	3.35%	2.35%
Financing Rate	0.39%	0.39%
Hedge Cost (1)	0.99%	0.52%
Net interest margin	1.97%	1.44%
__________________
(1) Assumed 5 Year and 4 Year Swap Hedge Ratio, respectively	70%	50%
During the three months ended December 31, 2013, the average yield on the Company's purchases of Agency RMBS was 2.62%.
Prepayment Rates
As illustrated by the graph below, prepayment rates dropped to historic lows as interest rates increased in 2013. The following table presents the prepayment rates for the population of Fannie Mae Agency RMBS backed by 15 year and 30 year fixed rate mortgages:

 Source: eMBS
Government Activity

GSE Reform

GSE reform remained a prominent issue throughout 2013, and we expect debate and discussion on the topic to continue throughout 2014. The FHFA and both houses of Congress are each working on separate measures aimed at dramatically restructuring the operations of Fannie Mae and Freddie Mac. It is unclear which, if any, of these measures will be enacted, and, if any are enacted, what the effects of would be.

On October 4, 2012, the FHFA released a white paper entitled “Building a New Infrastructure for the Secondary Mortgage Market” (the “FHFA White Paper”). This release follows up on the FHFA's February 21, 2012 Strategic Plan for Enterprise Conservatorships, which set forth three goals for the next phase of the Fannie Mae and Freddie Mac conservatorships. These three goals are to (i) build a new common securitization platform for the secondary mortgage market, (ii) gradually contract Fannie Mae and Freddie Mac's presence in the marketplace while simplifying and shrinking their operations, and (iii) maintain foreclosure prevention activities and credit availability for new and refinanced mortgages.

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

On November 25, 2013, the FHFA issued a progress report with regards to the goals set forth in the FHFA White Paper and the Strategic Plan for Enterprise Conservatorships. The report stated that significant progress had been made on the development and testing of a common securitization platform for Fannie Mae and Freddie Mac and that both entities had contracted the less liquid portions of their portfolios. Despite this progress, the report conceded that significant impediments to the full realization of the FHFA’s stated goals remain. If such goals are achieved, it is unclear what the effects might be.

On June 25, 2013, Senators Bob Corker (R-TN) and Mark Warner (D-VA), with Senators Mike Johanns (R-NE), Jon Tester (D-MT), Dean Heller (R-NV), Heidi Heitkamp (D-ND), Jerry Moran (R-KS) and Kay Hagan (D-NC), formally introduced the Housing Finance Reform and Taxpayer Protection Act of 2013 (the “Corker Warner Bill”) into the U.S. Senate. While the current draft of the Corker-Warner Bill will likely undergo significant changes as it is debated, it is expected to serve as a basis of discussion for congressional efforts to reform Fannie Mae and Freddie Mac.

As currently drafted, the Corker-Warner Bill has three key provisions: (i) the establishment of the Federal Mortgage Insurance Corporation (the “FMIC”); (ii) the creation of a Mortgage Insurance Fund (the “Fund”); and
(iii) the wind-down of Fannie Mae and Freddie Mac.

The FMIC would be a government guarantor modeled after the FDIC in that it would collect insurance premiums and maintain a deposit fund on all outstanding obligations. Every mortgage-backed security issued through the FMIC would have a private investor bearing the first risk of loss and holding at least $0.10 in equity capital for every dollar of risk. This private capital buffer would serve to protect taxpayers from the risk of default on the mortgages underlying securities issued by the FMIC. Thus, the ultimate purpose of the FMIC would be to bring in credit investors to bear the risk of default while providing liquidity, transparency and access to mortgage credit for the housing finance system.

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

On July 11, 2013, members of the U.S. House of Representatives introduced the Protecting American Taxpayers and Homeowners Act (“PATH”), a broad financing reform bill that serves as a counterpart to the Corker-Warner Bill. PATH would also revoke the charters of Fannie Mae and Freddie Mac and remove barriers to private investment. However, PATH would maintain the FHFA and give it oversight over a new non-government, not-for-profit National Mortgage Market Utility whose mission would be to develop best practices standards for the private origination, servicing, pooling and securitizing of mortgages and operate a publicly accessible securitization outlet to match loan originators with investors. Additional provisions of PATH include the reduction in size and scope of the FHA, narrowing its mission to first-time borrowers and low- and moderate- income borrowers except in periods of significant credit contraction.
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

The Dodd-Frank Act established the Office of Financial Research within the Treasury Department to improve the quality of financial data available to policymakers and to facilitate more robust and sophisticated analysis of the financial system. This analysis may also include the scrutiny of mortgage REITs for potential systematic risk.

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

Financial Condition
As of December 31, 2013 and 2012, the Agency RMBS in our portfolio were purchased at a net premium to their face value due to the average coupon interest rates on these investments being higher than the prevailing market rates at the time of purchase. As of December 31, 2013 and 2012, we had approximately $351.5 million and $879.6 million, respectively, of unamortized premium included in the cost basis of our investments.
As of December 31, 2013 and 2012, our Agency RMBS portfolio consisted of the following assets:

December 31, 2013	Face Value	Fair Value	Weighted Average
Asset Type	(in thousands)		Cost/Face	Fair Value/Face	MTR(1)	Coupon	CPR(2)
15 Year Fixed Rate	$6,337,536	$6,510,958	$102.58	$102.74	N/A	3.13%	5.3%
20 Year Fixed Rate	84,730	90,795	103.07	107.16	N/A	4.50%	16.0%
30 Year Fixed Rate	5,145,151	5,214,548	102.15	101.35	N/A	3.78%	3.6%
Hybrid ARMs	2,007,380	2,042,547	103.57	101.75	66.1	2.56%	12.6%
Total/Weighted Average	$13,574,797	$13,858,848	$102.57	$102.09		3.30%	6.0%

December 31, 2012
10 Year Fixed Rate	$207,091	$219,747	$103.60	$106.11	N/A	3.50%	19.4%
15 Year Fixed Rate	11,092,374	11,717,136	104.32	105.63	N/A	3.05%	16.1%
20 Year Fixed Rate	1,087,835	1,148,932	104.96	105.62	N/A	3.17%	10.1%
30 Year Fixed Rate	3,571,692	3,817,488	105.78	106.88	N/A	3.59%	8.9%
Hybrid ARMs	3,722,510	3,900,840	103.54	104.79	74.3	2.71%	19.1%
Total/Weighted Average	$19,681,502	$20,804,143	$104.47	$105.70		3.10%	15.8%
 __________________

(1)
MTR is the weighted average number of months remaining before the fixed rate on a hybrid ARM becomes a variable rate. At the end of the fixed period, the variable rate will be determined by the margin and the pre-specified caps of the ARM. After the fixed period, 100% of the hybrid ARMs in the portfolio reset annually.

(2)
CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year. Specifically, the constant prepayment rate is an annualized version of the prior three month prepayment rate. Securities with no prepayment history are excluded from this calculation.

The CPR of our Agency RMBS portfolio was approximately 5.9% for the month of January 2014.
Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of December 31, 2013 and 2012, the average final contractual maturity of our mortgage portfolio is in year 2036 and 2033, respectively. The average expected life of our Agency RMBS reflects the estimated average period of time the securities in our portfolio will remain outstanding. The average expected life of our Agency RMBS portfolio does not exceed five years, based upon the prepayment model obtained through subscription-based financial information service providers. The prepayment model considers current yield, forward yield, the steepness of the yield curve, current mortgage rates, the mortgage rate of the outstanding loan, loan age, margin and volatility. The actual lives of the Agency RMBS in our investment portfolio could be longer or shorter than those estimates depending on the actual prepayment rates experienced over the lives of the applicable securities.
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
We engage in interest rate swaps and caps as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for the term of the swap and cap contracts. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based upon a notional amount of principal. Under the most common form of interest rate swap, commonly known as a fixed-floating interest rate swap, a series of fixed interest rate payments on a notional amount of principal are exchanged for a series of floating interest rate payments on such notional amount. In a simple interest rate cap, one investor pays a premium for a notional principal amount based on a capped interest rate (the “cap rate”). When the floating rate exceeds the cap rate, the investor receives a payment from the cap counterparty equal to the difference between the floating rate and the cap rate on the same notional principal amount for a specified period of time. Alternatively, an investor may receive a premium and pay the difference in cap rate and floating rate. Given the rise in interest rates during 2013, the duration of our Agency RMBS portfolio increased. In response to this increased duration, we increased the hedge percentage of our portfolio from 52.3% on December 31, 2012 to 73.7% on December 31, 2013. Below is a summary of our interest rate swaps and caps as of December 31, 2013 and 2012:

December 31, 2013			Weighted Average
	Number of Contracts	Notional (000's)	Rate (1)	Maturity	Fair Value (000's)
Interest Rate Swaps	14	$6,300,000	1.173%	July 2017	$31,546
Interest Rate Caps	10	3,900,000	1.404%	May 2019	234,703

December 31, 2012
Interest Rate Swaps	21	$7,490,000	1.270%	August 2015	$(97,395)
Interest Rate Caps	10	3,400,000	1.622%	July 2019	122,989
___________
(1) For interest rate swaps, rate represents the fixed pay rate. For interest rate caps, rate represents the cap rate.
The current fair value of interest rate swaps and caps is heavily dependent on the prevailing market fixed rate, the corresponding term structure of floating rates (known as the yield curve) as well as the expectation of changes in future floating rates.
Liabilities
We have entered into repurchase agreements to finance some of our purchases of Agency RMBS. Borrowings under these agreements are secured by our Agency RMBS and bear interest at rates that have historically moved in close relationship to LIBOR. At December 31, 2013, we had approximately $11,207.0 million of liabilities pursuant to repurchase agreements with 24 counterparties that had weighted average interest rates of approximately 0.41%, and a weighted average maturity of 39.9 days. In addition, as of December 31, 2013, we had approximately $1,556.8 million in payable for securities purchased, a portion of which will be financed through repurchase agreements. At December 31, 2012, we had approximately $13,981.3 million of liabilities pursuant to repurchase agreements with 23 counterparties that had weighted average interest rates of approximately 0.48%, and a weighted average maturity of 19.6 days. In addition, as of December 31, 2012 we had approximately $4,515.5 million in payable for securities purchased, a portion of which was financed through repurchase agreements. Below is a summary of our payable for securities purchased as of December 31, 2013 and 2012 (in thousands).

December 31, 2013	Settle Date	Face Value	Payable
FHLMC - 30 Year 4.0% Fixed	1/13/2014	$75,000	$77,244
FNMA - 30 Year 4.0% Fixed	1/13/2014	700,000	726,965
FNMA - 30 Year 3.0% Fixed	1/16/2014	732,000	752,612
		$1,507,000	$1,556,821

December 31, 2012	Settle Date	Face Value	Payable
FNMA - 20 Year 3.0% Fixed	1/14/2013	$300,000	$316,122
FNMA - 30 Year 3.5% Fixed	1/14/2013	1,550,000	1,646,880
FNMA - 15 Year 2.5% Fixed	1/17/2013	950,000	993,307
FNMA - 15 Year 3.5% Fixed	1/17/2013	38,000	40,363
FNMA - 15 Year 4.5% Fixed	1/17/2013	16,000	17,232
FNMA - 30 Year 2.43% Hybrid ARM	1/24/2013	25,000	26,234
FNMA - 30 Year 2.60% Hybrid ARM	1/25/2013	50,000	52,259
FNMA - 30 Year 2.15% Hybrid ARM	1/29/2013	100,000	103,542
FNMA - 30 Year 2.57% Hybrid ARM	1/29/2013	82,000	85,618
FNMA - 30 Year 3.5% Fixed	2/12/2013	200,000	212,651
FNMA - 15 Year 2.5% Fixed	2/14/2013	950,000	990,186
FNMA - 30 Year 2.17% Hybrid ARM	2/25/2013	30,000	31,107
		$4,291,000	$4,515,501

Results of Operations
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Net Income (Loss) Available to Common Shares. Net income available to common shares decreased $862.0 million to net loss of $491.6 million for the year ended December 31, 2013, compared to net income of $370.4 million for the year ended December 31, 2012. The major components of this decrease are detailed below.
Investment Income. Investment income, which primarily consists of interest income on Agency RMBS, increased by $38.7 million to $332.0 million for the year ended December 31, 2013, as compared to $293.3 million for the year ended December 31, 2012. Interest income from Agency RMBS increased by $41.5 million for the year ended December 31, 2013 due to the increased size of our average settled Agency RMBS portfolio and change in average yield on Agency RMBS as shown below (in thousands):

Change in Size		Change in Yield		Change in Size & Yield
Change in average settled	$2,345,312	Change in average yield	(0.09)%	Change in average settled	$2,345,312
2012 average yield	2.33%	2012 average settled	12,391,404	Change in average yield	(0.09)%
Change	$54,691	Change	$(11,117)	Change	$(2,104)
				Total change	$41,470
Interest Expense. Interest expense increased $8.7 million to $52.8 million for the year ended December 31, 2013, as compared to $44.1 million for the year ended December 31, 2012. The impact of the change in interest expense from the increase in our average repurchase agreements outstanding and change in average rate on repurchase agreements is shown below (in thousands):

Change in Size		Change in Rate		Change in Size & Rate
Change in average outstanding	$2,014,241	Change in average rate	—%	Change in average outstanding	$2,014,241
2012 average rate	0.41%	2012 average outstanding	10,822,005	Change in average rate	—%
Change	$8,211	Change	$367	Change	$68
				Total change	$8,646
Operating Expenses. For the year ended December 31, 2013, operating expenses increased by $0.5 million to $21.0 million, compared to $20.5 million for the year ended December 31, 2012. Operating expenses as a percentage of net assets decreased during the year ended December 31, 2013 to 0.98% compared to 1.05% during the year ended December 31, 2012 due to an increase in the average net assets. Our average net assets were $2,145.4 million and $1,961.3 million during the year ended December 31, 2013 and 2012, respectively.
Net Gain (Loss) From Investments. Net gain from investments decreased by $1,136.5 million to a net loss of $909.6 million for the year ended December 31, 2013, compared to a net gain of $226.9 million for the year ended December 31, 2012. The net loss for the year ended December 31, 2013 was caused by the rise in interest rates, which increased the yield on our asset portfolio, but also caused prices of our Agency RMBS to decline resulting in a decrease in our net asset value. During the year ended December 31, 2013 the price of Agency RMBS backed by 30 year 3.5% mortgages declined $7.25 to $99.36, and during the year ended December 31, 2012 they increased $3.75 to $106.61. Additionally, during the year ended December 31, 2013, our average Agency RMBS portfolio was significantly larger at $14,736.7 million compared to $12,391.4 million during the year ended December 31, 2012.
Net Gain (Loss) from Swap and Cap Contracts. For the year ended December 31, 2013, we had a net gain from swap and cap contracts of $175.6 million, an increase of $258.4 million compared to a net loss of $82.8 million for the year ended December 31, 2012. The increase in net gain on swap and cap contracts was primarily due to the increase in swap rates combined with the increase in the size of our interest rate swap and cap portfolio. During the year ended December 31, 2013 and 2012, our average interest rate swap and cap notional amount was $11,866.2 million and $7,901.5 million, respectively. During the year ended December 31, 2013 and 2012, five year swap rates increased 92 basis points and decreased 36 basis points, respectively.
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Net Income Available to Common Shares. Net income available to common shares increased $78.5 million to $370.4 million for the year ended December 31, 2012, compared to net income of $291.9 million for the year ended December 31, 2011. The major components of this increase are detailed below.
Investment Income. Investment income increased by $60.4 million to $293.3 million for the year ended December 31, 2012, as compared to $232.9 million for the year ended December 31, 2011. Interest income from Agency RMBS increased by $60.2 million for the year ended December 31, 2012 due to the increased size of our average settled Agency RMBS portfolio and change in average yield on Agency RMBS as shown below (in thousands):

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
Interest Expense. Interest expense increased $25.3 million to $44.1 million for the year ended December 31, 2012, as compared to $18.8 million for the year ended December 31, 2011. The impact of the change in interest expense from the increase in our average repurchase agreements outstanding and change in average rate on repurchase agreements is shown below (in thousands):

Change in Size		Change in Rate		Change in Size & Rate
Change in average outstanding	$4,302,733	Change in average rate	0.12%	Change in average outstanding	$4,302,733
2011 average rate	0.29%	2011 average outstanding	6,519,272	Change in average rate	0.12%
Change	$12,401	Change	$7,787	Change	$5,140
				Total change	$25,328
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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations for repurchase agreements, interest expense on repurchase agreements and the office lease at December 31, 2013 and 2012 (dollars in thousands).

December 31, 2013	Within One Year	One to Three Years	Three to Five Years	Total
Repurchase agreements	$11,206,950	$—	$—	$11,206,950
Interest expense on repurchase agreements, based on rates at December 31, 2013	12,202	—	—	12,202
Long term operating lease obligation	293	393	—	686
Total	$11,219,445	$393	$—	$11,219,838

December 31, 2012	Within One Year	One to Three Years	Three to Five Years	Total
Repurchase agreements	$13,981,307	$—	$—	$13,981,307
Interest expense on repurchase agreements, based on rates at December 31, 2012	15,173	—	—	15,173
Long term operating lease obligation	320	162	—	482
Total	$13,996,800	$162	$—	$13,996,962
In addition, as of December 31, 2013 and 2012, we had a $1,556.8 million and $4,515.5 million payable for securities purchased, respectively, a portion of which either was or will be financed through repurchase agreements. A summary of our payable for securities purchased as of December 31, 2013 and 2012 is included in the “Financial Condition—Liabilities” section.
We enter into interest rate swap and cap contracts as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for the term of the swap or cap contract. Effective June 2013, we began clearing interest rate swaps on exchanges, such as the Chicago Mercantile Exchange. For the $1.5 billion of interest rate swaps cleared on the exchanges as of December 31, 2013, we will no longer face the original trade counterparty, but will instead face the exchange. We expect this will reduce the risk of counterparty default for us. However, we will continue to have credit exposure to banks and broker dealers on our interest rate caps and swaps that are not cleared on an exchange. At December 31, 2013 and 2012, we had the following interest rate swap and cap contracts not cleared on an exchange (dollars in thousands):
As of December 31, 2013

Counterparty	Total Notional	Fair Value	Amount At Risk (1)	Weighted Average Maturity in Years
Barclays Bank plc	$1,000,000	$53,816	$(1,319)	5.4
BNP Paribas	250,000	3,755	1,310	3.7
Credit Suisse International	1,550,000	14,453	13,523	3.8
Deutsche Bank	500,000	7,407	5,057	3.7
Goldman Sachs	500,000	(10,255)	8,602	1.1
ING Capital Markets, LLC	300,000	16,540	(161)	5.5
Morgan Stanley Capital Markets	750,000	3,881	4,306	3.6
Nomura Global Financial Products, Inc.	300,000	(9,526)	9,580	2.4
The Royal Bank of Scotland plc	2,200,000	98,655	522	4.6
The Bank of Nova Scotia	750,000	45,126	1,143	5.4
UBS AG	300,000	16,970	50	5.5
Wells Fargo Bank, N.A.	300,000	14,679	(559)	5.4
Total	$8,700,000	$255,501	$42,054

As of December 31, 2012

Counterparty	Total Notional	Fair Value	Amount At Risk (1)	Weighted Average Maturity in Years
BNP Paribas	$250,000	$26	$2,159	4.7
Credit Suisse International	2,050,000	27,922	13,190	6.0
Deutsche Bank	1,340,000	(10,733)	16,369	2.6
Goldman Sachs	1,800,000	(34,105)	20,416	1.5
ING Capital Markets, LLC	300,000	8,685	585	6.5
Morgan Stanley Capital Markets	1,250,000	29,135	16,474	6.6
Nomura Global Financial Products, Inc.	550,000	(19,629)	6,336	2.6
The Bank of Nova Scotia	250,000	33	1,627	4.7
The Royal Bank of Scotland plc	2,500,000	7,543	9,457	2.4
UBS AG	300,000	9,165	925	6.5
Wells Fargo Bank, N.A.	300,000	7,552	1,449	6.4
Total	$10,890,000	$25,594	$88,987
 __________________

(1)	Equal to the fair value of pledged securities plus accrued interest income, minus the fair value of the interest rate swap and cap and accrued interest income and expense.
We enter into certain contracts that contain a variety of indemnification obligations, principally with our brokers and counterparties to interest rate swap contracts and repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unknown. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of December 31, 2013 and 2012.
Off-Balance Sheet Arrangements
As of December 31, 2013 and 2012, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2013 and 2012, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or had any intent to provide funding to any such entities.
Liquidity and Capital Resources
As of December 31, 2013 and 2012, we had approximately $1,115.8 million and $1,519.3 million, respectively, in Agency RMBS, U.S. Treasury securities and cash and cash equivalents available to satisfy future margin calls. To date, we have maintained sufficient liquidity to meet margin calls, and we have always been able to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future.
Our primary sources of funds are borrowings under repurchase arrangements and monthly principal repayments and interest payments on our investments. Other sources of funds may include proceeds from debt and equity offerings and asset sales. As of December 31, 2013 and 2012, we had repurchase agreements totaling $11,207.0 million and $13,981.3 million, respectively, with a weighted average borrowing rate of 0.41% and 0.48%, respectively. In addition, during the year ended December 31, 2013 and 2012, we received $2,427.1 million and $2,889.8 million of principal repayments and $340.3 million and $274.6 million of interest payments, respectively. We held cash and cash equivalents of $5.0 million and $13.9 million at December 31, 2013 and 2012, respectively.
During the year ended December 31, 2013 and 2012, our operations provided net cash of $2,924.0 million and used net cash of $7,048.9 million, respectively. During the year ended December 31, 2013 and 2012, we had net sales of securities (net of purchases, sales and principal repayments) of $5,970.9 million and net purchases of $11,280.4 million, respectively. The change in net purchases and sales of securities was the result of selling investments to manage our leverage ratio in an environment where prices of Agency RMBS were declining and due to our decreasing net assets as a result of share repurchases.
Through our dividend reinvestment and direct stock purchase plan (the "DSPP") stockholders may purchase additional shares of common stock by reinvesting some or all of the cash dividends received on shares of common stock. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. The Company did not issue any shares under the DSPP during the year ended December 31, 2013. For the year ended

December 31, 2012, we issued 5.3 million shares under the DSPP raising approximately $74.0 million of net proceeds. As of December 31, 2013 and 2012, there were approximately 4.1 million shares available for issuance under the DSPP.
On June 7, 2011 we established an Equity Placement Program (the "EPP") whereby, from time to time, we may publicly offer and sell up to 15.0 million shares of our common stock in at-the-market transactions and privately negotiated transactions with JMP Securities LLC acting as sales agent. The Company did not issue any shares under the EPP during the year ended December 31, 2013. For the year ended December 31, 2012, the Company issued 11.9 million shares under the EPP raising approximately $164.3 million. As of December 31, 2013 and 2012, there were approximately 3.1 million shares of common stock available for issuance under the EPP.
On November 15, 2012, we announced that our board of directors authorized the repurchase of shares of our common stock having an aggregate value of up to $250 million. We intend to repurchase shares only when the purchase price is less than our estimate of our current net asset value per share of our common stock. For the year ended December 31, 2013, we repurchased 13.6 million shares with a weighted average purchase price of $8.49, or approximately $115.7 million in the aggregate. As of December 31, 2013, we could repurchase up to $134.3 million of our common stock under this authorization by our board of directors. We did not make any repurchases during the year ended December 31, 2012.
The following tables present certain information regarding our risk exposure on our repurchase agreements as of December 31, 2013 and 2012 (dollars in thousands):
December 31, 2013

Counterparty	Total Outstanding Borrowings	% of Total	% of Net Assets At Risk (1)	Weighted Average Maturity in Days
Bank of America Securities LLC	$696,577	6.2%	1.9%	62
Bank of Nova Scotia	499,623	4.5	0.9	44
Barclays Capital, Inc.	590,527	5.3	1.4	56
BNP Paribas Securities Corp	742,922	6.6	2.1	50
Cantor Fitzgerald & Co.	66,576	0.6	0.3	13
Citigroup Global Markets, Inc.	668,826	6.0	2.0	41
Credit Suisse Securities (USA) LLC	382,998	3.4	1.4	44
Daiwa Securities America, Inc.	288,454	2.6	0.8	35
Goldman Sachs & Co.	493,688	4.4	1.4	32
Guggenheim Liquidity Services, LLC	372,338	3.3	1.1	56
Industrial and Commercial Bank of China Financial Services LLC	573,365	5.1	1.7	43
ING Financial Markets LLC	637,066	5.7	2.0	28
J.P. Morgan Securities LLC	387,915	3.5	1.2	38
KGS Alpha Capital Markets	113,346	1.0	0.4	55
LBBW Securities LLC	167,039	1.5	0.5	24
Mitsubishi UFJ Securities (USA), Inc.	576,941	5.1	1.6	50
Mizuho Securities USA, Inc.	527,009	4.7	1.5	13
Morgan Stanley & Co. Inc.	675,374	6.0	1.9	42
Nomura Securities International, Inc.	376,733	3.4	1.1	61
RBC Capital Markets, LLC	724,865	6.5	2.3	36
South Street Securities LLC	344,359	3.1	1.4	50
The Royal Bank of Scotland PLC	182,831	1.6	0.5	6
UBS Securities LLC	587,048	5.2	1.7	31
Wells Fargo Securities, LLC	530,530	4.7	1.5	6
	$11,206,950	100.0%	32.6%
_________

(1)	Equal to the fair value of pledged securities plus accrued interest income, minus the sum of repurchase agreement liabilities and accrued interest expense divided by net assets.

December 31, 2012

Counterparty	Total Outstanding Borrowings	% of Total	% of Net Assets At Risk (1)	Weighted Average Maturity in Days
Bank of America Securities LLC	$1,143,279	8.2%	2.4%	16
Bank of Nova Scotia	660,889	4.7	1.1	12
Barclays Capital, Inc.	1,129,106	8.1	2.3	30
BNP Paribas Securities Corp	662,360	4.7	1.5	17
Citigroup Global Markets, Inc.	463,815	3.3	1.1	21
Credit Suisse Securities (USA) LLC	645,179	4.6	1.2	15
Daiwa Securities America, Inc.	305,954	2.2	0.7	22
Deutsche Bank Securities, Inc.	539,094	3.8	1.4	21
Goldman Sachs & Co.	1,058,174	7.6	2.4	17
Guggenheim Liquidity Services, LLC	281,225	2.0	0.6	22
Industrial and Commercial Bank of China Financial Services LLC	808,414	5.8	1.7	20
ING Financial Markets LLC	377,353	2.7	0.9	14
KGS Alpha Capital Markets	138,697	1.0	0.4	19
LBBW Securities LLC	140,953	1.0	0.3	28
Mitsubishi UFJ Securities (USA), Inc.	627,315	4.5	1.4	17
Mizuho Securities USA, Inc.	520,638	3.7	1.1	18
Morgan Stanley & Co. Inc.	634,179	4.5	1.6	17
Nomura Securities International, Inc.	623,556	4.5	1.5	21
RBC Capital Markets, LLC	791,610	5.7	1.8	17
South Street Securities LLC	375,289	2.7	1.1	18
The Royal Bank of Scotland PLC	167,604	1.2	0.4	9
UBS Securities LLC	936,333	6.7	2.3	38
Wells Fargo Securities, LLC	950,291	6.8	1.3	13
	$13,981,307	100.0%	30.5%

____________________

(1)	Equal to the fair value of pledged securities plus accrued interest income, minus the sum of repurchase agreement liabilities and accrued interest expense divided by net assets.
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
We also pledge collateral for our interest rate swaps and forward purchase transactions. We will receive margin calls on these transactions when the value of the swap or forward purchase transaction declines or when the value of any collateral pledged falls below a particular threshold level. All unrestricted cash and cash equivalents, plus any unpledged Agency RMBS or U.S. Treasury securities, are available to satisfy margin calls.
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
Qualitative and Quantitative Disclosures about Short Term Borrowings
The following table discloses quantitative data about our short term borrowings under repurchase agreements during the years ended December 31, 2013 and 2012.

	Year Ended December 31,
(In millions)	2013	2012
Outstanding at period end	$11,207	$13,981
Weighted average rate at period end	0.41%	0.48%
Average outstanding during period (1)	$12,836	$10,822
Weighted average rate during period	0.41%	0.41%
Largest month end balance during period	$14,544	$13,981
Leverage ratio (at period end) (2)	6.97:1	7.69:1

_______________

(1)	Calculated based on the average month end balance during the period.

(2)	Our leverage ratio was calculated by dividing (i) our repurchase agreements balance plus payable for securities purchased minus receivable for securities sold by (ii) net assets.
During the year ended December 31, 2013, our repurchase agreement balance decreased due to net sales of securities to manage our leverage ratio as the asset prices decreased in 2013. During the year ended December 31, 2012, our repurchase agreement balance increased due to our February 1, 2012 and July 16, 2012 public offerings and our August 3, 2012 offering of our Series A Preferred Stock, which allowed us to finance additional asset purchases. During the years ended December 31, 2013 and 2012, the weighted average rate on our repurchase agreements remained relatively stable.
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
Investment Company Accounting
Our financial statements are prepared by management in accordance with GAAP. Although we conduct our operations so that we are not required to register as an investment company under the Investment Company Act, for financial reporting purposes we are considered an investment company and follow the accounting and reporting specified in ASC 946, Financial Services-Investment Companies. Accordingly, investments in securities are carried at fair value with changes in fair value recorded in the statement of operations. Effective January 1, 2014 we will be required to discontinue investment company accounting presentation.
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
Recent Accounting Pronouncements
In June 2013, the FASB issued ASU 2013-08, Financial Services-Investment Companies (Topic 946). This update modifies the guidance for Topic 946 for determining whether an entity is an investment company for GAAP purposes. Because the Company adopted Statement of Position 07-1 prior to its deferral, this update requires management to assess whether they continue to meet the definition of an investment company for GAAP purposes. The guidance is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013, with prospective application. Earlier application is prohibited.
We have performed the assessment and determined that the Company does not meet the definition of an investment company in accordance with Topic 946. As a result, we will discontinue application of Topic 946 and shall account for our investments in conformity with applicable non-investment company U.S. GAAP, with prospective application on the effective date. We do not expect there will be any cumulative adjustments to retained earnings upon adoption as all investments will continue to be recorded at fair value on the balance sheet subsequent to adoption.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
As of December 31, 2013 and 2012, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do believe that risk can be quantified from historical experience and seek to actively manage risk, to earn sufficient compensation to justify taking risks and to maintain capital levels consistent with the risks we undertake. Our board of directors exercises oversight of risk management in many ways, including overseeing our senior management’s risk-related responsibilities and reviewing management and investment policies and performance against these policies and related benchmarks. See “Business—Risk Management” for a further discussion of our risk mitigation practices.
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
Effect on Interest Income, Interest Expense and Net swap and cap interest income (expense). We fund our investments in long term Agency RMBS collateralized by ARMs, hybrid ARMs and fixed rate mortgage loans with short term borrowings under repurchase agreements. During periods of rising interest rates, the borrowing costs associated with those Agency RMBS tend to increase while the income earned on such Agency RMBS (during the fixed rate component of such securities) may remain substantially unchanged. This results in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses.
We are a party to the interest rate swap and cap contracts as of December 31, 2013 and 2012 described in detail under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in this Annual Report on Form 10-K.
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
We seek to mitigate our prepayment risk by investing in Agency RMBS with a variety of prepayment characteristics, and prepayment protections.
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
The following sensitivity analysis table shows the estimated impact of our interest rate-sensitive investments and repurchase agreement liabilities on the fair value of our assets and our net income, exclusive of the effect of changes in fair value on our net income, at December 31, 2013 and 2012, assuming a static portfolio and that rates instantaneously fall 25, 50 and 75 basis points and rise 25, 50 and 75 basis points.

December 31, 2013

Change in Interest Rates	Projected Change in the Fair Value of Our Assets (excluding hedging instruments)*	Projected Change in the Fair Value of Our Assets (including hedging instruments)*	Projected Change in Our Net Income
- 75 basis points	3.15%	1.41%	8.61%	(a)
- 50 basis points	2.33%	1.17%	6.63%	(a)
- 25 basis points	1.30%	0.72%	3.32%	(a)
No Change	—%	—%	—%
+ 25 basis points	(1.35)%	(0.76)%	(8.29)%
+ 50 basis points	(2.72)%	(1.54)%	(16.58)%
+ 75 basis points	(4.11)%	(2.32)%	(24.87)%
December 31, 2012

Change in Interest Rates	Projected Change in the Fair Value of Our Assets (excluding hedging instruments)*	Projected Change in the Fair Value of Our Assets (including hedging instruments)*	Projected Change in Our Net Income
- 75 basis points	0.74%	(0.08)%	13.32%	(a)
- 50 basis points	0.80%	0.24%	10.66%	(a)
- 25 basis points	0.56%	0.24%	5.33%	(a)
No Change	—%	—%	—%
+ 25 basis points	(0.70)%	(0.37)%	(13.32)%
+ 50 basis points	(1.53)%	(0.86)%	(26.64)%
+ 75 basis points	(2.49)%	(1.45)%	(39.96)%
_____________

*	Analytics provided by The Yield Book® Software
(a)
Given the low level of interest rates at December 31, 2013 and 2012, we reduced 3 month LIBOR and our repurchase agreement rates by 10, 20 and 25 basis points for the down 25, 50 and 75 basis point net income scenarios, respectively. All other interest rate sensitive instruments were calculated in accordance with the table.

While the tables above reflect the estimated immediate impact of interest rate increases and decreases on a static portfolio, we rebalance our portfolio from time to time either to take advantage of or minimize the impact of changes in interest rates. Generally, our interest rate swaps reset in the quarter following changes in interest rates. It is important to note that the impact of changing interest rates on fair value and net income can change significantly when interest rates change beyond 75 basis points from current levels. Therefore, the volatility in the fair value of our assets could increase significantly when interest rates change beyond 75 basis points. In addition, other factors impact the fair value of and net income from our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of our assets and our net income would likely differ from that shown above, and such difference might be material and adverse to our stockholders.
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
We seek to mitigate our liquidity risks by monitoring our liquidity position on a daily basis and maintaining a prudent level of leverage based on current market conditions and various other factors, including the health of the financial institutions that lend to us under our repurchase agreements.

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

Item 8.         Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CYS Investments, Inc.
Waltham, MA

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of CYS Investments, Inc. (formerly Cypress Sharpridge Investments, Inc., the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of CYS Investments, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

February 14, 2014
Boston, Massachusetts

CYS INVESTMENTS, INC.
STATEMENTS OF ASSETS AND LIABILITIES

(In thousands, except per share numbers)	December 31, 2013	December 31, 2012
ASSETS:
Investments in securities, at fair value (including pledged assets of $11,835,975 and $14,831,648, respectively)	$13,865,793	$20,861,718
Derivative assets, at fair value	295,707	124,169
Cash and cash equivalents	4,992	13,882
Receivable for securities sold and principal repayments	429,233	10,343
Interest receivable	36,731	46,558
Other assets	608	826
Total assets	14,633,064	21,057,496
LIABILITIES:
Repurchase agreements	11,206,950	13,981,307
Derivative liabilities, at fair value	29,458	98,575
Payable for securities purchased	1,556,821	4,515,501
Payable for cash received as collateral	37,938	28,910
Distribution payable	4,410	1,243
Accrued interest payable (including accrued interest on repurchase agreements of $7,204 and $11,717, respectively)	24,613	28,863
Accrued expenses and other liabilities	4,218	435
Total liabilities	12,864,408	18,654,834
Commitments and contingencies (note 11)	—	—
NET ASSETS	$1,768,656	$2,402,662
Net assets consist of:
Preferred Stock, $25.00 par value, 50,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock, (3,000 and 3,000 shares issued and outstanding, respectively, liquidation preference of $25.00 per share or $75,000 and $75,000 in aggregate, respectively)	$72,369	$72,369
7.50% Series B Cumulative Redeemable Preferred Stock, (8,000 and 0 shares issued and outstanding, respectively, liquidation preference of $25.00 per share or $200,000 and $0 in aggregate, respectively)	193,531	—
Common Stock, $0.01 par value, 500,000 shares authorized (161,650 and 174,924 shares issued and outstanding, respectively)	1,616	1,749
Additional paid in capital	2,046,530	2,237,512
Retained earnings (accumulated deficit)	(545,390)	91,032
NET ASSETS	$1,768,656	$2,402,662
NET ASSET VALUE PER COMMON SHARE	$9.24	$13.31

See notes to financial statements.

CYS INVESTMENTS, INC.
SCHEDULES OF INVESTMENTS
DECEMBER 31, 2013
INVESTMENTS IN SECURITIES – UNITED STATES OF AMERICA

(In thousands)	Face Amount	Fair Value
Fixed Income Securities - 784.0% (c)
Mortgage Pass-Through Agency RMBS - 783.6% (c)
Fannie Mae Pools - 679.5% (c)
2.14%, due 2/1/2043 (a)(b)	$87,600	$87,892
2.15%, due 10/1/2042 (a)(b)	40,103	40,356
2.18%, due 11/1/2042 (a)(b)	29,015	29,160
2.25%, due 10/1/2042 - 11/1/2042 (a)(b)	84,755	85,399
2.33%, due 11/1/2042 (a)(b)	63,251	64,029
2.36%, due 1/1/2043 (a)(b)	83,235	84,181
2.40%, due 9/1/2042 - 10/1/2042 (a)(b)	51,272	51,974
2.41%, due 11/1/2042 (a)(b)	62,378	63,235
2.42%, due 9/1/2042 (a)(b)	19,388	19,677
2.43%, due 7/1/2042 - 1/1/2043 (a)(b)	215,819	219,176
2.44%, due 6/1/2042 (a)(b)	45,301	46,050
2.50%, due 10/1/2042 (a)(b)	76,110	77,442
2.52%, due 10/1/2042 (a)(b)	45,306	46,099
2.57%, due 8/1/2042 (a)(b)	29,496	30,079
2.60%, due 4/1/2042 (a)(b)	31,018	31,707
2.70%, due 6/1/2042 (a)(b)	55,666	57,043
2.78%, due 4/1/2042 (a)(b)	133,381	137,323
2.80%, due 2/1/2042 - 4/1/2042 (a)(b)	84,553	87,096
2.81%, due 2/1/2042 (a)(b)	25,550	26,361
2.84%, due 12/1/2041 (a)(b)	43,963	45,398
3.00%, due 2/1/2027 - 2/1/2029 (a)	4,839,617	4,943,083
3.00%, due 12/1/2037 (a)	51,087	48,558
3.00%, due 10/1/2042 (a)	42,107	39,556
3.05%, due 9/1/2041 (a)(b)	28,001	28,987
3.24%, due 3/1/2041 (a)(b)	11,485	11,969
3.37%, due 5/1/2041 - 8/1/2041 (a)(b)	34,796	36,423
3.50%, due 12/1/2025 - 1/1/2029 (a)	948,463	992,515
3.50%, due 6/1/2042 - 9/1/2043 (a)	1,872,351	1,862,400
3.97%, due 9/1/2039 (a)(b)	7,363	7,842
4.00%, due 1/1/2026 - 4/1/2026 (a)	229,778	243,561
4.00%, due 7/1/2043 - 2/1/2044 (a)	2,106,542	2,169,411
4.50%, due 4/1/2030 - 11/1/2030 (a)	84,730	90,796
4.50%, due 11/1/2041 (a)	200,955	212,988
Total Fannie Mae Pools	11,764,435	12,017,766
Freddie Mac Pools - 90.2% (c)
2.20%, due 2/1/2043 (a)(b)	28,154	28,175
2.22%, due 12/1/2042 (a)(b)	42,719	42,887
2.30%, due 11/1/2042 (a)(b)	88,989	89,526
2.43%, due 6/1/2042 (a)(b)	34,581	35,224
2.44%, due 4/1/2043 (a)(b)	29,699	29,220
2.46%, due 7/1/2042 (a)(b)	39,112	39,771

CYS INVESTMENTS, INC.
SCHEDULES OF INVESTMENTS - (Continued)
DECEMBER 31, 2013

	Face Amount	Fair Value
2.52%, due 11/1/2042 (a)(b)	36,896	37,560
2.54%, due 7/1/2042 (a)(b)	33,904	34,563
2.55%, due 2/1/2043 (a)(b)	111,565	110,650
2.59%, due 3/1/2042 (a)(b)	29,871	30,638
2.79%, due 12/1/2041 (a)(b)	32,352	33,276
3.31%, due 1/1/2041 (a)(b)	27,151	28,537
3.50%, due 4/1/2026 - 2/1/2027 (a)	130,144	135,772
3.50%, due 5/1/2043 - 7/1/2043 (a)	428,429	425,633
4.00%, due 8/1/2043 - 2/1/2044 (a)	443,680	455,999
4.50%, due 12/1/2024 - 5/1/2025 (a)	35,497	37,736
Total Freddie Mac Pools	1,572,743	1,595,167
Ginnie Mae Pools - 13.9% (c)
3.00%, due 10/20/2028 (a)	154,038	158,293
3.50%, due 7/20/2040 (a)(b)	74,931	78,517
4.00%, due 1/20/2040 (a)(b)	8,650	9,105
Total Ginnie Mae Pools	237,619	245,915
Total Mortgage Pass-Through Agency RMBS (Cost - $13,923,271)	13,574,797	13,858,848
Other Investments - (Cost - $6,945) (d) 0.4% (c)	6,945	6,945
Total Investments in Securities (Cost - $13,930,216)	$13,581,742	$13,865,793

Interest Rate Cap Contracts - 13.3%(c)(e)
Expiration	Cap Rate	Notional Amount	Fair Value
10/15/2015	1.43%	$300,000	$164
11/8/2015	1.36%	200,000	145
5/23/2019	2.00%	300,000	12,853
6/1/2019	1.75%	300,000	14,679
6/29/2019	1.50%	300,000	16,539
7/2/2019	1.50%	300,000	16,970
7/16/2019	1.25%	500,000	31,335
3/26/2020	1.25%	500,000	41,322
3/30/2020	1.25%	700,000	57,785
5/20/2020	1.25%	500,000	42,911
Total Interest Rate Cap Contracts (Cost, $137,117)		$3,900,000	$234,703

CYS INVESTMENTS, INC.
SCHEDULES OF INVESTMENTS - (Continued)
DECEMBER 31, 2013

Interest Rate Swap Contracts - 1.8%(c)(e)
Expiration	Pay Rate	Notional Amount	Fair Value
2/14/2015	2.15%	$500,000	$(10,255)
6/2/2016	1.94%	300,000	(9,526)
12/19/2016	1.43%	250,000	(4,255)
4/24/2017	1.31%	500,000	(4,982)
7/13/2017	0.86%	750,000	6,583
9/6/2017	0.77%	250,000	3,755
9/6/2017	0.77%	500,000	7,407
9/6/2017	0.77%	250,000	3,804
11/7/2017	1.11%	500,000	3,240
11/29/2017	0.87%	500,000	8,136
2/21/2018	1.02%	500,000	7,948
2/27/2018	0.96%	500,000	9,226
4/25/2018(f)	1.01%	500,000	10,905
8/15/2018	1.65%	500,000	(440)
Interest Rate Swap Contracts (Cost, $0)		$6,300,000	$31,546
 __________________
LEGEND

(a)	Securities or a portion of the securities are pledged as collateral for repurchase agreements or interest rate swap contracts or forward settling transactions.

(b)	The coupon rate shown on floating or adjustable rate securities represents the rate at December 31, 2013.

(c)	Percentage of net assets.

(d)	Comprised of investments that were individually less than 1% of net assets.

(e)
The Company’s interest rate swap contracts receive a floating rate set quarterly to three month LIBOR. Interest rate caps receive a floating rate quarterly in the amount of three month LIBOR that is in excess of the cap rate.

(f)	The interest rate swap effective date is April 25, 2014, and it does not accrue any income or expense until that date.

See notes to financial statements.

CYS INVESTMENTS, INC.
SCHEDULES OF INVESTMENTS - (Continued)
DECEMBER 31, 2012

INVESTMENTS IN SECURITIES – UNITED STATES OF AMERICA

(In thousands)	Face Amount	Fair Value
Fixed Income Securities - 868.3%(c)
Mortgage Pass-Through Agency RMBS - 865.9%(c)
Fannie Mae Pools - 822.8%(c)
2.15%, due 2/1/2043(b)	$100,000	$103,991
2.16%, due 10/1/2042(b)	44,800	46,452
2.17%, due 3/1/2043(b)	30,000	31,167
2.18%, due 11/1/2042(b)	34,926	36,246
2.24%, due 10/1/2042(b)	49,605	51,511
2.26%, due 11/1/2042(b)	45,372	47,149
2.34%, due 11/1/2042(b)	75,085	78,162
2.38%, due 1/1/2043(a)(b)	100,237	104,444
2.40%, due 9/1/2042 - 10/1/2042(a)(b)	63,216	65,915
2.41%, due 7/1/2042 - 9/1/2042(a)(b)	69,629	72,585
2.42%, due 11/1/2042(a)(b)	75,395	78,710
2.43%, due 2/1/2043(b)	25,000	26,174
2.44%, due 7/1/2042 - 10/1/2042(a)(b)	241,204	251,833
2.45%, due 10/1/2042 - 11/1/2042(b)	87,021	90,808
2.46%, due 6/1/2042(a)(b)	57,508	60,021
2.50%, due 2/1/2028 - 3/1/2028	1,900,000	1,985,203
2.51%, due 10/1/2042(a)(b)	146,723	153,519
2.57%, due 7/1/2042 - 2/1/2043(a)(b)	130,372	136,513
2.58%, due 8/1/2042(a)(b)	34,217	35,801
2.60%, due 2/1/2043(b)	50,000	52,406
2.62%, due 7/1/2042(a)(b)	46,138	48,256
2.63%, due 4/1/2042(a)(b)	35,609	37,264
2.70%, due 6/1/2042(a)(b)	67,729	70,933
2.79%, due 1/1/2042 - 3/1/2042(a)(b)	85,732	89,912
2.80%, due 2/1/2042 - 11/1/2042(a)(b)	349,671	366,718
2.81%, due 2/1/2042(a)(b)	55,367	58,090
2.84%, due 2/1/2042(a)(b)	32,607	34,247
2.85%, due 12/1/2041(a)(b)	53,238	55,952
2.87%, due 1/1/2042(a)(b)	59,639	63,234
2.89%, due 2/1/2042(a)(b)	40,377	42,409
3.00%, due 1/1/2041(a)(b)	29,557	31,002
3.00%, due 2/1/2027 - 12/1/2027(a)	6,794,861	7,183,772
3.00%, due 2/1/2032 - 2/1/2033(a)	967,503	1,018,411
3.00%, due 10/1/2042(a)	46,277	47,556
3.02%, due 12/1/2040(a)(b)	101,591	106,680
3.04%, due 9/1/2041(a)(b)	38,752	40,639
3.05%, due 9/1/2041(a)(b)	36,363	38,205
3.06%, due 6/1/2042(b)	37,791	40,031
3.16%, due 9/1/2041(a)(b)	31,611	33,343
3.18%, due 11/1/2041(a)(b)	27,672	29,179
3.21%, due 9/1/2041(a)(b)	84,111	88,670

CYS INVESTMENTS, INC.
SCHEDULES OF INVESTMENTS - (Continued)
DECEMBER 31, 2012

	Face Amount	Fair Value
3.24%, due 3/1/2041(a)(b)	$15,547	$16,389
3.26%, due 4/1/2041(a)(b)	38,941	40,970
3.30%, due 5/1/2041(a)(b)	31,843	33,499
3.35%, due 8/1/2041(a)(b)	27,024	28,827
3.36%, due 6/1/2041(a)(b)	81,763	86,263
3.38%, due 5/1/2041(a)(b)	17,894	18,822
3.50%, due 7/1/2021(a)	207,091	219,747
3.50%, due 12/1/2025 - 2/1/2028(a)	1,481,478	1,572,774
3.50%, due 8/1/2042 - 3/1/2043(a)	3,209,041	3,425,338
3.61%, due 6/1/2041(a)(b)	49,197	52,170
3.65%, due 7/1/2040(a)(b)	29,174	30,810
3.99%, due 9/1/2039(b)	11,717	12,432
4.00%, due 1/1/2025 - 6/1/2026(a)	613,772	657,599
4.00%, due 8/1/2042(a)	106,594	114,664
4.50%, due 2/1/2028 - 11/1/2030(a)	136,333	147,730
4.50%, due 11/1/2041(a)	256,057	277,486
Total Fannie Mae Pools	18,695,972	19,768,633
Freddie Mac Pools - 38.0%(c)
2.22%, due 12/1/2042(b)	50,184	52,100
2.30%, due 11/1/2042(a)(b)	99,093	103,022
2.43%, due 6/1/2042(a)(b)	38,618	40,336
2.45%, due 7/1/2042(a)(b)	46,980	49,027
2.52%, due 9/1/2042(a)(b)	122,825	128,547
2.54%, due 7/1/2042(a)(b)	41,200	43,077
2.55%, due 11/1/2042(b)	54,278	56,826
2.59%, due 3/1/2042(a)(b)	35,421	37,203
2.79%, due 12/1/2041(a)(b)	42,260	44,357
3.27%, due 6/1/2041(a)(b)	32,330	33,995
3.30%, due 1/1/2041(a)(b)	35,460	37,608
3.50%, due 4/1/2026 - 2/1/2027(a)	187,349	197,014
3.63%, due 6/1/2041(a)(b)	32,394	34,105
4.50%, due 12/1/2024 - 5/1/2025(a)	52,637	56,006
Total Freddie Mac Pools	871,029	913,223
Ginnie Mae Pools - 5.1%(c)
3.50%, due 7/20/2040(a)(b)	101,626	108,469
4.00%, due 1/20/2040(a)(b)	12,875	13,818
Total Ginnie Mae Pools	114,501	122,287
Total Mortgage Pass-Through Agency RMBS (Cost - $20,560,760)	19,681,502	20,804,143
U.S. Treasury Bills - 1.6%(c)
0.06%, due 2/7/2013(a)(d)	38,000	37,999
Total U.S. Treasury Bills (Cost - $37,995)	38,000	37,999
Other investments (Cost - $12,855)(e) - 0.8%(c)	20,473	19,576
Total Investments in Securities (Cost - $20,611,610)	$19,739,975	$20,861,718

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

CYS INVESTMENTS, INC.
SCHEDULES OF INVESTMENTS - (Continued)
DECEMBER 31, 2012

(f)
The Company’s interest rate swap contracts receive a floating rate set quarterly to three month LIBOR. Interest rate caps receive a floating rate quarterly in the amount of three month LIBOR that is in excess of the cap rate.

(g)	The interest rate swap effective date is April 24, 2013 and does not accrue any income or expense until that date.

(h)	The interest rate swap effective date is November 29, 2013 and does not accrue any income or expense until that date.

See notes to financial statements.

CYS INVESTMENTS, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share numbers)	2013	2012	2011
INVESTMENT INCOME:
Interest income from Agency RMBS	$330,430	$288,960	$228,768
Other income	1,601	4,366	4,129
Total investment income	332,031	293,326	232,897
EXPENSES:
Interest	52,763	44,117	18,789
Management fees	—	—	8,442
Compensation and benefits	12,599	12,264	7,837
General, administrative and other	8,436	8,261	6,910
Total expenses	73,798	64,642	41,978
Net investment income	258,233	228,684	190,919
GAINS AND (LOSSES) FROM INVESTMENTS:
Net realized gain (loss) on investments	(595,116)	203,846	35,756
Net unrealized appreciation (depreciation) on investments	(314,530)	23,023	225,660
Net gain (loss) from investments	(909,646)	226,869	261,416
GAINS AND (LOSSES) FROM SWAP AND CAP CONTRACTS:
Net swap and cap interest income (expense)	(93,497)	(60,776)	(55,487)
Net gain (loss) on termination of swap and cap contracts	30,775	—	(4,903)
Net unrealized appreciation (depreciation) on swap and cap contracts	238,353	(21,990)	(100,012)
Net gain (loss) from swap and cap contracts	175,631	(82,766)	(160,402)
NET INCOME (LOSS)	$(475,782)	$372,787	$291,933
DIVIDENDS ON PREFERRED SHARES	(15,854)	(2,405)	—
NET INCOME (LOSS) AVAILABLE TO COMMON SHARES	$(491,636)	$370,382	$291,933
NET INCOME (LOSS) PER COMMON SHARE BASIC & DILUTED	$(2.90)	$2.64	$3.66
See notes to financial statements.

CYS INVESTMENTS, INC.
STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31,
(In thousands)	2013	2012	2011
Net income (loss):
Net investment income	$258,233	$228,684	$190,919
Net realized gain (loss) on investments	(595,116)	203,846	35,756
Net unrealized appreciation (depreciation) on investments	(314,530)	23,023	225,660
Net gain (loss) from swap and cap contracts	175,631	(82,766)	(160,402)
Net income (loss)	(475,782)	372,787	291,933
Dividends on preferred shares	(15,854)	(2,405)	—
Net income (loss) available to common shares	(491,636)	370,382	291,933
Capital transactions:
Net proceeds from issuance of common stock	(552)	1,236,807	275,898
Net payments from repurchase of common stock	(115,735)	—	—
Net proceeds from issuance of preferred stock	193,531	72,369	—
Distributions on common shares	(146,466)	(357,188)	(162,455)
Tax return of capital distributions	(76,619)	—	(23,520)
Amortization of share based compensation	3,471	2,834	5,263
Increase (decrease) in net assets from capital transactions	(142,370)	954,822	95,186
Total (decrease) increase in net assets	(634,006)	1,325,204	387,119
Net assets:
Beginning of period	2,402,662	1,077,458	690,339
End of period	$1,768,656	$2,402,662	$1,077,458
See notes to financial statements.

CYS INVESTMENTS, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(475,782)	$372,787	$291,933
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Purchase of investment securities	(44,752,803)	(33,654,947)	(7,093,540)
Premium paid on interest rate caps	(91,860)	(133,483)	—
Proceeds from disposition of investment securities	48,296,551	19,484,757	2,769,867
Proceeds from paydowns of investment securities	2,427,118	2,889,821	1,406,114
Proceeds from termination of interest rate cap contracts	103,275	—	—
Amortization of share based compensation	3,471	2,834	5,263
Amortization of premiums and discounts on investment securities	115,413	111,647	43,895
Amortization of premiums on interest rate cap contracts	24,240	12,390	3,838
Net realized (gain) loss on investments	595,116	(203,846)	(35,756)
Net (gain) loss on termination of cap contracts	(37,957)	—	—
Net unrealized (appreciation) depreciation on investments	314,530	(23,023)	(225,660)
Net unrealized (appreciation) depreciation on swap and cap contracts	(238,353)	21,990	100,012
Change in assets and liabilities:
Receivable for securities sold and principal repayments	(418,890)	(4,793)	(5,550)
Interest receivable	9,827	(18,743)	(11,632)
Other assets	218	264	(661)
Payable for securities purchased	(2,958,680)	4,052,199	(1,771,099)
Accrued interest payable	(4,250)	13,246	6,205
Related party management fee payable	—	—	(800)
Accrued expenses and other liabilities	3,783	(955)	675
Payable for cash received as collateral	9,028	28,910	—
Net cash provided by (used in) operating activities	2,923,995	(7,048,945)	(4,516,896)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	115,545,756	79,752,751	43,998,829
Repayments of repurchase agreements	(118,320,113)	(73,652,258)	(39,561,858)
Net proceeds from issuance of common stock	(552)	1,236,807	275,884
Net payments from repurchase of common stock	(115,735)	—	—
Net proceeds from issuance of preferred stock	193,531	72,369	—
Distributions paid	(235,772)	(358,350)	(185,961)
Net cash provided by (used in) financing activities	(2,932,885)	7,051,319	4,526,894
Net increase (decrease) in cash and cash equivalents	(8,890)	2,374	9,998
CASH AND CASH EQUIVALENTS - Beginning of period	13,882	11,508	1,510
CASH AND CASH EQUIVALENTS - End of period	$4,992	$13,882	$11,508
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$135,920	$92,322	$70,691
SUPPLEMENTAL DISCLOSURES OF NONCASH FLOW INFORMATION:
Distributions declared, not yet paid	$4,410	$1,243	$—
Reinvestment of distributions on common shares	$—	$1,294	$14
See notes to financial statements.

CYS INVESTMENTS, INC.
NOTES TO FINANCIAL STATEMENTS
1. ORGANIZATION
CYS Investments, Inc. (the “Company”) was formed as a Maryland corporation on January 3, 2006, and commenced operations on February 10, 2006. The Company has elected to be taxed and intends to continue to qualify as a real estate investment trust (“REIT”) and is required to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), with respect thereto. Since March 2008, the Company has primarily purchased residential mortgage-backed securities that are issued and the principal and interest of which are guaranteed by a federally chartered corporation (“Agency RMBS”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government such as the Government National Mortgage Association (“Ginnie Mae”), or debt securities issued by the United States Department of Treasury ("U.S. Treasury Securities"). On December 10, 2012 the Company's board of directors amended and restated its investment guidelines to permit the company to invest in (i) Agency RMBS, (ii) collateralized mortgage obligations issued by a government agency or government-sponsored entity that are collateralized by Agency RMBS and (iii) U.S. Treasury Securities or, a government sponsored entity that is not backed by collateral but, in the case of government agencies, is backed by the full faith and credit of the U.S. government, and, in the case of government sponsored entities, is backed by the integrity and creditworthiness of the issuer (“U.S. Agency Debentures”). The Company’s common stock, Series A Cumulative Redeemable Preferred Stock, $25.00 liquidation preference (the "Series A Preferred Stock"), and Series B Cumulative Redeemable Preferred Stock, $25.00 liquidation preference (the "Series B Preferred Stock"), trade on the New York Stock Exchange under the symbols "CYS," "CYS PrA" and "CYS PrB," respectively.
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
Offsetting
Repurchase agreements and derivative contracts are entered into by the Company under Master Repurchase Agreements (“MRA”) and International Standard Derivative Agreements (“ISDA”). Pursuant to the terms of the MRA or ISDA, the Company receives or posts securities and/or cash as collateral with a market value that may be in excess of the purchase price to be paid or received by the Company upon the maturity of the transaction. With repurchase agreements and derivatives, typically the Company and the counterparties are permitted to sell, re-pledge, or use the collateral associated with the transaction. MRAs and ISDAs may include provisions that permit the Company and/or a counterparty, under certain circumstances, including under defined events of default, to offset payables and/or receivables under transactions entered into pursuant to the terms of an MRA or ISDA with collateral held and/or posted to the counterparty and create one single net payment due to or from the Company. However, bankruptcy or insolvency laws of a particular jurisdiction under which a counterparty may become subject in the event of an MRA or ISDA counterparty’s bankruptcy or insolvency may impose restrictions on or prohibitions against any such right of offset. Upon a bankruptcy or insolvency of an MRA or ISDA counterparty, the Company may be considered an unsecured creditor with respect to excess collateral pledged to the counterparty and, as such, the return of excess collateral may be delayed, the amount returned reduced, or otherwise prohibited, depending on the final determination and outcome of any such bankruptcy or insolvency proceedings. The Company reports amounts subject to its’ MRAs and ISDAs in the statement of assets and liabilities on a gross basis without regard for such rights of offset.

At December 31, 2013, the Company's derivative assets and liabilities (by type) are as follows (in millions):

	Assets	Liabilities
Interest rate swap contracts	$61.0	$29.5
Interest rate cap contracts	234.7	—
Total derivative assets and liabilities in the Statements of Assets and Liabilities	295.7	29.5
Derivatives not subject to a master netting agreement or similar agreement ("MNA")	11.2	0.4
Total assets and liabilities subject to a MNA	$284.5	$29.1
Below is a summary of the Company's assets subject to offsetting provisions (in millions):

			Gross Amounts Not Offset in the Statement of Assets and Liabilities
As of	Description	Net Amounts of Assets Presented in the Statement of Assets and Liabilities	Instruments Available for Offset	Collateral Received(1)	Net Amount(2)
December 31, 2013	Derivative assets	$284.5	$9.2	$244.7	$30.6
December 31, 2012	Derivative assets	124.2	34.1	47.3	42.8
(1) Collateral consists of Agency RMBS, U.S. Treasuries and cash. Excess of collateral received is not shown for financial reporting purposes.
(2) Net amount represents the net amount receivable from the counterparty in the event of default.
Below is a summary of the Company's liabilities subject to offsetting provisions (in millions):

			Gross Amounts Not Offset in the Statement of Assets and Liabilities
As of	Description	Net Amounts of Liabilities Presented in the Statement of Assets and Liabilities	Instruments Available for Offset	Collateral Pledged(1)	Net Amount(2)
December 31, 2013	Derivative liabilities	$29.1	$9.2	$19.8	$—
December 31, 2013	Repurchase agreements	11,207.0	—	11,207.0	—
December 31, 2012	Derivative liabilities	98.6	34.1	64.5	—
December 31, 2012	Repurchase agreements	13,981.3	—	13,981.3	—
(1) Collateral consists of Agency RMBS, U.S. Treasuries and cash. Further detail of collateral pledged on repurchase agreements is disclosed in note 5. Excess of collateral pledged is not shown for financial reporting purposes.
(2) Net amount represents the net amount payable from the counterparty in the event of default.

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
The interest rate swap and cap contracts and collateral posted or received on the contracts are valued daily and counterparties may require additional collateral when the fair value of the contracts or collateral declines. Conversely, the Company may require the counterparty to post collateral to it when the fair value of the contracts or collateral increases. The Company's interest rate swap and cap contracts are subject to master netting arrangements. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the swap or cap limited to the fair value of collateral posted in excess of the fair value of the contract in a net liability position and the shortage of the fair value of collateral posted for the contract in a net asset position. As of December 31, 2013 and 2012, the Company did not anticipate nonperformance by any counterparty. Should interest rates move unexpectedly, the Company may not achieve the anticipated benefits of the interest rate swap or cap and may realize a loss.
Investment Valuation
The Company has established a pricing committee responsible for establishing valuation policies and procedures as well as approving valuations on a monthly basis at a pricing meeting. The pricing committee is made up of individuals from the accounting team, the investment team and senior management.
Agency RMBS, U.S. Agency Debentures and U.S. Treasury Securities are generally valued on the basis of valuations provided by third party pricing services, as derived from such services’ pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and asked prices, broker quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security.
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
All valuations received from third party pricing services or broker quotes are non-binding. To date, the Company has not adjusted any of the prices received from third party pricing services or brokers, and all prices are reviewed by the Company. This review includes comparisons of similar market transactions, alternative third party pricing services and broker quotes, or comparisons to a pricing model. To ensure the proper classification within the fair value hierarchy, the Company reviews the third party pricing service’s methodology to understand whether observable or unobservable inputs are being used.
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
As of December 31, 2013 and 2012 the Company had pledged Agency RMBS with a fair value of $12.3 million and $10.4 million, respectively, on its open forward settling transactions.
Repurchase Agreements
Repurchase agreements are secured borrowings that are collateralized by the Company’s Agency RMBS and are carried at their amortized cost, which approximates their fair value due to their short term nature, generally 30-90 days. The Company’s repurchase agreements are with a diversified group of commercial and investment banks. Collateral is valued daily and counterparties may require additional collateral when the fair value of the collateral declines. Conversely, the Company may require the counterparty to post collateral to it when the fair value of the collateral increases. Counterparties have the right to sell or repledge collateral pledged for repurchase agreements, however they are required to return collateral that is the same or substantially similar to the original collateral.
Investment Transactions and Income
The Company records its transactions in securities on a trade date basis. Realized gains and losses on securities transactions are recorded on an identified cost basis. Interest income and expense are recorded on the accrual basis. Interest income on Agency RMBS is accrued based on outstanding principal amount of the securities and their contractual terms. Interest on CLOs was accrued at a rate determined based on estimated future cash flows and adjusted prospectively as future cash flow amounts were recast. For CLOs placed on nonaccrual status or when the Company could not reliably estimate cash flows, the cost recovery method was used. Amortization of premium and accretion of discount are recorded using the yield to maturity method, and are included in investment income in the statements of operations. The Company does not estimate prepayments when calculating the yield to maturity. The amount of premium or discount associated with a prepayment is recorded through investment income on the statements of operations as they occur.
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
Recent Accounting Pronouncements
In June 2013, the FASB issued ASU 2013-08, Financial Services-Investment Companies (Topic 946). This update modifies the guidance for Topic 946 for determining whether an entity is an investment company for GAAP purposes. Because the Company adopted Statement of Position 07-1 prior to its indefinite deferral, this update required management to assess whether the Company continues to meet the definition of an investment company for GAAP purposes. The guidance is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013, with prospective application. Earlier application is prohibited.
Management has performed its assessment and determined that the Company does not meet the definition of an investment company in accordance with Topic 946. As a result, the Company will discontinue application of Topic 946 and shall account for its investments in conformity with applicable non-investment company U.S. GAAP, with prospective application on the effective date. Management does not expect there will be any cumulative effect adjustments to retained earnings upon adoption as all investments will continue to be recorded at fair value on the balance sheet subsequent to adoption. See Note 14, "Subsequent Events", for additional information.

3. EARNINGS PER SHARE
Components of the computation of basic and diluted EPS under the two-class method were as follows (in thousands, except per share numbers):

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$(475,782)	$372,787	$291,933
Less dividend on preferred shares	(15,854)	(2,405)	—
Net income (loss) available to common shares	(491,636)	370,382	291,933
Less dividends paid:
Common shares	(221,957)	(355,548)	(184,383)
Unvested shares	(1,128)	(1,640)	(1,592)
Undistributed earnings (loss)	$(714,721)	$13,194	$105,958
Basic weighted average shares outstanding:
Common shares	169,967	139,651	78,992
Basic earnings (loss) per common share:
Distributed earnings	$1.31	$2.55	$2.33
Undistributed earnings	(4.21)	0.09	1.33
Basic earnings (loss) per common share	$(2.90)	$2.64	$3.66
Diluted weighted average shares outstanding:
Common shares	169,967	139,651	78,992
Net effect of dilutive warrants (1)	—	—	1
	169,967	139,651	78,993
Diluted earnings (loss) per common share:
Distributed earnings	$1.31	$2.55	$2.33
Undistributed earnings	(4.21)	0.09	1.33
Diluted earnings (loss) per common share	$(2.90)	$2.64	$3.66

__________________

(1)
For the year ended December 31, 2013, 2012 and 2011, the Company had an aggregate of 131 stock options outstanding with a weighted average exercise price of $30.00 that were not included in the calculation of EPS, as their inclusion would have been anti-dilutive. These instruments may have a dilutive impact on future EPS.

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
Excluded from the tables below are financial instruments carried on the accompanying financial statements at cost basis, which is deemed to approximate fair value, primarily due to the short duration of these instruments, including cash and cash equivalents, receivables, payables and borrowings under repurchase arrangements with initial terms of one year or less. As of December 31, 2013 and 2012, the fair value of these instruments is determined using level two inputs. There were no transfers between Level 1, Level 2 or Level 3 during 2013 and 2012. The following tables provide a summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013 and 2012 (in thousands):

December 31, 2013	Fair Value Measurements Using
Assets	Level 1	Level 2	Level 3	Total
Agency RMBS	$—	$13,858,848	$—	$13,858,848
Other investments	—	—	6,945	6,945
Derivative assets	—	295,707	—	295,707
Total	$—	$14,154,555	$6,945	$14,161,500
Liabilities
Derivative liabilities	$—	$29,458	$—	$29,458

December 31, 2012	Fair Value Measurements Using
Assets	Level 1	Level 2	Level 3	Total
Agency RMBS	$—	$20,804,143	$—	$20,804,143
U.S. Treasury Bills	37,999	—	—	37,999
Other investments	—	—	19,576	19,576
Derivative assets	—	124,169	—	124,169
Total	$37,999	$20,928,312	$19,576	$20,985,887
Liabilities
Derivative liabilities	$—	$98,575	$—	$98,575
Other investments is comprised of CLOs and real estate assets. The table below presents a reconciliation of changes in other investments classified as Level 3 in the Company’s financial statements for the year ended December 31, 2013 and 2012. A discussion of the method of fair valuing these assets is included above in “Investment Valuation.” CLOs are generally valued using valuations provided by broker quotations. The Company validates the broker quotations using internal discounted cash flow models. The significant unobservable inputs used in the fair value measurement of the Company’s CLOs are prepayment rates, probability of default, and recovery rate in the event of default. Significant changes in any of those inputs in isolation would result in a materially different fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity upon default and a directionally opposite change in the assumption used for prepayment rates. The Company did not hold any CLOs as of December 31, 2013. The weighted average inputs to the models were:

	Constant Prepayment Rate	Default Rate	Recovery Rate	Recovery Lag
December 31, 2012	20%	2%	69%	6 Months
Fair values of real estate assets are valued based on discounted cash flow models. A discussion of the method of fair valuing these assets is included above in Note 2 “Investment Valuation.” The significant unobservable input used in the fair value measurement is capitalization rates, which the Company estimated to be between 3% and 5% at December 31, 2013 and 2012.
Level 3 Fair Value Reconciliation

	Year Ended December 31,
(In thousands)	2013	2012
Other investments
Beginning balance level 3 assets	$19,576	$18,675
Cash payments recorded as a reduction of cost basis	(324)	(3,464)
Change in net unrealized appreciation (depreciation)	(6,721)	3,364
Net purchases (sales)	(12,005)	(1,698)
Net gain (loss) on sales	6,419	2,699
Transfers into (out of) level 3	—	—
Ending balance level 3 assets	$6,945	$19,576

The Agency RMBS portfolio consisted of Agency RMBS as follows:

December 31, 2013	Face Value	Fair Value	Weighted Average
Asset Type	(in thousands)		Cost/Face	Fair Value/Face	MTR(1)	Coupon	CPR(2)
15 Year Fixed Rate	$6,337,536	$6,510,958	$102.58	$102.74	N/A	3.13%	5.3%
20 Year Fixed Rate	84,730	90,795	103.07	107.16	N/A	4.50%	16.0%
30 Year Fixed Rate	5,145,151	5,214,548	102.15	101.35	N/A	3.78%	3.6%
Hybrid ARMs	2,007,380	2,042,547	103.57	101.75	66.1	2.56%	12.6%
Total/Weighted Average	$13,574,797	$13,858,848	$102.57	$102.09		3.30%	6.0%

December 31, 2012	Face Value	Fair Value	Weighted Average
Asset Type	(in thousands)		Cost/Face	Fair Value/Face	MTR(1)	Coupon	CPR(2)
10 Year Fixed Rate	$207,091	$219,747	$103.60	$106.11	N/A	3.50%	19.4%
15 Year Fixed Rate	11,092,374	11,717,136	104.32	105.63	N/A	3.05%	16.1%
20 Year Fixed Rate	1,087,835	1,148,932	104.96	105.62	N/A	3.17%	10.1%
30 Year Fixed Rate	3,571,692	3,817,488	105.78	106.88	N/A	3.59%	8.9%
Hybrid ARMs	3,722,510	3,900,840	103.54	104.79	74.3	2.71%	19.1%
Total/Weighted Average	$19,681,502	$20,804,143	$104.47	$105.70		3.10%	15.8%
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

As of December 31, 2013 and 2012, the Company’s Agency RMBS were purchased at a net premium to their face value with approximately $351.5 million and $879.6 million, respectively, of unamortized premium included in their cost basis. The premium purchase price is due to the average coupon interest rates on these investments being higher than prevailing market rates. The Company does not estimate prepayments when calculating the yield to maturity. During the years ended December 31, 2013, 2012 and 2011 the Company recorded $115.4 million, $111.6 million and $43.9 million, respectively, as net amortization of premium as a result prepayments.
Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of December 31, 2013 and 2012, the average final contractual maturity of the Company’s Agency RMBS portfolio is in year 2036 and 2033, respectively.

In order to mitigate its interest rate exposure, the Company enters into interest rate swap and cap contracts. The Company had the following activity in interest rate swap and cap transactions during the years ended December 31, 2013 and 2012 (in thousands):

Year Ended December 31, 2013			Year Ended December 31, 2012
Trade Date	Transaction	Notional	Trade Date	Transaction	Notional
February 2013	Opened	$1,500,000	April 2012	Opened	$500,000
March 2013	Terminated	(500,000)	May 2012	Opened	600,000
March 2013	Opened	1,200,000	June 2012	Opened	600,000
April 2013	Opened	500,000	July 2012	Opened	2,250,000
May 2013	Opened	500,000	September 2012	Opened	1,000,000
May 2013	Matured	(100,000)	November 2012	Opened	500,000
June 2013	Terminated	(700,000)	Net Increase		$5,450,000
June 2013	Matured	(300,000)
July 2013	Matured	(300,000)
August 2013	Terminated	(2,200,000)
August 2013	Opened	500,000
November 2013	Terminated	(940,000)
November 2013	Opened	500,000
December 2013	Terminated	(350,000)
Net Decrease		$(690,000)
As of December 31, 2013 and 2012, the Company had pledged Agency RMBS and U.S Treasury Securities with a fair value of $63.0 million and $127.6 million, respectively, as collateral on interest rate swap and cap contracts. In addition, the Company had Agency RMBS and U.S. Treasuries of $211.4 million and cash of $37.9 million pledged to it as collateral for its interest rate swap and cap contracts as of December 31, 2013. As of December 31, 2012, the Company had $18.4 million of Agency RMBS and U.S. Treasuries and $28.9 million of cash pledged to it as collateral for its interest rate swap and cap contracts. Below is a summary of our interest rate swap and cap contracts open as of December 31, 2013 and 2012 and the net gain (loss) on swap and cap contracts for the years ended December 31, 2013, 2012 and 2011 (in thousands):

Derivatives not designated as hedging instruments under ASC 815(a)
Interest Rate Swap Contracts	Notional Amount	Fair Value	Statement of Assets and Liabilities Location
December 31, 2013	$2,050,000	$(29,458)	Derivative liabilities, at fair value
December 31, 2013	4,250,000	61,004	Derivative assets, at fair value
December 31, 2012	6,490,000	(98,575)	Derivative liabilities, at fair value
December 31, 2012	1,000,000	1,180	Derivative assets, at fair value

Interest Rate Cap Contracts	Notional Amount	Fair Value	Statement of Assets and Liabilities Location
December 31, 2013	$3,900,000	$234,703	Derivative assets, at fair value
December 31, 2012	3,400,000	122,989	Derivative assets, at fair value

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments Under ASC 815(a)	Location of Gain or (Loss) Recognized in Income on Derivative	Year Ended December 31,
		2013	2012	2011
Interest rate swap and cap contracts	Net gain (loss) from swap and cap contracts	$175,631	$(82,766)	$(160,402)
__________________

(a)	See Note 2 for additional information on the Company’s purpose for entering into interest rate swaps and caps and the decision not to designate them as hedging instruments.
Credit Risk

At December 31, 2013 and 2012, the Company continued to have minimal exposure to credit losses on its mortgage assets by owning principally Agency RMBS. The payment of principal and interest on Agency RMBS is guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the United States government.
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

December 31, 2013
Outstanding repurchase agreements	$11,206,950
Interest accrued thereon	$7,204
Weighted average borrowing rate	0.41%
Weighted average remaining maturity (in days)	39.9
Fair value of the collateral(1)	$11,760,720

December 31, 2012
Outstanding repurchase agreements	$13,981,307
Interest accrued thereon	$11,717
Weighted average borrowing rate	0.48%
Weighted average remaining maturity (in days)	19.6
Fair value of the collateral(1)	$14,693,645
 __________________

(1)	Collateral for repurchase agreements consisted of Agency RMBS and U.S. Treasury Securities.
At December 31, 2013 and 2012, the Company did not have any borrowings under repurchase agreements where the amount at risk with an individual counterparty exceeded 10% of net assets.
6. SHARE CAPITAL
The Company has authorized 500,000,000 shares of common stock having par value of $0.01 per share. As of December 31, 2013 and 2012, the Company had issued and outstanding 161,650,114 and 174,924,149 shares of common stock, respectively.
The Company has authorized 50,000,000 shares of preferred stock having a par value of $0.01 per share. As of December 31, 2013 and 2012, 3,000,000 shares of 7.75% Series A Preferred Stock ($25.00 liquidation preference) were issued and outstanding. As of December 31, 2013, 8,000,000 shares of 7.50% Series B Preferred Stock ($25.00 liquidation preference) were issued and outstanding. The Series A Preferred Stock and Series B Preferred Stock will not be redeemable before August 3, 2017 and April 30 2018, respectively, except under circumstances where it is necessary to preserve the Company's qualification as a REIT, for federal income tax purposes or the occurrence of a change of control. On or after August 3, 2017 and April 30, 2018, respectively, the Company may, at its option, redeem any or all of the shares of the Series A Preferred Stock and Series B Preferred Stock, respectively, at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the respective redemption date. The Series A Preferred Stock and Series B Preferred Stock have no stated maturity, and are not subject to any sinking fund or mandatory redemption.
The Company’s common and preferred stock transactions during the year ended December 31, 2013 and 2012 are as follows (in thousands):

	Year Ended December 31, 2013		Year Ended December 31, 2012
Common stock	Shares	Amount	Shares	Amount
Common shares sold in public offerings or issued as restricted common stock	365	$3,279	92,113	$1,238,801
Shares issued in reinvestment of distributions	—	—	96	1,294
Shares repurchased or canceled	(13,639)	(116,095)	(38)	(453)
Net increase	(13,274)	$(112,816)	92,171	$1,239,642
Series A Preferred stock
Preferred shares sold in public offerings	—	$—	3,000	$72,369
Series B Preferred stock
Preferred shares sold in public offerings	8,000	$193,531	—	$—
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
Dividend Reinvestment and Direct Stock Purchase Plan (“DSPP”)
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of common stock by reinvesting some or all of the cash dividends received on shares of common stock. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. For the year ended December 31, 2013 the Company did not issue any shares under the DSPP. For the year ended December 31, 2012, the Company issued 5.3 million shares under the DSPP, raising approximately $74.0 million of net proceeds. As of December 31, 2013 and 2012, there were approximately 4.1 million shares, respectively, available for issuance under this plan.
Restricted Common Stock Awards
Refer to note 8—"Stock Options and Restricted Common Stock" for a summary of restricted common stock granted to certain of its directors, officers and employees for the years ended December 31, 2013, 2012 and 2011.
Equity Placement Program (“EPP”)
On June 7, 2011, the Company entered into a sales agreement with JMP Securities LLC whereby the Company may, from time to time, publicly offer and sell up to 15.0 million shares of the Company’s common stock through at-the-market transactions and/or privately negotiated transactions. For the year ended December 31, 2013, the Company did not issue any shares under the plan. For the year ended December 31, 2012, the Company issued 11.9 million shares under the EPP, raising approximately $164.3 million of net proceeds. As of December 31, 2013 and 2012, approximately 3.1 million shares of common stock remained available for issuance and sale under the sales agreement.
Share Repurchase Program
On November 15, 2012, the Company announced that its board of directors had authorized the repurchase of shares of the Company’s common stock having an aggregate value of up to $250 million. For the year ended December 31, 2013, the Company repurchased 13.6 million shares with a weighted average purchase price of $8.49, or approximately $115.7 million in the aggregate. The Company did not make any repurchases during 2012.

7. INCENTIVE COMPENSATION PLAN

The Company has adopted Incentive Compensation Plans in 2013 ("2013 Plan"), 2012 ("2012 Plan") and 2011 ("2011 Plan") (collective, the "Bonus Plans"). Pursuant to the Bonus Plans the Company pays discretionary bonus awards (“Bonus Awards”) to eligible employees. The amount of each employee’s Bonus Award is calculated at the discretion of the Compensation Committee of the board of directors (the “Compensation Committee”) after consideration of the Company’s performance, the employee’s bonus target and performance for the applicable fiscal year and the Bonus Pool (as defined in the Bonus Plans) made available for Bonus Awards for the applicable fiscal year. The Compensation Committee has discretion to determine the total amount to be distributed from the Bonus Pool, and, subject to certain restrictions under the Bonus Plans, it also has discretion to determine what portion of each award will be paid in cash and what portion of each award will be paid in shares of restricted common stock of the Company.
For the year ended December 31, 2013, the Compensation Committee elected to award the Company’s employees an aggregate of $7.3 million in Bonus Awards under the 2013 Plan. Approximately $4.1 million of the aggregate Bonus Award amount was accrued during the fiscal year ended December 31, 2013. The remaining $3.2 million will be paid in shares of restricted common stock to be granted in 2014, with $2.9 million and $0.3 million vesting over a five year and three year period, respectively.
For the year ended December 31, 2012, the Compensation Committee elected to award the Company’s employees an aggregate of $8.5 million in Bonus Awards under the 2012 Plan. Approximately $4.6 million of the aggregate Bonus Award amount was paid in cash in 2012 and was accrued during the fiscal year ended December 31, 2012. The remaining $3.9 million was paid in shares of restricted common stock granted in 2013, with $3.7 million and $0.2 million vesting over a five year and three year period, respectively.
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

8. STOCK OPTIONS AND RESTRICTED COMMON STOCK
On May 10, 2013, the Company's stockholders approved the 2013 Equity Incentive Plan (the "Equity Incentive Plan") that provides for the grant of non-qualified common stock options, stock appreciation rights, restricted common stock and other share based awards. As of December 31, 2013 the Company has only granted restricted common stock pursuant to the Equity Inventive Plan. The Compensation Committee administers the Equity Incentive Plan. Awards under the Equity Incentive Plan may be granted to the Company’s directors, executive officers and employees and other service providers.
The Equity Incentive Plan authorizes a total of 8,500,000 shares that may be used to satisfy awards under the plan. As of December 31, 2013 the remaining shares to be granted under the Equity Incentive Plan were 8,474,198.
Prior to May 10, 2013, the Company had a stock incentive plan (the “2006 Stock Incentive Plan”) in place that provided for the grant of non-qualified common stock options, stock appreciation rights, restricted common stock and other share based awards. Following stockholder approval of the Equity Incentive Plan the Company could no longer make awards under the 2006 Stock Incentive Plan. Under the 2006 Stock Incentive Plan the Company only granted qualified common stock options and restricted common stock. The Compensation Committee administered the plan. Awards under the 2006 Stock Incentive Plan were granted to the Company’s directors, executive officers and employees and other service providers.
Restricted common stock granted to non-employee directors prior to January 1, 2014 vests over a one-year period. Effective January 1, 2014, all restricted common stock granted to non-employee directors, including the restricted common stock granted on January 2, 2014, will vest at the end of the quarter in which it was granted. A description of the vesting schedules for restricted common stock granted to the Company's executive officers and employees is included in note 7—"Incentive Compensation Plan". The following table summarizes restricted common stock transactions for the years ended December 31, 2013, 2012 and 2011:

Years ended December 31, 2011, 2012 and 2013	Officers and Employees(1)	Directors	Total
Unvested Restricted Common Stock as of December 31, 2010	754,001	22,356	776,357
Granted (Weighted average grant date fair value $13.21)	150,000	34,446	184,446
Canceled/Forfeited	(3,917)	—	(3,917)
Vested	(355,414)	(28,356)	(383,770)
Unvested Restricted Common Stock as of December 31, 2011	544,670	28,446	573,116
Granted (Weighted average grant date fair value $13.38)	181,618	31,668	213,286
Canceled/Forfeited	(38,387)	—	(38,387)
Vested	(113,781)	(28,446)	(142,227)
Unvested Restricted Common Stock as of December 31, 2012	574,120	31,668	605,788
Granted (Weighted average grant date fair value $11.91)	319,979	44,765	364,744
Canceled/Forfeited	(39,034)	—	(39,034)
Vested	(135,438)	(31,668)	(167,106)
Unvested Restricted Common Stock as of December 31, 2013	719,627	44,765	764,392
______________

(1)	Include grants to the Company’s executive officers and certain officers and employees of the Manager prior to Internalization.

Unrecognized compensation cost related to unvested restricted common stock granted as of December 31, 2013 and 2012 was $8.0 million and $7.1 million, respectively, assuming no forfeitures due to the small number of employees and historical employee attrition. The total fair value of restricted common stock awards vested during the years ended December 31, 2013, 2012 and 2011 were $1.8 million, $2.3 million and $5.1 million, respectively, based upon the fair market value of the Company’s common stock on the vesting date.
There were no common stock options granted during the years ended December 31, 2013, 2012 and 2011. As of December 31, 2013 and 2012, there were 131,088 options outstanding, all of which were vested and exercisable, with a weighted average exercise price of $30.00, expiration date of February 2016 and fair value of $0.00 per option.
The components of share based compensation expense for each period were as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Restricted shares granted to officers and employees(1)	$3,024	$2,440	$4,848
Restricted shares granted to certain directors	447	394	415
Total shared based compensation expense	$3,471	$2,834	$5,263
_________

(1)	Includes grants to employees of the Company’s manager prior to the Internalization.

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
For the year ended December 31, 2011 the Company incurred the following in base management fees and expense reimbursement (in thousands):

Year ended December 31, 2011*
Base Management Fees	$7,835
Expense Reimbursement	607
Total	$8,442
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
Book/tax differences primarily relate to amortization of realized losses on the termination of swaps, share based compensation expense and unrealized appreciation (depreciation) on investments and interest rate swaps and caps.
The per share tax character of the common, Series A Preferred Stock and Series B Preferred Stock distributions declared to stockholders in 2013 of $1.32, $1.9375 and $0.859375, respectively, is estimated to be $0.85, $1.9375 and $0.859375 ordinary income, respectively, and $0.47 return of capital to the Company's common stockholders.
The estimated federal tax cost and the tax basis components of distributable earnings were as follows (in thousands):

As of December 31, 2013
Cost of investments	$13,930,216
Gross appreciation	$58,432
Gross depreciation	(122,855)
Net unrealized appreciation (depreciation)	$(64,423)
Undistributed ordinary income	$—
Capital loss carryforwards	$602,474
As of December 31, 2013, the Company's estimated capital loss carryforwards available to offset future realized gains are subject to current and future limitations in accordance with Internal Revenue Code section 382 and expire as follows (in thousands):

December 31, 2014	$48
December 31, 2018	602,426
Total	$602,474

As of December 31, 2013 and 2012, the Company had no undistributed taxable income. Tax years from 2010 through 2013 remain open to examination by U.S. federal, state and local, or non-U.S. tax jurisdictions. No income tax provision was recorded for the Company’s open tax years.

11. COMMITMENTS AND CONTINGENCIES
The Company has leased office space in which the term expires on June 30, 2016. The lease has been classified as an operating lease. The rental expense for the year ended December 31, 2013, 2012 and 2011 was $0.4 million, $0.4 million and $0.2 million, respectively. Under this agreement, annual rental payments will be as follows throughout the term of the lease for the years ending December 31 (in thousands):

2014	$293
2015	262
2016	131
$686
The Company enters into certain contracts that contain a variety of indemnifications, principally with broker dealers. As of December 31, 2013 and 2012, no claims have been asserted under these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2013 and 2012.

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
The Company’s principal trading activities are primarily with brokers and other financial institutions located in North America. All securities transactions of the Company are cleared by multiple major securities firms pursuant to customer agreements. At December 31, 2013 and 2012, substantially all the investments in securities and receivable for securities sold are positions with and amounts due from these brokers. The Company had substantially all of its individual counterparty concentrations with these brokers and their affiliates.

13. FINANCIAL HIGHLIGHTS
In accordance with financial reporting requirements applicable to investment companies, the Company has included below certain financial highlight information for the years ended December 31, 2013, 2012 and 2011:

	Per Common Share
	Year Ended December 31,
	2013		2012		2011
Net asset value, beginning of period	$13.31		$13.02		$11.59
Net income (loss):
Net investment income	1.51	(a)	1.63	(a)	2.39	(a)
Net gain (loss) from investments and swap and cap contracts	(4.30)	(a)	1.03	(a)	1.27	(a)
Net income (loss)	(2.79)		2.66		3.66
Dividends on preferred shares	(0.09)	(a)	(0.02)	(a)	0.00	(a)
Net income (loss) available to common shares	(2.88)		2.64		3.66
Capital transactions:
Distributions on common shares	(0.85)		(2.37)		(1.96)
Tax return of capital distributions	(0.47)		0.00		(0.29)
Issuance/Repurchase of common and preferred stock and amortization of share based compensation	0.13	(a)	0.02	(a)	0.02	(a)
Net decrease in net asset value from capital transactions	(1.19)		(2.35)		(2.23)
Net asset value, end of period	$9.24		$13.31		$13.02
Net asset value total return (%)	(20.66)%		20.43%		31.75%
Market value total return (%) (b)	(27.36)%		7.63%		21.22%
Ratios to Average Net Assets
Expenses before interest expense	0.98%		1.05%		2.34%
Total expenses	3.44%		3.30%		4.24%
Net investment income	12.04%		11.66%		19.30%
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
14. SUBSEQUENT EVENTS
On January 1, 2014, an aggregate of 15,246 shares of restricted common stock were granted to certain directors as a portion of their compensation for serving on the Company’s board of directors.
The CPR of the Company’s Agency RMBS portfolio was approximately 5.9% and 5.3% for the month of January 2014 and February 2014, respectively.
Effective January 1, 2014, the Company discontinued its application of Topic 946. Upon transition, management elected the Fair Value Option (“FVO”) under ASC 825 for all investments held. As a result of the FVO election, all changes in the fair value of investments held on January 1, 2014 will continue to be recorded in the Company’s statement of operations. In addition, the Company has elected not to designate its derivatives as hedging instruments in accordance with ASC 815. As a result, all changes in the fair value of derivative instruments held on January 1, 2014 will also continue to be recorded in the Company’s statement of operations.
    Discontinuance of Topic 946 accounting will change the presentation of the Company's financial statements prospectively, the most significant of which are as follows:

(i)	the removal of the schedule of investments and financial highlights,

(ii)	reformatting of the balance sheet to a consolidated balance sheet presentation,

(iii)	reformatting of the statement of operations with the inclusion of the statement of comprehensive income (loss) as applicable,

(iv)	the removal of the statement of changes in net assets and inclusion of a statement of changes in stockholders’ equity,

(v)	reformatting of the statement of cash flows with the inclusion of an investing section, and

(vi)	changes to certain footnotes to reflect conformity with applicable U.S. GAAP for non-investment companies, including summary information on the amortization/accretion of bond premium/discounts.

15. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
(in thousands except per share numbers)	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Total investment income	$91,743	$85,636	$81,551	$73,101
Total expenses	15,930	17,566	19,718	20,584
Net investment income	75,813	68,070	61,833	52,517
Net gain (loss) from investments	(190,321)	15,781	(656,295)	(78,811)
Net gain (loss) from swap and cap contracts	22,644	(53,280)	196,176	10,091
Net income (loss)	$(91,864)	$30,571	$(398,286)	$(16,203)
Dividend on preferred shares	(5,203)	(5,203)	(3,995)	(1,453)
Net income (loss) available to common shares	$(97,067)	$25,368	$(402,281)	$(17,656)
Net income (loss) per common share basic & diluted	$(0.59)	$0.14	$(2.32)	$(0.10)

	Three Months Ended
(in thousands except per share numbers)	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Total investment income	$79,579	$76,631	$71,747	$65,369
Total expenses	21,165	17,233	14,272	11,972
Net investment income	58,414	59,398	57,475	53,397
Net gain (loss) from investments	(95,994)	221,127	68,586	33,150
Net gain (loss) from swap and cap contracts	(2,363)	(38,618)	(24,356)	(17,429)
Net income (loss)	$(39,943)	$241,907	$101,705	$69,118
Dividend on preferred shares	(1,452)	(953)	—	—
Net income (loss) available to common shares	$(41,395)	$240,954	$101,705	$69,118
Net income (loss) per common share basic & diluted	$(0.24)	$1.46	$0.87	$0.66

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer can provide reasonable assurance that, as of such date, our disclosure controls and procedures were effective.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used criteria set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on management’s assessment, the Company’s management believes that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CYS Investments, Inc.
Waltham, MA

We have audited the internal control over financial reporting of CYS Investments, Inc. (formerly Cypress Sharpridge Investments, Inc., the “Company”) as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 14, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
February 14, 2014
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
Taxation of U.S. Holders
For payments after June 30, 2014, a U.S. withholding tax at a 30% rate will be imposed on dividends paid on our stock received by U.S. holders who own their stock through foreign accounts or foreign intermediaries if certain disclosure requirements related to U.S. accounts or ownership are not satisfied. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed on proceeds from the sale of our stock received after December 31, 2016 by U.S. holders who own their stock through foreign accounts or foreign intermediaries. We will not pay any additional amounts in respect of any amounts withheld.
Taxation of Non-U.S. Holders
For payments after June 30, 2014, a U.S. withholding tax at a 30% rate will be imposed on dividends paid on our stock received by certain non-U.S. holders if they held our stock through foreign entities that fail to meet certain disclosure requirements related to U.S. persons that either have accounts with such entities or own equity interests in such entities. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed on proceeds from the sale of our stock received after December 31, 2016 by certain non-U.S. holders. If payment of withholding taxes is required, non-U.S. holders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect of such dividends and proceeds will be required to seek a refund from the Internal Revenue Service to obtain the benefit or such exemption or reduction. We will not pay any additional amounts in respect of any amounts withheld.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2014 annual stockholders’ meeting.
Item 11.     Executive Compensation
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2014 annual stockholders’ meeting.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2014 annual stockholders’ meeting.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2014 annual stockholders’ meeting.
Item 14.     Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2014 annual stockholders’ meeting.

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
3. Exhibits

Exhibit Number	Description of Exhibit
3.1(1)	Articles of Amendment and Restatement of CYS Investments, Inc.

3.2(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.3(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.4(3)	Articles of Amendment to the Articles of Amendment and Restatement

3.5(4)	Amended and Restated Bylaws of CYS Investments, Inc.

3.6(5)	Articles Supplementary of 7.75% Series A Cumulative Redeemable Preferred Stock

3.7(6)	Articles Supplementary of 7.50% Series B Cumulative Redeemable Preferred Stock

3.8(6)	Articles Supplementary Reclassifying Authorized but unissued Shares of Preferred Stock

4.1(3)	Form of Certificate for Common Stock for CYS Investments, Inc.

4.2(5)	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock for CYS Investments, Inc.

4.3(6)	Form of Certificate for 7.50% Series B Cumulative Redeemable Preferred Stock for CYS Investments, Inc.

10.1(3)†	Employment Agreement, dated September 1, 2011, between the Company and Kevin E. Grant

10.2(3)†	Employment Agreement, dated September 1, 2011, between the Company and Frances R. Spark

10.3(3)†	Employment Agreement, dated September 1, 2011, between the Company and Richard E. Cleary

10.4(3)†	Employment Agreement, dated September 1, 2011, between the Company and Thomas A. Rosenbloom

10.5(1)†	2006 Stock Incentive Plan

10.6(6)†	2013 Equity Incentive Plan

10.7(6)†	Form of Restricted Stock Award for Directors

10.8†	Form of Restricted Stock Award Agreement for Independent Directors

10.9(6)†	Forms of Restricted Stock Award for Employees with Employment Agreements

10.10(6)†	Form of Restricted Stock Awards for Employees without Employment Agreements

10.11(1)†	Form of Stock Option Agreement

10.12(1)	Form of Indemnification Agreement

10.13(8)†	2013 Incentive Compensation Plan

12.1	Statement re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

101.INS XBRL	Instance Document (9)

101.SCH XBRL	Taxonomy Extension Schema Document (9)

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (9)

101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (9)

101.LAB XBRL	Taxonomy Extension Label Linkbase Document (9)

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (9)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File No. 333-142236).

(2)	Incorporated by reference from the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 10, 2010.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2011.

(4)	Incorporated by reference from the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 10, 2012.

(5)	Incorporated by reference from the Registrant's Current Report Form on 8-K filed with the Securities and Exchange Commission on August 2, 2012.

(6)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 19, 2013.

(7)
Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2010; the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 22, 2009 and to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File No. 333-142236).

(8)	Incorporated by reference from the Registrant's Current Report Form on 8-K filed with the Securities and Exchange Commission on June 11, 2012.

(9)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Assets and Liabilities at December 31, 2013 and 2012; (ii) Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (iii) Statement of Changes in Net Assets for the years ended December 31, 2013, 2012 and 2011; (iv) Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (v) Notes to Financial Statements for the year ended December 31, 2013.

†	Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYS INVESTMENTS, INC.

Dated: February 14, 2014	BY:	/s/ KEVIN E. GRANT
Kevin E. Grant
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Signature	Title	Date

/s/ KEVIN E. GRANT	Chief Executive Officer, President; Director; Chairman of the Board (Principal Executive Officer)	February 14, 2014
Kevin E. Grant

/s/ FRANCES R. SPARK	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 14, 2014
Frances R. Spark

/s/ TANYA S. BEDER	Director	February 14, 2014
Tanya S. Beder

/s/ DOUGLAS CROCKER, II	Director	February 14, 2014
Douglas Crocker, II

/s/ JEFFREY P. HUGHES	Director	February 14, 2014
Jeffrey P. Hughes

/s/ STEPHEN P. JONAS	Director	February 14, 2014
Stephen P. Jonas

/s/ RAYMOND A. REDLINGSHAFER	Director	February 14, 2014
Raymond A. Redlingshafer

/s/ JAMES A. STERN	Director	February 14, 2014
James A. Stern

/s/ DAVID A. TYSON, PHD	Director	February 14, 2014
David A. Tyson, PhD

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1(1)	Articles of Amendment and Restatement of CYS Investments, Inc.

3.2(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.3(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.4(3)	Articles of Amendment to the Articles of Amendment and Restatement

3.5(4)	Amended and Restated Bylaws of CYS Investments, Inc.

3.6(5)	Articles Supplementary of 7.75% Series A Cumulative Redeemable Preferred Stock

3.7(6)	Articles Supplementary of 7.50% Series B Cumulative Redeemable Preferred Stock

3.8(6)	Articles Supplementary Reclassifying Authorized but unissued Shares of Preferred Stock

4.1(3)	Form of Certificate for Common Stock for CYS Investments, Inc.

4.2(5)	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock for CYS Investments, Inc.

4.3(6)	Form of Certificate for 7.50% Series B Cumulative Redeemable Preferred Stock for CYS Investments, Inc.

10.1(3)†	Employment Agreement, dated September 1, 2011, between the Company and Kevin E. Grant

10.2(3)†	Employment Agreement, dated September 1, 2011, between the Company and Frances R. Spark

10.3(3)†	Employment Agreement, dated September 1, 2011, between the Company and Richard E. Cleary

10.4(3)†	Employment Agreement, dated September 1, 2011, between the Company and Thomas A. Rosenbloom

10.5(1)†	2006 Stock Incentive Plan

10.6(6)†	2013 Equity Incentive Plan

10.7(6)†	Form of Restricted Stock Award for Directors

10.8†	Form of Restricted Stock Award Agreement for Independent Directors

10.9(6)†	Forms of Restricted Stock Award for Employees with Employment Agreements

10.10(6)†	Form of Restricted Stock Awards for Employees without Employment Agreements

10.11(1)†	Form of Stock Option Agreement

10.12(1)	Form of Indemnification Agreement

10.13(8)†	2013 Incentive Compensation Plan

12.1	Statement re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

101.INS XBRL	Instance Document (9)

101.SCH XBRL	Taxonomy Extension Schema Document (9)

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (9)

101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (9)

101.LAB XBRL	Taxonomy Extension Label Linkbase Document (9)

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (9)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File No. 333-142236).

(2)	Incorporated by reference from the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 10, 2010.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2011.

(4)	Incorporated by reference from the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 10, 2012.

(5)	Incorporated by reference from the Registrant's Current Report Form on 8-K filed with the Securities and Exchange Commission on August 2, 2012.

(6)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 19, 2013.

(7)
Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2010; the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 22, 2009 and to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File No. 333-142236).

(8)	Incorporated by reference from the Registrant's Current Report Form on 8-K filed with the Securities and Exchange Commission on June 11, 2012.

(9)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Assets and Liabilities at December 31, 2013 and 2012; (ii) Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (iii) Statement of Changes in Net Assets for the years ended December 31, 2013, 2012 and 2011; (iv) Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (v) Notes to Financial Statements for the year ended December 31, 2013.

†	Compensatory plan or arrangement.