Form 10-Q
period 2014-03-31
CYS Investments, Inc.
filed 2014-04-23
CIK 1396446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	April 22, 2014
Common Stock ($0.01 par value)	162,038,048

__________________________________

PART I. Financial Information
Item 1.         Financial Statements
CYS INVESTMENTS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except per share numbers)	March 31, 2014	December 31, 2013*(a)
Assets:
Investments in securities, at fair value (including pledged assets of $10,484,331 and $11,835,975, respectively)	$13,314,680	$13,865,793
Derivative assets, at fair value	261,522	295,707
Cash and cash equivalents	13,396	4,992
Receivable for securities sold and principal repayments	3,582	429,233
Interest receivable	33,984	36,731
Other assets	334	608
Total assets	13,627,498	14,633,064
Liabilities and stockholders' equity:
Liabilities:
Repurchase agreements	10,014,048	11,206,950
Derivative liabilities, at fair value	17,767	29,458
Payable for securities purchased	1,641,598	1,556,821
Payable for cash received as collateral	37,956	37,938
Distribution payable	56,258	4,410
Accrued interest payable (including accrued interest on repurchase agreements of $3,079 and $7,204, respectively)	14,982	24,613
Accrued expenses and other liabilities	1,616	4,218
Total liabilities	11,784,225	12,864,408
Stockholders' equity:
Preferred Stock, $25.00 par value, 50,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock, (3,000 and 3,000 shares issued and outstanding, respectively, $75,000 in aggregate liquidation preference)	$72,369	$72,369
7.50% Series B Cumulative Redeemable Preferred Stock, (8,000 and 8,000 shares issued and outstanding, respectively, $200,000 in aggregate liquidation preference)	193,531	193,531
Common Stock, $0.01 par value, 500,000 shares authorized (162,024 and 161,650 shares issued and outstanding, respectively)	1,620	1,616
Additional paid in capital	2,047,508	2,046,530
Accumulated deficit	(471,755)	(545,390)
Total stockholders' equity	$1,843,273	$1,768,656
Total liabilities and stockholders' equity	$13,627,498	$14,633,064
__________________
*    Derived from audited financial statements.

(a)	Previously reported under specialized accounting, Topic 946, investment company accounting. See note 2 to consolidated financial statements.

See notes to unaudited consolidated financial statements.

CYS INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(In thousands, except per share numbers)	2014	2013(a)
Interest income:
Interest income from Agency RMBS	$80,186	$72,101
Other interest income	4,181	960
Total interest income	84,367	73,061
Interest expense	28,346	36,987
Net interest income	56,021	36,074
Other income (loss):
Net realized gain (loss) on investments	16,670	46,680
Net unrealized gain (loss) on investments	89,234	(125,491)
Net realized gain (loss) on termination of swap and cap contracts	(9,323)	8,630
Net unrealized gain (loss) on swap and cap contracts	(16,240)	23,417
Other income	119	40
Total other income (loss)	80,460	(46,724)
Expenses:
Compensation and benefits	3,629	3,320
General, administrative and other	2,165	2,233
Total expenses	5,794	5,553
Net income (loss)	$130,687	$(16,203)
Dividends on preferred stock	(5,203)	(1,453)
Net income (loss) available to common shares	$125,484	$(17,656)
Net income (loss) per common share basic & diluted	$0.78	$(0.10)
Dividends declared per common share	$0.32	$0.32
____________

(a)	Previously reported under specialized accounting, Topic 946, investment company accounting. See note 2 to consolidated financial statements.
See notes to unaudited consolidated financial statements.

CYS INVESTMENTS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Cumulative Redeemable Preferred Stock
(in thousands)	Series A	Series B	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2013	$72,369	$193,531	$1,616	$2,046,530	$(545,390)	$1,768,656
Net income (loss)	—	—	—	—	130,687	130,687
Issuance of common stock	—	—	4	(4)	—	—
Issuance of preferred stock	—	—	—	—	—	—
Amortization of share based compensation	—	—	—	1,115	—	1,115
Repurchase and cancellation of common stock	—	—	—	(133)	—	(133)
Preferred dividends	—	—	—	—	(5,203)	(5,203)
Common dividends	—	—	—	—	(51,849)	(51,849)
Balance, March 31, 2014	$72,369	$193,531	$1,620	$2,047,508	$(471,755)	$1,843,273

See notes to unaudited consolidated financial statements.

CYS INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2014	2013(a)
Cash flows from operating activities:
Net income (loss)	$130,687	$(16,203)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of share based compensation	1,115	771
Amortization of premiums and discounts on investment securities	10,303	45,837
Amortization of premiums on interest rate cap contracts	6,254	4,687
Net realized (gain) loss on investments	(16,670)	(46,680)
Net realized (gain) loss on termination of cap contracts	—	(8,630)
Net unrealized (gain) loss on investments	(89,234)	125,491
Net unrealized (gain) loss on swap and cap contracts	16,240	(23,417)
Change in assets and liabilities:
Interest receivable	2,747	1,741
Other assets	274	284
Accrued interest payable	(9,631)	(7,279)
Accrued expenses and other liabilities	(2,602)	1,008
Net cash provided by (used in) operating activities	49,483	77,610
Cash flows from investing activities:
Purchase of investment securities	(7,421,216)	(12,061,807)
Premium paid on interest rate caps	—	(65,260)
Proceeds from disposition of investment securities	7,788,084	11,554,270
Proceeds from termination of interest rate cap contracts	—	41,250
Proceeds from paydowns of investment securities	279,846	942,664
Change in assets and liabilities:
Receivable for securities sold and principal repayments	425,651	(404,593)
Payable for securities purchased	84,777	142,000
Payable for cash received as collateral	18	3,561
Net cash provided by (used in) investing activities	1,157,160	152,085
Cash flows from financing activities:
Proceeds from repurchase agreements	21,193,497	35,282,869
Repayments of repurchase agreements	(22,386,399)	(35,503,701)
Net payments from repurchase of common stock	(133)	(7,829)
Distributions paid	(5,204)	(1,453)
Net cash used in financing activities	(1,198,239)	(230,114)
Net increase (decrease) in cash and cash equivalents	8,404	(419)
Cash and cash equivalents - Beginning of period	4,992	13,882
Cash and cash equivalents - End of period	$13,396	$13,463
Supplemental disclosures of cash flow information:
Interest paid	$41,220	$41,563
Supplemental disclosures of non-cash flow information:
Distributions declared, not yet paid	$56,258	$57,115
___________

(a)	Previously reported under specialized accounting, Topic 946, investment company accounting. See note 2 to consolidated financial statements.

See notes to unaudited consolidated financial statements.

CYS INVESTMENTS, INC.
NOTES TO CONDOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2014
1. ORGANIZATION
CYS Investments, Inc. (the “Company”) was formed as a Maryland corporation on January 3, 2006, and commenced operations on February 10, 2006. The Company has elected to be taxed and intends to continue to qualify as a real estate investment trust (“REIT”) and is required to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), with respect thereto. The Company has primarily purchased residential mortgage-backed securities that are issued and the principal and interest of which are guaranteed by a federally chartered corporation (“Agency RMBS”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government such as the Government National Mortgage Association (“Ginnie Mae”), and debt securities issued by the United States Department of Treasury ("U.S. Treasury Securities"). The Company may also purchase collateralized mortgage obligations issued by a government agency or government-sponsored entity that are collateralized by Agency RMBS ("CMOs"), or securities issued by a government sponsored entity that is not backed by collateral but, in the case of government agencies, is backed by the full faith and credit of the U.S. government, and, in the case of government sponsored entities, is backed by the integrity and creditworthiness of the issuer (“US Agency Debentures”).
The Company’s common stock, Series A Cumulative Redeemable Preferred Stock, $25.00 liquidation preference (the "Series A Preferred Stock"), and Series B Cumulative Redeemable Preferred Stock, $25.00 liquidation preference (the "Series B Preferred Stock"), trade on the New York Stock Exchange under the symbols “CYS,” "CYS PrA" and "CYS PrB," respectively.
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying interim unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2013, included in its annual report on Form 10-K. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.
The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Clarification of the Scope of Audit and Accounting Guide Investment Companies (“ASC 946”), prior to its deferral in February 2008. Under ASC 946, the Company used financial reporting for investment companies. Accounting Standards Update No. 2013-08 impacted the Company by requiring entities that adopted Statement of Position ("SOP") 07-1 before the FASB’s indefinite deferral to assess whether they continue to be within the scope of ASC 946 as a result of amendments to ASC 946. The Company determined real estate investment trusts are excluded from the scope of ASC 946 and effective January 1, 2014, the Company discontinued use of investment company accounting.
Reclassification and Presentation
Effective January 1, 2014, the Company discontinued its application of Topic 946. Upon transition, the following changes and elections were made:

(i)	investments are now presented as available-for-sale securities in accordance with ASC Topic 320 Investments—Debt and Equity Securities,

(ii)
management elected the Fair Value Option (“FVO”) under ASC 825 for all investments held. As a result of the FVO election, all changes in the fair value of investments held on January 1, 2014 will continue to be recorded in the Company’s unaudited consolidated statements of operations, and

(iii)
the Company elected not to designate its derivatives as hedging instruments in accordance with ASC 815. As a result, all changes in the fair value of derivative instruments held on January 1, 2014 will also continue to be recorded in the Company’s consolidated statements of operations.

The discontinuation of Topic 946 accounting changed the presentation of the Company's consolidated financial statements prospectively, the most significant of which are as follows:

(i)	the schedule of investments has been replaced with the available-for-sale tables in the footnotes,

(ii)	reformatted the statement of assets and liabilities to a consolidated balance sheet presentation,

(iii)	reformatted the consolidated statements of operations to include the statement of comprehensive income (loss), as applicable,

(iv)	reclassified net swap and cap interest expense into interest expense on the consolidated statements of operations,

(v)	removed the statement of changes in net assets and included the consolidated statement of changes in stockholders’ equity,

(vi)	reformatted the statement of cash flows and included an investing section,

(vii)	changed certain footnotes to reflect conformity with applicable U.S. GAAP for non-investment companies,

(viii)	included summary information on the amortization/accretion of bond premium/discounts, and

(ix)	removed the financial highlights as it is no longer required.
Principles of Consolidation
The unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries. The Company also considers the provisions of ASC Topic 810 on consolidation in determining whether consolidation is appropriate for any interests held in variable interest entities. All intercompany balances and transactions have been eliminated.
Segment Reporting
The Company operates as a single segment, reporting to the Chief Executive Officer, who manages the entire investment portfolio.
Use of Estimates
The preparation of unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those management estimates.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash held in banks, and highly liquid investments with original maturities of three months or less. Interest income earned on cash and cash equivalents is recorded in other interest income.
Investments in Securities
The Company's securities are recorded in accordance with ASC 320. The Company has chosen to make a fair value election pursuant to ASC 825, Financial Instruments, for its securities, and therefore investment securities are recorded at fair market value on the consolidated balance sheets and the periodic changes in fair market value are recorded in current period earnings on the consolidated statements of operations as a component of net unrealized gain (loss) on investments. These investments generally meet the requirements to be classified as available-for-sale under ASC 320, which requires the securities to be carried at fair value on the balance sheet with changes in fair value charged to other comprehensive income, a component of stockholders’ equity. Electing the fair value option allows the Company to record changes in fair value in the consolidated statements of operations, which in management’s view, more appropriately reflects the results of operations for a particular reporting period as all securities activities will be recorded in a similar manner.
Offsetting
Repurchase agreements and derivative contracts are entered into by the Company under Master Repurchase Agreements (“MRA”) and International Standard Derivative Agreements (“ISDA”). Pursuant to the terms of the MRA or ISDA, the Company receives or posts securities and/or cash as collateral with a market value that may be in excess of the purchase price to be paid or received by the Company upon the maturity of the transaction. Under repurchase agreements and derivatives, typically the Company and the counterparties are permitted to sell, re-pledge, or use the collateral associated with the transaction. MRAs and ISDAs may include provisions that permit the Company and/or a counterparty, under certain circumstances, including under defined events of default, to offset payables and/or receivables under transactions entered into pursuant to the terms of an MRA or ISDA with collateral held and/or posted to the counterparty and create one single net payment due to or from the Company. However, bankruptcy or insolvency laws of a particular jurisdiction under which a counterparty may become subject in the event of an MRA or ISDA counterparty’s bankruptcy or insolvency may impose restrictions on or prohibitions against any such right of offset. Upon a bankruptcy or insolvency of an MRA or ISDA counterparty, the Company may be considered an unsecured creditor with respect to excess collateral pledged to the counterparty and, as such, the return of excess collateral may be delayed, the amount returned reduced, or otherwise prohibited, depending on the final determination and outcome of any such bankruptcy or insolvency proceedings. The Company reports amounts subject to its’ MRAs and ISDAs in the unaudited consolidated balance sheets on a gross basis without regard to such rights of offset.

At March 31, 2014 and December 31, 2013, the Company's derivative assets and liabilities (by type) are as follows (in thousands):

March 31, 2014	Assets	Liabilities
Interest rate swap contracts	$57,270	$17,767
Interest rate cap contracts	204,252	—
Total derivative assets and liabilities in the consolidated balance sheet	261,522	17,767
Derivatives not subject to a master netting agreement or similar agreement ("MNA")	10,208	1,251
Total assets and liabilities subject to a MNA	$251,314	$16,516

December 31, 2013	Assets	Liabilities
Interest rate swap contracts	$61,004	$29,458
Interest rate cap contracts	234,703	—
Total derivative assets and liabilities in the consolidated balance sheet	295,707	29,458
Derivatives not subject to a master netting agreement or similar agreement ("MNA")	11,188	440
Total assets and liabilities subject to a MNA	$284,519	$29,018
Below is a summary of the Company's assets subject to offsetting provisions (in thousands):

			Gross Amounts Not Offset in the Consolidated Balance Sheet
As of	Description	Amounts of Assets Presented in the Consolidated Balance Sheet	Instruments Available for Offset	Collateral Received(1)	Net Amount(2)
March 31, 2014	Derivative assets	$251,314	$7,969	$216,836	$26,509
December 31, 2013	Derivative assets	284,519	9,237	244,721	30,561

(1)	Collateral consists of Agency RMBS, U.S. Treasuries and cash. Excess collateral received is not shown for financial reporting purposes.

(2)	Net amount represents the net amount receivable from the counterparty in the event of default.
Below is a summary of the Company's liabilities subject to offsetting provisions (in thousands):

			Gross Amounts Not Offset in the Consolidated Balance Sheet
As of	Description	Amounts of Liabilities Presented in the Consolidated Balance Sheet	Instruments Available for Offset	Collateral Pledged(1)	Net Amount(2)
March 31, 2014	Derivative liabilities	$16,516	$7,969	$8,547	$—
March 31, 2014	Repurchase agreements	10,014,048	—	10,014,048	—
December 31, 2013	Derivative liabilities	29,018	9,237	19,781	—
December 31, 2013	Repurchase agreements	11,206,950	—	11,206,950	—

(1)
Collateral consists of Agency RMBS, U.S. Treasuries and cash. Further detail of collateral pledged on repurchase agreements is disclosed in note 5. Excess collateral pledged is not shown for financial reporting purposes.

(2)	Net amount represents the net amount payable from the counterparty in the event of default.
Interest Rate Swap and Cap Contracts
The Company utilizes interest rate swaps and caps to hedge the interest rate risk associated with financing its portfolio. The Company does not designate interest rate swaps and caps as cash flow or fair value hedges under GAAP. Specifically, the Company seeks to hedge the exposure to potential interest rate mismatches between the interest earned on investments and the borrowing costs caused by fluctuations in short term interest rates. In a simple interest rate swap, one investor pays a floating rate of interest on a notional principal amount and receives a fixed rate of interest on the same notional principal amount for a specified period of time. Alternatively, an investor may pay a fixed rate and receive a floating rate. In a simple interest rate cap, one investor pays a premium for a notional principal amount based on a capped interest rate (the “cap rate”). If the floating interest rate (the “floating rate”) exceeds the cap rate, the investor receives a payment from the cap counterparty equal to the difference between the floating rate and the cap rate on the same notional principal amount for a specified period of time. Alternatively, an investor may receive a premium and pay the difference in cap rate and floating rate.
During the term of the interest rate swap or cap, the Company makes or receives periodic payments and unrealized gains or losses are recorded as a result of marking the swap and cap to their fair value. When the swap or cap is terminated, the Company records a realized gain or loss equal to the difference between the proceeds from (or cost of) the closing transaction and the Company’s cost basis in the contract, if any. The periodic payments and amortization of premiums on cap contracts are reported under interest expense in the unaudited consolidated statements of operations. Swaps involve a risk that interest rates will move contrary to the Company’s expectations, thereby increasing the Company’s payment obligation.
The Company's interest rate swap and cap contracts are subject to master netting arrangements. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the swap or cap limited to the fair value of collateral posted in excess of the fair value of the contract in a net liability position and the shortage of the fair value of collateral posted for the contract in a net asset position. As of March 31, 2014 and December 31, 2013, the Company did not anticipate nonperformance by any counterparty. Should interest rates move unexpectedly, the Company may not achieve the anticipated benefits of the interest rate swap or cap and may realize a loss.
Investment Valuation
The Company has established a pricing committee responsible to establish valuation policies and procedures as well as approve valuations monthly at a pricing meeting. The pricing committee is composed of individuals from the accounting team, the investment team and senior management.
Agency RMBS, Agency Debentures and U.S. Treasury Securities are generally valued on the basis of valuations provided by third party pricing services, as derived from such services’ pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and asked prices, broker quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may also use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security.
Interest rate swaps and caps are generally valued using prices provided by broker quotations. Such broker quotations are based on the present value of fixed and projected floating rate cash flows over the term of the swap contract. Future cash flows are discounted to their present value using swap rates provided by electronic data services or by brokers. No credit valuation adjustments were made in determining the fair value of the Company's interest rate swaps and caps.
Fair values of long-lived assets, including real estate, are primarily derived internally and are based on inputs observed from sales transactions for similar assets. For real estate, fair values are based on discounted cash flow estimates which reflect current and projected lease profiles and available industry information about capitalization rates and expected trends in rents and occupancy.
All valuations received from third party pricing services or broker quotes are non-binding. All prices are reviewed by the Company. To date, the Company has not adjusted any of the prices received from third party pricing services or brokers. This review includes comparisons of similar market transactions, alternative third party pricing services and broker quotes, or comparisons to a pricing model. To ensure the proper fair value hierarchy, the Company reviews the third party pricing services' methodology to understand whether observable or unobservable inputs are being used.
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
As of March 31, 2014 and December 31, 2013, the Company pledged Agency RMBS with a fair value of $3.6 million and $12.3 million, respectively, on its open forward settling transactions.
Repurchase Agreements
Repurchase agreements are borrowings collateralized by the Company’s Agency RMBS and carried at their amortized cost, which approximates their fair value due to their short-term nature, generally 30-90 days. The Company’s repurchase agreement counterparties are large institutional dealers in fixed income securities. Collateral is valued daily and counterparties may require additional collateral when the fair value of the collateral declines. Counterparties have the right to sell or repledge collateral pledged for repurchase agreements.
Investment Transactions and Income
The Company records its transactions in securities on a trade date basis. Realized gains and losses on securities transactions are recorded on an identified cost basis. Interest income and expense are recorded on the accrual basis. Interest income is accrued based on outstanding principal amount of the securities and their contractual terms. Amortization of premium and accretion of discount are recorded using the yield to maturity method, and are included in interest income from Agency RMBS in the consolidated statements of operations. The Company does not estimate prepayments when calculating the yield to maturity on Agency RMBS. The amount of premium or discount associated with a prepayment is recorded through interest income from Agency RMBS on the unaudited consolidated statements of operations as they occur.
Compensation and Benefits
Included in the Company’s compensation and benefits are salaries, incentive compensation, benefits, and share based compensation. The Company accounts for share based compensation using the fair value based methodology prescribed by ASC 718, Share-Based Payment (“ASC 718”). Compensation cost related to restricted common stock issued is measured at its estimated fair value at the grant date and recognized as expense over the vesting period.
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

3. EARNINGS PER SHARE
Components of the computation of basic and diluted EPS were as follows (in thousands except per share amounts):

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$130,687	$(16,203)
Less preferred stock dividends	(5,203)	(1,453)
Net income (loss) available to common shares	125,484	(17,656)
Less dividends paid:
Common shares	(51,515)	(55,587)
Unvested shares	(334)	(285)
Undistributed earnings (loss)	73,635	(73,528)
Basic weighted average shares outstanding:
Common shares	160,936	174,134
Basic earnings (loss) per common share:
Distributed earnings	$0.32	$0.32
Undistributed earnings (loss)	0.46	(0.42)
Basic earnings (loss) per common share	$0.78	$(0.10)
Diluted weighted average shares outstanding:
Common shares	160,936	174,134
Net effect of dilutive stock options (1)	—	—
	160,936	174,134
Diluted earnings (loss) per common share:
Distributed earnings	$0.32	$0.32
Undistributed earnings (loss)	0.46	(0.42)
Diluted earnings (loss) per common share	$0.78	$(0.10)
__________________

(1)
For the three months ended March 31, 2014 and 2013, the Company had an aggregate of 131 stock options outstanding with a weighted average exercise price of $30.00 that were not included in the calculation of EPS, as their inclusion would have been anti-dilutive. These instruments may have a dilutive impact on future EPS.

4. INVESTMENTS IN SECURITIES, INTEREST RATE SWAP AND CAP CONTRACTS AND OTHER ASSETS
In accordance with the discontinuation of investment company accounting under Topic 946, the Company was required to add the available-for-sale disclosures into this note. Those disclosures include (i) the table disclosing the amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments, (ii) the table showing the gross gains and gross losses upon the sale of available-for-sale securities, and (iii) the table disclosing the unamortized premium and unamortized discount on available-for-sale securities. See note 2 for more information on the impacts of the discontinuation of Topic 946.
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
Excluded from the tables below are financial instruments carried in the unaudited consolidated financial statements at cost basis, which is deemed to approximate fair value, primarily due to the short duration of these instruments, including cash and cash equivalents, receivables, payables and borrowings under repurchase arrangements with initial terms of 1 year or less.

The fair value of these instruments is determined using level two inputs. The following tables provide a summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

March 31, 2014	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Agency RMBS	$—	$11,770,423	$—	$11,770,423
U.S. Treasury Securities	1,537,312	—	—	1,537,312
Other Investments	—	—	6,945	6,945
Derivative assets	—	261,522	—	261,522
Total	$1,537,312	$12,031,945	$6,945	$13,576,202
Liabilities
Derivative liabilities	$—	$17,767	$—	$17,767

December 31, 2013	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Agency RMBS	$—	$13,858,848	$—	$13,858,848
Other investments	—	—	6,945	6,945
Derivative assets	—	295,707	—	295,707
Total	$—	$14,154,555	$6,945	$14,161,500
Liabilities
Derivative liabilities	$—	$29,458	$—	$29,458
Other investments is comprised of real estate assets. The table below presents a reconciliation of changes in other investments classified as Level 3 in the Company’s unaudited consolidated financial statements for the three months ended March 31, 2014 and 2013.
Fair values of real estate assets are valued based on discounted cash flow models. A discussion of the method of fair valuing these assets is included above in Note 2 “Investment Valuation.” The significant unobservable input used in the fair value measurement is capitalization rates, which the Company estimated to be between 4% and 5% at March 31, 2014 and December 31, 2013.
Level 3 Fair Value Reconciliation

(In thousands)	Three Months Ended March 31,
Other investments	2014	2013
Beginning balance level 3 assets	$6,945	$19,576
Cash payments recorded as a reduction of cost basis	—	(236)
Change in net unrealized gain (loss)	—	(5,518)
Net sales	—	(10,455)
Net gain (loss) on sales	—	5,128
Transfers into (out of) level 3	—	—
Ending balance level 3 assets	$6,945	$8,495

The available-for-sale portfolio consisted of the following (in thousands):

March 31, 2014
Asset Type	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Fannie Mae Certificates
Fixed Rate	$8,782,160	$(24,538)	$73,002	$8,830,624
ARMs	1,393,752	(22,386)	2,974	1,374,340
Total Fannie Mae	10,175,912	(46,924)	75,976	10,204,964
Freddie Mac Certificates
Fixed Rate	785,234	(96)	10,988	796,126
ARMs	540,099	(12,527)	1,170	528,742
Total Freddie Mac	1,325,333	(12,623)	12,158	1,324,868
Ginnie Mae Certificates
Fixed Rate	155,994	—	1,038	157,032
ARMs	81,756	—	1,803	83,559
Total Ginnie Mae	237,750	—	2,841	240,591
U.S. Treasury Securities	1,543,928	(6,616)	—	1,537,312
Other Investments	6,945	—	—	6,945
Total	$13,289,868	$(66,163)	$90,975	$13,314,680

December 31, 2013
Fannie Mae Certificates
Fixed Rate	$10,629,503	$(72,295)	$45,660	$10,602,868
ARMs	1,439,379	(27,277)	2,796	1,414,898
Total Fannie Mae	12,068,882	(99,572)	48,456	12,017,766
Freddie Mac Certificates
Fixed Rate	1,055,991	(7,083)	6,231	1,055,139
ARMs	554,395	(15,701)	1,334	540,028
Total Freddie Mac	1,610,386	(22,784)	7,565	1,595,167
Ginnie Mae Certificates
Fixed Rate	158,792	(500)	—	158,292
ARMs	85,211	—	2,412	87,623
Total Ginnie Mae	244,003	(500)	2,412	245,915
Other Investments	6,945	—	—	6,945
Total	$13,930,216	$(122,856)	$58,433	$13,865,793
The following table presents the gross unrealized loss and fair values of our available-for-sale agency securities by length of time that such securities have been in a continuous unrealized loss position as of March 31, 2014 and December 31, 2013 (in thousands):

	Unrealized loss positions for
	Less than 12 Months		Greater than 12 months		Total
As of	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
March 31, 2014	$5,538,071	$(36,108)	$912,847	$(30,055)	$6,450,918	$(66,163)
December 31, 2013	8,415,016	(107,018)	408,348	(15,837)	8,823,364	(122,855)

The following table is a summary of our net gain (loss) from the sale of available-for-sale investments for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Available-for-sale investments, at cost	$7,771,414	$11,507,590
Proceeds from available-for-sale investments sold	7,788,084	11,554,270
Net gain on sale of available-for-sale investments	16,670	46,680

Gross gain on sale of available-for-sale investments	51,142	67,017
Gross loss on sale of available-for-sale investments	(34,472)	(20,337)
Net gain on sale of available-for-sale investments	$16,670	$46,680

The components of the carrying value of available-for-sale securities at March 31, 2014 and December 31, 2013 are presented below. The premium purchase price is due to the average coupon interest rates on these investments being higher than prevailing market rates, and conversely, the discount purchase price is due to the average coupon interest rates on these investments being lower than prevailing market rates. As of March 31, 2014, the weighted average coupon interest rate on the Company's Agency RMBS and U.S. Treasury Securities was 3.27% and 1.50%, respectively. As of December 31, 2013, the weighed average coupon interest rate on the Company's Agency RMBS was 3.30%.

(in thousands)	March 31, 2014	December 31, 2013
Principal balance	$12,961,926	$13,581,742
Unamortized premium	335,349	351,476
Unamortized discount	(7,407)	(3,002)
Gross unrealized gains	90,975	58,433
Gross unrealized losses	(66,163)	(122,856)
Fair value	$13,314,680	$13,865,793
Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of March 31, 2014 and December 31, 2013, the range of final contractual maturity of the Company’s Agency RMBS portfolio is between 2024 and 2044. As of March 31, 2014 the final maturity of the Company's U.S. Treasury Securities was between 2018 and 2019.
In order to mitigate its interest rate exposure, the Company enters into interest rate swap and cap contracts. The Company had the following activity in interest rate swap and cap transactions during the three months ended March 31, 2014 and 2013 (in thousands):

Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
Trade Date	Transaction	Notional	Trade Date	Transaction	Notional
February 2014	Terminated	$(500,000)	February 2013	Opened	$1,500,000
Net Decrease		$(500,000)	March 2013	Terminated	(500,000)
			March 2013	Opened	1,200,000
			Net Increase		$2,200,000
As of March 31, 2014 and December 31, 2013, the Company had pledged Agency RMBS and U.S. Treasury Securities with a fair value of $38.5 million and $63.0 million, respectively, as collateral on interest rate swap and cap contracts. As of March 31, 2014 the Company had Agency RMBS and U.S. Treasury Securities of $186.9 million and cash of $38.0 million pledged to it as collateral for its interest rate swap and cap contracts. As of December 31, 2013 the Company had Agency RMBS and U.S. Treasury Securities of $211.4 million and cash of $37.9 million pledged to it as collateral for its interest rate cap contracts. Below is a summary of our interest rate swap and cap contracts open as of March 31, 2014 and December 31, 2013 (in thousands):

Derivatives not designated as hedging instruments under ASC 815
Interest Rate Swap Contracts	Notional Amount	Fair Value	Consolidated Balance Sheets
March 31, 2014	$1,550,000	$(17,767)	Derivative liabilities, at fair value
March 31, 2014	4,250,000	57,270	Derivative assets, at fair value
December 31, 2013	2,050,000	(29,458)	Derivative liabilities, at fair value
December 31, 2013	4,250,000	61,004	Derivative assets, at fair value

Interest Rate Cap Contracts	Notional Amount	Fair Value	Consolidated Balance Sheets
March 31, 2014	$3,900,000	$204,252	Derivative assets, at fair value
December 31, 2013	3,900,000	234,703	Derivative assets, at fair value
The following table presents information about the net realized and unrealized gain and loss on swap and cap contracts for the three months ended March 31, 2014 and 2013 on the Company's interest rate swap and cap contracts not designated as hedging instruments under ASC 815 (see Note 2 for additional information on the Company's purpose for entering into interest rate swaps and caps)(in thousands):

		Amount Recognized in Income on Derivatives
		Three Months Ended March 31,
Derivative Type	Location of Gain or (Loss) Recognized in Income on Derivative	2014	2013
Interest rate swaps and caps	Interest expense	$(18,917)	$(21,956)
Interest rate swaps and caps	Net realized gain (loss) on termination of swap and cap contracts	(9,323)	8,630
Interest rate swaps and caps	Net unrealized gain (loss) on swap and cap contracts	(16,240)	23,417
Interest rate swaps and caps	Total recognized in income on derivatives	$(44,480)	$10,091
Credit Risk
At March 31, 2014 and December 31, 2013, the Company continued to have minimal exposure to credit losses on its mortgage assets by owning principally Agency RMBS. The payment of principal and interest on Agency RMBS is guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the United States government.
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
5. BORROWINGS
The Company leverages its portfolio through the use of repurchase agreements. Each of the borrowing vehicles used by the Company bears interest at floating rates based on a spread above or below the LIBOR. The fair value of borrowings under repurchase agreements approximates their carrying amount due to the short term nature of these financial instruments.
Certain information with respect to the Company’s borrowings is summarized in the following tables. Each of the borrowings listed is contractually due in one year or less.

(in thousands)	March 31, 2014	December 31, 2013
Outstanding repurchase agreements	$10,014,048	$11,206,950
Interest accrued thereon	$3,079	$7,204
Weighted average borrowing rate	0.31%	0.41%
Weighted average remaining maturity (in days)	43.4	39.9
Fair value of the collateral(1)	$10,440,488	$11,760,720
 __________________

(1)	Collateral for repurchase agreements consisted of Agency RMBS and U.S. Treasury Securities.
At March 31, 2014 and December 31, 2013, the Company did not have any borrowings under repurchase agreements where the amount at risk with an individual counterparty exceeded 10% of stockholders' equity.
6. COMMITMENTS AND CONTINGENCIES
The Company enters into certain contracts that contain a variety of indemnifications, principally with broker dealers. As of March 31, 2014 and December 31, 2013, no claims have been asserted under these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2014 and December 31, 2013.
7. SHARE CAPITAL
The Company has authorized 500,000,000 shares of common stock having par value of $0.01 per share. As of March 31, 2014 and December 31, 2013, the Company had issued and outstanding 162,024,461 and 161,650,114 shares of common stock, respectively.
The Company has authorized 50,000,000 shares of preferred stock having a par value of $0.01 per share. As of March 31, 2014 and December 31, 2013, 3,000,000 shares of 7.75% Series A Preferred Stock ($25.00 liquidation preference) were issued and outstanding. As of March 31, 2014, and December 31, 2013, 8,000,000 shares of 7.50% Series B Preferred Stock ($25.00 liquidation preference) were issued and outstanding. The Series A Preferred Stock and Series B Preferred Stock will not be redeemable before August 3, 2017 and April 30, 2018, respectively, except under circumstances where it is necessary to preserve the Company's qualification as a REIT, for federal income tax purposes or the occurrence of a change of control. On or after August 3, 2017 and April 30, 2018, the Company may, at its option, redeem any or all of the shares of the Series A Preferred Stock and Series B Preferred Stock, respectively, at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the respective redemption date. The Series A Preferred Stock and Series B Preferred Stock have no stated maturity and are not subject to any sinking fund or mandatory redemption.
Equity Offerings
On April 30, 2013, the Company closed a public offering of 8.0 million shares of its Series B Preferred Stock, liquidation preference of $25.00 per share, for total net proceeds of approximately $193.5 million, after the underwriting discount and commissions and expenses.
Dividend Reinvestment and Direct Stock Purchase Plan (“DSPP”)
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of common stock by reinvesting some or all of the cash dividends received on shares of common stock. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. For the three months ended March 31, 2014 and 2013 the Company did not issue any shares under the plan. As of March 31, 2014 and December 31, 2013, there were approximately 4.1 million shares available for issuance under the plan.
Restricted Stock Awards
For the three months ended March 31, 2014 and 2013, the Company granted 0.4 million and 0.3 million shares of restricted stock, respectively, to certain of its directors, officers and employees.
Equity Placement Program (“EPP”)
On June 7, 2011, the Company entered into a sales agreement with JMP Securities LLC whereby the Company may, from time to time, publicly offer and sell up to 15.0 million shares of the Company’s common stock through at-the-market transactions and/or privately negotiated transactions. For the three months ended March 31, 2014 and 2013, the Company did not issue any shares under the plan. As of March 31, 2014 and December 31, 2013, approximately 3.1 million shares of common stock remained available for issuance and sale under the sales agreement.
Share Repurchase Program
On November 15, 2012, the Company announced that its board of directors had authorized the repurchase of shares of the Company’s common stock having an aggregate value of up to $250.0 million. For the three months ended March 31, 2014, the Company did not make any repurchases. For the three months ended March 31, 2013, the Company repurchased 0.6 million shares with a weighted average purchase price of $11.81 or approximately $7.6 million in the aggregate. As of March 31, 2014 the Company had approximately $134.3 million available for future repurchases under the program.

8. SUBSEQUENT EVENTS
On April 1, 2014, an aggregate of 13,587 shares of restricted common stock were granted to certain directors as a portion of their compensation for serving on the Company’s board of directors.
The CPR of the Company’s Agency RMBS portfolio was approximately 7.6% for the month of April 2014.

9. INVESTMENT COMPANY ACCOUNTING DISCLOSURES
The information in the below tables was required under investment company accounting for which the Company ceased to meet the criteria on January 1, 2014. However, as of December 31, 2013, the Company used investment company accounting under ASC 946 and the following schedules have been included to comply with ASC 946. See note 2 for more information.

SCHEDULE OF INVESTMENTS DECEMBER 31, 2013 INVESTMENTS IN SECURITIES – UNITED STATES OF AMERICA

(in thousands)	Face Amount	Fair Value
Fixed Income Securities - 784.0% (c)
Mortgage Pass-Through Agency RMBS - 783.6% (c)
Fannie Mae Pools - 679.5% (c)
2.14%, due 2/1/2043 (a)(b)	$87,600	$87,892
2.15%, due 10/1/2042 (a)(b)	40,103	40,356
2.18%, due 11/1/2042 (a)(b)	29,015	29,160
2.25%, due 10/1/2042 - 11/1/2042 (a)(b)	84,755	85,399
2.33%, due 11/1/2042 (a)(b)	63,251	64,029
2.36%, due 1/1/2043 (a)(b)	83,235	84,181
2.40%, due 9/1/2042 - 10/1/2042 (a)(b)	51,272	51,974
2.41%, due 11/1/2042 (a)(b)	62,378	63,235
2.42%, due 9/1/2042 (a)(b)	19,388	19,677
2.43%, due 7/1/2042 - 1/1/2043 (a)(b)	215,819	219,176
2.44%, due 6/1/2042 (a)(b)	45,301	46,050
2.50%, due 10/1/2042 (a)(b)	76,110	77,442
2.52%, due 10/1/2042 (a)(b)	45,306	46,099
2.57%, due 8/1/2042 (a)(b)	29,496	30,079
2.60%, due 4/1/2042 (a)(b)	31,018	31,707
2.70%, due 6/1/2042 (a)(b)	55,666	57,043
2.78%, due 4/1/2042 (a)(b)	133,381	137,323
2.80%, due 2/1/2042 - 4/1/2042 (a)(b)	84,553	87,096
2.81%, due 2/1/2042 (a)(b)	25,550	26,361
2.84%, due 12/1/2041 (a)(b)	43,963	45,398
3.00%, due 2/1/2027 - 2/1/2029 (a)	4,839,617	4,943,083
3.00%, due 12/1/2037 (a)	51,087	48,558
3.00%, due 10/1/2042 (a)	42,107	39,556
3.05%, due 9/1/2041 (a)(b)	28,001	28,987
3.24%, due 3/1/2041 (a)(b)	11,485	11,969
3.37%, due 5/1/2041 - 8/1/2041 (a)(b)	34,796	36,423
3.50%, due 12/1/2025 - 1/1/2029 (a)	948,463	992,515
3.50%, due 6/1/2042 - 9/1/2043 (a)	1,872,351	1,862,400
3.97%, due 9/1/2039 (a)(b)	7,363	7,842
4.00%, due 1/1/2026 - 4/1/2026 (a)	229,778	243,561
4.00%, due 7/1/2043 - 2/1/2044 (a)	2,106,542	2,169,411
4.50%, due 4/1/2030 - 11/1/2030 (a)	84,730	90,796
4.50%, due 11/1/2041 (a)	200,955	212,988
Total Fannie Mae Pools	11,764,435	12,017,766
Freddie Mac Pools - 90.2% (c)

SCHEDULE OF INVESTMENTS DECEMBER 31, 2013 INVESTMENTS IN SECURITIES – UNITED STATES OF AMERICA

(in thousands)	Face Amount	Fair Value
Fixed Income Securities - 784.0% (c)
Mortgage Pass-Through Agency RMBS - 783.6% (c)
2.20%, due 2/1/2043 (a)(b)	$28,154	$28,175
2.22%, due 12/1/2042 (a)(b)	42,719	42,887
2.30%, due 11/1/2042 (a)(b)	88,989	89,526
2.43%, due 6/1/2042 (a)(b)	34,581	35,224
2.44%, due 4/1/2043 (a)(b)	29,699	29,220
2.46%, due 7/1/2042 (a)(b)	39,112	39,771
2.52%, due 11/1/2042 (a)(b)	36,896	37,560
2.54%, due 7/1/2042 (a)(b)	33,904	34,563
2.55%, due 2/1/2043 (a)(b)	111,565	110,650
2.59%, due 3/1/2042 (a)(b)	29,871	30,638
2.79%, due 12/1/2041 (a)(b)	32,352	33,276
3.31%, due 1/1/2041 (a)(b)	27,151	28,537
3.50%, due 4/1/2026 - 2/1/2027 (a)	130,144	135,772
3.50%, due 5/1/2043 - 7/1/2043 (a)	428,429	425,633
4.00%, due 8/1/2043 - 2/1/2044 (a)	443,680	455,999
4.50%, due 12/1/2024 - 5/1/2025 (a)	35,497	37,736
Total Freddie Mac Pools	1,572,743	1,595,167
Ginnie Mae Pools - 13.9% (c)
3.00%, due 10/20/2028 (a)	154,038	158,293
3.50%, due 7/20/2040 (a)(b)	74,931	78,517
4.00%, due 1/20/2040 (a)(b)	8,650	9,105
Total Ginnie Mae Pools	237,619	245,915
Total Mortgage Pass-Through Agency RMBS (Cost - $13,923,271)	13,574,797	13,858,848
Other Investments - (Cost - $6,945) (d) 0.4% (c)	6,945	6,945
Total Investments in Securities (Cost - $13,930,216)	$13,581,742	$13,865,793

Interest Rate Cap Contracts - 13.3%(c)(e)
Expiration	Cap Rate	Notional Amount	Fair Value
10/15/2015	1.43%	$300,000	$164
11/8/2015	1.36%	200,000	145
5/23/2019	2.00%	300,000	12,853
6/1/2019	1.75%	300,000	14,679
6/29/2019	1.50%	300,000	16,539
7/2/2019	1.50%	300,000	16,970
7/16/2019	1.25%	500,000	31,335
3/26/2020	1.25%	500,000	41,322
3/30/2020	1.25%	700,000	57,785
5/20/2020	1.25%	500,000	42,911
Total Interest Rate Cap Contracts (Cost, $137,117)		$3,900,000	$234,703

SCHEDULE OF INVESTMENTS DECEMBER 31, 2013 INVESTMENTS IN SECURITIES – UNITED STATES OF AMERICA

(in thousands)
Interest Rate Swap Contracts - 1.8%(c)(e)
Expiration	Pay Rate	Notional Amount	Fair Value
2/14/2015	2.15%	$500,000	$(10,255)
6/2/2016	1.94%	300,000	(9,526)
12/19/2016	1.43%	250,000	(4,255)
4/24/2017	1.31%	500,000	(4,982)
7/13/2017	0.86%	750,000	6,583
9/6/2017	0.77%	250,000	3,755
9/6/2017	0.77%	500,000	7,407
9/6/2017	0.77%	250,000	3,804
11/7/2017	1.11%	500,000	3,240
11/29/2017	0.87%	500,000	8,136
2/21/2018	1.02%	500,000	7,948
2/27/2018	0.96%	500,000	9,226
4/25/2018(f)	1.01%	500,000	10,905
8/15/2018	1.65%	500,000	(440)
Interest Rate Swap Contracts (Cost, $0)		$6,300,000	$31,546
 __________________
LEGEND

(a)	Securities or a portion of the securities are pledged as collateral for repurchase agreements or interest rate swap contracts or forward settling transactions.

(b)	The coupon rate shown on floating or adjustable rate securities represents the rate at December 31, 2013.

(c)	Percentage of stockholders' equity.

(d)	Comprised of investments that were individually less than 1% of stockholders' equity.

(e)
The Company’s interest rate swap contracts receive a floating rate set quarterly to three month LIBOR. Interest rate caps receive a floating rate quarterly in the amount of three month LIBOR that is in excess of the cap rate.

(f)	The interest rate swap effective date is April 25, 2014, and it does not accrue any income or expense until that date.

FINANCIAL HIGHLIGHTS
In accordance with financial reporting requirements applicable to investment companies, the Company has included below certain financial highlight information for the three months ended March 31, 2013:

	Per Common Share
	Three Months Ended March 31, 2013
Net asset value, beginning of period	$13.31
Net income (loss):
Net investment income	0.30	(a)
Net gain (loss) from investments and swap and cap contracts	(0.39)	(a)
Net income (loss)	(0.09)
Dividends on preferred stock	(0.01)	(a)
Net income (loss) available to common shares	(0.10)
Capital transactions:
Distributions to common stockholders	(0.32)
Issuance/Repurchase of common and preferred shares and amortization of share based compensation	(0.02)	(a)
Net decrease in net asset value from capital transactions	(0.34)
Net asset value, end of period	$12.87
Net asset value total return (%)(d)	(0.90)%	(b)
Market value total return (%)	2.11%	(b)
Ratios to Average Net Assets
Expenses before interest expense	0.94%	(c)
Total expenses	3.49%	(c)
Net investment income	8.91%	(c)
 __________________

(a)
Calculated based on average shares outstanding during the period. Average shares outstanding include vested and unvested restricted shares and differs from weighted average shares outstanding used in calculating EPS (see note 3).

(b)	Not computed on an annualized basis.

(c)	Computed on an annualized basis.

(d)	May also be referred to as common book value total return.

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
The following discussion should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 14, 2014.

Forward Looking Statements
When used in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission (“SEC”) or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and assumptions. The forward-looking statements we make in this Quarterly Report on Form 10-Q include, but are not limited to, statements about the following:

•	the effect of movements in interest rates on our assets and liabilities (including our hedging instruments) and our net income;

•	our investment, financing and hedging strategy, the success of these strategies and the investment environment;

•	our ability to convert our assets into cash or extend the financing terms related to our assets;

•	the effect of widening credit spreads and/or shifts in the yield curve on the value of our assets and investment strategy;

•	the types of indebtedness we may incur;

•	our ability to quantify risks based on historical experience;

•	our ability to be taxed as a real estate investment trust (“REIT”) and to maintain an exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”);

•	our assessment of counterparty risk;

•	the risk of counterparty defaults;

•	our ability to meet short term liquidity requirements with our cash flow from operations and borrowings;

•	the effect of rising interest rates on economic growth, U.S. gross domestic product, employment and home prices;

•	our liquidity;

•	our asset valuation policies;

•	our distributions;

•	the effect of increased prepayment rates on our portfolio;

•	changes in the presentation of the Company's financial statements;

•	the effect of recent U.S. Government actions or inactions on Agency RMBS prices, interest rates and the housing and credit markets; and

•	the effect of actual or proposed actions of the U.S. Federal Reserve with respect to monetary policy, inflation or the tapering of existing financial asset purchases.
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
Overview
We are a specialty finance company created with the objective of achieving consistent risk-adjusted investment income. We seek to achieve this objective by investing, on a leveraged basis, in Agency RMBS. In addition, our investment guidelines permit investments in collateralized mortgage obligations issued by a government agency or government sponsored entity that are collateralized by Agency RMBS (“CMOs”), U.S. Treasury Securities and U.S. Agency Debentures. We commenced operations in February 2006, and completed our initial public offering in June 2009. Our common stock, our 7.75% Series A Cumulative Redeemable Preferred Stock, $25.00 liquidation preference (the "Series A Preferred Stock"), and our 7.50% Series B Cumulative Redeemable Preferred Stock, $25.00 liquidation preference (the "Series B Preferred Stock"), trade on the New York Stock Exchange under the symbols “CYS,” "CYS PrA" and "CYS PrB," respectively.
We earn investment income from our investment portfolio, and we use leverage to seek to enhance our returns. Our net interest income is generated primarily from the net spread, or difference, between the interest income we earn on our investment portfolio and the cost of our borrowings and hedging activities. The amount of net interest income we earn on our investments depends in part on our ability to control our financing costs, which comprise a significant portion of our operating expenses. Although we leverage our portfolio investments in Agency RMBS to seek to enhance our potential returns, leverage also may exacerbate losses.
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
Changes in interest rates, particularly short term interest rates, may significantly influence our net interest income and stockholders' equity.
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
Trends and Recent Market Impacts
In the first quarter of 2014, markets continued to adjust to the Federal Reserve's tapering policy. On December 18, 2013 the Federal Open Market Committee ("FOMC") indicated that it saw improvement in economic activity and labor market conditions. As a result, the FOMC announced it would begin reducing by $5 billion per month, its $40 billion monthly purchases of Agency RMBS to $35 billion and its $45 billion of U.S. Treasury securities to $40 billion beginning in January 2014. In addition, the FOMC noted its expectation of the pace of reduction would continue at each ensuing meeting of the FOMC. On January 29, 2014, the FOMC announced additional $5 billion reductions in monthly purchases of both Agency RMBS and U.S. Treasury bonds to take effect in February, and on March 19, 2014, the FOMC announced a further reduction bringing the current purchases for April down to $25 billion Agency RMBS and $30 billion of U.S. Treasury Securities. In March 2014, the FOMC also stated it would continue reinvesting principal payments from its holdings of these securities in Agency RMBS and rolling over maturing U.S. Treasury securities at auction.
By the end of 2013, the pace of tapering the Federal Reserve's asset purchase program was well anticipated by the markets. Actions taken so far in 2014 have also been in line with expectations. Economic conditions and unemployment have not significantly improved, and efforts are still being made to determine how much the effects of a severe winter may have masked factors underlying the strength of the economy. While the FOMC statement on March 19, 2014 indicated the FOMC’s continued longer-run goals of reaching maximum employment and inflation at 2% before adjusting the target federal funds rate, FOMC Chair Yellen surprised the market by responding to a question at the press conference saying that the first federal funds target rate increase could be as early as six months after the end of the asset purchase program. Based on the minutes of the FOMC meeting, the Federal Reserve may need to consider other factors before short-term interest rates are increased; however, expectations of higher rates remain on the horizon.
We believe that the economy is testing whether economic growth can continue in a higher interest rate environment. It is unclear whether U.S. gross domestic product and employment growth will moderate or accelerate. Given this uncertainty, we expect interest rate volatility to remain elevated. Importantly, the higher rate environment has created an improved investing environment which should allow us to generate an attractive dividend while operating at the low end of our leverage range, which should reduce volatility in stockholders' equity. More detail is provided below.

Interest Rates
Actions by the Federal Reserve had a significant impact on interest rates in 2013, and created a significant steepening in the yield curve, as well as interest rate volatility. While short term rates have been relatively unchanged, the market's reaction to the Federal Reserve's tapering asset purchases pushed the long end of the yield curve up, bringing the 10 Year Treasury rate up 127 basis points from 1.76% at December 31, 2012 to 3.03% at December 31, 2013. The yield curve has flattened since December 31, 2013 with the 10 Year Treasury decreasing 31 basis points to 2.72% at March 31, 2014. The following is a graph of the yield curve at December 31, 2012, 2013 and March 31, 2014.

U.S. Treasury Yield Curve
%
4.5
4.0
3.5
3.0
2.5
2.0
1.5
1.0
0.5
0.0
3M
6M
1Y
2Y
3Y
5Y
7Y
10Y
30Y
Mar-14
Dec-13
Dec-12

The yield curve flattened during the first quarter of 2014, with interest rates on 5 Year to 30 Year U.S. Treasuries decreasing from the rates at the end of 2013. In addition, the spread between Agency RMBS and interest rate swaps tightened during the quarter, with the spread between Fannie Mae 30 year par priced securities and five year interest rate swaps tightening 18 basis points.

Short-term rates remain low. The table below presents 30-Day LIBOR, 3-Month LIBOR and the U.S. Federal Funds Target Rate at the end of each respective fiscal quarter. The availability of repurchase agreement financing is stable with interest rates between 0.35% and 0.45% for 30-90 day repurchase agreements at March 31, 2014.

Date	30-Day LIBOR	3-Month LIBOR	Federal Funds Target Rate
March 31, 2014	0.152%	0.231%	0.25%
December 31, 2013	0.168%	0.246%	0.25%
September 30, 2013	0.179%	0.249%	0.25%
June 30, 2013	0.195%	0.273%	0.25%
March 31, 2013	0.204%	0.283%	0.25%
December 31, 2012	0.209%	0.306%	0.25%

Investing and Reinvestment Environment
During the second quarter of 2013, prices of Agency RMBS detached from Treasury securities and swaps, causing a decline in the Company's stockholders' equity. With the Fed continuing to taper their asset purchases, we anticipate Agency RMBS will cheapen later in the year and have prepared the Company’s balance sheet to take advantage of this scenario by reducing our Agency RMBS portfolio from $13.9 billion at December 31, 2013 to $11.8 billion at March 31, 2014 and added $1.5 billion of U.S. Treasury Securities. Volatility in interest rates continued through the first quarter of 2014. The volatility in interest rates are illustrated below by the movement in prices of two securities commonly held in our portfolio.
Reinvestment Environment

During the first quarter of 2014, the long end of the yield curve flattened compared to 2013; however, the yield curve inside of seven years remained relatively unchanged. As a result, we anticipate a continuing favorable reinvesting environment. The table below shows potential Agency RMBS investments and their respective net interest margins as of March 31, 2014:

	30 Yr. 4.0%	15 Yr. 3.0%
Asset Yield	3.48%	2.45%
Financing Rate	0.35%	0.35%
Hedge Cost (1)	1.10%	0.60%
Net interest margin	2.03%	1.50%
__________________
(1) Assumed 5 Year and 4 Year Swap Hedge Ratio, respectively	70%	50%
During the three months ended March 31, 2014, the weighted average yield on the Company's purchases of Agency RMBS and U.S. Treasuries was 2.88% and 1.59%, respectively.
Government Activity

GSE reform regained momentum in the first quarter of 2014 when Senators Tim Johnson (D-SD) and

Mike Crapo (R-ID), the two most senior members of the Senate Banking Committee, released a proposed bill (the “Johnson-
Crapo Bill”), which is generally based on earlier legislation proposed by Senators Bob Corker (R-TN) and Mark Warner (D-VA).  The final outcome of the Johnson-Crapo Bill remains uncertain, as reports indicate that the House Republican leadership continues to favor a very different approach.  As the Federal Housing Finance Agency ("FHFA") and both houses of Congress are each working on separate measures intended to dramatically restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac, we expect debate and discussion on the topic to continue throughout 2014.  It is unclear which, if any, of these measures will be enacted, and, if any are enacted, what the effects would be.
For a discussion of additional risks relating to our business see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 14, 2014.
Financial Condition
As of March 31, 2014 and December 31, 2013, the Agency RMBS in our portfolio were purchased at a net premium to their face value due to the average interest rates on these investments being higher than the prevailing market rates at the time of purchase. As of March 31, 2014 and December 31, 2013, we had approximately $334.6 million and $351.5 million, respectively, of unamortized premium included in the cost basis of our investments.

As of March 31, 2014 and December 31, 2013, our net duration gap(3) was 1.52 and 1.62, respectively. Our Agency RMBS and U.S. Treasury portfolio ("Debt Securities") consisted of the following assets:

(In thousands)				Weighted Average
Coupon	Face Value	Fair Value	Amortized Cost Basis per Face Value	Loan Balance(1)	Loan Age (in months)(1)	3 Month CPR(1)(2)	Duration(3)
March 31, 2014
15 Year Agency Mortgage Securities
3.0%	$4,941,237	$5,080,928	$102.65	$266	10	4.1%	4.7
3.5%	1,035,396	1,085,911	102.47	268	30	9.4	3.6
4.0%	218,050	230,950	101.29	175	37	13.0	3.1
4.5%	32,486	34,672	102.90	247	50	23.3	2.3
Subtotal	6,227,169	6,432,461	102.58	262	15	5.6	4.4
20 Year Agency Mortgage Securities
4.5%	81,294	87,371	103.04	224	44	11.5	2.9
30 Year Agency Mortgage Securities
3.0%	92,267	88,948	103.87	422	17	1.5	7.0
3.5%	231,614	232,929	99.97	280	9	2.6	7.4
4.0%	2,631,968	2,734,860	103.22	315	8	3.6	6.5
4.5%	194,126	207,213	107.03	287	35	11.4	4.4
Subtotal	3,149,975	3,263,950	103.24	315	11	4.1	6.5
Agency Hybrid ARMs
2.6%(4)	1,946,543	1,986,641	103.55	337	22	9.5	4.0
U.S. Treasury Securities
1.5%	1,550,000	1,537,312	99.61	n/a	n/a	n/a	4.6
Total	$12,954,981	$13,307,735	$102.53	$289	15	6.1%	4.9

December 31, 2013
15 Year Agency Mortgage Securities
3.0%	$4,993,654	$5,101,377	$102.65	$265	7	3.2%	4.6
3.5%	1,078,606	1,128,285	102.50	269	27	9.7	3.4
4.0%	229,779	243,560	101.31	175	34	16.9	2.8
4.5%	35,497	37,736	102.99	249	47	17.8	2.0
Subtotal	6,337,536	6,510,958	102.58	262	12	5.3	4.3
20 Year Agency Mortgage Securities
4.5%	84,730	90,795	103.07	223	41	16.0	2.7
30 Year Agency Mortgage Securities
3.0%	93,193	88,114	103.90	421	14	3.9	6.7
3.5%	2,300,782	2,288,035	100.58	217	8	3.0	7.0
4.0%	2,550,221	2,625,411	103.13	326	5	3.4	6.4
4.5%	200,955	212,988	107.07	287	32	11.7	4.3
Subtotal	5,145,151	5,214,548	102.15	269	8	3.6	6.6
Agency Hybrid ARMs
2.6%(4)	2,007,380	2,042,547	103.57	337	19	12.6	3.9
Total	$13,574,797	$13,858,848	$102.57	$277	12	6.0%	5.1
__________________

(1)	TBAs are excluded from this calculation as they do not have a defined weighted average loan balance or age until mortgages have been assigned to the pool.

(2)
The CPR represents the 3 month CPR of the Company’s Agency RMBS held at March 31, 2014 and December 31, 2013. The CPR experienced by the Company during the period may differ. Securities with no prepayment history are excluded from this calculation.

(3)
Duration essentially measures the market price volatility of financial instruments as interest rates change. We generally calculate duration using various third-party financial models and empirical data. Different models and methodologies can produce different duration numbers for the same securities. Source: The Yield Book®.

(4)	Coupon represents the weighted average coupon of Agency Hybrid ARMs.
The CPR of the Company’s Agency RMBS portfolio was approximately 7.6% for the month of April 2014.
The Company repositioned its portfolio from December 2013 to March 2014 by reducing its Agency RMBS backed by 30 year mortgages and adding $1.5 billion of U.S. Treasury Securities. The Company made this tactical adjustment in order to reduce its duration gap, improve its liquidity and to be in better position to take advantage of a possible cheapening of the Agency RMBS market, as the Federal Reserve continues to taper its asset purchase activities.
Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of March 31, 2014 and December 31, 2013, the average final contractual maturity of the Agency RMBS portfolio is in year 2035 and 2036, respectively. The average expected life of our Agency RMBS reflects the estimated average period of time the securities in the portfolio will remain outstanding. The average expected lives of our Agency RMBS do not exceed six years, based upon the prepayment model obtained through subscription-based financial information service providers. The prepayment model considers current yield, forward yield, the steepness of the yield curve, current mortgage rates, the mortgage rate of the outstanding loan, loan age, margin and volatility. The actual lives of the Agency RMBS in our investment portfolio could be longer or shorter than those estimates depending on the actual prepayment rates experienced over the lives of the applicable securities.
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
We engage in interest rate swaps and caps as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for the term of the swap and cap contracts. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based upon a notional amount of principal. Under the most common form of interest rate swap, commonly known as a fixed-floating interest rate swap, a series of fixed interest rate payments on a notional amount of principal is exchanged for a series of floating interest rate payments on such notional amount. In a simple interest rate cap, one investor pays a premium for a notional principal amount based on a capped interest rate (the “cap rate”). When the floating interest rate (the “floating rate”) exceeds the cap rate, the investor receives a payment from the cap counterparty equal to the difference between the floating rate and the cap rate on the same notional principal amount for a specified period of time. Alternatively, an investor may receive a premium and pay the difference in cap rate and floating rate. The floating rate on our interest rate swaps and caps is three month LIBOR. Below is a summary of our interest rate swaps and caps as of March 31, 2014 and December 31, 2013:

			Weighted Average
March 31, 2014	Number of Contracts	Notional (000's)	Rate	Maturity	Fair Value (000's)
Interest Rate Swaps	13	$5,800,000	1.089%	October 2017	$39,503
Interest Rate Caps	10	3,900,000	1.404%	May 2019	204,252

December 31, 2013
Interest Rate Swaps	14	$6,300,000	1.173%	July 2017	$31,546
Interest Rate Caps	10	3,900,000	1.404%	May 2019	234,703
The current fair value of interest rate swaps and caps is heavily dependent on the prevailing market fixed rate, the corresponding term structure of floating rates (known as the yield curve) as well as the expectation of changes in future floating rates.
Liabilities
We have entered into repurchase agreements to finance a portion of our assets. Borrowings under these agreements are secured by our assets and bear interest at rates that have historically moved in close relationship to LIBOR. At March 31, 2014 and December 31, 2013, we had liabilities pursuant to repurchase agreements with 26 and 24 counterparties, respectively, which are summarized below:

March 31, 2014			Weighted Average
Original Days to Maturity	Repurchase Agreements Outstanding (000's)	Percentage of Total	Interest Rate	Remaining Days to Maturity	Original Days to Maturity
≤ 30 Days	$2,461,498	25%	0.25%	11	25
>30 to ≤ 60 Days	2,625,501	26%	0.28%	19	47
> 60 Days	4,927,049	49%	0.36%	73	113
Total	$10,014,048	100%	0.31%	43	74

December 31, 2013			Weighted Average
Original Days to Maturity	Repurchase Agreements Outstanding (000's)	Percentage of Total	Interest Rate	Remaining Days to Maturity	Original Days to Maturity
≤ 30 Days	$83,917	1%	0.39%	11	22
>30 to ≤ 60 Days	801,587	7%	0.39%	13	37
> 60 Days	10,321,446	92%	0.42%	42	99
Total	$11,206,950	100%	0.41%	40	94

In addition, as of March 31, 2014 and December 31, 2013, we had payable for securities purchased, a portion of which will be or was financed through repurchase agreements, summarized below (in thousands).

March 31, 2014
Settle Date	Face Value	Payable
April 2014	$1,533,103	$1,584,614
May 2014	25,000	25,926
June 2014	30,000	31,058
	$1,588,103	$1,641,598

December 31, 2013
Settle Date	Face Value	Payable
January 2014	$1,507,000	$1,566,821

Summary Financial Data

	Three Months Ended March 31,
(In thousands, except per share numbers)	2014	2013
Interest income:
Interest income from Agency RMBS	$80,186	$72,101
Other interest income	4,181	960
Total interest income	84,367	73,061
Interest expense	28,346	36,987
Net interest income	56,021	36,074
Other income (loss):
Net realized gain (loss) on investments	16,670	46,680
Net unrealized gain (loss) on investments	89,234	(125,491)
Net realized gain (loss) on termination of swap and cap contracts	(9,323)	8,630
Net unrealized gain (loss) on swap and cap contracts	(16,240)	23,417
Other income	119	40
Total other income (loss)	80,460	(46,724)
Expenses:
Compensation and benefits	3,629	3,320
General, administrative and other	2,165	2,233
Total expenses	5,794	5,553
Net income (loss)	$130,687	$(16,203)
Dividend on preferred stock	(5,203)	(1,453)
Net income (loss) available to common shares	$125,484	$(17,656)
Net income (loss) per common share basic & diluted	$0.78	$(0.10)
Distributions per common share	$(0.32)	$(0.32)

Key Balance Sheet Metrics
Average settled Debt Securities (1)	$12,472,238	$16,259,127
Average total Debt Securities (2)	$13,454,972	$20,392,934
Average repurchase agreements (3)	$10,867,627	$14,107,740
Average Debt Securities liabilities (4)	$11,850,361	$18,241,547
Average stockholders' equity (5)	$1,861,121	$2,357,333
Average common shares outstanding (6)	161,831	174,864
Leverage ratio (at period end) (7)	6.32:1	7.75:1

Key Performance Metrics*
Average yield on settled Debt Securities (8)	2.71%	1.80%
Average yield on total Debt Securities including Drop Income (9)	2.85%	1.97%
Average cost of funds and hedge (10)	1.04%	1.05%
Adjusted average cost of funds and hedge (11)	0.96%	0.81%
Interest rate spread net of hedge (12)	1.67%	0.75%
Interest rate spread net of hedge including Drop Income(13)	1.89%	1.16%
Operating expense ratio (14)	1.25%	0.94%
Common book value total return (%)(15)	8.23%	(0.90)%
___________

(1)	The average settled Debt Securities is calculated by averaging the month end cost basis of settled Debt Securities during the period.

(2)	The average total Debt Securities is calculated by averaging the month end cost basis of total Debt Securities during the period.

(3)	The average repurchase agreements are calculated by averaging the month end repurchase agreements balance during the period.

(4)	The average Debt Securities liabilities are calculated by adding the average month end repurchase agreements balance plus average unsettled Debt Securities during the period.

(5)	The average stockholders' equity is calculated by averaging the month end stockholders' equity during the period.

(6)	The average common shares outstanding are calculated by averaging the daily common shares outstanding during the period.

(7)	The leverage ratio is calculated by dividing (i) the Company's repurchase agreements balance plus payable for securities purchased minus receivable for securities sold by (ii) stockholders' equity.

(8)	The average yield on Debt Securities for the period is calculated by dividing total interest income by average settled Debt Securities.

(9)
The average yield on total Debt Securities including Drop Income for the period is calculated by dividing total interest income plus Drop Income by average total Debt Securities. Drop Income was $11.6 million and $27.3 million for the three months ended March 31, 2014 and 2013, respectively. Drop Income is a component of our net realized and unrealized gain (loss) on investments on our consolidated statements of operations. Drop Income is the difference between the spot price and the forward settlement price for the same security on trade date. This difference is also the economic equivalent of the assumed net interest margin (yield minus financing costs) of the bond from trade date to settlement date. We derive Drop Income through utilization of forward settling transactions.

(10)	The average cost of funds and hedge for the period is calculated by dividing interest expense by average repurchase agreements.

(11)	The adjusted average cost of funds and hedge for the period is calculated by dividing interest expense by average Debt Securities liabilities.

(12)	The interest rate spread net of hedge for the period is calculated by subtracting average cost of funds and hedge from average yield on settled Debt Securities.

(13)
The interest rate spread net of hedge including Drop Income for the period is calculated by subtracting adjusted average cost of funds and hedge from average yield on total Debt Securities including Drop Income.

(14)	The operating expense ratio for the period is calculated by dividing operating expenses by average stockholders' equity.

(15)	Not computed on annualized basis.

*	All percentages are annualized.
Core Earnings
Core Earnings represents a non-GAAP financial measure and is defined as net income (loss) available to common shares excluding net realized and unrealized gain (loss) on investments, net realized gain (loss) on termination of swap and cap contracts and net unrealized gain (loss) on swap and cap contracts. Management uses Core Earnings to evaluate the effective yield of the portfolio. In addition, management utilizes Core Earnings as a key metric in conjunction with other portfolio and market factors to determine the appropriate leverage and hedging ratios, as well as the overall structure of the portfolio.
The primary limitation associated with Core Earnings as a measure of our financial performance over any period is that it excludes the effects of net realized and unrealized gain (loss) on investments. In addition, our presentation of Core Earnings may not be comparable to similarly-titled measures of other companies, which may use different calculations. As a result, Core Earnings should not be considered as a substitute for our GAAP net income (loss) as a measure of our financial performance or any measure of our liquidity under GAAP.

(In thousands)	Three Months Ended March 31,
Non-GAAP Reconciliation:	2014	2013
NET INCOME (LOSS) AVAILABLE TO COMMON SHARES	$125,484	$(17,656)
Net realized (gain) loss on investments	(16,670)	(46,680)
Net unrealized (gain) loss on investments	(89,234)	125,491
Net realized (gain) loss on termination of swap and cap contracts	9,323	(8,630)
Net unrealized (gain) loss on swap and cap contracts	16,240	(23,417)
Core Earnings	$45,143	$29,108
Results of Operations
Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
Net Income Available to Common Shares. Net income available to common shares increased $143.2 million to net income of $125.5 million for the three months ended March 31, 2014, compared to net loss of $17.7 million for the three months ended March 31, 2013. The major components of this decrease are detailed below.
Interest Income. Interest income, which primarily consists of interest income on Agency RMBS, increased by $11.3 million to $84.4 million for the three months ended March 31, 2014, as compared to $73.1 million for the three months ended March 31, 2013. The increase in our interest income is due to the change in both the size of our portfolio and yield on investments as shown below (in thousands):

Change in Size		Change in Yield		Change in Size & Yield
Change in average settled	$(3,786,889)	Change in average yield	0.908%	Change in average settled	$(3,786,889)
2013 average yield	1.80%	2013 average settled	16,259,127	Change in average yield	0.908%
Change	$(17,017)	Change	$36,922	Change	$(8,599)
				Total change	$11,306
Interest Expense. Interest expense, which primarily consists of interest expense from repurchase agreements and interest rate swap and cap contracts decreased $8.7 million to $28.3 million for the three months ended March 31, 2014, as compared to $37.0 million for the three months ended March 31, 2013. Interest expense from repurchase agreements made up $5.6 million of the $8.7 million change in interest expense for the three months ended March 31, 2013. As shown below, the change in interest expense from repurchase agreements was primarily the result of changes to the amount outstanding and rates on repurchase agreements during the three months ended March 31, 2014 and 2013 (in thousands):

Change in Size		Change in Rate		Change in Size & Yield
Change in average outstanding	$(3,240,113)	Change in average rate	(0.08)%	Change in average outstanding	$(3,240,113)
2013 average rate	0.43%	2013 average outstanding	14,107,740	Change in average rate	(0.08)%
Change	$(3,452)	Change	$(2,797)	Change	$642
				Total change	$(5,607)
Operating Expenses. Operating expenses remained generally consistent at $5.8 million and $5.6 million for the three months ended March 31, 2014 and 2013, respectively. However, expenses increased significantly as a percentage of stockholders' equity during the three months ended March 31, 2014 to 1.25%, compared to 0.94% during the three months ended March 31, 2013. The increase in expenses as a percentage of stockholders' equity was mainly attributable to the decrease in our stockholders' equity. Our average stockholders' equity was $1,861.1 million and $2,357.3 million during the three months ended March 31, 2014 and 2013, respectively.
Net Realized and Unrealized Gain (Loss) From Investments. Net realized and unrealized gain (loss) on investments increased by $184.7 million to a gain of $105.9 million for the three months ended March 31, 2014, compared to a loss of $78.8 million for the three months ended March 31, 2013. This was due to the change in prices of Agency RMBS, for example, during the three months ended March 31, 2014 the price of a 30 year 4.0% Agency RMBS increased $0.969 and during the three months ended March 31, 2013 it decreased $0.625.
During the three months ended March 31, 2014 and 2013, we generated drop income of approximately $11.6 million and $27.3 million, respectively. The decrease in drop income was primarily due to fewer forward settling transactions. Drop income is a component of our net realized and unrealized gain (loss) on investments on our consolidated statements of operations and therefore excluded from Core Earnings. The Company derives drop income from forward settling transactions. Drop income is the difference between the spot price and the forward settlement price for the same security on the trade date. This difference is also the economic equivalent of the assumed net interest margin (yield minus financing costs) of the bond from trade date to settlement date.
Net Realized and Unrealized Loss from Swap and Cap Contracts. Net realized and unrealized gain (loss) on swap and cap contracts decreased by $57.6 million to a loss of $25.6 million for the three months ended March 31, 2014, compared to a gain of $32.0 million for the three months ended March 31, 2013. The decrease in net realized and unrealized gain (loss) on swap and cap contracts was primarily due to the change in swap rates combined with the change in the size of our interest rate swap and cap portfolio. During the three months ended March 31, 2014 and 2013, our average interest rate swap and cap notional amount was $9,950.0 million and $11,815.0 million, respectively. During the three months ended March 31, 2014 and 2013, seven year swap rates decreased by 13 basis points and increased by 13 basis points, respectively.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations for repurchase agreements, interest expense on repurchase agreements and the office lease at March 31, 2014 and December 31, 2013 (in thousands).

March 31, 2014	Within One Year	One to Three Years	Three to Five Years	Total
Repurchase agreements	$10,014,048	$—	$—	$10,014,048
Interest expense on repurchase agreements, based on rates at March 31, 2014	7,166	—	—	7,166
Long term operating lease obligation	278	328	—	606
Total	$10,021,492	$328	$—	$10,021,820

December 31, 2013	Within One Year	One to Three Years	Three to Five Years	Total
Repurchase agreements	$11,206,950	$—	$—	$11,206,950
Interest expense on repurchase agreements, based on rates at December 31, 2013	12,202	—	—	12,202
Long term operating lease obligation	293	393	—	686
Total	$11,219,445	$393	$—	$11,219,838
We enter into interest rate swap and cap contracts as a means of mitigating our interest rate risk in forecasted interest expense associated with repurchase agreements for the term of the swap or cap contract. At March 31, 2014 and December 31, 2013, we had the following interest rate swap and cap contracts (in thousands):
As of March 31, 2014

Interest Rate Swaps	Weighted Average	Notional	Fair
Expiration Year	Fixed Pay Rate	Amount	Value
2016	1.71%	$550,000	$(12,320)
2017	0.94%	3,250,000	27,981
2018	1.16%	2,000,000	23,842
Total	1.09%	$5,800,000	$39,503

Interest Rate Caps	Weighted Average	Notional	Fair
Expiration Year	Cap Rate	Amount	Value
2015	1.40%	$500,000	$165
2019	1.56%	1,700,000	80,144
2020	1.25%	1,700,000	123,943
Total	1.40%	$3,900,000	$204,252

As of December 31, 2013

Interest Rate Swaps	Weighted Average	Notional	Fair
Expiration Year	Fixed Pay Rate	Amount	Value
2015	2.15%	$500,000	$(10,255)
2016	1.71%	550,000	(13,780)
2017	0.94%	3,250,000	27,942
2018	1.16%	2,000,000	27,639
Total	1.17%	$6,300,000	$31,546

Interest Rate Caps	Weighted Average	Notional	Fair
Expiration Year	Cap Rate	Amount	Value
2015	1.40%	$500,000	$309
2019	1.56%	1,700,000	92,376
2020	1.25%	1,700,000	142,018
Total	1.40%	$3,900,000	$234,703

We enter into certain contracts that contain a variety of indemnification obligations, principally with our brokers and counterparties to interest rate swap contracts and repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of March 31, 2014 and December 31, 2013. In addition, as of March 31, 2014 and December 31, 2013, we had $1,641.6 million and $1,556.8 million of payable for securities purchased, respectively, a portion of which either was or will be financed through repurchase agreements. A summary of our payable for securities purchased as of March 31, 2014 and December 31, 2013 is included in the “Financial Condition—Liabilities” section.
Off-Balance Sheet Arrangements
As of March 31, 2014 and December 31, 2013, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2014 and December 31, 2013, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or had any intent to provide funding to any such entities.
Liquidity and Capital Resources
Our primary sources of funds are borrowings under master repurchase agreements, equity offerings, asset sales and monthly principal and interest payments on our investment portfolio. Because the level of our borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on our balance sheet is significantly less important than the potential liquidity available under our borrowing arrangements. We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings, maintenance of any margin requirements and the payment of cash dividends as required for our continued qualification as a REIT. To qualify as a REIT, we must distribute annually at least 90% of our net taxable income. To the extent that we annually distribute all of our net taxable income in a timely manner, we will generally not be subject to federal and state income taxes. We currently expect to distribute all of our taxable income in a timely manner so that we are not subject to federal and state income taxes. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital from operations.
As of March 31, 2014 and December 31, 2013, we had approximately $1,387.3 million and $1,115.8 million, respectively, in Agency RMBS, U.S. Treasury Securities and cash and cash equivalents available to satisfy future margin calls. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future. During the three months ended March 31, 2014, we maintained a liquidity level greater than 54% of stockholders' equity.
As of March 31, 2014 and December 31, 2013, we had repurchase agreements totaling $10,014.0 million and $11,207.0 million, respectively, with a weighted average borrowing rate of 0.31% and 0.41%, respectively.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. As of March 31, 2014 and December 31, 2013, we had master repurchase agreements with 38 and 37 financial institutions, respectively, subject to certain conditions, located throughout North America, Europe and Asia. The table below includes a summary of our repurchase agreement funding by number of repo counterparties and counterparty region as of March 31, 2014 and December 31, 2013.

	March 31, 2014
Counterparty Region	Number of Counterparties	Percent of Repurchase Agreement Funding
North America	13	48.3%
Europe	8	30.7%
Asia	5	21.0%
	26	100.0%

	December 31, 2013
Counterparty Region	Number of Counterparties	Percent of Repurchase Agreement Funding
North America	12	49.7%
Europe	7	29.4%
Asia	5	20.9%
	24	100.0%
During the three months ended March 31, 2014 and 2013, we received $279.8 million and $942.7 million of principal repayments, respectively, and $87.1 million and $74.8 million of interest payments, respectively. We held cash and cash equivalents of $13.4 million and $5.0 million at March 31, 2014 and December 31, 2013, respectively.
For the three months ended March 31, 2014 and 2013, our operations provided (used) net cash of $49.5 million and $77.6 million, respectively.
Through the Direct Share Purchase Program ("DSPP"), stockholders may purchase additional shares of common stock by reinvesting some or all of the cash dividends received on shares of common stock. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. We did not issue any shares under the plan during the three months ended March 31, 2014 and 2013. As of March 31, 2014 and December 31, 2013, there were approximately 4.1 million shares available for issuance under the DSPP.
On June 7, 2011 we established the Equity Placement Program ("EPP") whereby, from time to time, we may publicly offer and sell up to 15.0 million shares of our common stock in at-the-market transactions and/or privately negotiated transactions with JMP Securities LLC acting as sales agent. For the three months ended March 31, 2014 and 2013, we did not issue any shares under the plan. As of March 31, 2014 and December 31, 2013, there were approximately 3.1 million shares of common stock that remained available for issuance under the EPP.
On November 15, 2012, we announced that our board of directors authorized the repurchase of shares of our common stock having an aggregate value of up to $250 million. We intend to repurchase shares only when the purchase price is less than our estimate of our current book value per common share. For the three months ended March 31, 2014, we did not repurchase any shares. For the three months ended March 31, 2013, we repurchased 0.6 million shares with a weighted average purchase price of $11.81, or approximately $7.6 million in the aggregate.
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
Qualitative and Quantitative Disclosures about Short Term Borrowings
The following table discloses quantitative data about our short term borrowings under repurchase agreements during the three months ended March 31, 2014.

(In millions)	Three Months Ended March 31, 2014
Outstanding at period end	$10,014
Weighted average rate at period end	0.31%
Average outstanding during period (1)	$10,868
Weighted average rate during period	0.35%
Largest month end balance during period	$11,771

_______________

(1)	Calculated based on the average month end balance during the period.
As of March 31, 2014, our borrowing levels were lower when compared to the average outstanding during the three months ended March 31, 2014, resulting from a decrease in our leverage ratio. The Company's borrowing rates were lower at March 31, 2014 compared to the three months ended March 31, 2014 due to using more U.S. Treasuries as collateral for repurchase agreements at March 31, 2014, which have lower borrowing rates.
Inflation
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors based in part on our REIT taxable income as calculated according to the requirements of the Internal Revenue Code. In each case, our activities and balance sheet are measured with reference to fair value without considering inflation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2014 and December 31, 2013, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do believe that risk can be quantified from historical experience, and actively managed, to earn sufficient compensation to justify taking risks and to maintain capital levels consistent with the risks we undertake. Our board of directors exercises oversight of risk management in many ways, including overseeing our senior management’s risk-related responsibilities and reviewing management and investment policies and performance against these policies and related benchmarks. See “Business—Risk Management” in our annual report on Form 10-K for the fiscal year ended December 31, 2013 for a further discussion of our risk mitigation practices.
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
Effect on Net Interest Income. We fund our investments in long term Agency RMBS collateralized by ARMs, hybrid ARMs and fixed rate mortgage loans with short term borrowings under repurchase agreements. During periods of rising interest rates, the borrowing costs associated with those Agency RMBS tend to increase while the income earned on such Agency RMBS (during the fixed rate component of such securities) may remain substantially unchanged. This results in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses.
We are a party to the interest rate swap and cap contracts as of March 31, 2014 and December 31, 2013 described in detail under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in this quarterly report on Form 10-Q.
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
Interest Rate Cap Risk. Both the ARMs and hybrid ARMs that collateralize our Agency RMBS are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the security’s interest yield may change during any given period. However, our borrowing costs will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, the interest costs on our borrowings could increase without limitation by caps while the interest rate yields on our Agency RMBS would effectively be limited by caps. This problem will be magnified to the extent that we acquire Agency RMBS that are collateralized by hybrid ARMs that are not fully indexed. In addition, the underlying mortgages may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on our Agency RMBS than we need in order to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.
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
Effect on Fair Value and Net Income
Another component of interest rate risk is the effect changes in interest rates will have on the fair value of our assets and our net income exclusive of the effect on fair value. We face the risk that the fair value of our assets and net interest income will increase or decrease at different rates than that of our liabilities, including our hedging instruments.
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

The following sensitivity analysis table shows the estimated impact of our interest rate-sensitive investments and repurchase agreement liabilities on the fair value of our assets and our net income, exclusive of the effect of changes in fair value on our net income, at March 31, 2014 and December 31, 2013, assuming a static portfolio and that rates instantaneously fall 25, 50 and 75 basis points and rise 25, 50 and 75 basis points.

March 31, 2014
Change in Interest Rates	Projected Change in the Fair Value of Our Assets	Projected Change in Our Net Income
- 75 basis points	1.0%	10.2%	(a)
- 50 basis points	0.9%	6.7%	(a)
- 25 basis points	0.6%	3.4%	(a)
No Change	—%	—%
+ 25 basis points	(0.7)%	(8.7)%
+ 50 basis points	(1.3)%	(17.1)%
+ 75 basis points	(2.0)%	(25.6)%

December 31, 2013
- 75 basis points	1.4%	8.6%	(a)
- 50 basis points	1.2%	6.6%	(a)
- 25 basis points	0.7%	3.3%	(a)
No Change	—%	—%
+ 25 basis points	(0.8)%	(8.3)%
+ 50 basis points	(1.5)%	(16.6)%
+ 75 basis points	(2.3)%	(24.9)%
_____________

*	Analytics provided by The Yield Book® Software.

(a)
Given the low level of interest rates at March 31, 2014 we reduced 3 month LIBOR by 10, 20 and 20 basis points and our repurchase agreement rates by 10, 20 and 25 basis points for the down 25, 50 and 75 basis point net income scenarios, respectively. At December 31, 2013, we reduced 3 month LIBOR and our repurchase agreement rates by 10, 20 and 25 basis points for the down 25, 50 and 75 basis point net income scenarios, respectively. All other interest rate sensitive instruments were calculated in accordance with the table.

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
As part of our risk management process, we actively manage the interest rate, liquidity, prepayment and counterparty risks associated with our Agency RMBS portfolio. We seek to manage our interest rate risk exposure by entering into various hedging instruments in order to minimize our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs.
We seek to manage our liquidity risks by monitoring our liquidity position on a daily basis and maintaining a prudent level of leverage, which we currently consider to be between five and 10 times the amount of shareholders' equity in our overall portfolio, based on current market conditions and various other factors, including the health of the financial institutions that lend to us under our repurchase agreements and the presence of special liquidity programs provided by domestic and foreign central banks.

We seek to manage our prepayment risk by investing in Agency RMBS with (i) a variety of prepayment characteristics, (ii) prepayment prohibitions and penalties and (iii) prepayment protections, as well as by balancing Agency RMBS purchased at a premium with Agency RMBS purchased at a discount.
We seek to manage our counterparty risk by (i) diversifying our exposure across a broad number of counterparties, (ii) limiting our exposure to any one counterparty and (iii)  monitoring the financial stability of our counterparties.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
There have been no changes in our internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. Other Information
Item 1. Legal Proceedings
The Company is not currently subject to any material legal proceedings.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 14, 2014.
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
_________________
*    Filed herewith.
**    Furnished herewith.

(1)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2014 (Unaudited) and December 31, 2013 (Derived from the audited balance sheet at December 31, 2013); (ii) Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2014 and 2013; (iii) Consolidated Statement of Changes in Shareholders' Equity (Unaudited) for the three months ended March 31, 2014 and 2013; (iv) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2014 and 2012; and (v) Consolidated Notes to Financial Statements (Unaudited) for the three months ended March 31, 2014 and 2013.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYS INVESTMENTS, INC.

Dated: April 22, 2014	BY: /s/ FRANCES R. SPARK
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
__________________
 *     Filed herewith.
**    Furnished herewith.

(1)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2014 (Unaudited) and December 31, 2013 (Derived from the audited balance sheet at December 31, 2013); (ii) Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2014 and 2013; (iii) Consolidated Statement of Changes in Shareholders' Equity (Unaudited) for the three months ended March 31, 2014 and 2013; (iv) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2014 and 2012; and (v) Consolidated Notes to Financial Statements (Unaudited) for the three months ended March 31, 2014 and 2013.