Form 10-Q
period 2014-06-30
CYS Investments, Inc.
filed 2014-07-22
CIK 1396446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	July 22, 2014
Common Stock ($0.01 par value)	162,035,436

__________________________________

PART I. Financial Information
Item 1.         Financial Statements
CYS INVESTMENTS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except per share numbers)	June 30, 2014	December 31, 2013*(a)
Assets:
Investments in securities, at fair value (including pledged assets of $10,373,874 and $11,835,975, respectively)	$14,204,107	$13,865,793
Derivative assets, at fair value	165,487	295,707
Cash	16,736	4,992
Receivable for securities sold and principal repayments	74,591	429,233
Interest receivable	32,790	36,731
Other assets	986	608
Total assets	$14,494,697	$14,633,064
Liabilities and stockholders' equity:
Liabilities:
Repurchase agreements	$9,873,837	$11,206,950
Derivative liabilities, at fair value	19,799	29,458
Payable for securities purchased	2,562,827	1,556,821
Payable for cash received as collateral	12,944	37,938
Distribution payable	56,256	4,410
Accrued interest payable (including accrued interest on repurchase agreements of $3,838 and $7,204, respectively)	20,284	24,613
Accrued expenses and other liabilities	3,034	4,218
Total liabilities	$12,548,981	$12,864,408
Stockholders' equity:
Preferred Stock, $25.00 par value, 50,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock, (3,000 shares issued and outstanding, respectively, $75,000 in aggregate liquidation preference)	$72,369	$72,369
7.50% Series B Cumulative Redeemable Preferred Stock, (8,000 shares issued and outstanding, respectively, $200,000 in aggregate liquidation preference)	193,531	193,531
Common Stock, $0.01 par value, 500,000 shares authorized (162,019 and 161,650 shares issued and outstanding, respectively)	1,620	1,616
Additional paid in capital	2,048,619	2,046,530
Accumulated deficit	(370,423)	(545,390)
Total stockholders' equity	$1,945,716	$1,768,656
Total liabilities and stockholders' equity	$14,494,697	$14,633,064
__________________
*    Derived from audited financial statements.

(a)	Previously reported under specialized accounting, ASC 946 – Financial Services – Investment Companies. See Note 2 to interim consolidated financial statements.

See Notes to interim consolidated financial statements.

CYS INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share numbers)	2014	2013(a)	2014	2013(a)
Interest income:
Interest income from Agency RMBS	$65,420	$80,991	$145,606	$153,092
Other interest income	6,558	520	10,739	1,480
Total interest income	71,978	81,511	156,345	154,572
Interest expense:
Repurchase agreement interest expense	7,583	14,047	17,012	29,078
Swap and cap interest expense	19,456	26,699	38,373	48,655
Total interest expense	27,039	40,746	55,385	77,733
Net interest income	44,939	40,765	100,960	76,839
Other income (loss):
Net realized gain (loss) on investments	33,118	(211,418)	49,788	(164,738)
Net unrealized gain (loss) on investments	157,479	(444,877)	246,713	(570,368)
Net realized gain (loss) on termination of swap and cap contracts	(6,004)	7,329	(15,327)	15,959
Net unrealized gain (loss) on swap and cap contracts	(65,181)	215,546	(81,421)	238,963
Other income	50	40	169	80
Total other income (loss)	119,462	(433,380)	199,922	(480,104)
Expenses:
Compensation and benefits	3,712	3,425	7,341	6,745
General, administrative and other	2,308	2,246	4,473	4,479
Total expenses	6,020	5,671	11,814	11,224
Net income (loss)	$158,381	$(398,286)	$289,068	$(414,489)
Dividends on preferred stock	(5,203)	(3,995)	(10,406)	(5,448)
Net income (loss) available to common shares	$153,178	$(402,281)	$278,662	$(419,937)
Net income (loss) per common share basic & diluted	$0.95	$(2.32)	$1.72	$(2.42)
Dividends declared per common share	$0.32	$0.34	$0.64	$0.66
____________

(a)	Previously reported under specialized accounting, ASC 946 – Financial Services – Investment Companies. See Note 2 to interim consolidated financial statements.
See Notes to interim consolidated financial statements.

CYS INVESTMENTS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Cumulative Redeemable Preferred Stock
(in thousands)	Series A	Series B	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2013	$72,369	$193,531	$1,616	$2,046,530	$(545,390)	$1,768,656
Net income (loss)	—	—	—	—	289,068	289,068
Issuance of common stock	—	—	4	(4)	—	—
Issuance of preferred stock	—	—	—	—	—	—
Amortization of share based compensation	—	—	—	2,226	—	2,226
Repurchase and cancellation of common stock	—	—	—	(133)	—	(133)
Preferred dividends	—	—	—	—	(10,406)	(10,406)
Common dividends	—	—	—	—	(103,695)	(103,695)
Balance, June 30, 2014	$72,369	$193,531	$1,620	$2,048,619	$(370,423)	$1,945,716

See Notes to interim consolidated financial statements.

CYS INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2014	2013(a)
Cash flows from operating activities:
Net income (loss)	$289,068	$(414,489)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of share based compensation	2,226	1,668
Amortization of premiums and discounts on investment securities	21,411	81,542
Amortization of premiums on interest rate cap contracts	11,477	11,438
Net realized (gain) loss on investments	(49,788)	164,738
Net realized (gain) loss on termination of cap contracts	(6,562)	(15,959)
Net unrealized (gain) loss on investments	(246,713)	570,368
Net unrealized (gain) loss on swap and cap contracts	81,421	(238,963)
Change in assets and liabilities:
Interest receivable	3,941	2,346
Other assets	(378)	(349)
Accrued interest payable	(4,329)	(4,053)
Accrued expenses and other liabilities	(1,184)	2,572
Net cash provided by (used in) operating activities	100,590	160,859
Cash flows from investing activities:
Purchase of investment securities	(14,839,045)	(27,414,434)
Premium paid on interest rate caps	—	(91,860)
Proceeds from disposition of investment securities	14,201,284	28,608,802
Proceeds from termination of interest rate cap contracts	34,225	50,113
Proceeds from paydowns of investment securities	574,537	1,632,498
Change in assets and liabilities:
Receivable for securities sold and principal repayments	354,642	(4,573,222)
Payable for securities purchased	1,006,006	1,610,721
Payable for cash received as collateral	(24,994)	77,832
Net cash provided by (used in) investing activities	1,306,655	(99,550)
Cash flows from financing activities:
Proceeds from repurchase agreements	39,167,272	70,519,523
Repayments of repurchase agreements	(40,500,385)	(70,691,511)
Net proceeds (payments) from issuance and repurchase of common stock	(133)	(26,672)
Net proceeds from issuance of preferred stock	—	193,550
Distributions paid	(62,255)	(58,779)
Net cash used in financing activities	(1,395,501)	(63,889)
Net increase (decrease) in cash	11,744	(2,580)
Cash - Beginning of period	4,992	13,882
Cash - End of period	$16,736	$11,302
Supplemental disclosures of cash flow information:
Interest paid	$48,236	$70,236
Supplemental disclosures of non-cash flow information:
Distributions declared, not yet paid	$56,256	$62,530

___________

(a)	Previously reported under specialized accounting, ASC 946 – Financial Services – Investment Companies. See Note 2 to interim consolidated financial statements.

See Notes to interim consolidated financial statements.

CYS INVESTMENTS, INC.
NOTES TO CONDOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014
1. ORGANIZATION
CYS Investments, Inc. (the “Company”) was formed as a Maryland corporation on January 3, 2006, and commenced operations on February 10, 2006. The Company has elected to be taxed and intends to continue to qualify as a real estate investment trust (“REIT”) and is required to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), with respect thereto. The Company has primarily purchased residential mortgage-backed securities that are issued and the principal and interest of which are guaranteed by a federally chartered corporation (“Agency RMBS”), such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government such as the Government National Mortgage Association (“Ginnie Mae”), and debt securities issued by the United States Department of Treasury ("U.S. Treasuries"). The Company may also purchase collateralized mortgage obligations issued by a government agency or government-sponsored entity that are collateralized by Agency RMBS ("CMOs"), or securities issued by a government sponsored entity that are not backed by collateral but, in the case of government agencies, are backed by the full faith and credit of the U.S. government, and, in the case of government sponsored entities, are backed by the integrity and creditworthiness of the issuer (“U.S. Agency Debentures”).
The Company’s common stock, Series A Cumulative Redeemable Preferred Stock, $25.00 liquidation preference (the "Series A Preferred Stock"), and Series B Cumulative Redeemable Preferred Stock, $25.00 liquidation preference (the "Series B Preferred Stock"), trade on the New York Stock Exchange under the symbols “CYS,” "CYS PrA" and "CYS PrB," respectively.

2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the instructions to Securities and Exchange Commission ("SEC") Form 10-Q and Article 10, Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2013, included in its Annual Report on SEC Form 10-K. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.
The interim consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany balances and transactions have been eliminated. The interim consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make a number of estimates and assumptions that affect the amounts reported in the interim consolidated financial statements and accompanying footnotes. Actual results could differ from these estimates and the differences may be material.
The Company adopted Financial Accounting Standards Board (“FASB”) Statement of Position (“SOP”) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for investments in Investment Companies, prior to its deferral in February 2008. Under SOP 07-1, the Company used financial reporting for investment companies, in accordance with FASB Accounting Standards Codification (“ASC”) 946, Investment Companies. Accounting Standards Update No. 2013-08, which was effective for the Company on January 1, 2014 required, among other things, that entities that adopted SOP 07-1 before the FASB’s indefinite deferral assess whether they continue to be within the scope of ASC 946. The Company determined that REITs are excluded from the scope of ASC 946, and effective January 1, 2014, the Company discontinued use of investment company accounting on a prospective basis.
Reclassification and Presentation
Effective January 1, 2014, the Company discontinued its use of investment company accounting under ASC 946. Upon transition, the following changes and elections were made:

(i)	Investments are now presented as available-for-sale securities in accordance with ASC 320 Investments -- Debt and Equity Securities,

(ii)
Management elected the Fair Value Option (“FVO”) under ASC 825 -- Financial Instruments for all investments held. As a result of the FVO election, all changes in the fair value of investments held on January 1, 2014 will continue to be recorded in the Company’s statements of operations, and

(iii)
The Company elected not to designate its derivatives as hedging instruments in accordance with ASC 815 – Derivatives and Hedging. As a result, all changes in the fair value of derivative instruments held on January 1, 2014 will also continue to be recorded in the Company’s consolidated statements of operations.

The discontinuation of investment company accounting under ASC 946 did not change the Company’s accounting for any financial statement item, but rather changed the presentation of the Company's consolidated financial statements prospectively, the most significant of which are as follows:

(i)	the schedule of investments has been replaced with the available-for-sale tables in the footnotes,

(ii)	reformatted the statement of assets and liabilities to a consolidated balance sheet presentation,

(iii)	reformatted the consolidated statements of operations to include the statement of comprehensive income (loss), as applicable,

(iv)	removed the statement of changes in net assets and included the consolidated statement of changes in stockholders’ equity,

(v)	reformatted the statement of cash flows and included an investing section,

(vi)	changed certain footnotes to reflect conformity with applicable U.S. GAAP for non-investment companies,

(vii)	included summary information on the amortization/accretion of bond premium/discounts, and

(viii)	removed the financial highlights as it is no longer required.

Beginning January 1, 2014, the Company reclassified its prior period consolidated financial statements to conform to the non-investment company financial statement presentation. This reclassification had no impact on the previously reported income, total assets and liabilities, net cash flows, or stockholders’ equity. On the statement of cash flows, cash from investing activities, which were previously included in cash flows from operating activities, have been separately classified as cash flows from investing activities.
Investments in Securities
The Company's investment securities are accounted for in accordance with ASC 320. The Company has chosen to make a fair value election pursuant to ASC 825 for its securities, and therefore our investment securities are recorded at fair market value on the consolidated balance sheets, and the periodic changes in fair market value are recorded in current period earnings on the consolidated statements of operations as a component of net unrealized gain (loss) on investments. These investments generally meet the requirements to be classified as available-for-sale under ASC 320, which requires the securities to be carried at fair value on the balance sheet. Electing the fair value option permits the Company to record changes in fair value of our investments in the consolidated statements of operations, which in management’s view, more appropriately reflects the results of operations for a particular reporting period as all securities activities will be recorded in a similar manner.
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
Forward Settling Transactions
The Company engages in forward settling transactions to purchase certain securities. The Company records forward settling transactions on the trade date, and maintains security positions such that sufficient liquid assets will be available to make payment on the settlement date for the securities purchased. Securities purchased on a forward settling basis are carried at fair value and begin earning interest on the settlement date. Gains or losses may occur on these transactions due to changes in market conditions or the failure of counterparties to perform under the contract. Along with other forward settling transactions, the Company transacts in to-be-announced securities (“TBAs”). As with other forward settling transactions, a seller agrees to issue TBAs at a future date. However, the seller does not specify the particular securities to be delivered. Instead, the Company agrees to accept any security that meets specified terms such as issuer, interest rate and terms of underlying mortgages. The Company records TBAs on the trade date utilizing information associated with the specified terms of the transaction as opposed to the specific mortgages. TBAs are carried at fair value and begin earning interest on the settlement date. Gains or losses may occur due to the fact that the actual underlying mortgages received may be more or less favorable than those anticipated by the Company.

At times, the Company may enter into TBA contracts as a means of investing in and financing Agency RMBS via “dollar roll” transactions.  TBA dollar roll transactions involve moving the settlement of a TBA contract out to a later date by entering into an offsetting short position (referred to as a “pair off”), net settling the paired off positions for cash, and simultaneously purchasing a similar TBA contract for a later settlement date.  The Company records such pair offs on a gross basis such that there is a sale of the original TBA and a subsequent purchase of a new TBA. The Agency RMBS purchased at the forward settlement date are typically priced at a discount to securities for settlement in the current month.
Investment Valuation
The Company has a pricing committee responsible for establishing valuation policies and procedures, as well as approving valuations at a monthly pricing meeting. The pricing committee is composed of individuals from the accounting team, the investment team and senior management.
Agency RMBS, Agency Debentures and U.S. Treasuries are generally valued based on prices provided by third party services, as derived from such services’ pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and asked prices, broker quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may also use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security.
We generally value interest rate swaps and caps using prices provided by broker quotations. Such broker quotations are based on the present value of fixed and projected floating rate cash flows over the term of the swap contract. Future cash flows are discounted to their present value using swap rates provided by electronic data services or by brokers. No credit valuation adjustments were made in determining the fair value of the Company's interest rate swaps and caps.
Fair values of long-lived assets, including real estate, are primarily derived internally, and are based on inputs observed from sales transactions of similar assets. For real estate, fair values are based on discounted cash flow estimates which reflect current and projected lease profiles and available industry information about capitalization rates and expected trends in rents and occupancy.
All valuations we receive from third party pricing services or broker quotes are non-binding. We review all prices. To date, the Company has not adjusted any of the prices received from third party pricing services or brokers. Our pricing review includes comparisons of similar market transactions, alternative third party pricing services and broker quotes, or comparisons to a pricing model. To ensure the proper fair value hierarchy, the Company reviews the third party pricing services' methodology periodically to understand whether observable or unobservable inputs are being used.
Interest Income
We record interest income and expense on an accrual basis. We accrue interest income based on outstanding principal amount of the securities and their contractual terms. We amortize premium and accretion of discount using the yield to maturity method, and are accretive to or a reduction of interest income from Agency RMBS in the Company's consolidated statements of operations. The Company does not estimate prepayments when calculating the yield to maturity on Agency RMBS. The amount of premium or discount associated with a prepayment is recorded through interest income from Agency RMBS on our consolidated statements of operations as it occurs.
Repurchase Agreements
Repurchase agreements are borrowings collateralized by the Company’s Agency RMBS and U.S. Treasuries and carried at their amortized cost, which approximates their fair value due to their short-term nature (generally 30-90 days). The Company’s repurchase agreement counterparties are institutional dealers in fixed income securities. Collateral under repurchase agreements is valued daily and counterparties may require additional collateral when the fair value of the collateral declines. Counterparties have the right to sell or repledge collateral pledged under repurchase agreements.
Interest Rate Swap and Cap Contracts
The Company uses interest rate swaps and interest rate caps to hedge a portion of its exposure to market risks, including interest rate risk, credit risk and extension risk. The objective of our risk management strategy is to reduce fluctuations in stockholders’ equity over a range of interest rate scenarios. In particular, we attempt to mitigate the risk of the cost of our variable rate liabilities increasing during a period of rising interest rates.

During the term of an interest rate swap or cap, the Company makes or receives periodic payments and records unrealized gains or losses as a result of marking the swap and cap to their fair value. When the Company terminates a swap or cap, we record a realized gain or loss equal to the difference between the proceeds from (or cost of) the closing transaction and the Company’s cost basis in the contract, if any. We report the periodic payments and amortization of premiums on cap contracts under interest expense in the consolidated statements of operations. Swaps involve a risk that interest rates will move contrary to the Company’s expectations, thereby increasing the Company’s payment obligation.
The Company's interest rate swap and cap contracts are subject to master netting arrangements. The Company is exposed to credit loss in the event of non-performance by the counterparty to the swap or cap limited to the fair value of collateral posted in excess of the fair value of the contract in a net liability position and the shortage of the fair value of collateral posted for the contract in a net asset position. As of June 30, 2014 and December 31, 2013, the Company did not anticipate non-performance by any counterparty. Should interest rates move unexpectedly, the Company may not achieve the anticipated benefits of the interest rate swap or cap and may realize a loss.

While the Company’s derivative agreements generally permit for netting or setting off derivative assets and liabilities with the counterparty, the Company reports related assets and liabilities on a gross basis in our consolidated balance sheets. Derivative instruments in a gain position are reported as derivative assets at fair value and derivative instruments in a loss position are reported as derivative liabilities at fair value in our consolidated balance sheets. We record changes in fair value of our derivative instruments in net unrealized gain (loss) on swap and cap contracts in our consolidated statements of operations. Cash receipts and payments related to derivative instruments are classified in our consolidated statements of cash flows in accordance with U.S. GAAP in both the operating and investing activities sections in the Company’s consolidated statement of cash flows.
Income Taxes
The Company has elected to be taxed as a REIT under the Code.  The Company will generally not be subject to federal income tax to the extent that it distributes 90% of its taxable income, after application of available tax attributes, within the time limits prescribed by the Code and as long as it satisfies the ongoing REIT requirements including meeting certain asset, income and stock ownership tests.
Earnings Per Share (“EPS”)
We compute basic EPS using the two class method by dividing net income (loss), after adjusting for the impact of unvested stock awards deemed to be participating securities, by the weighted average number of common shares outstanding calculated excluding unvested stock awards. We compute diluted EPS by dividing net income (loss), after adjusting for the impact of unvested stock awards deemed to be participating securities, by the weighted average number of common shares outstanding calculated excluding unvested stock awards, giving effect to common stock options and warrants, if they are not anti-dilutive. See Note 10, “Earnings Per Share” for EPS computations.

3. INVESTMENTS IN SECURITIES AND OTHER ASSETS
In accordance with the discontinuation of investment company accounting under ASC 946, the Company was required to add the available-for-sale disclosures into this note. Those disclosures include (i) the table disclosing the amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments, (ii) the table showing the gross gains and gross losses upon the sale of available-for-sale securities, and (iii) the table disclosing the unamortized premium and unamortized discount on available-for-sale securities. See Note 2, “Significant Accounting Policies” for more information on the impacts of the discontinuation of ASC 946.
The available-for-sale portfolio consisted of the following as of June 30, 2014 and December 31, 2013 (in thousands):

June 30, 2014
Asset Type	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Fannie Mae Certificates
Fixed Rate	$8,714,081	$(4,605)	$171,828	$8,881,304
ARMs	1,388,541	(17,138)	4,610	1,376,013
Total Fannie Mae	10,102,622	(21,743)	176,438	10,257,317
Freddie Mac Certificates
Fixed Rate	1,116,714	—	25,305	1,142,019
ARMs	520,678	(8,969)	1,476	513,185
Total Freddie Mac	1,637,392	(8,969)	26,781	1,655,204
Ginnie Mae Certificates
Fixed Rate	150,538	—	2,418	152,956
ARMs	78,736	—	2,385	81,121
Total Ginnie Mae	229,274	—	4,803	234,077
U.S. Treasuries	2,045,584	(2,005)	6,984	2,050,563
Other Investments	6,945	—	—	6,945
Total	$14,021,817	$(32,717)	$215,006	$14,204,106

December 31, 2013
Fannie Mae Certificates
Fixed Rate	$10,629,503	$(72,295)	$45,660	$10,602,868
ARMs	1,439,379	(27,277)	2,796	1,414,898
Total Fannie Mae	12,068,882	(99,572)	48,456	12,017,766
Freddie Mac Certificates
Fixed Rate	1,055,991	(7,083)	6,231	1,055,139
ARMs	554,395	(15,701)	1,334	540,028
Total Freddie Mac	1,610,386	(22,784)	7,565	1,595,167
Ginnie Mae Certificates
Fixed Rate	158,792	(500)	—	158,292
ARMs	85,211	—	2,412	87,623
Total Ginnie Mae	244,003	(500)	2,412	245,915
Other Investments	6,945	—	—	6,945
Total	$13,930,216	$(122,856)	$58,433	$13,865,793

The following table presents the gross unrealized loss and fair values of our available-for-sale Agency RMBS by length of time that such securities have been in a continuous unrealized loss position as of June 30, 2014 and December 31, 2013 (in thousands):

	Unrealized loss positions for
	Less than 12 Months		Greater than 12 months		Total
As of	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
June 30, 2014	$1,065,846	$(2,032)	$1,801,145	$(30,685)	$2,866,991	$(32,717)
December 31, 2013	$8,415,016	(107,019)	408,348	(15,837)	8,823,364	(122,856)
The following table is a summary of our net gain (loss) from the sale of available-for-sale investments for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Available-for-sale investments, at cost	$6,380,082	$17,265,950	$14,151,496	$28,773,540
Proceeds from available-for-sale investments sold	6,413,200	17,054,532	14,201,284	28,608,802
Net gain on sale of available-for-sale investments	33,118	(211,418)	49,788	(164,738)

Gross gain on sale of available-for-sale investments	40,495	69,376	91,637	136,393
Gross loss on sale of available-for-sale investments	(7,377)	(280,794)	(41,849)	(301,131)
Net gain on sale of available-for-sale investments	$33,118	$(211,418)	$49,788	$(164,738)
The components of the carrying value of available-for-sale securities at June 30, 2014 and December 31, 2013 are presented below. The premium purchase price is due to the average coupon interest rates on these investments being higher than prevailing market rates, and conversely, the discount purchase price is due to the average coupon interest rates on these investments being lower than prevailing market rates.

(in thousands)	June 30, 2014	December 31, 2013
Principal balance	$13,655,088	$13,581,742
Unamortized premium	373,348	351,476
Unamortized discount	(6,618)	(3,002)
Gross unrealized gains	215,006	58,433
Gross unrealized losses	(32,717)	(122,856)
Fair value	$14,204,107	$13,865,793
As of June 30, 2014, the weighted average coupon interest rate on the Company's Agency RMBS and U.S. Treasuries was 3.32% and 1.35%, respectively. As of December 31, 2013, the weighted average coupon interest rate on the Company's Agency RMBS was 3.30%. Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of June 30, 2014, the range of final contractual maturity of the Company’s Agency RMBS portfolio is between 2024 and 2044. As of June 30, 2014, the final maturity of the Company's U.S. Treasuries was between 2017 and 2019.
Credit Risk
Because the Company owns principally Agency RMBS and U.S. Treasuries, it continued to have minimal exposure to credit losses on its investment securities assets at June 30, 2014 and December 31, 2013. The payment of principal and interest on Agency RMBS is guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. On August 5, 2011, Standard & Poor’s downgraded the U.S. government’s credit rating for the first time to AA+, and Fitch Ratings Inc.'s announced on October 15, 2013 that it had placed the U.S. government's credit rating on negative watch. Because Fannie Mae and Freddie Mac are in conservatorship of the U.S. government, the implied credit ratings of Agency RMBS guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae were also downgraded to AA+. While the conservatorship, downgrade and negative watch did not have a significant impact on the fair value of the Agency RMBS in the Company’s portfolio, it increased the uncertainty regarding the credit risk of Agency RMBS.

4. INVESTMENTS IN INTEREST RATE SWAP AND CAP CONTRACTS
In order to mitigate our interest rate exposure, the Company enters into interest rate swap and cap contracts. The Company had the following activity in interest rate swap and cap transactions during the three and six months ended June 30, 2014 and 2013 (in thousands):

Three and Six Months Ended June 30, 2014			Three and Six Months Ended June 30, 2013
Trade Date	Transaction	Notional	Trade Date	Transaction	Notional
February 2014	Terminated	$(500,000)	February 2013	Opened	$1,500,000
April 2014	Terminated	$(1,100,000)	March 2013	Terminated	$(500,000)
April 2014	Opened	$500,000	March 2013	Opened	$1,200,000
May 2014	Terminated	$(300,000)	April 2013	Opened	$500,000
May 2014	Opened	$300,000	May 2013	Opened	$500,000
June 2014	Terminated	$(550,000)	May 2013	Matured	$(100,000)
June 2014	Opened	$1,200,000	June 2013	Terminated	$(700,000)
Net Decrease		$(450,000)	June 2013	Matured	$(300,000)
			Net Increase		$2,100,000
As of June 30, 2014 and December 31, 2013, the Company had pledged Agency RMBS and U.S. Treasuries with a fair value of $63.4 million and $63.0 million, respectively, as collateral on interest rate swap and cap contracts. As of June 30, 2014, the Company had Agency RMBS and U.S. Treasuries of $141.5 million and cash of $11.4 million pledged to it as collateral for its interest rate swap and cap contracts. As of December 31, 2013, the Company had Agency RMBS and U.S. Treasuries of $211.4 million and cash of $37.9 million pledged to it as collateral for its interest rate cap contracts. Below is a summary of our interest rate swap and cap contracts open as of June 30, 2014 and December 31, 2013 (in thousands):

Derivatives not designated as hedging instruments under ASC 815
Interest Rate Swap Contracts	Notional Amount	Fair Value	Consolidated Balance Sheets
June 30, 2014	$2,700,000	$(19,799)	Derivative liabilities, at fair value
June 30, 2014	4,550,000	33,532	Derivative assets, at fair value
December 31, 2013	2,050,000	(29,458)	Derivative liabilities, at fair value
December 31, 2013	4,250,000	61,004	Derivative assets, at fair value

Interest Rate Cap Contracts	Notional Amount	Fair Value	Consolidated Balance Sheets
June 30, 2014	$2,500,000	$131,955	Derivative assets, at fair value
December 31, 2013	3,900,000	234,703	Derivative assets, at fair value

The following table presents information about the net realized and unrealized gain and loss on swap and cap contracts for the three and six months ended June 30, 2014 and 2013 on the Company's interest rate swap and cap contracts not designated as hedging instruments under ASC 815 (in thousands):

		Amount Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Type	Location of Gain or (Loss) Recognized in Income on Derivative	2014	2013	2014	2013
Interest rate swaps and caps	Net realized gain (loss) on termination of swap and cap contracts	$(6,004)	$7,329	$(15,327)	$15,959
Interest rate swaps and caps	Net unrealized gain (loss) on swap and cap contracts	(65,181)	215,546	(81,421)	238,963
Interest rate swaps and caps	Total recognized in income on derivatives	$(71,185)	$222,875	$(96,748)	$254,922

5. REPURCHASE AGREEMENTS
The Company leverages its portfolio through borrowings under repurchase agreements. Each of the Company's borrowings under repurchase agreements bear interest at floating rates based on a spread above or below the LIBOR. The fair value of borrowings under repurchase agreements approximates their carrying amount due to the short-term nature of these financial instruments.
Certain information with respect to the Company’s borrowings under repurchase agreements is summarized in the following table. Each of the borrowings listed is contractually due in one year or less.

(in thousands)	June 30, 2014	December 31, 2013
Outstanding repurchase agreements	$9,873,837	$11,206,950
Interest accrued thereon	$3,838	$7,204
Weighted average borrowing rate	0.30%	0.41%
Weighted average remaining maturity (in days)	39	40
Fair value of the collateral(1)	$10,292,253	$11,760,720
 __________________

(1)	Collateral for repurchase agreements consisted of Agency RMBS and U.S. Treasuries.
At June 30, 2014 and December 31, 2013, the Company did not have any borrowings under repurchase agreements where the amount at risk with an individual counterparty exceeded 10% of stockholders' equity.
6. COMMITMENTS AND CONTINGENCIES
The Company enters into certain contracts that contain a variety of indemnifications, principally with broker dealers. As of June 30, 2014 and December 31, 2013, no claims have been asserted under these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2014 and December 31, 2013.
7. PLEDGED ASSETS
Our repurchase agreements and derivative contracts require us to fully collateralize our obligations under the agreements based upon our counterparties' collateral requirements and their determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In addition, obligations under our derivative agreements will typically vary over time based on similar factors as well as the remaining term of the derivative contract. We are also typically required to post initial margin ("IM") upon execution of derivative transactions, such as interest rate swaps and caps. If we breach any of these provisions, we will be required to fully settle our obligations under the agreements, which could include a forced liquidation of our pledged collateral.
Our repurchase agreement and derivative counterparties also apply a "haircut" to our pledged collateral, which means our collateral is valued at slightly less than market value and limits the amount we can borrow against our securities. This haircut reflects the underlying risk of the specific collateral and protects the counterparty against a change in its value. Our agreements do not specify the haircut; rather haircuts are determined on an individual transaction basis.

Consequently, the use of repurchase agreements and derivative instruments exposes us to credit risk relating to potential losses that could be recognized in the event that our counterparties fail to perform their obligations under such agreements. We minimize this risk by limiting our repurchase agreement and derivative counterparties to major financial institutions with acceptable credit ratings or to a registered clearinghouse, and we monitor our positions with individual counterparties. In the event of a default by a counterparty we may have difficulty obtaining our assets pledged as collateral to such counterparty and may not receive payments provided for under the terms of our derivative agreements. In the case of centrally cleared instruments, we could be exposed to credit risk if the central clearing agency or a clearing member defaults on its respective obligation to perform under the contract. However, we believe that the risk is minimal due to clearing exchange initial and daily mark to market margin requirements and clearinghouse guarantee funds and other resources that are available in the event of a clearing member default.
Further, each of our International Standard Derivative Association (“ISDA”) agreements contains a cross default provision under which a default under certain of our other indebtedness in excess of a certain threshold causes an event of default under the agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements. Additionally, under certain of our ISDA master agreements, we could be required to settle our obligations under the agreements if we fail to maintain certain minimum stockholders' equity thresholds or our REIT status or if we fail to comply with limits on our leverage above certain specified levels. As of June 30, 2014, the fair value of additional collateral that could be required to be posted as a result of the credit-risk-related contingent features being triggered was not material to our interim consolidated financial statements.
As of June 30, 2014, our amount at risk with any counterparty related to our repurchase agreements was less than 2% of our stockholders' equity, and our amount at risk with any counterparty related to our interest rate swap and cap agreements, excluding centrally cleared swaps, was less than 1% of our stockholders' equity.
Our collateral is generally valued on the basis of prices provided by recognized bond market sources agreed to by the parties. Inputs to the models used by pricing sources may include, but are not necessarily limited to, reported trades, executable bid and asked prices, broker quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. Our master agreements for repurchase transactions contain mostly standard provisions for the valuation of collateral. These agreements typically provide that both the repurchase seller (the borrower) and the repurchase buyer (the lender) value the collateral on a daily basis. Each party uses prices that it obtains from generally recognized pricing sources, or the most recent closing bid quotation from such a source. If the buyer, or the seller, as the case may be, determines that additional collateral is required, it may call for the delivery of such collateral. Under certain of our repurchase agreements, in limited circumstances, such as when a pricing source is not available, our lenders have the right to determine the value of the collateral we have provided to secure our repurchase borrowings. In instances where we have agreed to permit our lenders to make a determination of the value of such collateral, such lenders are expected to act reasonably and in good faith in making such valuation determinations.
Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our repurchase agreements and derivative agreements by type, including securities pledged related to securities purchased or sold but not yet settled, as of June 30, 2014 and December 31, 2013 (in thousands):

June 30, 2014
Assets Pledged to Counterparties	Repurchase Agreements	Derivative Instruments	Forward Settling Trades (TBAs)	Total
Agency RMBS - fair value	$8,257,249	$44,692	$2,629	$8,304,570
U.S. Treasuries - fair value	2,050,562	18,742	—	2,069,304
Accrued interest on pledged	25,016	139	6	25,161
Cash	—	11,220	—	11,220
Total	$10,332,827	$74,793	$2,635	$10,410,255

December 31, 2013
Assets Pledged to Counterparties	Repurchase Agreements	Derivative Instruments	Forward Settling Trades (TBAs)	Total
Agency RMBS - fair value	$11,760,720	$30,988	$12,252	$11,803,960
U.S. Treasuries - fair value	—	32,015	—	32,015
Accrued interest on pledged securities	31,539	93	30	31,662
Cash	—	—	—	—
Total	$11,792,259	$63,096	$12,282	$11,867,637
Assets Pledged from Counterparties
As the estimated fair value of our investment securities pledged as collateral increases due to changes in interest rates or other factors, we may require counterparties to release collateral back to us, which may be in the form of identical securities, similar securities, or cash. As of June 30, 2014 and December 31, 2013, we also had assets pledged to us as collateral under our repurchase and derivative agreements summarized in the tables below (in thousands):

June 30, 2014
Assets Pledged to CYS	Repurchase Agreements	Derivative Instruments	Forward Settling Trades (TBAs)	Total
Agency RMBS - fair value	$6,361	$108,219	$5,102	$119,682
U.S. Treasuries - fair value	9,197	33,315	—	42,512
Accrued interest on pledged securities	131	357	18	506
Cash	150	11,430	12,584	24,164
Total	$15,839	$153,321	$17,704	$186,864

December 31, 2013
Assets Pledged to CYS	Repurchase Agreements	Derivative Instruments	Forward Settling Trades (TBAs)	Total
Agency RMBS - fair value	$—	$163,386	$—	$163,386
U.S. Treasuries - fair value	—	48,036	—	48,036
Accrued interest on pledged securities	—	542	—	542
Cash	—	37,938	—	37,938
Total	$—	$249,902	$—	$249,902
Cash collateral received is recognized in cash with a corresponding amount recognized in payable for cash received as collateral on the accompanying interim consolidated balance sheets.
Offsetting Assets and Liabilities
Repurchase agreements and derivative contracts are entered into by the Company under Master Repurchase Agreements (“MRA”) and ISDA agreements. Pursuant to the terms of the MRA or ISDA agreement, the Company receives or posts securities and/or cash as collateral with a market value that may be in excess of the purchase price to be paid or received by the Company upon the maturity of the transaction. Under repurchase agreements and derivatives, typically the Company and the counterparties are permitted to sell, re-pledge, or use the collateral associated with the transaction. MRA and ISDA agreements may include a provision that permits the Company and/or a counterparty, under certain circumstances, including under defined events of default, to offset payables and/or receivables under transactions entered into pursuant to the terms of an MRA or ISDA agreement with collateral held and/or posted to the counterparty and create one single net payment due to or from the Company. However, bankruptcy or insolvency laws of a particular jurisdiction under which a counterparty may become subject in the event of an MRA or ISDA agreement counterparty’s bankruptcy or insolvency may impose restrictions on or prohibitions against any such right of offset. Upon a bankruptcy or insolvency of an MRA or ISDA agreement counterparty, the Company may be considered an unsecured creditor with respect to excess collateral pledged to the counterparty and, as such, the return of excess collateral may be delayed, the amount returned reduced, or otherwise prohibited, depending on the final determination and outcome of any such bankruptcy or insolvency proceedings. Under U.S. GAAP, if the Company has a valid right of set-off, it may offset the related asset and liability and report the net amount. However, the Company reports amounts subject to its MRA and ISDA agreements in the consolidated balance sheets on a gross basis without regard to such rights of offset.
At June 30, 2014 and December 31, 2013, the Company's derivative assets and liabilities (by type) are as follows (in thousands):

June 30, 2014	Assets	Liabilities
Interest rate swap contracts	$33,532	$19,799
Interest rate cap contracts	131,955	—
Total derivative assets and liabilities in the interim consolidated balance sheet	165,487	19,799
Derivatives not subject to a master netting agreement or similar agreement ("MNA")	5,048	10,268
Total assets and liabilities subject to a MNA	$160,439	$9,531

December 31, 2013	Assets	Liabilities
Interest rate swap contracts	$61,004	$29,458
Interest rate cap contracts	234,703	—
Total derivative assets and liabilities in the interim consolidated balance sheet	295,707	29,458
Derivatives not subject to a MNA	11,188	440
Total assets and liabilities subject to a MNA	$284,519	$29,018

Below is a summary of the Company's assets subject to offsetting provisions (in thousands):

			Gross Amounts Not Offset in the Consolidated Balance Sheet
As of	Description	Amounts of Assets Presented in the Consolidated Balance Sheet	Instruments Available for Offset	Collateral Received(1)	Net Amount(2)
June 30, 2014	Derivative assets	$160,439	$4,014	$144,964	$11,461
December 31, 2013	Derivative assets	284,519	9,237	244,721	30,561
 _________________

(1)	Collateral consists of Agency RMBS, U.S. Treasuries and cash. Excess collateral received is not shown for financial reporting purposes.

(2)	Net amount represents the net amount receivable from the counterparty in the event of default.

Below is a summary of the Company's liabilities subject to offsetting provisions (in thousands):

			Gross Amounts Not Offset in the Consolidated Balance Sheet
As of	Description	Amounts of Liabilities Presented in the Consolidated Balance Sheet	Instruments Available for Offset	Collateral Pledged(1)	Net Amount(2)
June 30, 2014	Derivative liabilities	$9,531	$4,014	$5,517	$—
June 30, 2014	Repurchase agreements	9,873,837	—	9,873,837	—
December 31, 2013	Derivative liabilities	29,018	9,237	19,781	—
December 31, 2013	Repurchase agreements	11,206,950	—	11,206,950	—
 _________________

(1)
Collateral consists of Agency RMBS, U.S. Treasuries and cash. Further detail of collateral pledged on repurchase agreements is disclosed in Note 5. Excess collateral pledged is not shown for financial reporting purposes.

(2)	Net amount represents the net amount payable to the counterparty in the event of default.

8. FAIR VALUE MEASUREMENTS

The Company’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s market assumptions. ASC 820 -- Fair Value Measurements, classifies these inputs into the following hierarchy:
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
Excluded from the tables below are financial instruments carried in the consolidated financial statements at cost basis, which is deemed to approximate fair value, primarily due to the short duration of these instruments, including cash, receivables, payables and borrowings under repurchase arrangements with initial terms of 1 year or less. The fair value of these instruments is determined using level two inputs. The following tables provide a summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands):

June 30, 2014	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Agency RMBS	$—	$12,146,599	$—	$12,146,599
U.S. Treasuries	2,050,563	—	—	2,050,563
Other Investments	—	—	6,945	6,945
Derivative assets	—	165,487	—	165,487
Total	$2,050,563	$12,312,086	$6,945	$14,369,594
Liabilities
Derivative liabilities	$—	$19,799	$—	$19,799

December 31, 2013	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Agency RMBS	$—	$13,858,848	$—	$13,858,848
Other investments	—	—	6,945	6,945
Derivative assets	—	295,707	—	295,707
Total	$—	$14,154,555	$6,945	$14,161,500
Liabilities
Derivative liabilities	$—	$29,458	$—	$29,458
Other investments is comprised of real estate assets. The table below presents a reconciliation of changes in other investments classified as Level 3 in the Company’s interim consolidated financial statements for the three and six months ended June 30, 2014 and 2013.
Fair values of real estate assets are valued based on discounted cash flow models. A discussion of the method of fair valuing these assets is included above in Note 2 “Significant Accounting Policies -- Investments in Securities -- Investment Valuation.” The significant unobservable input used in the fair value measurement is capitalization rates, which the Company estimated to be between 4% and 5% at June 30, 2014 and December 31, 2013.

Level 3 Fair Value Reconciliation

(In thousands)	Six Months Ended June 30,
Other investments	2014	2013
Beginning balance Level 3 assets	$6,945	$19,576
Cash payments recorded as a reduction of cost basis	—	(324)
Change in net unrealized gain (loss)	—	(6,721)
Net sales	—	(12,005)
Net gain (loss) on sales	—	6,419
Transfers into (out of) Level 3	—	—
Ending balance Level 3 assets	$6,945	$6,945

9. SHARE CAPITAL
The Company has authorized 500,000,000 shares of common stock having par value of $0.01 per share. As of June 30, 2014 and December 31, 2013, the Company had issued and outstanding 162,018,790 and 161,650,114 shares of common stock, respectively.
The Company has authorized 50,000,000 shares of preferred stock having a par value of $0.01 per share. As of June 30, 2014 and December 31, 2013, 3,000,000 shares of 7.75% Series A Preferred Stock ($25.00 liquidation preference) were issued and outstanding. As of June 30, 2014 and December 31, 2013, 8,000,000 shares of 7.50% Series B Preferred Stock ($25.00 liquidation preference) were issued and outstanding. The Series A Preferred Stock and Series B Preferred Stock will not be redeemable before August 3, 2017 and April 30, 2018, respectively, except under circumstances where it is necessary to preserve the Company's qualification as a REIT, for federal income tax purposes or the occurrence of a change of control. On or after August 3, 2017 and April 30, 2018, the Company may, at its option, redeem any or all of the shares of the Series A Preferred Stock and Series B Preferred Stock, respectively, at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the respective redemption date. The Series A Preferred Stock and Series B Preferred Stock have no stated maturity and are not subject to any sinking fund or mandatory redemption.
Equity Offerings
On April 30, 2013, the Company closed a public offering of 8.0 million shares of its Series B Preferred Stock, liquidation preference of $25.00 per share, for total net proceeds of approximately $193.5 million, after the underwriting discount and commissions and expenses.

On May 23, 2014, the Company filed an automatically effective shelf registration statement on SEC Form S-3 with the SEC. The Company may offer and sell, from time to time, shares of common stock, preferred stock and debt securities in one or more offerings pursuant to the prospectus that is a part of the registration statement. As of June 30, 2014, the Company had not issued any shares of common stock, preferred stock or debt securities under the prospectus.
Equity Placement Program (“EPP”)
Effective May 15, 2014, the Company terminated that certain Equity Distribution Agreement by and between the Company and JMP Securities LLC (“JMP”), dated as of June 7, 2011 (the “JMP Agreement”), in connection with the expiration of the Company’s prior shelf registration statement on Form S-3. Under the JMP Agreement, the Company could offer and sell, from time to time, up to 15.0 million shares of the Company’s common stock through an “at the market” offering program with JMP. During 2012, the Company sold 11.9 million shares of common stock under the JMP Agreement. For the six months ended June 30, 2014 and 2013, the Company did not sell any shares of common stock under the JMP Agreement.
Dividend Reinvestment and Direct Stock Purchase Plan (“DSPP”)
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of common stock by reinvesting some or all of the cash dividends received on shares of common stock. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. For the six months ended June 30, 2014 and 2013 the Company did not issue any shares under the plan. As of June 30, 2014 and December 31, 2013, there were approximately 4.1 million shares available for issuance under the plan.

Share Repurchase Program
On November 15, 2012, the Company announced that its Board of Directors had authorized the repurchase of shares of the Company’s common stock having an aggregate value of up to $250 million. For the six months ended June 30, 2014, the Company did not make any repurchases. For the six months ended June 30, 2013, the Company repurchased 2.5 million shares with a weighted average purchase price of $10.64 or approximately $26.3 million in the aggregate. As of June 30, 2014 the Company had approximately $134.3 million available for future repurchases. On July 21, 2014, the Company announced that its Board of Directors has authorized the repurchase of shares of the Company's common stock having an aggregate value of up to $250 million, which includes the approximately $134.3 million available for repurchase under the November 2012 authorization. Accordingly, the Company now has $250 million available to repurchase shares of its common stock.
Restricted Stock Awards
For the six months ended June 30, 2014 and 2013, the Company granted 0.4 million and 0.3 million shares of restricted stock, respectively, to certain of its directors, officers and employees.

10. EARNINGS PER SHARE
Components of the computation of basic and diluted EPS were as follows (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$158,381	$(398,286)	$289,068	$(414,489)
Less preferred stock dividends	(5,203)	(3,995)	(10,406)	(5,448)
Net income (loss) available to common shares	153,178	(402,281)	278,662	(419,937)
Less dividends paid:
Common shares	(51,522)	(58,442)	(103,037)	(114,029)
Unvested shares	(324)	(304)	(657)	(589)
Undistributed earnings (loss)	101,332	(461,027)	174,968	(534,555)
Basic weighted average shares outstanding:
Common shares	161,007	173,252	160,972	173,693
Basic earnings (loss) per common share:
Distributed earnings	$0.32	$0.34	$0.64	$0.66
Undistributed earnings (loss)	0.63	(2.66)	1.08	(3.08)
Basic earnings (loss) per common share	$0.95	$(2.32)	$1.72	$(2.42)
Diluted weighted average shares outstanding:
Common shares	161,007	173,252	160,972	173,693
Net effect of dilutive stock options (1)	—	—	—	—
	161,007	173,252	160,972	173,693
Diluted earnings (loss) per common share:
Distributed earnings	$0.32	$0.34	$0.64	$0.66
Undistributed earnings (loss)	0.63	(2.66)	1.08	(3.08)
Diluted earnings (loss) per common share	$0.95	$(2.32)	$1.72	$(2.42)
__________________

(1)
For the three and six months ended June 30, 2014 and 2013, the Company had an aggregate of 131,088 stock options outstanding with a weighted average exercise price of $30.00 that were not included in the calculation of EPS, as their inclusion would have been anti-dilutive. These instruments may have a dilutive impact on future EPS.

11. INVESTMENT COMPANY ACCOUNTING DISCLOSURES
The information in the tables below was required under investment company accounting for which the Company ceased to meet the criteria on January 1, 2014. However, as of December 31, 2013, the Company used investment company financial statement presentation under ASC 946 and the following schedules have been included to comply with ASC 946. See Note 2 for more information.

SCHEDULE OF INVESTMENTS DECEMBER 31, 2013 INVESTMENTS IN SECURITIES – UNITED STATES OF AMERICA

(in thousands)	Face Amount	Fair Value
Fixed Income Securities - 784.0% (c)
Mortgage Pass-Through Agency RMBS - 783.6% (c)
Fannie Mae Pools - 679.5% (c)
2.14%, due 2/1/2043 (a)(b)	$87,600	$87,892
2.15%, due 10/1/2042 (a)(b)	40,103	40,356
2.18%, due 11/1/2042 (a)(b)	29,015	29,160
2.25%, due 10/1/2042 - 11/1/2042 (a)(b)	84,755	85,399
2.33%, due 11/1/2042 (a)(b)	63,251	64,029
2.36%, due 1/1/2043 (a)(b)	83,235	84,181
2.40%, due 9/1/2042 - 10/1/2042 (a)(b)	51,272	51,974
2.41%, due 11/1/2042 (a)(b)	62,378	63,235
2.42%, due 9/1/2042 (a)(b)	19,388	19,677
2.43%, due 7/1/2042 - 1/1/2043 (a)(b)	215,819	219,176
2.44%, due 6/1/2042 (a)(b)	45,301	46,050
2.50%, due 10/1/2042 (a)(b)	76,110	77,442
2.52%, due 10/1/2042 (a)(b)	45,306	46,099
2.57%, due 8/1/2042 (a)(b)	29,496	30,079
2.60%, due 4/1/2042 (a)(b)	31,018	31,707
2.70%, due 6/1/2042 (a)(b)	55,666	57,043
2.78%, due 4/1/2042 (a)(b)	133,381	137,323
2.80%, due 2/1/2042 - 4/1/2042 (a)(b)	84,553	87,096
2.81%, due 2/1/2042 (a)(b)	25,550	26,361
2.84%, due 12/1/2041 (a)(b)	43,963	45,398
3.00%, due 2/1/2027 - 2/1/2029 (a)	4,839,617	4,943,083
3.00%, due 12/1/2037 (a)	51,087	48,558
3.00%, due 10/1/2042 (a)	42,107	39,556
3.05%, due 9/1/2041 (a)(b)	28,001	28,987
3.24%, due 3/1/2041 (a)(b)	11,485	11,969
3.37%, due 5/1/2041 - 8/1/2041 (a)(b)	34,796	36,423
3.50%, due 12/1/2025 - 1/1/2029 (a)	948,463	992,515
3.50%, due 6/1/2042 - 9/1/2043 (a)	1,872,351	1,862,400
3.97%, due 9/1/2039 (a)(b)	7,363	7,842
4.00%, due 1/1/2026 - 4/1/2026 (a)	229,778	243,561
4.00%, due 7/1/2043 - 2/1/2044 (a)	2,106,542	2,169,411
4.50%, due 4/1/2030 - 11/1/2030 (a)	84,730	90,796
4.50%, due 11/1/2041 (a)	200,955	212,988
Total Fannie Mae Pools	11,764,435	12,017,766
Freddie Mac Pools - 90.2% (c)
2.20%, due 2/1/2043 (a)(b)	$28,154	$28,175
2.22%, due 12/1/2042 (a)(b)	42,719	42,887
2.30%, due 11/1/2042 (a)(b)	88,989	89,526

SCHEDULE OF INVESTMENTS DECEMBER 31, 2013 INVESTMENTS IN SECURITIES – UNITED STATES OF AMERICA

(in thousands)	Face Amount	Fair Value
2.43%, due 6/1/2042 (a)(b)	$34,581	$35,224
2.44%, due 4/1/2043 (a)(b)	29,699	29,220
2.46%, due 7/1/2042 (a)(b)	39,112	39,771
2.52%, due 11/1/2042 (a)(b)	36,896	37,560
2.54%, due 7/1/2042 (a)(b)	33,904	34,563
2.55%, due 2/1/2043 (a)(b)	111,565	110,650
2.59%, due 3/1/2042 (a)(b)	29,871	30,638
2.79%, due 12/1/2041 (a)(b)	32,352	33,276
3.31%, due 1/1/2041 (a)(b)	27,151	28,537
3.50%, due 4/1/2026 - 2/1/2027 (a)	130,144	135,772
3.50%, due 5/1/2043 - 7/1/2043 (a)	428,429	425,633
4.00%, due 8/1/2043 - 2/1/2044 (a)	443,680	455,999
4.50%, due 12/1/2024 - 5/1/2025 (a)	35,497	37,736
Total Freddie Mac Pools	1,572,743	1,595,167
Ginnie Mae Pools - 13.9% (c)
3.00%, due 10/20/2028 (a)	154,038	158,293
3.50%, due 7/20/2040 (a)(b)	74,931	78,517
4.00%, due 1/20/2040 (a)(b)	8,650	9,105
Total Ginnie Mae Pools	237,619	245,915
Total Mortgage Pass-Through Agency RMBS (Cost - $13,923,271)	13,574,797	13,858,848
Other Investments - (Cost - $6,945) (d) 0.4% (c)	6,945	6,945
Total Investments in Securities (Cost - $13,930,216)	$13,581,742	$13,865,793

Interest Rate Cap Contracts - 13.3%(c)(e)
Expiration	Cap Rate	Notional Amount	Fair Value
10/15/2015	1.43%	$300,000	$164
11/8/2015	1.36%	200,000	145
5/23/2019	2.00%	300,000	12,853
6/1/2019	1.75%	300,000	14,679
6/29/2019	1.50%	300,000	16,539
7/2/2019	1.50%	300,000	16,970
7/16/2019	1.25%	500,000	31,335
3/26/2020	1.25%	500,000	41,322
3/30/2020	1.25%	700,000	57,785
5/20/2020	1.25%	500,000	42,911
Total Interest Rate Cap Contracts (Cost, $137,117)		$3,900,000	$234,703

SCHEDULE OF INVESTMENTS DECEMBER 31, 2013 INVESTMENTS IN SECURITIES – UNITED STATES OF AMERICA

(in thousands)
Interest Rate Swap Contracts - 1.8%(c)(e)
Expiration	Pay Rate	Notional Amount	Fair Value
2/14/2015	2.15%	$500,000	$(10,255)
6/2/2016	1.94%	300,000	(9,526)
12/19/2016	1.43%	250,000	(4,255)
4/24/2017	1.31%	500,000	(4,982)
7/13/2017	0.86%	750,000	6,583
9/6/2017	0.77%	250,000	3,755
9/6/2017	0.77%	500,000	7,407
9/6/2017	0.77%	250,000	3,804
11/7/2017	1.11%	500,000	3,240
11/29/2017	0.87%	500,000	8,136
2/21/2018	1.02%	500,000	7,948
2/27/2018	0.96%	500,000	9,226
4/25/2018(f)	1.01%	500,000	10,905
8/15/2018	1.65%	500,000	(440)
Interest Rate Swap Contracts (Cost, $0)		$6,300,000	$31,546
 __________________

(a)	Securities or a portion of the securities are pledged as collateral for repurchase agreements or interest rate swap contracts or forward settling transactions.

(b)	The coupon rate shown on floating or adjustable rate securities represents the rate at December 31, 2013.

(c)	Percentage of stockholders' equity.

(d)	Comprised of investments that were individually less than 1% of stockholders' equity.

(e)
The Company’s interest rate swap contracts receive a floating rate set quarterly to three month LIBOR. Interest rate caps receive a floating rate quarterly in the amount of three month LIBOR that is in excess of the cap rate.

(f)	The interest rate swap effective date is April 25, 2014, and it does not accrue any income or expense until that date.

FINANCIAL HIGHLIGHTS
In accordance with financial reporting requirements applicable to investment companies, the Company has included below certain financial highlight information for the three and six months ended June 30, 2013:

	Per Common Share
	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
Net asset value, beginning of period	$12.87		$13.31
Net income (loss):
Net investment income	0.36	(a)	0.66	(a)
Net gain (loss) from investments and swap and cap contracts	(2.64)	(a)	(3.03)	(a)
Net income (loss)	(2.28)		(2.37)
Dividends on preferred stock	(0.02)	(a)	(0.03)	(a)
Net income (loss) available to common shares	(2.30)		(2.40)
Capital transactions:
Distributions to common stockholders	(0.34)		(0.66)
Issuance/Repurchase of common and preferred shares and amortization of share based compensation	(0.03)	(a)	(0.05)	(a)
Net decrease in net asset value from capital transactions	(0.37)		(0.71)
Net asset value, end of period	$10.20		$10.20
Net asset value total return (%)(d)	(18.10)%	(b)	(18.41)%	(b)
Market value total return (%)	(18.65)%	(b)	(16.96)%	(b)
Ratios to Average Net Assets
Expenses before interest expense	0.98%	(c)	0.96%	(c)
Total expenses	3.40%	(c)	3.44%	(c)
Net investment income	10.66%	(c)	9.77%	(c)
 __________________

(a)
Calculated based on average shares outstanding during the period. Average shares outstanding include vested and unvested restricted shares and differs from weighted average shares outstanding used in calculating EPS (see Note 3, "Investments in Securities and Other Assets").

(b)	Not computed on an annualized basis.

(c)	Computed on an annualized basis.

(d)	May also be referred to as common book value total return.

12. SUBSEQUENT EVENTS
On July 1, 2014, an aggregate of 16,646 shares of restricted common stock were granted to certain directors as a portion of their compensation for serving on the Company’s Board of Directors.
On July 21, 2014, the Company announced that its Board of Directors has authorized the repurchase of shares of the Company's common stock having an aggregate value of up to $250 million, which includes the approximately $134.3 million available for repurchase under the November 2012 authorization. Accordingly, the Company now has $250 million available to repurchase shares of its common stock.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

CYS Investments, Inc. (the "Company", "we", "us", and "our,") is a specialty finance company created with the objective of achieving consistent risk-adjusted investment income. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the reader of the Company’s consolidated financial statements and accompanying notes with a narrative from management to provide its perspective on the business underlying those financial statements and its financial condition and results of operations during the periods presented. The Company’s MD&A is comprised of five sections:

•	Executive Overview

•	Financial Condition

•	Results of Operations

•	Liquidity and Capital Resources, and

•	Forward-Looking Statements
The following discussion should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in Item 1 of this Quarterly Report on SEC Form 10-Q, as well as our Annual Report on SEC Form 10-K for the fiscal year ended December 31, 2013, filed on February 14, 2014.

Executive Overview
We seek to achieve our objective of consistent risk-adjusted investment income by investing, on a leveraged basis, in agency residential mortgage backed securities (“Agency RMBS”) and debt securities issued by the United States Department of Treasury (“U.S. Treasuries”). These investments consist of residential mortgage pass-through securities for which the principal and interest payments are guaranteed by a government-sponsored enterprise, such as the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or by a U.S. government agency, such as the Government National Mortgage Association ("Ginnie Mae") (collectively referred to as government sponsored entities, or "GSEs"). In addition, our investment guidelines permit investments in collateralized mortgage obligations issued by a government agency or government sponsored entity that are collateralized by Agency RMBS (“CMOs”), debt securities issued by a government agency or GSE that are not backed by collateral but, in the case of the government agency, are backed by the full faith and credit of the U.S. government and, in the case of the GSE, are backed by the full faith and credit of the issuer (“U.S. Agency Debentures”). We commenced operations in February 2006, and completed our initial public offering in June 2009. Our common stock, our 7.75% Series A Cumulative Redeemable Preferred Stock, $25.00 liquidation preference (the "Series A Preferred Stock"), and our 7.50% Series B Cumulative Redeemable Preferred Stock, $25.00 liquidation preference (the "Series B Preferred Stock"), trade on the New York Stock Exchange under the symbols “CYS,” "CYS PrA" and "CYS PrB," respectively.
We earn income from our investment portfolio currently comprised principally of Agency RMBS and U.S. Treasuries. We currently fund our investments primarily through borrowings under repurchase agreements. We use leverage to seek to enhance our returns. Our net interest income is generated primarily from the net spread, or difference, between the interest income we earn on our investment portfolio and the cost of our borrowings and hedging activities. The amount of net interest income we earn on our investments depends in part on our ability to control our financing costs, which comprise a significant portion of our operating expenses. Although we leverage our portfolio investments in Agency RMBS to seek to enhance our potential returns, leverage also may exacerbate losses.
While we use hedging to mitigate some of our interest rate risk, we do not hedge all of our exposure to changes in interest rates. This is because there are practical limitations on our ability to insulate our portfolio from all potential negative consequences associated with changes in interest rates in a manner that will allow us to achieve attractive spreads on our portfolio.
In addition to investing in issued pools of Agency RMBS, we regularly utilize forward settling transactions, including forward settling purchases of Agency RMBS where the pool is “to-be-announced” (“TBA”). Pursuant to a TBA, we agree to purchase, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. For our other forward settling transactions, we agree to purchase, for future delivery, Agency RMBS. However, unlike our TBAs, these forward settling transactions reference an identified Agency RMBS.
We have elected to be taxed as a real estate investment trust ("REIT") and have complied with, and intend to continue to comply with, the provisions of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), with respect thereto. Accordingly, we generally do not expect to be subject to federal income tax on our REIT taxable income that we currently distribute to our stockholders if certain asset, income and ownership tests and recordkeeping requirements are fulfilled. Even if we maintain our qualification as a REIT, we may be subject to some federal, state and local taxes on our income.
Investing Strategy
Our investment strategy is designed to:

•	build an investment portfolio consisting primarily of Agency RMBS that generates risk-adjusted investment income;

•	manage financing, interest and prepayment rate risks;

•	capitalize on discrepancies in the relative valuations in the Agency RMBS market;

•	manage cash flow so as to provide for regular quarterly distributions to stockholders;

•	limit credit risk;

•	minimize the impact that changing interest rates have on our net investment income and net asset value;

•	opportunistically invest in other assets within our investment guidelines;

•	cause us to maintain our qualification as a REIT; and

•	cause us to remain exempt from the registration requirements of the Investment Company Act of 1940, as amended (the "Investment Company Act").
Because our investments vary in interest rate, prepayment speed and maturity, the leverage or borrowings that we employ to fund our asset purchases are not exactly matched to the terms or performance of our assets. Based on our experience, because our assets are not match funded, such assets’ market prices may change more slowly than the corresponding liabilities. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Decreases in these short-term rates will tend to increase our net income and the market value of our assets, while increases in these rates will tend to decrease our net income and the market value of our assets and could possibly result in operating losses. Our approach to managing our investment portfolio is to take a longer term view of assets and liabilities, such that our net income and mark-to-market valuations at the end of a financial reporting period will not significantly influence our strategy of maximizing cash distributions to stockholders and achieving capital appreciation over the long-term.
Financing Strategy
We use leverage to finance a portion of our Agency RMBS portfolio and to seek to increase potential returns to our stockholders. Our use of leverage may, however, also have the effect of increasing losses when securities in our portfolio decline in value. Generally, we expect our leverage to be between five and ten times. Given recent actions and guidance provided by the U.S. Federal Reserve (the "Fed") about the future path of the Federal Funds Target Rate ("Fed Funds Rate"), their goal of reducing asset purchases, the heightened interest-rate volatility that these policy changes have created, and may likely continue to create, and current market conditions, we currently expect our leverage to remain in the lower end of this range. Our leverage varies from time to time depending on many factors and conditions, including the short-term changes in the market value of our assets and net asset value and other factors management assesses, analyzes and deems relevant. At June 30, 2014, our portfolio leverage ratio (calculated by dividing (i) our repurchase agreements balance plus payable for securities purchased minus receivable for securities sold by (ii) stockholders' equity) was approximately 6.35 to 1, down from 6.97 to 1 at December 31, 2013.
We currently finance our Agency RMBS investments using borrowings under repurchase agreements with a diversified group of commercial and investment banks. Using repurchase agreements, we are able to borrow against the value of our assets. Under these agreements, we sell our assets to a counterparty and agree to repurchase the same assets from the counterparty at a price equal to the original sales price plus an interest factor. If the market value of the securities sold by us to a counterparty declines, we may be required by the counterparty to provide additional collateral, which is commonly referred to as a margin call. Our borrowings under repurchase agreements are accounted for as debt for purposes of U.S. generally accepted accounting principles (“U.S. GAAP”) and secured by the underlying assets. During the period of a borrowing transaction under a repurchase agreement, we are entitled to and receive the principal and interest payments on the related assets. We maintain formal relationships with numerous counterparties that are broker/dealers and commercial and investment banks for the purpose of obtaining financing on favorable terms and to mitigate counterparty credit risk. As a borrower, we are subject to margin calls from counterparties if the value of the collateral that we have posted has declined below the haircut level, which may occur due to prepayments of the mortgages causing the face value of the mortgage pool provided as collateral to the counterparty to decline or when the value of the mortgage pool provided as collateral declines as a result of interest rate movements or spread widening. In the future, we may utilize other financing techniques, which may include, but not necessarily be limited to, the issuance of common stock, secured or unsecured debt, or preferred stock.
Hedging Strategy
We engage in interest rate hedging activities intended to mitigate changes in interest rates that we expect would impair our ability to continue to finance assets we own at favorable rates. Our hedging techniques are also used in an attempt to protect us against declines in the market value of our assets that result from general trends in debt markets. Our interest rate hedging methods have historically consisted of interest rate swaps (a contract exchanging a variable rate for a fixed rate, or vice versa), including cancelable interest rate swaps (swaps that may be canceled at one party’s option before the swap expires), and interest rate caps (a contract protecting against a rise in interest rates above a fixed level). In the future, our interest rate hedging methods are likely to continue to consist of interest rate swaps, including cancelable interest rate swaps, and interest rate caps, but may also include interest rate floors (a contract protecting against a decline in interest rates below a fixed level), interest rate collars (a combination of caps and floors), Eurodollar and U.S. Treasury futures and other interest rate and non-interest rate derivative instruments or contracts.

We enter into interest rate swap agreements to offset the potential adverse effects of rising interest rates on certain short-term repurchase agreements. Our borrowings under repurchase agreements generally carry interest rates that correspond to the London Interbank Offered Rate (“LIBOR”) for the borrowing periods. Historically, we have sought to enter into interest rate swap agreements structured such that we receive payments based on a variable interest rate and make payments based on a fixed interest rate. The variable interest rate on which payments are received is calculated based on various reset mechanisms for LIBOR. Additionally, we have entered into interest rate cap agreements structured such that we receive payments based on a variable interest rate being above a fixed cap interest rate. The variable interest rate on which payments are received on interest rate caps is also calculated based on various reset mechanisms for LIBOR. Our interest rate swap and cap agreements effectively fix or cap our borrowing cost and are not held for speculative or trading purposes. We only enter into interest rate swap and cap agreements related to financing for Agency RMBS collateralized by hybrid ARMs and fixed rate mortgage loans.
Recent Activity
The Company has taken several steps to address the changing Agency RMBS market environment. First, with the Fed continuing to taper its purchases of RMBS assets, we anticipate pricing and supply of Agency RMBS will become more attractive in the second half of 2014, and have prepared the Company’s balance sheet to take advantage of this prospect. Specifically, we reduced our Agency RMBS holdings from $13.9 billion as of December 31, 2013 to $12.2 billion as of June 30, 2014 (well below peak holdings of $20.3 billion at May 31, 2013), and added $2.1 billion of U.S. Treasuries. Second, the Company repositioned the portfolio from December 31, 2013 to June 30, 2014 by reducing its Agency RMBS book backed by 30-year mortgages in order to reduce its duration gap. Finally, the Company entered into two swap agreements cancelable in June 2015, in order to be positioned to take advantage of potential movements in interest rates. Subsequent to June 30, 2014, we sold approximately $500 million of three-year and $650 million of five-year U.S. Treasuries, and replaced them with $1.4 billion of higher yielding Agency RMBS mostly backed by 30 year mortgages.

Trends and Recent Market Activity -- Interest Rate and Other Macroeconomic Trends
Communications by the Fed about the future course of monetary policy in the U.S. (the Fed has termed this messaging "Forward Rate Guidance") has had an important impact on interest rates in 2013 and 2014. In 2013, as the Fed issued Forward Rate Guidance that it would end asset purchases by the end of 2014 and commence a process towards interest rate normalization, the yield curve repriced to reflect this guidance. Details of the Fed's tapering activity is included in "-- Government Activity" below. As 2014 began, the impact of a severe winter and economic growth well below potential caused the markets to reassess the Fed’s forecasts and predict delays in rate hikes. Indeed, over the past several years, the Fed’s economic forecasts have consistently overestimated potential gross domestic product ("GDP") growth as well as inflation. Domestic economic performance for the first two quarters of 2014 has once again been below the Fed’s forecasts. This has caused the markets to push out its expectations for the future path of monetary policy. Additionally, the markets seem to have re-assessed the consensus for the end point of the Fed Funds Rate once the tightening cycle begins. Notably, the financial markets appear to be expecting U.S. GDP growth in the 2%-3% range versus the Fed’s forecast of 4%, and inflation in the 1% - 2% range versus the Fed’s forecast of 2%. As the markets repriced for this new forecast, the long end of the yield curve moved to about 2.6%, creating a flattening in the yield curve. While short-term rates declined slightly in the first quarter of 2014, they steadied in the second quarter of 2014. The majority of the repricing occurred in the 10 year to 30 year portion of the yield curve.
Despite the fall in U.S. longer-term interest rates, U.S. government bond yields are high relative to government bond yields of other industrialized countries. For example, at June 30, 2014, 10 year Federal Republic of Germany bonds yielded 1.24%, fully 129 basis points ("bps") lower than 10 year U.S. Treasuries. The low yields available around the world have pushed global investors into U.S. bond markets. These pressures are unlikely to subside any time soon as global economic performance remains below potential and inflation risks continue to appear low. In some industrialized countries, deflation continues to be a bigger threat than inflation and this has caused some foreign central banks to be highly accommodative.
These factors and many others have pushed the long end of the yield curve lower with the yield of 10 Year U.S. Treasuries decreasing 50 bps since December 31, 2013 to 2.53% at June 30, 2014. The following is a graph of the yield curve at December 31, 2013, March 30, 2014 and June 30, 2014.

U.S. Treasury Yield Curve
%
4.5
4.0
3.5
3.0
2.5
2.0
1.5
1.0
0.5
0.0
3M
6M
1Y
2Y
3Y
5Y
7Y
10Y
30Y
Jun-14
Mar-14
Dec-13

During the second quarter of 2014, the long end of the yield curve continued to flatten compared to 2013; however, the yield curve inside of seven years remained relatively unchanged. As a result, we have benefited from a continuing favorable financing environment.
On June 25, 2014, the U.S. Bureau of Economic Advisers (“BEA”) announced its final revision that first quarter U.S. gross domestic product ("GDP") declined by 2.9%. This compares with a 2.6% rise in GDP in the fourth quarter of 2013, and is the worst quarterly GDP performance since the same period in 2009. Analysts cited the severe winter weather affecting most of the country in that period as the principal underlying cause. The BEA indicated that the decline was also due to a smaller than previously estimated increase in personal consumption and larger than previously estimated decline in exports.  The 2.9% decrease in real GDP reflected the negative contribution from exports as well as declines in private inventory investment both residential and nonresidential fixed investment and lower local government spending. The rate was also negatively impacted by an increase in imports but partially offset by an increase in federal government spending (the first in a year and a half) and in personal consumption. Despite the decline in GDP in the first quarter of 2014, employment and payroll figures for the second quarter of 2014 seem to be showing renewed moderate growth in the U.S. economy. In light of the ongoing recovery in employment and the Fed’s ongoing communications about policy normalization, we believe the prospects for a higher Fed Funds Rate in the next 12 months has increased.  Assuming the Fed’s target for the Fed Funds Rate is somewhere between 1% and 2%, and the current rate is 0.25%, we believe short-term rates may begin to rise by as much as 100 bps in the next 12 months while long-term rates are fairly stable.

In addition, the spread between Agency RMBS and interest rate swaps tightened during the quarter, with the spread between Fannie Mae 30 year par priced securities and five year interest rate swaps tightening 16 bps.

Short-term rates remain low. The table below presents 30-Day LIBOR, 3-Month LIBOR and the Fed Funds Rate at the end of each respective fiscal quarter. The availability of repurchase agreement financing is stable with interest rates between (0.02)% and 0.39% for 30-90 day repurchase agreements at June 30, 2014.

Date	30-Day LIBOR	3-Month LIBOR	Fed Funds Rate
June 30, 2014	0.155%	0.231%	0.25%
March 31, 2014	0.152%	0.231%	0.25%
December 31, 2013	0.168%	0.246%	0.25%
September 30, 2013	0.179%	0.249%	0.25%
June 30, 2013	0.195%	0.273%	0.25%
March 31, 2013	0.204%	0.283%	0.25%
December 31, 2012	0.209%	0.306%	0.25%

-- Investing and Reinvestment Environment
Home sales and new single-family home construction remain slow due to tight mortgage lending rules coming from the Wall Street Reform and Consumer Protection Act ("Dodd-Frank") legislation and bank conservatism in efforts to prevent future mortgage "put-backs". These factors have created a shortage of mortgage origination and new Agency RMBS issuance. The Fed’s asset purchase programs have continued to dominate the Agency RMBS markets and have limited the Company’s investment opportunities in 2014. Year to date, new Agency RMBS issuance is down significantly, and with a lackluster first quarter home selling season, conditions at mid-year are not much improved. We believe there is a period of further price/rate stability for RMBS, with the potential for more gains. We see a favorable supply/demand balance in Agency RMBS as (a) the Fed continues to purchase nearly all of net new issuance despite tapering; and (b) reinvestment of principal paydowns is estimated at $15 billion to $20 billion per month. As the supply of new Agency RMBS continues to slow while the Fed ends its Agency RMBS and U.S. Treasuries purchase program, the markets should be able to absorb the modest net supply of Agency RMBS. This suggests that the yields of Agency RMBS should be relatively stable, until new imbalances emerge. We believe there will be occasional buying opportunities in the second half of 2014. The Company’s balance sheet has ample capacity and liquidity to take advantage of opportunities as they emerge. The strength in the RMBS market is illustrated below by the movement in prices of two securities commonly held in our portfolio. We would not be surprised by some reversal of the strength in the RMBS market in the coming months, and we are positioned to take advantage of opportunities as they arise.

The table below shows potential Agency RMBS investments and their respective net interest margins as of June 30, 2014:

	30 Yr. 4.0%	15 Yr. 3.0%
Asset Yield	3.08%	2.23%
Financing Rate	0.30%	0.30%
Hedge Cost (1)	1.03%	0.58%
Net interest margin	1.75%	1.35%
__________________
(1) Assumed 5 Year and 4 Year Swap Hedge Ratio, respectively	70%	50%
During the three months ended June 30, 2014, the weighted average yield on the Company's purchases of Agency RMBS and U.S. Treasuries was 2.82% and 0.78%, respectively.

-- Agency RMBS Supply Trends

We believe that the supply of Agency RMBS continues to fall behind the potential demand, even with the Fed's taper in place. New Agency RMBS issuance declined steadily throughout 2013 and the first quarter of 2014, and increased slightly in the second quarter of 2014. The charts presented below demonstrate this:

Combined issuance of Agency RMBS by the GSEs in June 2014 was $80 billion which, while an improvement in the quarter, was less than the volume of $82 billion in December 2013, and nearly one-half of the issuances of $154 billion in June 2013. At the same time, the Fed continues to purchase significant quantities of Agency RMBS through at least the end of the third quarter of 2014, albeit at a slower pace, leaving a modest supply for Agency REIT purchasers. While the end of the Fed’s Agency RMBS purchasing program in October 2014 may bode well for the Company’s opportunities in the Agency RMBS market toward the end of 2014, there is still a great deal of uncertainty in the Agency RMBS market as a whole.
One of the principal reasons for the Agency RMBS supply shortage is that single-family home mortgage applications as of June 2014 were down 15% from the same period last year. Also, sales of existing homes were about 6% weaker in the spring of 2014 compared with the same period in 2013 (in May alone, sales were down 5% from the previous year). Buyers are being held back by a number of significant dynamics. One dynamic is that homeowners who refinanced when interest rates were very low now have little incentive to sell, as they would likely have to borrow at higher rates. Almost half of all current mortgaged homeowners obtained financing at rates of less than 4.5%. Another dynamic is joblessness among adults 25 to 34, which is currently among the highest of all age groups. From 2009 to 2012, the employment rate for young adults dipped as low as 73%, compared with 81% in 2001. Currently, the employment rate for that group is about 75%, a factor inhibiting new household formation. A third dynamic is that, in certain markets, investors are driving up house prices ahead of incomes. In areas like Las Vegas and Phoenix, first-time buyers are in competition with institutional investors, who are buying up cheaper homes by the hundreds to turn into rental properties. Last year, strong investor demand helped drive a rise in home prices that was significantly ahead of household income growth. While some leading indicators of mortgage origination, such as employment and payroll figures, showed signs of improvement during the second quarter of 2014, it is still uncertain whether this represents an upward trend or not and if so whether this will improve the environment for mortgage originations and new Agency RMBS issuance. Finally, mortgage originators are inhibited from offering mortgage credit to all but highly qualified borrowers.

-- Agency RMBS Market Volatility Trends

Since October 2013, there has been relatively low volatility in the Agency RMBS market. This lack of volatility has occurred principally due to low RMBS supply, Fed Agency RMBS purchases, and higher yields, which have caused prepayment rates to fall to multi-year lows. The charts below illustrate both the steep drop in refinancing activity since April 2013 coupled with relative refinancing stability since the beginning of 2014, as well as the steep decline of constant prepayment rate ("CPR") rates (for both 15- and 30-year mortgages) from July to September 2013, coupled with relative CPR stability since then. The CPR table below represents the Company's largest holdings of 15 and 30 year Agency RMBS. The CPR of the Company's Agency RMBS portfolio was approximately 10.8% for the month of July 2014.

This lack of volatility has permitted the Company to maintain a diversified portfolio with stable cash flows. There is no way to predict whether this low volatility environment will persist in the second half of 2014 or the effect this will have on the Company’s financial condition and results of operations.

-- Government Activity
In the first quarter and second quarter of 2014, markets continued to adjust to the Fed's tapering policy and ensuing rate-setting activity. Over the course of the first six months of 2014, the Fed's Open Market Committee ("FOMC") indicated that it saw improvement in economic activity and labor market conditions, and began reducing by $5 billion per month its monthly purchases of Agency RMBS and U.S. Treasuries. In March 2014, the FOMC also stated it would continue reinvesting principal payments from its holdings of these securities in Agency RMBS and rolling over maturing U.S. Treasuries at auction. On June 18, 2014, the FOMC reiterated its continued longer-run goals of reaching maximum employment and inflation at 2% before adjusting the target Fed Funds Rate. As of July 2014, the Fed's tapering has reduced to a pace of $15 billion per month of Agency RMBS, and $20 billion of longer-term U.S. Treasuries. In minutes from the FOMC's June 2014 meeting, the Fed indicated that it will end its bond buying program in October 2014.
GSE reform lost momentum in the second quarter of 2014 when a proposed GSE reform bill introduced by Senators Tim Johnson (D-SD) and Mike Crapo (R-ID), the two most senior members of the Senate Banking Committee, the “Johnson-Crapo Bill”, which is generally based on earlier legislation proposed by Senators Bob Corker (R-TN) and Mark Warner (D-VA), while approved by the Committee, failed to secure enough support for the bill to be considered by Congress.  The House Republican leadership continues to favor a very different approach, but it remains to be seen whether this approach will move forward in the legislative process.  As the Federal Housing Finance Agency and both houses of Congress are each working on separate measures intended to dramatically restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac, we expect debate and discussion on the topic to continue throughout the remainder of 2014.  It is unclear which, if any, of these measures will be enacted and, if any are enacted, what the effects would be.

Financial Condition
As of June 30, 2014 and December 31, 2013, the Agency RMBS in our portfolio were purchased at a net premium to their face value due to the average interest rates on these investments being higher than the prevailing market rates at the time of purchase. As of June 30, 2014 and December 31, 2013, we had approximately $373.3 million and $351.5 million, respectively, of unamortized premium included in the cost basis of our investments.
Our Agency RMBS, U.S. Treasuries and Agency Debenture portfolio ("Debt Securities") consisted of the following assets:

(In thousands)				Weighted Average
Coupon	Face Value	Fair Value	Amortized Cost Basis per Face Value	Loan Balance(1)	Loan Age (in months)(1)	3 Month CPR(1)(2)	Duration(3)
June 30, 2014
15 Year Agency Mortgage Securities
3.0%	$3,712,952	$3,862,789	$102.52	$263	13	5.1%	4.31
TBA 3.0%	833,000	865,042	102.97	n/a	n/a	n/a	4.41
3.5%	1,307,882	1,387,134	103.09	231	26	7.8	3.47
4.0%	205,604	220,271	101.27	175	40	15.0	2.74
4.5%	31,008	33,423	102.85	248	53	10.5	1.98
Subtotal	6,090,446	6,368,659	102.66	251	17	6.2	4.08
20 Year Agency Mortgage Securities
4.5%	75,567	82,467	103.01	222	47	22.0	2.20
30 Year Agency Mortgage Securities
TBA 3.5%	229,000	235,471	101.96	n/a	n/a	n/a	6.68
4.0%	1,840,723	1,955,516	103.15	299	10	5.6	5.46
TBA 4.0%	1,253,000	1,329,542	105.07	n/a	n/a	n/a	5.21
4.5%	188,814	204,627	107.00	287	38	8.9	3.14
Subtotal	3,511,537	3,725,156	103.97	298	12	5.9	5.33
Agency Hybrid ARMs
2.6%(4)	1,920,595	1,970,318	103.51	336	25	12.9	3.56
U.S. Treasuries
0.9%	500,000	500,664	100.27	n/a	n/a	n/a	2.85
1.5%	1,550,000	1,549,898	99.63	n/a	n/a	n/a	4.43
	2,050,000	2,050,562	99.78	n/a	n/a	n/a	4.05
Total	$13,648,145	$14,197,162	$102.69	$279	18	7.6%	4.31

December 31, 2013
15 Year Agency Mortgage Securities
3.0%	$4,261,654	$4,354,365	$102.64	$265	7	3.2%	4.60
TBA 3.0%	732,000	747,012	102.69	n/a	n/a	n/a	4.48
3.5%	1,078,606	1,128,285	102.50	269	27	9.7	3.35
4.0%	229,779	243,560	101.31	175	34	16.9	2.82
4.5%	35,497	37,736	102.99	249	47	17.8	1.99
Subtotal	6,337,536	6,510,958	102.58	262	12	5.3	4.30
20 Year Agency Mortgage Securities
4.5%	84,730	90,795	103.07	223	41	16.0	2.68
30 Year Agency Mortgage Securities
3.0%	93,193	88,114	103.90	421	14	3.9	6.72
3.5%	2,300,782	2,288,035	100.58	217	8	3.0	6.98
4.0%	1,775,221	1,827,827	102.91	326	5	3.4	6.39
TBA 4.0%	775,000	797,584	103.64	n/a	n/a	n/a	6.41
4.5%	200,955	212,988	107.07	287	32	11.7	4.33
Subtotal	5,145,151	5,214,548	102.15	269	8	3.6	6.58
Agency Hybrid ARMs
2.6%(4)	2,007,380	2,042,547	103.57	337	19	12.6	3.91
Total	$13,574,797	$13,858,848	$102.57	$277	12	6.0%	5.10

__________________

(1)	TBAs are excluded from this calculation as they do not have a defined weighted average loan balance or age until mortgages have been assigned to the pool.

(2)
The CPR represents the 3 month CPR of the Company’s Agency RMBS held at June 30, 2014 and December 31, 2013. The CPR experienced by the Company during the period may differ. Securities with no prepayment history are excluded from this calculation.

(3)
Duration essentially measures the market price volatility of financial instruments as interest rates change, using DV01 methodology. We generally calculate duration using various third-party financial models and empirical data. Different models and methodologies can produce different duration numbers for the same securities. Source: The Yield Book®.

(4)	Coupon represents the weighted average coupon of Agency Hybrid ARMs.

The Company repositioned its portfolio from December 2013 to June 2014 by reducing its Agency RMBS backed by 30 year mortgages and adding $2.1 billion of U.S. Treasuries. The Company made this adjustment in order to reduce its duration gap, improve its liquidity to better position itself to take advantage of a possible cheapening of the Agency RMBS market in the second half of 2014, as the Federal Reserve continues to taper its asset purchase activities. As of June 30, 2014 and December 31, 2013, our net duration gap was 1.06 and 1.62 years, respectively. Subsequent to June 30, 2014, we sold approximately $500 million of three-year and $650 million of five-year U.S. Treasuries, and replaced them with a net purchase of $1.4 billion in higher yielding Agency RMBS mostly backed by 30 year mortgages.

Hedging Instruments
We engage in interest rate swaps and caps as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for the term of the swap and cap contracts. Below is a summary of our interest rate swaps and caps as of June 30, 2014 and December 31, 2013:

			Weighted Average
June 30, 2014	Number of Contracts	Notional (000's)	Rate	Maturity	Duration	Fair Value (000's)
Interest Rate Swaps	17	$7,250,000	1.34%	August 2018	(3.63)	$13,733
Interest Rate Caps	5	2,500,000	1.28%	January 2020	(3.08)	131,955

December 31, 2013
Interest Rate Swaps	14	$6,300,000	1.17%	July 2017	(3.33)	$31,546
Interest Rate Caps	10	3,900,000	1.40%	May 2019	(2.50)	234,703
The fair value of interest rate swaps and caps is heavily dependent on the current market fixed rate, the corresponding term structure of floating rates (known as the yield curve) as well as the expectation of changes in future floating rates.

We opened six new interest rate swaps in the second quarter of 2014, three five-year swaps and three seven-year swaps (two of the seven-year swaps are cancelable in June 2015). We closed two interest rate swaps and five interest rate caps in the second quarter of 2014 due to shorter maturities and /or higher interest rate cap strike prices in the market. This combination reduced the Company’s exposure to interest rate risk by lengthening the overall duration of the Company's hedges. In addition, the swaps should receive better cash flows than caps if the 3-month LIBOR increases because and increase in the LIBOR will happen long before the cap strike rates would be effective. We believe our new hedges will more effectively position the Company for changes in the market that may occur in what we expect will be an increasingly volatile interest rate market environment during the second half of 2014 and in 2015.

Liabilities
We have entered into repurchase agreements to finance a portion of our assets. Borrowings under these agreements are secured by our assets and bear interest at rates that have historically moved in close relationship to LIBOR. At June 30, 2014 and December 31, 2013, we had liabilities pursuant to repurchase agreements with 30 and 24 counterparties, respectively, which are summarized below:

June 30, 2014			Weighted Average
Original Days to Maturity	Repurchase Agreements Outstanding (000's)	Percentage of Total	Interest Rate	Remaining Days to Maturity	Original Days to Maturity
Agency RMBS
≤ 30 Days	$688,247	7%	0.30%	5	29
> 30 to ≤ 60 Days	522,624	5%	0.32%	14	32
> 60 Days	6,625,442	67%	0.35%	52	104
Subtotal	$7,836,313	79%	0.34%	46	93

U.S. Treasuries
Overnight	$221,618	2%	0.15%	1	1
> 1 to ≤ 7 Days	$99,750	1%	0.15%	7	7
> 8 to ≤ 14 Days	$501,065	5%	0.17%	7	12
> 14 Days	$1,215,091	13%	0.10%	17	30
Subtotal	$2,037,524	21%	0.12%	12	21

Total	$9,873,837	100%	0.30%	39	78

December 31, 2013			Weighted Average
Original Days to Maturity	Repurchase Agreements Outstanding (000's)	Percentage of Total	Interest Rate	Remaining Days to Maturity	Original Days to Maturity
≤ 30 Days	$83,917	1%	0.39%	11	22
>30 to ≤ 60 Days	801,587	7%	0.39%	13	37
> 60 Days	10,321,446	92%	0.42%	42	99
Total	$11,206,950	100%	0.41%	40	94

In addition, as of June 30, 2014, we had payable for securities purchased, a portion of which will be, or in the case of December 31, 2013, was financed through repurchase agreements summarized below (in thousands).

June 30, 2014
Settle Date	Face Value	Payable
July 2014	$2,338,904	$2,437,546
August 2014	121,000	125,281
	$2,459,904	$2,562,827

December 31, 2013
Settle Date	Face Value	Payable
January 2014	$1,507,000	$1,566,821

Summary Financial Data

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share numbers)	2014	2013	2014	2013
Interest income:
Interest income from Agency RMBS	$65,420	$80,991	$145,606	$153,092
Other interest income	6,558	520	10,739	1,480
Total interest income	71,978	81,511	156,345	154,572
Interest expense:

Repurchase agreement interest expense	7,583	14,047	17,012	29,078
Swap and cap interest expense	19,456	26,699	38,373	48,655
Total interest expense	27,039	40,746	55,385	77,733
Net interest income	44,939	40,765	100,960	76,839
Other income (loss):
Net realized gain (loss) on investments	33,118	(211,418)	49,788	(164,738)
Net unrealized gain (loss) on investments	157,479	(444,877)	246,713	(570,368)
Net realized gain (loss) on termination of swap and cap contracts	(6,004)	7,329	(15,327)	15,959
Net unrealized gain (loss) on swap and cap contracts	(65,181)	215,546	(81,421)	238,963
Other income	50	40	169	80
Total other income (loss)	119,462	(433,380)	199,922	(480,104)
Expenses:
Compensation and benefits	3,712	3,425	7,341	6,745
General, administrative and other	2,308	2,246	4,473	4,479
Total expenses	6,020	5,671	11,814	11,224
Net income (loss)	$158,381	$(398,286)	$289,068	$(414,489)
Dividend on preferred stock	(5,203)	(3,995)	(10,406)	(5,448)
Net income (loss) available to common shares	$153,178	$(402,281)	$278,662	$(419,937)
Net income (loss) per common share basic & diluted	$0.95	$(2.32)	$1.72	$(2.42)
Distributions per common share	$0.32	$0.34	$0.64	$0.66

Key Balance Sheet Metrics
Average settled Debt Securities (1)	$11,599,873	$16,090,148	$12,092,206	$16,210,089
Average total Debt Securities (2)	$13,711,749	$20,060,439	$13,626,280	$20,234,780
Average repurchase agreements (3)	$9,981,049	$13,871,404	$10,482,951	$14,022,300
Average Debt Securities liabilities (4)	$12,092,925	$17,841,695	$12,017,025	$18,046,991
Average stockholders' equity (5)	$1,916,575	$2,321,128	$1,895,359	$2,341,681
Average common shares outstanding (6)	162,031	174,145	161,931	174,505
Leverage ratio (at period end) (7)	6.35:1	7.54:1	6.35:1	7.54:1

Key Performance Metrics*
Average yield on settled Debt Securities (8)	2.48%	2.03%	2.59%	1.91%
Average yield on total Debt Securities including Drop Income (9)	2.67%	2.27%	2.75%	2.12%
Average cost of funds and hedge (10)	1.08%	1.17%	1.06%	1.11%
Adjusted average cost of funds and hedge (11)	0.89%	0.91%	0.92%	0.86%
Interest rate spread net of hedge (12)	1.40%	0.86%	1.53%	0.80%
Interest rate spread net of hedge including Drop Income(13)	1.78%	1.36%	1.83%	1.26%
Operating expense ratio (14)	1.26%	0.98%	1.25%	0.96%
Common book value total return (%)(15)	9.81%	(18.10)%	18.51%	(18.41)%
___________

(1)	The average settled Debt Securities is calculated by averaging the month end cost basis of settled Debt Securities during the period.

(2)	The average total Debt Securities is calculated by averaging the month end cost basis of total Debt Securities during the period.

(3)	The average repurchase agreements are calculated by averaging the month end repurchase agreements balance during the period.

(4)	The average Debt Securities liabilities are calculated by adding the average month end repurchase agreements balance plus average unsettled Debt Securities during the period.

(5)	The average stockholders' equity is calculated by averaging the month end stockholders' equity during the period.

(6)	The average common shares outstanding are calculated by averaging the daily common shares outstanding during the period.

(7)	The leverage ratio is calculated by dividing (i) the Company's repurchase agreements balance plus payable for securities purchased minus receivable for securities sold by (ii) stockholders' equity.

(8)	The average yield on Debt Securities for the period is calculated by dividing total interest income by average settled Debt Securities.

(9)
The average yield on total Debt Securities including Drop Income for the period is calculated by dividing total interest income plus Drop Income by average total Debt Securities. Drop Income was $19.4 million and $32.3 million for the three months ended June 30, 2014 and 2013, respectively. Drop Income was $31.0 million and $59.6 million for the six months ended June 30, 2014 and 2013, respectively. Drop Income is a component of our net realized and unrealized gain (loss) on investments on our consolidated statements of operations. Drop Income is the difference between the spot price and the forward settlement price for the same security on trade date. This difference is also the economic equivalent of the assumed net interest margin (yield minus financing costs) of the bond from trade date to settlement date. We derive Drop Income through utilization of forward settling transactions.

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

Core Earnings
Core Earnings represents a non-U.S. GAAP financial measure and is defined as net income (loss) available to common shares excluding net realized and unrealized gain (loss) on investments, net realized gain (loss) on termination of swap and cap contracts and net unrealized gain (loss) on swap and cap contracts. Management uses Core Earnings to evaluate the effective yield of the portfolio after operating expenses. In addition, management utilizes Core Earnings as a key metric in conjunction with other portfolio and market factors to determine the appropriate leverage and hedging ratios, as well as the overall structure of the portfolio.
The primary limitation associated with Core Earnings as a measure of our financial performance over any period is that it excludes the effects of net realized and unrealized gain (loss) on investments. In addition, our presentation of Core Earnings may not be comparable to similarly-titled measures of other companies, which may use different calculations. As a result, Core Earnings should not be considered as a substitute for our U.S. GAAP net income (loss) as a measure of our financial performance or any measure of our liquidity under U.S. GAAP.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Non-U.S. GAAP Reconciliation:	2014	2013	2014	2013
NET INCOME (LOSS) AVAILABLE TO COMMON SHARES	$153,178	$(402,281)	$278,662	$(419,937)
Net realized (gain) loss on investments	(33,118)	211,418	(49,788)	164,738
Net unrealized (gain) loss on investments	(157,479)	444,877	(246,713)	570,368
Net realized (gain) loss on termination of swap and cap contracts	6,004	(7,329)	15,327	(15,959)
Net unrealized (gain) loss on swap and cap contracts	65,181	(215,546)	81,421	(238,963)
Core Earnings	$33,766	$31,139	$78,909	$60,247

Results of Operations
Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013
Interest Income and Asset Yield
Our principal source of income is interest income that we earn on our investment securities portfolio. Interest income, which consists primarily of interest income on Agency RMBS and U.S. Treasuries, decreased by $9.5 million to $72.0 million for the three months ended June 30, 2014, as compared to $81.5 million for the three months ended June 30, 2013. One of the most significant factors in this decrease are changes both in the size of our portfolio and yield on investments as shown below (in thousands):

Change in Size		Change in Yield		Change in Size & Yield
Change in average settled	$(4,490,275)	Change in average yield	0.455%	Change in average settled	$(4,490,275)
2013 average yield	2.03%	2013 average settled	16,090,148	Change in average yield	0.455%
Change	$(22,758)	Change	$18,289	Change	$(5,104)
				Total change	$(9,573)
Our average settled Debt Securities for the three months ended June 30, 2014 was $11.6 billion, compared to $16.1 billion for the three months ended June 30, 2013. Changes in our interest income period over period generally are not exactly proportionate to changes in the size of the portfolio because the coupon rate on Debt Securities purchases will be at different rates than in the portfolio in the comparable period. Our weighted average coupon as of June 30, 2014 was 3.02%, compared to 3.27% as of June 30, 2013. The decrease in average coupon for the second quarter of 2014 was more than offset by an increase in yield for the three months ended June 30, 2014. The difference between our interest income and our interest expense is more important in evaluating the performance of the investment securities portfolio than the absolute level of interest rates.
Our annualized yield on average settled Debt Securities for the three months ended June 30, 2014 was 2.48%, as compared to 2.03% for the three months ended June 30, 2013. After the stated coupon rate, the yield on our assets is most directly affected by the rate of repayments on our Agency RMBS due to its impact on the amortization of premium on Agency RMBS. Our yield increase was both a function of a higher average coupon rate and the portfolio premium amortized at a lower rate than the comparable period. Our annualized rate of portfolio repayment for the three months ended June 30, 2014 was 7.6%, which was lower than the rate of 12.3% for the three months ended June 30, 2013. Our amortization expense was $2.6 million for the three months ended June 30, 2014, and $7.2 million for the three months ended June 30, 2013. The decrease in prepayments was largely brought on by the effects of low mortgage rates.
Interest Expense and Cost of Funds
Our interest expense for the three months ended June 30, 2014, which primarily consists of interest expense from repurchase agreements and interest rate swap and cap contracts, decreased $13.7 million to $27.0 million, as compared to $40.7 million for the three months ended June 30, 2013. Interest expense from repurchase agreements made up $6.4 million of the $13.7 million change in interest expense for the three months ended June 30, 2014. As shown below, the change in interest expense from repurchase agreements was primarily the result of changes to the amount outstanding and rates on repurchase agreements during the three months ended June 30, 2014 and 2013 (in thousands):

Change in Size		Change in Rate		Change in Size & Yield
Change in average outstanding	$(3,890,355)	Change in average rate	(0.10)%	Change in average outstanding	$(3,890,355)
2013 average rate	0.41%	2013 average outstanding	13,871,404	Change in average rate	(0.10)%
Change	$(3,940)	Change	$(3,508)	Change	$984
				Total change	$(6,464)
Our average borrowings decreased from $13.9 billion for the three months ended June 30, 2013 to $10.0 billion for the three months ended June 30, 2014, similar to the portfolio growth described above. Our annualized weighted average cost of funds, including hedges, was 1.08% for the three months ended June 30, 2014, as compared to 1.17% for the three months ended June 30, 2013. The components of our cost of funds are 1) rates on our repurchase agreements, 2) rates on our interest rate swaps compared to LIBOR, and 3) the total notional amount of the interest rate swaps and caps.
Net Interest Income and Drop Income
Our net interest income for the three months ended June 30, 2014 was $44.9 million, and our net interest margin, or “spread”, was 1.40%. For the three months ended June 30, 2013, our net interest income was $40.8 million and our spread was 0.86%. This increase in our spread was directly due to our increased portfolio yield due to increased coupon rates, and lower amortization rates. While the dollar figure of our net interest income is influenced significantly by the size of our portfolio and overall interest rate levels, we believe our spread is an important indicator of our performance.
During the three months ended June 30, 2014 and 2013, we generated Drop Income of approximately $19.4 million and $32.3 million, respectively. The continued high level of drop income was primarily due to continuing large volumes of forward settling transactions. Drop income is a component of our net realized and unrealized gain (loss) on investments on our consolidated statements of operations and therefore excluded from Core Earnings. The Company derives drop income from forward settling transactions. Drop Income is the difference between the spot price and the forward settlement price for the same security on the trade date. This difference is also the economic equivalent of the assumed net interest margin (yield minus financing costs) of the bond from trade date to settlement date.

Gain (Loss) on Investments
During the three months ended June 30, 2014, we increased our net realized and unrealized gain (loss) on investments by $846.9 million to $190.6 million for the three months ended June 30, 2014, compared to a loss of $(656.3) million for the three months ended June 30, 2013. This change was driven in part by a positive change in prices of Agency RMBS. For example, during the three months ended June 30, 2014 the price of a 30 year 4.0% Agency RMBS increased $2.031 and during the three months ended June 30, 2013 it decreased $2.406.
Gain (Loss) on Derivatives
Our net realized and unrealized gain (loss) on swap and cap contracts decreased by $294.1 million to a loss of $(71.2) million for the three months ended June 30, 2014, compared to a gain of $222.9 million for the three months ended June 30, 2013. In the three months ended June 30, 2014, with Agency RMBS prices rising in response to generally lower interest rates, the swaps generally lost value and we incurred losses on our swaps (the proportionality of the losses in the three months ended June 30, 2014 was lessened somewhat by the significantly smaller size of the portfolio in 2014). The unrealized and realized gain in the three months ended June 30, 2013 was due principally to an environment of rising interest rates and falling Agency RMBS prices, and in such an environment the swaps performed as expected by covering some of the realized and unrealized losses. During the three months ended June 30, 2014 and 2013, our average interest rate swap and cap notional amount was $9,412.5 million and $13,415.0 million, respectively. During the three months ended June 30, 2014 and 2013, seven-year swap rates decreased by 18 bps and increased by 70 bps, respectively.
Operating Expenses and Net Income
Operating expenses remained generally consistent at $6.0 million and $5.7 million for the three months ended June 30, 2014 and 2013, respectively.
Net income available to common shares increased $555.5 million to net income of $153.2 million for the three months ended June 30, 2014, compared to net loss of $(402.3) million for the three months ended June 30, 2013.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013
Interest Income and Asset Yield
Interest income increased by $1.7 million to $156.3 million for the six months ended June 30, 2014, as compared to $154.6 million for the six months ended June 30, 2013. The increase in our interest income is due to the change in both the size of our portfolio and yield on investments as shown below (in thousands):

Change in Size		Change in Yield		Change in Size & Yield
Change in average settled	$(4,117,883)	Change in average yield	0.678%	Change in average settled	$(4,117,883)
2013 average yield	1.91%	2013 average settled	16,210,089	Change in average yield	0.678%
Change	$(39,287)	Change	$54,935	Change	$(13,955)
				Total change	$1,693
Our average settled Debt Securities for the six months ended June 30, 2014 was $12.2 billion, compared to $16.2 billion for the six months ended June 30, 2013. Our weighted average coupon as of June 30, 2014 was 3.02% compared to 3.27% as of June 30, 2013. The decrease in average coupon for the first six months of 2014 was more than offset by an increase in yield for the six months ended June 30, 2014.
Our annualized yield on average settled Debt Securities for the six months ended June 30, 2014 was 2.59% as compared to 1.91% for the six months ended June 30, 2013. After the stated coupon rate, the yield on our assets is most directly affected by the rate of repayments on our Agency RMBS due to its impact on the amortization of premium on our Agency RMBS. Our yield increase was both a function of a higher average coupon rate and the portfolio premium amortized at a lower rate than the comparable period. Our annualized rate of portfolio repayment for the six months ended June 30, 2014 was 6.5%, which was lower than the rate of 14.9% for the six months ended June 30, 2013. Our amortization expense was $5.2 million for the six months ended June 30, 2014 and $14.6 million for the six months ended June 30, 2013. The decrease in prepayments was largely brought on by the effects of low mortgage rates.
Interest Expense and Cost of Funds
Interest expense, which primarily consists of interest expense from repurchase agreements and interest rate swap and cap contracts decreased $22.3 million to $55.4 million for the six months ended June 30, 2014, as compared to $77.7 million for the six months ended June 30, 2013. Interest expense from repurchase agreements made up $12.1 million of the $22.3 million change in interest expense for the six months ended June 30, 2014. As shown below, the change in interest expense from repurchase agreements was primarily the result of changes to the amount outstanding and rates on repurchase agreements during the six months ended June 30, 2014 and 2013 (in thousands):

Change in Size		Change in Rate		Change in Size & Yield
Change in average outstanding	$(3,539,349)	Change in average rate	(0.09)%	Change in average outstanding	$(3,539,349)
2013 average rate	0.41%	2013 average outstanding	14,022,300	Change in average rate	(0.09)%
Change	$(7,340)	Change	$(6,322)	Change	$1,596
				Total change	$(12,066)
Our average borrowings decreased from $14.0 billion for the six months ended June 30, 2013 to $10.5 billion for the six months ended June 30, 2014, similar to the portfolio growth described above. Our annualized weighted average cost of funds, including hedges, was 1.06% for the six months ended June 30, 2014, as compared to 1.11% for the six months ended June 30, 2013.
Net Interest Income and Drop Income
Our net interest income for the six months ended June 30, 2014 was $101.0 million, and our net interest margin, or “spread”, was 1.53%. For the six months ended June 30, 2013, our net interest income was $76.8 million and our spread was 0.80%. This increase in our spread was directly due to our increased portfolio yield due to increased coupon rates, and lower amortization rates.
During the six months ended June 30, 2014 and 2013, we generated Drop Income of approximately $31.0 million and $59.6 million, respectively. The decrease in drop income was primarily due to fewer forward settling transactions.
Gain (Loss) on Investments
Net realized and unrealized gain (loss) on investments increased by $1,031.6 million to a gain of $296.5 million for the six months ended June 30, 2014, compared to a loss of $(735.1) million for the six months ended June 30, 2013. This was due to a positive change in prices of Agency RMBS in response to generally lower interest rates. For example, during the six months ended June 30, 2014 the price of a 30 year 4.0% Agency RMBS increased $3.00 and during the six months ended June 30, 2013 it decreased $3.03.
Gain (Loss) on Derivatives
Net realized and unrealized loss on swap and cap contracts was $(96.7) million for the six months ended June 30, 2014, compared to a gain of $254.9 million for the six months ended June 30, 2013. In the six months ended June 30, 2014, with Agency RMBS prices rising in response to generally lower interest rates, the swaps generally lost value and we incurred losses on our swaps (the proportionality of the losses in the first six months of 2014 was lessened somewhat by the significantly smaller size of the portfolio in 2014). The unrealized and realized gain in the six months ended June 30, 2013 was due principally to an environment of rising interest rates and falling Agency RMBS prices, and in such an environment the swaps performed as expected by covering some of the realized and unrealized losses. During the six months ended June 30, 2014 and 2013, our average interest rate swap and cap notional amount was $9,678.6 million and $12,547.1 million, respectively. During the six months ended June 30, 2014 and 2013, seven year swap rates decreased by 30 bps and increased by 84 bps, respectively.
Operating Expenses and Net Income
Operating expenses remained generally consistent at $11.8 million and $11.2 million for the six months ended June 30, 2014 and 2013, respectively.
Net income available to common shares increased $698.6 million to net income of $278.7 million for the six months ended June 30, 2014, compared to net loss of $(419.9) million for the six months ended June 30, 2013.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations for repurchase agreements, interest expense on repurchase agreements and the office lease at June 30, 2014 and December 31, 2013 (in thousands):

June 30, 2014	Within One Year	One to Three Years	Three to Five Years	Total
Repurchase agreements	$9,873,837	$—	$—	$9,873,837
Interest expense on repurchase agreements, based on rates at June 30, 2014	7,000	—	—	7,000
Long-term operating lease obligation	262	262	—	524
Total	$9,881,099	$262	$—	$9,881,361

December 31, 2013	Within One Year	One to Three Years	Three to Five Years	Total
Repurchase agreements	$11,206,950	$—	$—	$11,206,950
Interest expense on repurchase agreements, based on rates at December 31, 2013	12,202	—	—	12,202
Long-term operating lease obligation	293	393	—	686
Total	$11,219,445	$393	$—	$11,219,838
We enter into interest rate swap and cap contracts as a means of mitigating our interest rate risk in forecasted interest expense associated with repurchase agreements for the term of the swap or cap contract. We opened six new interest rate swaps in the second quarter of 2014, three five-year swaps and three seven-year swaps (two of the seven-year swaps are cancelable in June 2015).  We closed five interest rate caps and two interest rate swaps in the second quarter of 2014 due to shorter maturities and /or higher interest rate cap strike prices in the market.  This combination reduced the Company’s exposure to interest rate risk by lengthening the overall tenor of the Company’s hedge book.  In addition, the swaps will receive better cash flows than caps if the 3-month LIBOR increases because an increase in LIBOR will happen long before the cap strike rates would be effective.  Given the outlook that interest rate volatility is likely to increase, these new hedges should better  position the Company for changes in the market we anticipate in late 2014 and into 2015.
At June 30, 2014 and December 31, 2013, we had the following interest rate swap and cap contracts (in thousands):
As of June 30, 2014

Interest Rate Swaps	Weighted Average	Notional	Fair
Expiration Year	Fixed Pay Rate	Amount	Value
2017	0.94%	$3,250,000	$12,506
2018	1.16%	2,000,000	10,540
2019	1.75%	800,000	(3,417)
2021	2.43%	1,200,000	(5,896)
Total	1.34%	$7,250,000	$13,733

Interest Rate Caps	Weighted Average	Notional	Fair
Expiration Year	Cap Rate	Amount	Value
2019	1.34%	800,000	32,908
2020	1.25%	1,700,000	99,047
Total	1.28%	$2,500,000	$131,955

As of December 31, 2013

Interest Rate Swaps	Weighted Average	Notional	Fair
Expiration Year	Fixed Pay Rate	Amount	Value
2015	2.15%	$500,000	$(10,255)
2016	1.71%	550,000	(13,780)
2017	0.94%	3,250,000	27,942
2018	1.16%	2,000,000	27,639
Total	1.17%	$6,300,000	$31,546

Interest Rate Caps	Weighted Average	Notional	Fair
Expiration Year	Cap Rate	Amount	Value
2015	1.40%	$500,000	$309
2019	1.56%	1,700,000	92,376
2020	1.25%	1,700,000	142,018
Total	1.40%	$3,900,000	$234,703

We enter into certain contracts that contain a variety of indemnification obligations, principally with our brokers and counterparties to interest rate swap contracts and repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of June 30, 2014 and December 31, 2013. In addition, as of June 30, 2014 and December 31, 2013, we had $2,562.8 million and $1,556.8 million of payable for securities purchased, respectively, a portion of which either will be or was financed through repurchase agreements. A summary of our payable for securities purchased as of June 30, 2014 and December 31, 2013 is included in the “Financial Condition—Liabilities” section.

Off-Balance Sheet Arrangements
As of June 30, 2014 and December 31, 2013, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2014 and December 31, 2013, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or had any intent to provide funding to any such entities.
Liquidity and Capital Resources
Our primary sources of funds are borrowings under master repurchase agreements, equity offerings, asset sales and monthly principal and interest payments on our investment portfolio. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our balance sheet is significantly less important than the potential liquidity available under our borrowing arrangements. We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings, maintenance of any margin requirements and the payment of cash dividends as required for our continued qualification as a REIT. To qualify as a REIT, we must distribute annually at least 90% of our net taxable income. To the extent that we annually distribute all of our net taxable income in a timely manner, we will generally not be subject to federal and state income taxes. We currently expect to distribute all of our taxable income in a timely manner so that we are not subject to federal and state income taxes. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital from operations.
As of June 30, 2014 and December 31, 2013, we had approximately $1,486.2 million and $1,115.8 million, respectively, in Agency RMBS, U.S. Treasuries and cash available to satisfy future margin calls. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future. During the six months ended June 30, 2014, we maintained an average liquidity level of 66% and never less than 55% of stockholders' equity.
As of June 30, 2014 and December 31, 2013, we had repurchase agreements totaling $9,873.8 million and $11,207.0 million, respectively, with a weighted average borrowing rate of 0.30% and 0.41%, respectively.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. As of June 30, 2014 and December 31, 2013, we had master repurchase agreements with 43 and 37 financial institutions, respectively, subject to certain conditions, located throughout North America, Europe and Asia. In the second quarter of 2014, we added five new counterparties and entered into borrowings with three of these counterparties. The table below includes a summary of our repurchase agreement funding by number of repurchase counterparties and counterparty region as of June 30, 2014 and December 31, 2013:

	June 30, 2014
Counterparty Region	Number of Counterparties	Percent of Repurchase Agreement Funding
North America	15	48.9%
Europe	10	26.9%
Asia	5	24.2%
	30	100.0%

	December 31, 2013
Counterparty Region	Number of Counterparties	Percent of Repurchase Agreement Funding
North America	12	49.7%
Europe	7	29.4%
Asia	5	20.9%
	24	100.0%
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
We receive margin calls from our repurchase agreement counterparties from time to time in the ordinary course of business similar to other entities in the specialty finance business. We receive two types of margin calls under our repurchase agreements. The first type, which are known as “factor calls,” are margin calls that occur each month and relate to the timing difference between the reduction of principal balances of our Agency RMBS, due to monthly principal payments on the underlying mortgages, and the receipt of the corresponding cash. The second type of margin call we may receive is a “valuation call”, which occurs due to market and interest rate movements. Both factor and valuation margin calls occur if the total value of our assets pledged as collateral to our counterparty drops beyond a threshold level, typically between $100,000 and $500,000. Both types of margin calls require a dollar for dollar restoration of the margin shortfall. Conversely, we may initiate margin calls to our counterparties when the value of our assets pledged as collateral with a counterparty increases above the threshold level, thereby increasing our liquidity. All unrestricted cash plus any unpledged securities, are available to satisfy margin calls.
Our collateral is generally valued on the basis of prices provided by recognized bond market sources agreed to by the parties. Inputs to the models used by pricing sources may include, but are not necessarily limited to, reported trades, executable bid and asked prices, broker quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. Our master agreements for repurchase transactions contain mostly standard provisions for the valuation of collateral. These agreements typically provide that both the repurchase seller (the borrower) and the repurchase buyer (the lender) value the collateral on a daily basis. Each party uses prices that it obtains from generally recognized pricing sources, or the most recent closing bid quotation from such a source. If the buyer, or the seller, as the case may be, determines that additional collateral is required, it may call for the delivery of such collateral. Under certain of our repurchase agreements, in limited circumstances, such as when a pricing source is not available, our lenders have the right to determine the value of the collateral we have provided to secure our repurchase borrowings. In instances where we have agreed to permit our lenders to make a determination of the value of such collateral, such lenders are expected to act reasonably and in good faith in making such valuation determinations.
An event of default or termination event under the standard master repurchase agreement would give our counterparty the option to terminate all repurchase transactions existing with us and make any amount due by us to the counterparty immediately payable.
For our short-term (one year or less) and long-term liquidity and capital resource requirements, we also rely on the cash flow from operations, primarily monthly principal and interest payments to be received on our Agency RMBS, as well as any securities offerings authorized by our board of directors.
Our operations generate strong cash flows that contribute significantly to our liquidity. During the six months ended June 30, 2014 and 2013, we received $574.5 million and $1,632.5 million of principal repayments, respectively, and $160.3 million and $156.9 million of interest payments, respectively. We held cash of $16.7 million and $5.0 million at June 30, 2014 and December 31, 2013, respectively. For the six months ended June 30, 2014 and 2013, our operations provided (used) net cash of $100.6 million and $160.9 million, respectively.
Based on our current portfolio, leverage rate and available borrowing arrangements, we believe that our cash flow from operations and the utilization of borrowings will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements such as funding our investment activities, funding our distributions to stockholders and for general corporate expenses. However, an increase in prepayment rates substantially above our expectations could cause a temporary liquidity shortfall due to the timing of the necessary margin calls on the financing arrangements and the actual receipt of the cash related to principal paydowns. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to issue debt or additional equity securities or sell Agency RMBS in our portfolio. If required, the sale of Agency RMBS at prices lower than their amortized cost would result in realized losses. We believe that we have additional capacity through repurchase agreements to leverage our equity further should the need for additional short-term (one year or less) liquidity arise.
We may increase our capital resources by obtaining long-term credit facilities or making public or private offerings of equity or debt securities. Such financing will depend on market conditions for capital raises and for the investment of any proceeds. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations.
From time to time we raise capital through sale and issuance of our capital stock. On May 23, 2014, we filed an automatically effective shelf registration statement on Form S-3 with the Securities and Exchange Commission. We may offer and sell, from time to time, shares of common stock, preferred stock and debt securities in one or more offerings pursuant to the prospectus that is a part of the registration statement. As of June 30, 2014, we had not issued any shares of common stock, preferred stock or debt securities under the prospectus.
Another vehicle for this is our Direct Share Purchase Program ("DSPP"), through which stockholders may purchase additional shares of common stock by reinvesting some or all of the cash dividends received on shares of common stock. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. We did not issue any shares under the plan during the six months ended June 30, 2014 and 2013. As of June 30, 2014 and December 31, 2013, there were approximately 4.1 million shares available for issuance under the DSPP.
Effective May 15, 2014, the Company terminated that certain Equity Distribution Agreement by and between the Company and JMP Securities LLC (“JMP”), dated as of June 7, 2011 (the “JMP Agreement”), in connection with the expiration of the Company’s prior shelf registration statement on Form S-3. Under the JMP Agreement, the Company could offer and sell, from time to time, up to 15.0 million shares of the Company’s common stock through an “at the market” offering program with JMP. The Company sold 11.9 million shares of common stock under the JMP Agreement. For the six months ended June 30, 2014 and 2013, the Company did not sell any shares of common stock under the JMP Agreement.
On November 15, 2012, we announced that our board of directors authorized the repurchase of shares of our common stock having an aggregate value of up to $250 million. We intend to repurchase shares only when the purchase price is less than our estimate of our current book value per common share. For the six months ended June 30, 2014, we did not repurchase any shares. For the six months ended June 30, 2013, we repurchased 2.5 million shares with a weighted average purchase price of $10.64, or approximately $26.3 million in the aggregate. As of June 30, 2014 the Company had approximately $134.3 million available for future repurchases under the program. On July 21, 2014, the Company announced that its Board of Directors has authorized the repurchase of shares of the Company's common stock having an aggregate value of up to $250 million, which includes the approximately $134.3 million available for repurchase under the November 2012 authorization. Accordingly, the Company now has $250 million available to repurchase shares of its common stock.
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

Qualitative and Quantitative Disclosures about Short-Term Borrowings
The following table discloses quantitative data about our short-term borrowings under repurchase agreements during the three and six months ended June 30, 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Outstanding at period end	$9,874	$13,809	$9,874	$13,809
Weighted average rate at period end	0.30%	0.39%	0.30%	0.39%
Average outstanding during period (1)	$9,981	$13,871	$10,483	$14,022
Weighted average rate during period	0.30%	0.41%	0.32%	0.41%
Largest month end balance during period	$10,095	$14,050	$11,771	$14,544

_______________

(1)	Calculated based on the average month end balance during the period.
The Company's borrowing rates were stable during the three months ended June 30, 2014 and 2013. Our borrowing levels were lower when compared to the average outstanding during the three and six months ended June 30, 2014 and 2013, resulting from a decrease in our leverage ratio. The Company's borrowing rates were lower at June 30, 2014 compared to the three months ended and six months ended June 30, 2013 due to using more U.S. Treasuries as collateral for repurchase agreements at June 30, 2014, which attract lower borrowing rates.

Inflation
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with U.S. GAAP and our distributions are determined by our board of directors based in part on our REIT taxable income as calculated according to the requirements of the Internal Revenue Code. In each case, our activities and balance sheet are measured with reference to fair value without considering inflation.

Forward Looking Statements
When used in this Quarterly Report on SEC Form 10-Q, in future filings with the SEC or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “may,” “will,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” or the negative of these words and similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, as such, may involve known and unknown risks, uncertainties and assumptions.
The forward-looking statements in this report are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us.  These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us.  If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements.  The following factors could cause actual results to vary from our forward-looking statements: changes in our investment, financing and hedging strategies; the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity requirements; the liquidity of our portfolio; unanticipated changes in our industry, actions taken by the Fed or other U.S. government regulator; the credit markets, the general economy or the real estate market; changes in interest rates and the market value of our investments; changes in the prepayment rates on the mortgage loans securing our Agency RMBS; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act; and risks associated with investing in real estate assets, including changes in business conditions and the general economy.  These and other risks, uncertainties and factors, including those set forth under the section captioned “Risk Factors” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in our Annual Report on SEC Form 10-K for the year ended December 31, 2013, and Quarterly Report on SEC Form 10-Q for the quarter ended March 31, 2014, as updated by our quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make.  All forward-looking statements speak only as of the date on which they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of June 30, 2014 and December 31, 2013, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do believe that risk can be quantified from historical experience, and actively managed, to earn sufficient compensation to justify taking risks and to maintain capital levels consistent with the risks we undertake. Our board of directors exercises oversight of risk management in many ways, including overseeing our senior management’s risk-related responsibilities and reviewing management and investment policies and performance against these policies and related benchmarks. See “Business—Risk Management” in our Annual Report on SEC Form 10-K for the fiscal year ended December 31, 2013 for a further discussion of our risk mitigation practices.
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
Effect on Net Interest Income. We fund our investments in long-term Agency RMBS collateralized by ARMs, hybrid ARMs and fixed rate mortgage loans with short-term borrowings under repurchase agreements. During periods of rising interest rates, the borrowing costs associated with those Agency RMBS tend to increase while the income earned on such Agency RMBS (during the fixed rate component of such securities) may remain substantially unchanged. This results in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses.
We are a party to the interest rate swap and cap contracts as of June 30, 2014 and December 31, 2013 described in detail under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in this Quarterly Report on SEC Form 10-Q.
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
Extension Risk. We invest in Agency RMBS collateralized by hybrid ARMs, which have interest rates that are fixed for the first few years of the loan (typically three, five, seven or ten years) and thereafter reset periodically on the same basis as Agency RMBS collateralized by ARMs. We compute the projected weighted average life of our Agency RMBS collateralized by hybrid ARMs based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when Agency RMBS collateralized by fixed rate or hybrid ARMs is acquired with borrowings, we may, but are not required to, enter into an interest rate swap contract or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated weighted average life of the fixed rate portion of the related Agency RMBS. This strategy is designed to protect us from rising interest rates by fixing our borrowing costs for the duration of the fixed rate period of the collateral underlying the related Agency RMBS.
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
Prepayment Risk
Prepayments are the full or partial repayment of principal prior to the original contractual maturity of a mortgage loan and typically occur due to refinancing of mortgage loans. Prepayment rates for existing Agency RMBS generally increase when prevailing mortgage interest rates fall. In addition, prepayment rates on Agency RMBS collateralized by ARMs and hybrid ARMs generally increase when the difference between long-term and short-term interest rates declines or becomes negative. Additionally, we currently own Agency RMBS that were purchased at a premium. The prepayment of such Agency RMBS at a rate faster than anticipated would result in a write-off of any remaining capitalized premium amount.
Durations for 30-year and 15-year Agency RMBS have already extended over a year from the early part of 2013 and have subsequently remained stable over the last few quarters. More importantly, at the current time Agency RMBS also appears to be much less negatively convex than early 2013. Therefore, even if we do have a significant increase in rates, we do not believe that durations on our Agency RMBS are likely to extend in the second half of 2014 nearly as much as they did in the first half of 2014.
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

The following sensitivity analysis table shows the estimated impact of our interest rate-sensitive investments and repurchase agreement liabilities on the fair value of our assets and our net income, exclusive of the effect of changes in fair value on our net income, at June 30, 2014 and December 31, 2013, assuming a static portfolio and that rates instantaneously fall 25, 50 and 75 bps and rise 25, 50 and 75 bps:

June 30, 2014
Change in Interest Rates	Projected Change in the Fair Value of Our Assets	Projected Change in Our Net Income
- 75 basis points	0.5%	8.5%	(a)
- 50 basis points	0.5%	6.1%	(a)
- 25 basis points	0.4%	3.1%	(a)
No Change	—%	—%
+ 25 basis points	(0.5)%	(7.7)%
+ 50 basis points	(1.0)%	(15.3)%
+ 75 basis points	(1.6)%	(23.0)%

December 31, 2013
- 75 basis points	1.4%	8.6%	(a)
- 50 basis points	1.2%	6.6%	(a)
- 25 basis points	0.7%	3.3%	(a)
No Change	—%	—%
+ 25 basis points	(0.8)%	(8.3)%
+ 50 basis points	(1.5)%	(16.6)%
+ 75 basis points	(2.3)%	(24.9)%
_____________

*	Analytics provided by The Yield Book® Software.

(a)
Given the low level of interest rates at June 30, 2014 and December 31, 2013, we reduced 3 month LIBOR by 10, 20 and 25 bps and our repurchase agreement rates by 10, 20 and 25 bps for the down 25, 50 and 75 bps net income scenarios, respectively. At December 31, 2013, we reduced 3 month LIBOR and our repurchase agreement rates by 10, 20 and 25 bps for the down 25, 50 and 75 bps net income scenarios, respectively. All other interest rate sensitive instruments were calculated in accordance with the table.

While the charts above reflect the estimated immediate impact of interest rate increases and decreases on a static portfolio, we rebalance our portfolio from time to time either to take advantage or minimize the impact of changes in interest rates. Generally, our interest rate swaps reset in the quarter following changes in interest rates. It is important to note that the impact of changing interest rates on fair value and net income can change significantly when interest rates change beyond 75 bps from current levels. Therefore, the volatility in the fair value of our assets could increase significantly when interest rates change beyond 75 bps. In addition, other factors impact the fair value of and net income from our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of our assets and our net income would likely differ from that shown above, and such difference might be material and adverse to our stockholders.
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

We seek to manage our prepayment risk by investing in Agency RMBS with a variety of prepayment characteristics as well as by balancing Agency RMBS purchased at a premium with Agency RMBS purchased at a discount.
We seek to manage our counterparty risk by (i) diversifying our exposure across a broad number of counterparties, (ii) limiting our exposure to any one counterparty and (iii)  monitoring the financial stability of our counterparties.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
There have been no changes in our internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
The Company is not currently subject to any material legal proceedings.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on SEC Form 10-K for the year ended December 31, 2013, filed with the SEC on February 14, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits

(a)	Exhibits.

Exhibit Number	Description of Exhibit

10.1†‡	2014 Incentive Compensation Plan

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 101.INS XBRL	Instance Document (1)

Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document (1)

Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)

Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (1)

Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)

Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)
_________________
*    Filed herewith.
**    Furnished herewith.
†    Management contract or compensatory plan or arrangement.

‡	Incorporated by reference from the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2014.

(1)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2014 (Unaudited) and December 31, 2013 (Derived from the audited balance sheet at December 31, 2013); (ii) Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2014 and 2013; (iii) Consolidated Statement of Changes in Shareholders' Equity (Unaudited) for the six months ended June 30, 2014; (iv) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2014 and 2013; and (v) Consolidated Notes to Financial Statements (Unaudited) for the three and six months ended June 30, 2014 and 2013.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYS INVESTMENTS, INC.

Dated: July 22, 2014	BY: /s/ FRANCES R. SPARK
Frances R. Spark
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1†‡	2014 Incentive Compensation Plan

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 101.INS XBRL	Instance Document (1)

Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document (1)

Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)

Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (1)

Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)

Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)
__________________
 *     Filed herewith.
**    Furnished herewith.
†    Management contract or compensatory plan or arrangement.

‡	Incorporated by reference from the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2014.

(1)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2014 (Unaudited) and December 31, 2013 (derived from the audited balance sheet at December 31, 2013); (ii) Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2014 and 2013; (iii) Consolidated Statement of Changes in Shareholders' Equity (Unaudited) for the six months ended June 30, 2014; (iv) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2014 and 2013; and (v) Consolidated Notes to Financial Statements (Unaudited) for the three and six months ended June 30, 2014 and 2013.