Form 10-Q
period 2014-09-30
CYS Investments, Inc.
filed 2014-10-23
CIK 1396446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	October 23, 2014
Common Stock ($0.01 par value)	162,013,913

__________________________________

PART I. Financial Information
Item 1.         Financial Statements
CYS INVESTMENTS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except per share numbers)	September 30, 2014	December 31, 2013*(a)
Assets:
Investments in securities, at fair value (including pledged assets of $10,953,155 and $11,835,975, respectively)	$14,481,002	$13,865,793
Derivative assets, at fair value	203,657	295,707
Cash	10,370	4,992
Receivable for securities sold and principal repayments	214,578	429,233
Interest receivable	36,158	36,731
Other assets	688	608
Total assets	$14,946,453	$14,633,064
Liabilities and stockholders' equity:
Liabilities:
Repurchase agreements	$10,403,088	$11,206,950
Derivative liabilities, at fair value	3,434	29,458
Payable for securities purchased	2,519,002	1,556,821
Payable for cash received as collateral	16,212	37,938
Distribution payable	53,008	4,410
Accrued interest payable (including accrued interest on repurchase agreements of $2,919 and $7,204, respectively)	28,874	24,613
Accrued expenses and other liabilities	5,109	4,218
Total liabilities	$13,028,727	$12,864,408
Stockholders' equity:
Preferred Stock, $25.00 par value, 50,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock, (3,000 shares issued and outstanding, respectively, $75,000 in aggregate liquidation preference)	$72,369	$72,369
7.50% Series B Cumulative Redeemable Preferred Stock, (8,000 shares issued and outstanding, respectively, $200,000 in aggregate liquidation preference)	193,531	193,531
Common Stock, $0.01 par value, 500,000 shares authorized (161,995 and 161,650 shares issued and outstanding, respectively)	1,620	1,616
Additional paid in capital	2,049,507	2,046,530
Accumulated deficit	(399,301)	(545,390)
Total stockholders' equity	$1,917,726	$1,768,656
Total liabilities and stockholders' equity	$14,946,453	$14,633,064
__________________
*    Derived from audited financial statements.

(a)	Previously reported under specialized accounting, ASC 946 – Financial Services – Investment Companies. See Note 2 to interim consolidated financial statements.

See Notes to interim consolidated financial statements.

CYS INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share numbers)	2014	2013(a)	2014	2013(a)
Interest income:
Interest income from Agency RMBS	$74,052	$85,599	$219,658	$238,691
Other interest income	3,080	—	13,819	1,477
Total interest income	77,132	85,599	233,477	240,168
Interest expense:
Repurchase agreement interest expense	7,657	11,969	24,669	41,047
Swap and cap interest expense	25,789	23,744	64,162	72,399
Total interest expense	33,446	35,713	88,831	113,446
Net interest income	43,686	49,886	144,646	126,722
Other income (loss):
Net realized gain (loss) on investments	40,470	(407,728)	90,258	(572,466)
Net unrealized gain (loss) on investments	(112,085)	423,509	134,628	(146,859)
Net realized gain (loss) on termination of swap and cap contracts	—	25,707	(15,327)	41,666
Net unrealized gain (loss) on swap and cap contracts	58,909	(55,243)	(22,512)	183,720
Other income	50	37	219	120
Total other income (loss)	(12,656)	(13,718)	187,266	(493,819)
Expenses:
Compensation and benefits	3,767	3,453	11,108	10,198
General, administrative and other	2,278	2,144	6,751	6,623
Total expenses	6,045	5,597	17,859	16,821
Net income (loss)	$24,985	$30,571	$314,053	$(383,918)
Dividends on preferred stock	(5,203)	(5,203)	(15,609)	(10,651)
Net income (loss) available to common shareholders	$19,782	$25,368	$298,444	$(394,569)
Net income (loss) per common share basic & diluted	$0.12	$0.14	$1.84	$(2.29)
Dividends declared per common share	$0.30	$0.34	$0.94	$1.00
____________

(a)	Previously reported under specialized accounting, ASC 946 – Financial Services – Investment Companies. See Note 2 to interim consolidated financial statements.
See Notes to interim consolidated financial statements.

CYS INVESTMENTS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Cumulative Redeemable Preferred Stock
(in thousands)	Series A	Series B	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2013	$72,369	$193,531	$1,616	$2,046,530	$(545,390)	$1,768,656
Net income (loss)	—	—	—	—	314,053	314,053
Issuance of common stock	—	—	4	(4)	—	—
Issuance of preferred stock	—	—	—	—	—	—
Amortization of share based compensation	—	—	—	3,405	—	3,405
Return of capital distributions	—	—	—	62	(62)	—
Repurchase and cancellation of common stock	—	—	—	(486)	—	(486)
Preferred dividends	—	—	—	—	(15,609)	(15,609)
Common dividends	—	—	—	—	(152,293)	(152,293)
Balance, September 30, 2014	$72,369	$193,531	$1,620	$2,049,507	$(399,301)	$1,917,726

See Notes to interim consolidated financial statements.

CYS INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2014	2013(a)
Cash flows from operating activities:
Net income (loss)	$314,053	$(383,918)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of share based compensation	3,405	2,573
Amortization of premiums and discounts on investment securities	36,084	104,137
Amortization of premiums on interest rate cap contracts	15,853	17,985
Net realized (gain) loss on investments	(90,258)	572,466
Net realized (gain) loss on termination of cap contracts	(6,563)	(37,958)
Net unrealized (gain) loss on investments	(134,628)	146,859
Net unrealized (gain) loss on swap and cap contracts	22,512	(183,720)
Change in assets and liabilities:
Interest receivable	573	7,785
Other assets	(80)	(66)
Accrued interest payable	4,260	(13,724)
Accrued expenses and other liabilities	891	4,784
Net cash provided by (used in) operating activities	166,102	237,203
Cash flows from investing activities:
Purchase of investment securities	(25,140,605)	(39,821,249)
Premium paid on interest rate caps	—	(91,860)
Proceeds from disposition of investment securities	23,765,066	43,280,830
Proceeds from termination of interest rate cap contracts	34,225	103,275
Proceeds from paydowns of investment securities	949,132	2,122,423
Change in assets and liabilities:
Receivable for securities sold and principal repayments	214,655	(734,148)
Payable for securities purchased	962,181	(2,858,777)
Payable for cash received as collateral	(21,726)	6,578
Net cash provided by (used in) investing activities	762,928	2,007,072
Cash flows from financing activities:
Proceeds from repurchase agreements	61,394,222	99,827,406
Repayments of repurchase agreements	(62,198,084)	(102,073,642)
Net proceeds (payments) from issuance and repurchase of common stock	(486)	(72,772)
Net proceeds from issuance of preferred stock	—	193,550
Distributions paid	(119,304)	(122,102)
Net cash used in financing activities	(923,652)	(2,247,560)
Net increase (decrease) in cash	5,378	(3,285)
Cash - Beginning of period	4,992	13,882
Cash - End of period	$10,370	$10,597
Supplemental disclosures of cash flow information:
Interest paid	$68,719	$116,079
Supplemental disclosures of non-cash flow information:
Distributions declared, not yet paid	$53,008	$61,149

___________

(a)	Previously reported under specialized accounting, ASC 946 – Financial Services – Investment Companies. See Note 2 to interim consolidated financial statements.

See Notes to interim consolidated financial statements.

CYS INVESTMENTS, INC.
NOTES TO CONDOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014
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
Reclassification and Presentation
Effective January 1, 2014, the Company discontinued its use of investment company accounting under ASC 946. Upon transition, the following changes and elections were made:

(i)	Investments are now presented as available-for-sale securities in accordance with ASC 320 Investments -- Debt and Equity Securities,

(ii)
Management elected the Fair Value Option (“FVO”) under ASC 825 -- Financial Instruments for all investments held. As a result of the FVO election, all changes in the fair value of investments held on January 1, 2014 will continue to be recorded in the Company’s consolidated statements of operations, and

(iii)
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

(i)	the schedule of investments has been replaced with the available-for-sale tables in the footnotes,

(ii)	reformatted the statement of assets and liabilities to a consolidated balance sheet presentation,

(iii)	reformatted the consolidated statements of operations to include the statement of comprehensive income (loss), as applicable,

(iv)	removed the statement of changes in net assets and included the consolidated statement of changes in stockholders’ equity,

(v)	reformatted the statement of cash flows and included an investing section,

(vi)	changed certain footnotes to reflect conformity with applicable U.S. GAAP for non-investment companies,

(vii)	included summary information on the amortization/accretion of bond premium/discounts, and

(viii)	removed the financial highlights, as it is no longer required.

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
Investments in Securities
The Company's investment securities are accounted for in accordance with ASC 320. The Company has chosen to make a fair value election pursuant to ASC 825 for its securities and, therefore, our investment securities are recorded at fair market value on the consolidated balance sheets. The periodic changes in fair market value are recorded in current period earnings on the consolidated statements of operations as a component of net unrealized gain (loss) on investments. These investments generally meet the requirements to be classified as available-for-sale under ASC 320, which requires the securities to be carried at fair value on the balance sheet. Electing the fair value option permits the Company to record changes in fair value of our investments in the consolidated statements of operations, which in management’s view, more appropriately reflects the results of operations for a particular reporting period as all securities activities will be recorded in a similar manner.
The Company records its transactions in securities on a trade date basis. We record realized gains and losses on securities transactions on an identified cost basis.
Agency RMBS
The Company’s investments in Agency RMBS consist of pass-through certificates backed by fixed-rate, monthly-reset adjustable-rate loans (“ARMs”) and hybrid ARMs, the principal and interest of which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Hybrid ARMs have interest rates that have an initial fixed period (typically three, five, seven or ten years) and thereafter reset at regular intervals in a manner similar to ARMs.
Forward Settling Transactions
The Company engages in forward settling transactions to purchase certain securities. The Company records forward settling transactions on the trade date, and maintains security positions such that sufficient liquid assets will be available to make payment on the settlement date for the securities purchased. The Agency RMBS purchased at the forward settlement date are typically priced at a discount to securities for settlement in the current month. Securities purchased on a forward settling basis are carried at fair value and begin earning interest on the settlement date. Gains or losses may occur on these transactions due to changes in market conditions or the failure of counterparties to perform under the contract. Along with other forward settling transactions, the Company transacts in to-be-announced (“TBA”) securities. As with other forward settling transactions, a seller agrees to issue TBAs at a future date; however, the seller does not specify the particular securities to be delivered. Instead, the Company agrees to accept any security that meets specified terms such as issuer, interest rate and terms of underlying mortgages. The Company records TBAs on the trade date utilizing information associated with the specified terms of the transaction as opposed to the specific mortgages. TBAs are carried at fair value and begin earning interest on the settlement date. Gains or losses may occur due to the fact that the actual underlying mortgages received may be more or less favorable than those anticipated by the Company.

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
Investment Valuation
The Company has a pricing committee responsible for establishing valuation policies and procedures, and reviewing and approving valuations at a monthly pricing meeting. The pricing committee is composed of individuals from the accounting team, the investment team and senior management.
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
Fair values of long-lived assets, including real estate, are primarily derived internally, and are based on inputs observed from sales transactions of similar assets. For real estate, fair values are also based on discounted cash flow estimates which reflect current and projected lease profiles and available industry information about capitalization rates and expected trends in rents and occupancy.
All valuations we receive from third party pricing services or broker quotes are non-binding. We review all prices. To date, the Company has not adjusted any of the prices received from third party pricing services or brokers. Our pricing review includes comparisons of similar market transactions, alternative third party pricing services and broker quotes, or comparisons to a pricing model. To ensure the proper fair value hierarchy, the Company reviews the third party pricing services methodology periodically to understand whether observable or unobservable inputs are being used. See Note 8, Fair Value Measurements, for a discussion of how the Company values its assets.
Interest Income
We record interest income and expense on an accrual basis. We accrue interest income based on outstanding principal amount of the securities and their contractual terms. We amortize premium and discount using the effective interest method, and this net amortization is either accretive to or a reduction of interest income from Agency RMBS in the Company's consolidated statements of operations. The Company does not estimate prepayments when calculating the yield to maturity on Agency RMBS. We record the amount of premium or discount associated with a prepayment through interest income from Agency RMBS on our consolidated statements of operations as it occurs.
Repurchase Agreements
Repurchase agreements are borrowings collateralized by the Company’s Agency RMBS and U.S. Treasuries and carried at their amortized cost, which approximates their fair value due to their short-term nature (generally 30-90 days). The Company’s repurchase agreement counterparties are institutional dealers in fixed income securities. Collateral under repurchase agreements is valued daily and counterparties may require additional collateral when the fair value of the collateral declines. Counterparties have the right to sell or repledge collateral pledged under repurchase agreements. See Note 5, Repurchase Agreements.

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
The Company's interest rate swap and cap contracts are subject to master netting arrangements. The Company is exposed to credit loss in the event of non-performance by the counterparty to the swap or cap limited to the fair value of collateral posted in excess of the fair value of the contract in a net liability position and the shortage of the fair value of collateral posted for the contract in a net asset position. As of September 30, 2014 and December 31, 2013, the Company did not anticipate non-performance by any counterparty. Should interest rates move unexpectedly, the Company may not achieve the anticipated benefits of the interest rate swap or cap and may realize a loss.

While the Company’s derivative agreements generally permit for netting or setting off derivative assets and liabilities with the counterparty, the Company reports related assets and liabilities on a gross basis in our consolidated balance sheets. Derivative instruments in a gain position are reported as derivative assets at fair value and derivative instruments in a loss position are reported as derivative liabilities at fair value in our consolidated balance sheets. We record changes in fair value of our derivative instruments in net unrealized gain (loss) on swap and cap contracts in our consolidated statements of operations. Cash receipts and payments related to derivative instruments are classified in our consolidated statements of cash flows in accordance with U.S. GAAP in both the operating and investing activities sections in the Company’s consolidated statement of cash flows. See Note 4, Investments in Interest Rate Swap and Cap Contracts.
Income Taxes
The Company has elected to be treated as a REIT under the Code.  The Company will generally not be subject to federal income tax to the extent that it distributes 90% of its taxable income, after application of available tax attributes, within the time limits prescribed by the Code and as long as it satisfies the ongoing REIT requirements including meeting certain asset, income and stock ownership tests.
Earnings Per Share (“EPS”)
We compute basic EPS using the two-class method by dividing net income (loss), after adjusting for the impact of unvested stock awards deemed to be participating securities, by the weighted-average number of common shares outstanding calculated excluding unvested stock awards. We compute diluted EPS by dividing net income (loss), after adjusting for the impact of unvested stock awards deemed to be participating securities, by the weighted-average number of common shares outstanding calculated excluding unvested stock awards, giving effect to common stock options and warrants, if they are not anti-dilutive. See Note 10, Earnings Per Share for EPS computations.

3. INVESTMENTS IN SECURITIES
In accordance with the discontinuation of investment company accounting under ASC 946, the Company was required to add the available-for-sale disclosures into this note. Those disclosures include (i) the table disclosing the amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments, (ii) the table showing the gross gains and gross losses upon the sale of available-for-sale securities, and (iii) the table disclosing the unamortized premium and unamortized discount on available-for-sale securities. See Note 2, Significant Accounting Policies for more information on the impacts of the discontinuation of ASC 946.
The available-for-sale portfolio consisted of the following as of September 30, 2014 and December 31, 2013 (in thousands):

September 30, 2014
Asset Type	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Fannie Mae Certificates
Fixed Rate	$10,894,736	$(15,558)	$89,255	$10,968,433
ARMs	1,345,757	(17,801)	3,765	1,331,721
Total Fannie Mae	12,240,493	(33,359)	93,020	12,300,154
Freddie Mac Certificates
Fixed Rate	1,030,950	(216)	17,210	1,047,944
ARMs	502,735	(9,837)	1,160	494,058
Total Freddie Mac	1,533,685	(10,053)	18,370	1,542,002
Ginnie Mae Certificates - ARMs	73,398	—	2,353	75,751
U.S. Treasuries	556,274	(124)	—	556,150
Other Investments	6,945	—	—	6,945
Total	$14,410,795	$(43,536)	$113,743	$14,481,002

December 31, 2013
Fannie Mae Certificates
Fixed Rate	$10,629,503	$(72,295)	$45,660	$10,602,868
ARMs	1,439,379	(27,277)	2,796	1,414,898
Total Fannie Mae	12,068,882	(99,572)	48,456	12,017,766
Freddie Mac Certificates
Fixed Rate	1,055,991	(7,083)	6,231	1,055,139
ARMs	554,395	(15,701)	1,334	540,028
Total Freddie Mac	1,610,386	(22,784)	7,565	1,595,167
Ginnie Mae Certificates
Fixed Rate	158,792	(500)	—	158,292
ARMs	85,211	—	2,412	87,623
Total Ginnie Mae	244,003	(500)	2,412	245,915
Other Investments	6,945	—	—	6,945
Total	$13,930,216	$(122,856)	$58,433	$13,865,793

The following table presents the gross unrealized loss and fair values of our available-for-sale Agency RMBS by length of time that such securities have been in a continuous unrealized loss position as of September 30, 2014 and December 31, 2013 (in thousands):

	Unrealized loss positions for
	Less than 12 Months		Greater than 12 months		Total
As of	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
September 30, 2014	$5,345,936	$(9,363)	$1,718,373	$(34,173)	$7,064,309	$(43,536)
December 31, 2013	$8,415,016	(107,019)	408,348	(15,837)	8,823,364	(122,856)
The following table is a summary of our net gain (loss) from the sale of available-for-sale investments for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Available-for-sale investments, at cost	$9,523,312	$15,079,756	$23,674,808	$43,853,296
Proceeds from available-for-sale investments sold	9,563,782	14,672,028	23,765,066	43,280,830
Net gain on sale of available-for-sale investments	40,470	(407,728)	90,258	(572,466)

Gross gain on sale of available-for-sale investments	48,439	16,162	140,076	152,555
Gross loss on sale of available-for-sale investments	(7,969)	(423,890)	(49,818)	(725,021)
Net gain on sale of available-for-sale investments	$40,470	$(407,728)	$90,258	$(572,466)
The components of the carrying value of available-for-sale securities at September 30, 2014 and December 31, 2013 are presented below. The premium purchase price is due to the average coupon interest rates on these investments being higher than prevailing market rates, and conversely, the discount purchase price is due to the average coupon interest rates on these investments being lower than prevailing market rates.

(in thousands)	September 30, 2014	December 31, 2013
Principal balance	$13,906,540	$13,581,742
Unamortized premium	508,151	351,476
Unamortized discount	(3,896)	(3,002)
Gross unrealized gains	113,743	58,433
Gross unrealized losses	(43,536)	(122,856)
Fair value	$14,481,002	$13,865,793
As of September 30, 2014, the weighted-average coupon interest rate on the Company's Agency RMBS and U.S. Treasuries was 3.41% and 1.63%, respectively. As of December 31, 2013, the weighted-average coupon interest rate on the Company's Agency RMBS was 3.30%. Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of September 30, 2014, the range of final contractual maturity of the Company’s Agency RMBS portfolio is between 2024 and 2044. As of September 30, 2014, the final maturity of the Company's U.S. Treasuries was 2019.
Credit Risk
CYS has minimal exposure to credit losses on its investment securities assets at September 30, 2014 and December 31, 2013 because it owns principally Agency RMBS and U.S. Treasuries. Principal and interest payments on Agency RMBS are guaranteed by Freddie Mac and Fannie Mae, while principal and interest payments on Ginnie Mae RMBS and U.S. Treasuries are backed by the full faith and credit of the U.S. government. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. On August 5, 2011, Standard & Poor’s downgraded the U.S. government’s credit rating for the first time to AA+. Fitch Ratings Inc. ("Fitch") announced on October 15, 2013 that it had placed the U.S. government's credit rating on "negative watch"; this negative watch was changed to "stable" on March 21, 2014.
As of September 30, 2014, S&P has maintained its AA+ rating, while Fitch and Moody's rated the U.S. government AAA and Aaa, respectively. Because Fannie Mae and Freddie Mac are in U.S. government conservatorship, the implied credit ratings of Agency RMBS were similarly rated. While the conservatorship, ratings downgrade and ratings watch appear not to have had a significant impact on the fair value of the Agency RMBS or U.S. Treasuries in the Company’s portfolio, these developments increased the uncertainty regarding the credit risk of Agency RMBS and U.S. Treasuries.

4. INVESTMENTS IN INTEREST RATE SWAP AND CAP CONTRACTS
In order to mitigate our interest rate exposure, the Company enters into interest rate swap and cap contracts. The Company had the following activity in interest rate swap and cap transactions during the three and nine months ended September 30, 2014 and 2013 (in thousands):

Three and Nine Months Ended September 30, 2014			Three and Nine Months Ended September 30, 2013
Trade Date	Transaction	Notional	Trade Date	Transaction	Notional
February 2014	Terminated	$(500,000)	February 2013	Opened	$1,500,000
April 2014	Terminated	$(1,100,000)	March 2013	Terminated	$(500,000)
April 2014	Opened	$500,000	March 2013	Opened	$1,200,000
May 2014	Terminated	$(300,000)	April 2013	Opened	$500,000
May 2014	Opened	$300,000	May 2013	Opened	$500,000
June 2014	Terminated	$(550,000)	May 2013	Matured	$(100,000)
June 2014	Opened	$1,200,000	June 2013	Terminated	$(700,000)
July 2014	Opened	$400,000	June 2013	Matured	$(300,000)
Net Decrease		$(50,000)	July 2013	Matured	$(300,000)
			August 2013	Terminated	$(2,200,000)
			August 2013	Opened	$500,000
			Net Increase		$100,000
As of September 30, 2014 and December 31, 2013, the Company had pledged Agency RMBS and U.S. Treasuries with a fair value of $61.5 million and $63.0 million, respectively, as collateral on interest rate swap and cap contracts. As of September 30, 2014, the Company had Agency RMBS and U.S. Treasuries of $149.9 million and cash of $16.0 million pledged to it as collateral for its interest rate swap and cap contracts. As of December 31, 2013, the Company had Agency RMBS and U.S. Treasuries of $211.4 million and cash of $37.9 million pledged to it as collateral for its interest rate cap contracts. Below is a summary of our interest rate swap and cap contracts open as of September 30, 2014 and December 31, 2013 (in thousands):

Derivatives not designated as hedging instruments under ASC 815
Interest Rate Swap Contracts	Notional Amount	Fair Value	Consolidated Balance Sheets
September 30, 2014	$1,500,000	$(3,434)	Derivative liabilities, at fair value
September 30, 2014	6,150,000	65,595	Derivative assets, at fair value
December 31, 2013	2,050,000	(29,458)	Derivative liabilities, at fair value
December 31, 2013	4,250,000	61,004	Derivative assets, at fair value

Interest Rate Cap Contracts	Notional Amount	Fair Value	Consolidated Balance Sheets
September 30, 2014	$2,500,000	$138,062	Derivative assets, at fair value
December 31, 2013	3,900,000	234,703	Derivative assets, at fair value

The following table presents information about the net realized and unrealized gain and loss on swap and cap contracts for the three and nine months ended September 30, 2014 and 2013 on the Company's interest rate swap and cap contracts not designated as hedging instruments under ASC 815 (in thousands):

		Amount Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Type	Location of Gain or (Loss) Recognized in Income on Derivative	2014	2013	2014	2013
Interest rate swaps and caps	Net realized gain (loss) on termination of swap and cap contracts	$—	$25,707	$(15,327)	$41,666
Interest rate swaps and caps	Net unrealized gain (loss) on swap and cap contracts	58,909	(55,243)	(22,512)	183,720
Interest rate swaps and caps	Total recognized in income on derivatives	$58,909	$(29,536)	$(37,839)	$225,386

5. REPURCHASE AGREEMENTS
The Company leverages its portfolio through repurchase agreement borrowings. Each of the Company's repurchase agreement borrowings bear interest at a floating rate based on a spread above or below LIBOR. The fair value of borrowings under repurchase agreements approximates their carrying amount due to the short-term nature of these financial instruments.
Certain information with respect to the Company’s repurchase agreement borrowings outstanding at the balance sheet date is summarized in the table below. Each of the borrowings is contractually due in one year or less.

(in thousands)	September 30, 2014	December 31, 2013
Outstanding repurchase agreements	$10,403,088	$11,206,950
Interest accrued thereon	$2,919	$7,204
Weighted-average borrowing rate(1)	0.20%	0.41%
Weighted-average remaining maturity (in days)	42	40
Fair value of the collateral(2)	$10,876,739	$11,760,720
 __________________

(1)	The weighted-average borrowing rate as of September 30, 2014 was determined as set forth in the table below.

Collateral	Amount	Rate
Agency RMBS	$9,849,569	0.33%
U.S. Treasuries	553,519	(2.20)%
Total / weighted-average borrowing rate	10,403,088	0.20%

(2)	Collateral for repurchase agreements consisted of Agency RMBS and U.S. Treasuries.
Our weighted-average borrowing rate of 0.20% at September 30, 2014 was the result of a unique short-term borrowings environment at the end of September 2014. Due to excessive demand for U.S. Treasuries as repurchase agreement collateral at the end of the quarter, we experienced extremely attractive repurchase agreement funding by being paid 220 basis points to lend U.S. Treasuries overnight. Our weighted-average rate during the entire quarter was 0.30%.
At September 30, 2014 and December 31, 2013, the Company had no borrowings under repurchase agreements where the amount at risk with an individual counterparty exceeded 2% of stockholders' equity. In addition, we had no borrowings with any counterparty that exceeded 6% of our total borrowings.

6. COMMITMENTS AND CONTINGENCIES
The Company enters into certain contracts that contain a variety of indemnifications, principally with broker dealers. As of September 30, 2014 and December 31, 2013, no claims have been asserted under these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2014 and December 31, 2013.

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
Consequently, the use of repurchase agreements and derivative instruments exposes us to credit risk relating to potential losses that could be recognized in the event that our counterparties fail to perform their obligations under such agreements. We minimize this risk by limiting our repurchase agreement and derivative counterparties to major financial institutions with acceptable credit ratings, or to a registered clearinghouse, and we closely monitor our positions with individual counterparties. In the event of a default by a counterparty, we may have difficulty obtaining our assets pledged as collateral to such counterparty and may not receive payments provided for under the terms of our derivative agreements. In the case of centrally cleared instruments, we could be exposed to credit risk if the central clearing agency or a clearing member defaults on its respective obligation to perform under the contract. However, we believe that this risk is minimal due to clearing exchange initial and daily mark-to-market margin requirements, clearinghouse guarantee funds, and other resources that are available in the event of a clearing member default.
Further, each of our International Standard Derivative Association (“ISDA”) agreements contains a cross default provision under which a default under certain of our other indebtedness in excess of a certain threshold causes an event of default under the agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements. Additionally, under certain of our ISDA master agreements, we could be required to settle our obligations under the agreements if we fail to maintain certain minimum stockholders' equity thresholds or our REIT status or if we fail to comply with limits on our leverage above certain specified levels. As of September 30, 2014, the fair value of additional collateral that could be required to be posted as a result of the credit-risk-related contingent features being triggered was not material to our consolidated financial statements.
As of September 30, 2014, our amount at risk with any counterparty related to our repurchase agreements was less than 2% of our stockholders' equity, and our amount at risk with any counterparty related to our interest rate swap and cap agreements, excluding centrally cleared swaps, was less than 2% of our stockholders' equity.
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
Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our repurchase agreements and derivative agreements by type, including securities pledged related to securities purchased or sold but not yet settled, as of September 30, 2014 and December 31, 2013 (in thousands):

September 30, 2014
Assets Pledged to Counterparties	Repurchase Agreements	Derivative Instruments	Forward Settling Trades (TBAs)	Total
Agency RMBS - fair value	$10,327,686	$42,722	$7,826	$10,378,234
U.S. Treasuries - fair value	556,150	18,771	—	574,921
Accrued interest on pledged securities	28,298	289	19	28,606
Total	$10,912,134	$61,782	$7,845	$10,981,761

December 31, 2013
Assets Pledged to Counterparties	Repurchase Agreements	Derivative Instruments	Forward Settling Trades (TBAs)	Total
Agency RMBS - fair value	$11,760,720	$30,988	$12,252	$11,803,960
U.S. Treasuries - fair value	—	32,015	—	32,015
Accrued interest on pledged securities	31,539	93	30	31,662
Total	$11,792,259	$63,096	$12,282	$11,867,637
Assets Pledged from Counterparties
As the estimated fair value of our investment securities pledged as collateral increases due to changes in interest rates or other factors, we may require counterparties to release collateral back to us, which may be in the form of identical securities, similar securities, or cash. As of September 30, 2014 and December 31, 2013, we also had assets pledged to us as collateral under our repurchase and derivative agreements summarized in the tables below (in thousands):

September 30, 2014
Assets Pledged to CYS	Repurchase Agreements	Derivative Instruments	Forward Settling Trades (TBAs)	Total
Agency RMBS - fair value	$3,557	$113,176	$424	$117,157
U.S. Treasuries - fair value	3,540	36,695	—	40,235
Accrued interest on pledged securities	19	628	1	648
Cash	—	16,048	164	16,212
Total	$7,116	$166,547	$589	$174,252

December 31, 2013
Assets Pledged to CYS	Repurchase Agreements	Derivative Instruments	Forward Settling Trades (TBAs)	Total
Agency RMBS - fair value	$—	$163,386	$—	$163,386
U.S. Treasuries - fair value	—	48,036	—	48,036
Accrued interest on pledged securities	—	542	—	542
Cash	—	37,938	—	37,938
Total	$—	$249,902	$—	$249,902
Cash collateral received is recognized in "Cash" with a corresponding amount recognized in "Payable for cash received as collateral" on the accompanying interim consolidated balance sheets. Securities collateral received from counterparties is disclosed as a component of our liquidity amount in Note 4, "Investment in Interest Rate Swap and Cap Contracts".
Cash and Agency RMBS and U.S. Treasuries we pledge as collateral under our derivatives agreements is included in "Cash" and "Investment in securities, at fair value" on our consolidated balance sheets.
Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of set-off under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. Under U.S. GAAP, if the Company has a valid right of set-off, it may offset the related asset and liability and report the net amount. However, the Company reports amounts subject to its Master Repurchase Agreements (“MRA”) and ISDA agreements in the consolidated balance sheets on a gross basis without regard to such rights of offset.
At September 30, 2014 and December 31, 2013, the Company's derivative assets and liabilities (by type) are as follows (in thousands):

September 30, 2014	Assets	Liabilities
Interest rate swap contracts	$65,595	$3,434
Interest rate cap contracts	138,062	—
Total derivative assets and liabilities in the interim consolidated balance sheet	203,657	3,434
Derivatives not subject to a master netting agreement or similar agreement ("MNA")	15,250	150
Total assets and liabilities subject to a MNA	$188,407	$3,284

December 31, 2013	Assets	Liabilities
Interest rate swap contracts	$61,004	$29,458
Interest rate cap contracts	234,703	—
Total derivative assets and liabilities in the interim consolidated balance sheet	295,707	29,458
Derivatives not subject to a MNA	11,188	440
Total assets and liabilities subject to a MNA	$284,519	$29,018
Below is a summary of the Company's assets subject to offsetting provisions (in thousands):

			Gross Amounts Not Offset in the Consolidated Balance Sheet
As of	Description	Amounts of Assets Presented in the Consolidated Balance Sheet	Instruments Available for Offset	Collateral Received(1)	Net Amount(2)
September 30, 2014	Derivative assets	$188,407	$2,616	$160,889	$24,902
December 31, 2013	Derivative assets	284,519	9,237	244,721	30,561
 _________________

(1)	Collateral consists of Agency RMBS, U.S. Treasuries and cash. Excess collateral received is not shown for financial reporting purposes.

(2)	Net amount represents the net amount receivable from the counterparty in the event of the counterparty's default.
Below is a summary of the Company's liabilities subject to offsetting provisions (in thousands):

			Gross Amounts Not Offset in the Consolidated Balance Sheet
As of	Description	Amounts of Liabilities Presented in the Consolidated Balance Sheet	Instruments Available for Offset	Collateral Pledged(1)	Net Amount(2)
September 30, 2014	Derivative liabilities	$3,284	$2,616	$668	$—
September 30, 2014	Repurchase agreements	10,403,088	—	10,403,088	—
December 31, 2013	Derivative liabilities	29,018	9,237	19,781	—
December 31, 2013	Repurchase agreements	11,206,950	—	11,206,950	—
 _________________

(1)
Collateral consists of Agency RMBS, U.S. Treasuries and cash. Further detail of collateral pledged on repurchase agreements is disclosed in Note 5. Excess collateral pledged is not shown for financial reporting purposes.

(2)	Net amount represents the net amount payable to the counterparty in the event of the counterparty's default.

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
Excluded from the tables below are financial instruments carried in the consolidated financial statements at cost basis, which is deemed to approximate fair value, primarily due to the short duration of these instruments, including cash, receivables, payables and borrowings under repurchase arrangements with initial terms of 1 year or less. The fair value of these instruments is determined using level two inputs. The following tables provide a summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands):

September 30, 2014	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Agency RMBS	$—	$13,917,907	$—	$13,917,907
U.S. Treasuries	556,150	—	—	556,150
Other Investments	—	—	6,945	6,945
Derivative assets	—	203,657	—	203,657
Total	$556,150	$14,121,564	$6,945	$14,684,659
Liabilities
Derivative liabilities	$—	$3,434	$—	$3,434

December 31, 2013	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Agency RMBS	$—	$13,858,848	$—	$13,858,848
Other investments	—	—	6,945	6,945
Derivative assets	—	295,707	—	295,707
Total	$—	$14,154,555	$6,945	$14,161,500
Liabilities
Derivative liabilities	$—	$29,458	$—	$29,458
Other investments is comprised of real estate assets. The table below presents a reconciliation of changes in other investments classified as Level 3 in the Company’s interim consolidated financial statements for the three and nine months ended September 30, 2014 and 2013.
Fair values of real estate assets are valued based on discounted cash flow models. A discussion of the method of fair valuing these assets is included above in Note 2, Significant Accounting Policies -- Investments in Securities -- Investment Valuation. The significant unobservable input used in the fair value measurement is capitalization rates, which the Company estimated to be between 4% and 5% at September 30, 2014 and December 31, 2013.

Level 3 Fair Value Reconciliation

(In thousands)	Nine Months Ended September 30,
Other investments	2014	2013
Beginning balance Level 3 assets	$6,945	$19,576
Cash payments recorded as a reduction of cost basis	—	(324)
Change in net unrealized gain (loss)	—	(6,721)
Net sales	—	(12,005)
Net gain (loss) on sales	—	6,419
Transfers into (out of) Level 3	—	—
Ending balance Level 3 assets	$6,945	$6,945

9. SHARE CAPITAL
The Company has authorized 500,000,000 shares of common stock having par value of $0.01 per share. As of September 30, 2014 and December 31, 2013, the Company had issued and outstanding 161,994,611 and 161,650,114 shares of common stock, respectively.
The Company has authorized 50,000,000 shares of preferred stock having a par value of $0.01 per share. As of September 30, 2014 and December 31, 2013, 3,000,000 shares of 7.75% Series A Preferred Stock ($25.00 liquidation preference) were issued and outstanding. As of September 30, 2014 and December 31, 2013, 8,000,000 shares of 7.50% Series B Preferred Stock ($25.00 liquidation preference) were issued and outstanding. The Series A Preferred Stock and Series B Preferred Stock will not be redeemable before August 3, 2017 and April 30, 2018, respectively, except under circumstances where it is necessary to preserve the Company's qualification as a REIT, for federal income tax purposes or the occurrence of a change of control. On or after August 3, 2017 and April 30, 2018, the Company may, at its option, redeem any or all of the shares of the Series A Preferred Stock and Series B Preferred Stock, respectively, at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the respective redemption date. The Series A Preferred Stock and Series B Preferred Stock have no stated maturity and are not subject to any sinking fund or mandatory redemption.
Equity Offerings
On April 30, 2013, the Company closed a public offering of 8.0 million shares of its Series B Preferred Stock, liquidation preference of $25.00 per share, for total net proceeds of approximately $193.5 million, after the underwriting discount and commissions and expenses.

On May 23, 2014, the Company filed an automatically effective shelf registration statement on SEC Form S-3 with the SEC. The Company may offer and sell, from time to time, shares of common stock, preferred stock and debt securities in one or more offerings pursuant to the prospectus that is a part of the registration statement. As of September 30, 2014, the Company had not issued any shares of common stock, preferred stock or debt securities under the prospectus.
Equity Placement Program (“EPP”)
Effective May 15, 2014, the Company terminated that certain Equity Distribution Agreement by and between the Company and JMP Securities LLC (“JMP”), dated as of June 7, 2011 (the “JMP Agreement”), in connection with the expiration of the Company’s prior shelf registration statement on Form S-3. Under the JMP Agreement, the Company could offer and sell, from time to time, up to 15.0 million shares of the Company’s common stock through an “at the market” offering program with JMP. For the nine months ended September 30, 2014 and 2013, the Company did not sell any shares of common stock under the JMP Agreement.
Dividend Reinvestment and Direct Stock Purchase Plan (“DSPP”)
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of common stock by reinvesting some or all of the cash dividends received on shares of common stock. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. For the nine months ended September 30, 2014 and 2013 the Company did not issue any shares under the plan. As of September 30, 2014 and December 31, 2013, there were approximately 4.1 million shares available for issuance under the plan.

Share Repurchase Program
On November 15, 2012, the Company announced that its Board of Directors authorized the repurchase of shares of the Company’s common stock having an aggregate value of up to $250 million. Pursuant to this program, the Company repurchased approximately $115.7 million in aggregate value of its shares of common stock on the open market. On July 21, 2014, the Company announced that its Board of Directors authorized the repurchase of shares of the Company's common stock having an aggregate value of up to $250 million, which included the approximately $134.3 million still available for repurchase under the November 2012 authorization. In July 2014, pursuant to the program, the Company repurchased 39,800 shares of its common stock in open market transactions with a weighted-average purchase price of $8.86 per share for $353,584. Accordingly, the Company still had approximately $249.6 million available to repurchase shares of its common stock as of September 30, 2014.
Restricted Stock Awards
For the nine months ended September 30, 2014 and 2013, the Company granted 0.4 million and 0.4 million shares of restricted stock, respectively, to certain of its directors, officers and employees.

10. EARNINGS PER SHARE
Components of the computation of basic and diluted EPS were as follows (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$24,985	$30,571	$314,053	$(383,918)
Less preferred stock dividends	(5,203)	(5,203)	(15,609)	(10,651)
Net income (loss) available to common shareholders	19,782	25,368	298,444	(394,569)
Less dividends paid:
Common shares	(48,307)	(56,444)	(151,344)	(170,473)
Unvested shares	(291)	(295)	(948)	(884)
Undistributed earnings (loss)	(28,816)	(31,371)	146,152	(565,926)
Basic weighted-average shares outstanding:
Common shares	161,016	169,465	160,986	172,284
Basic earnings (loss) per common share:
Distributed earnings	$0.30	$0.33	$0.94	$0.99
Undistributed earnings (loss)	(0.18)	(0.19)	0.90	(3.28)
Basic earnings (loss) per common share	$0.12	$0.14	$1.84	$(2.29)
Diluted weighted-average shares outstanding:
Common shares	161,016	169,465	160,986	172,284
Net effect of dilutive stock options (1)	—	—	—	—
	161,016	169,465	160,986	172,284
Diluted earnings (loss) per common share:
Distributed earnings	$0.30	$0.33	$0.94	$0.99
Undistributed earnings (loss)	(0.18)	(0.19)	0.90	(3.28)
Diluted earnings (loss) per common share	$0.12	$0.14	$1.84	$(2.29)
__________________

(1)
For the three and nine months ended September 30, 2014 and 2013, the Company had an aggregate of 131,088 stock options outstanding with a weighted-average exercise price of $30.00 that were not included in the calculation of EPS, as their inclusion would have been anti-dilutive. These instruments may have a dilutive impact on future EPS.

11. INVESTMENT COMPANY ACCOUNTING DISCLOSURES
The information in the tables below was required under investment company accounting for which the Company ceased to meet the criteria on January 1, 2014. However, as of December 31, 2013, the Company used investment company financial statement presentation under ASC 946 and the following schedules have been included to comply with ASC 946. See Note 2, Significant Accounting Policies for more information.

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

FINANCIAL HIGHLIGHTS
In accordance with financial reporting requirements applicable to investment companies, the Company has included below certain financial highlight information for the three and nine months ended September 30, 2013:

	Per Common Share
	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
Net asset value, beginning of period	$10.20		$13.31
Net income (loss):
Net investment income	0.40	(a)	1.05	(a)
Net gain (loss) from investments and swap and cap contracts	(0.22)	(a)	(3.27)	(a)
Net income (loss)	0.18		(2.22)
Dividends on preferred stock	(0.03)	(a)	(0.06)	(a)
Net income (loss) available to common shareholders	0.15		(2.28)
Capital transactions:
Distributions to common stockholders	(0.34)		(1.00)
Issuance/Repurchase of common and preferred shares and amortization of share based compensation	0.09	(a)	0.07	(a)
Net decrease in net asset value from capital transactions	(0.25)		(0.93)
Net asset value, end of period	$10.10		$10.10
Net asset value total return (%)(d)	2.35%	(b)	(16.60)%	(b)
Market value total return (%)	(8.02)%	(b)	(23.53)%	(b)
Ratios to Average Net Assets
Expenses before interest expense	1.13%	(c)	1.01%	(c)
Total expenses	3.55%	(c)	3.47%	(c)
Net investment income	13.77%	(c)	10.92%	(c)
 __________________

(a)
Calculated based on average shares outstanding during the period. Average shares outstanding include vested and unvested restricted shares and differs from weighted-average shares outstanding used in calculating EPS (see Note 3, Investments in Securities).

(b)	Not computed on an annualized basis.

(c)	Computed on an annualized basis.

(d)	May also be referred to as common book value total return.

12. SUBSEQUENT EVENTS
On October 1, 2014, an aggregate of 17,255 shares of restricted common stock were granted to certain directors as a portion of their compensation for serving on the Company’s Board of Directors.
On October 16, 2014, the Company's Board of Directors elected Karen Hammond to serve as a Director and granted her 2,047 shares as compensation for serving on the Board.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

CYS Investments, Inc. (the "Company", "we", "us", and "our,") is a specialty finance company created with the objective of achieving consistent risk-adjusted investment income. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the reader of the Company’s consolidated financial statements and accompanying notes with a narrative from management to provide its perspective on the business underlying those financial statements and its financial condition and results of operations during the periods presented. The Company’s MD&A is comprised of five sections:

•	Executive Overview

•	Financial Condition

•	Results of Operations

•	Liquidity and Capital Resources and

•	Forward-Looking Statements
The following discussion should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in Item 1 of this Quarterly Report on SEC Form 10-Q, as well as our Annual Report on SEC Form 10-K for the fiscal year ended December 31, 2013, filed on February 14, 2014.

Executive Overview
We seek to achieve our objective of consistent risk-adjusted investment income by investing on a leveraged basis primarily in agency residential mortgage backed securities (“Agency RMBS”). These investments consist of residential mortgage pass-through securities for which the principal and interest payments are guaranteed by a government-sponsored enterprise, such as the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or by a U.S. government agency, such as the Government National Mortgage Association ("Ginnie Mae") (collectively referred to as "GSEs"). We may also invest in debt securities issued by the United States Department of Treasury (“U.S. Treasuries”) and, in addition, our investment guidelines permit investments in collateralized mortgage obligations issued by a government agency or GSE that are collateralized by Agency RMBS (“CMOs”), or securities issued by a GSE that are not backed by collateral but, in the case of government agencies, are backed by the full faith and credit of the U.S. government, and, in the case of GSEs, are backed by the integrity and creditworthiness of the issuer (“U.S. Agency Debentures”).
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
We earn income from our investment portfolio currently comprised principally of Agency RMBS and U.S. Treasuries. We currently fund our investments primarily through borrowings under repurchase agreements. We use leverage to seek to enhance our returns. Our net interest income is generated primarily from the net spread, or difference, between the interest income we earn on our investment portfolio and the cost of our borrowings and hedging activities. The amount of net interest income we earn on our investments depends in part on our ability to control our financing costs, which comprise a significant portion of our operating expenses. Although we leverage our portfolio investments in Agency RMBS and U.S. Treasuries to seek to enhance our potential returns, leverage also may exacerbate losses.
While we use hedging to attempt to mitigate some of our interest rate risk, we do not hedge all of our exposure to changes in interest rates. Our investments vary in interest rate and maturity compared with the rates and duration of the hedges we employ. As a result, it is not possible to insulate our portfolio from all potential negative consequences associated with changes in interest rates in a manner that will allow us to achieve attractive spreads on our portfolio. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income.
In addition to investing in issued pools of Agency RMBS, we regularly utilize forward settling transactions, including forward settling purchases of Agency RMBS where the pool is “to-be-announced” (“TBA”). Pursuant to a TBA, we agree to purchase, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. For our other forward settling transactions, we agree to purchase, for future delivery, Agency RMBS. However, unlike our TBAs, these forward settling transactions reference an identified Agency RMBS. Given the favorable terms available thus far in 2014 in the TBA dollar roll market and relative lower benefit of holding specific mortgage pools, we generally have continued to roll the purchases forward to a later settlement date.

We have elected to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes, and have complied with, and intend to continue to comply with, the provisions of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), with respect thereto. Accordingly, we generally do not expect to be subject to federal income tax on our REIT taxable income that we currently distribute to our stockholders if certain asset, income and ownership tests and recordkeeping requirements are fulfilled. Even if we maintain our qualification as a REIT, we may be subject to some federal, state and local taxes on our income.
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
Financing Strategy
We use leverage to finance a portion of our Agency RMBS portfolio and to seek to increase potential returns to our stockholders. Our use of leverage may, however, also have the effect of increasing losses when securities in our portfolio decline in value. Generally, we expect our leverage to be between five and ten times. Given recent actions and guidance provided by the U.S. Federal Reserve (the "Fed") about the future path of the Federal Funds Target Rate ("Fed Funds Rate"), their goal of reducing asset purchases, the heightened interest-rate volatility that these policy changes have created, and may likely continue to create, and current market conditions, we currently expect our leverage to remain in the lower end of this range. Our leverage varies from time to time depending on many factors and conditions, including the short-term changes in the market value of our assets and net asset value and other factors management assesses, analyzes and deems relevant. At September 30, 2014, our portfolio leverage ratio was approximately 6.63 to 1, up from 6.35 to 1 at June 30, 2014.
We currently finance our investments using borrowings under repurchase agreements with a diversified group of commercial and investment banks and broker/dealers. Under these repurchase agreements, we are able to borrow against the value of our assets. Under these agreements, we sell our assets to a counterparty and agree to repurchase the same assets from the counterparty at a price equal to the original sales price plus an interest factor. If the market value of the securities sold by us to a counterparty declines below the "haircut" level, which may occur due to prepayments of the mortgages causing the face value of the mortgage pool provided as collateral to the counterparty to decline or when the value of the mortgage pool provided as collateral declines as a result of interest rate movements or spread widening, we may be required by the counterparty to provide additional collateral, which is commonly referred to as a margin call. Our borrowings under repurchase agreements are accounted for as debt for purposes of U.S. generally accepted accounting principles (“U.S. GAAP”) and secured by the underlying assets. During the period of a borrowing transaction under a repurchase agreement, we are entitled to and receive the principal and interest payments on the related assets. In the future, we may utilize other financing techniques, which may include, but not necessarily be limited to, the issuance of common stock, secured or unsecured debt, or preferred stock.

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

We enter into interest rate swap agreements to offset the potential adverse effects of rising interest rates on certain short-term repurchase agreements. Our borrowings under repurchase agreements generally carry interest rates that correspond to the London Interbank Offered Rate (“LIBOR”) for the borrowing periods. Historically, we have sought to enter into interest rate swap agreements structured such that we receive payments based on a variable interest rate and make payments based on a fixed interest rate. The variable interest rate on which payments are received is calculated based on various reset mechanisms for LIBOR. Additionally, we have entered into interest rate cap agreements structured such that we receive payments based on a variable interest rate being above a fixed cap interest rate. The variable interest rate on which payments are received on interest rate caps is also calculated based on various reset mechanisms for LIBOR. Our interest rate swap and cap agreements effectively fix or cap our borrowing cost and are not held for speculative or trading purposes
Recent Activity
During the three months ended September 30, 2014, the Company has taken several steps to attempt to better position the portfolio in the changing Agency RMBS market environment, one of which is to generally maintain lower leverage during the year and to lengthen our hedging position by adding one new 7-year swap cancelable in July 2015. Our investment portfolio is comprised of Hybrid ARMs, 15-Yr. Agency RMBS, 20-Yr. Agency RMBS, 30-Yr. Agency RMBS, and U.S.Treasuries. Our investment portfolio is hedged using 5- and 7-Year interest rate swaps and caps intended to keep the duration gap low. The relative percentage of 15-Yr. versus 20-Yr. versus 30-Yr. maturity Agency RMBS in the overall portfolio will vary depending on prevailing market conditions and investment opportunities. In the third quarter of 2014, we reduced the percentage of U.S. Treasuries in the portfolio, and increased our 30-Yr. Agency RMBS position, benefiting from the relative outperformance of 30-Yr. mortgages during the period. The Company continues to invest in TBAs as the supply dynamics in the market provide for favorable returns.
Trends and Recent Market Activity -- Interest Rate and Other Macroeconomic Trends
During the first three quarters of 2014, interest rates and the fixed income markets returned to relative stability after an extremely volatile period in 2013. Guidance provided by the Federal Reserve Bank (the "Fed”) about the future path of monetary policy had a significant impact on interest rates in 2013, and created a steepening in the yield curve. Interest rates became very volatile, as markets anticipated the end of asset purchases by the Fed. During 2014, the Fed has followed its announced policy, reducing purchases of Agency RMBS and US Treasuries by $5 billion of each security per month, and is on track to end its asset purchasing program in October 2014. The market’s focus has now turned to the timing of when the Fed might begin to raise short-term rates. Current indications are for a first rate rise in mid-2015; however, the U.S. economy in 2014 has absorbed slack in the labor market at a sluggish pace and inflation is still below the Fed’s target of 2 percent, so there is no certainty as to when the Fed might take action.
The U.S. economy’s performance in 2014 has been mixed. After a decline in first quarter 2014 gross domestic product ("GDP") of 2.1% attributed to the severe winter, second quarter 2014 GDP growth was 4.6%, and consensus for the third quarter is trending around 3.3%. While U.S. unemployment has fallen from 6.7% in December 2013 to 5.9% in September 2014, the current labor force participation rate of 62.7% is at lows not seen since September 1994, and the jobs created have generally been part-time, lower paying and with limited benefits. Inflation, the other part of the Fed’s dual mandate, hovered around 2% for the second quarter of 2014, but fell back to 1.7% in August 2014.
The U.S. economy continues to outperform Europe, and U.S. government bond yields are high relative to government bond yields of other industrialized countries. For example, at September 30, 2014, 10-Year Federal Republic of Germany bonds yielded 0.95%, fully 155 basis points ("bps") lower than 10-Year U.S. Treasuries. The low yields available around the world have pushed global investors into U.S. bond markets. Foreign investors are also attracted by the recent significant rise in the value of the U.S. dollar. These pressures are unlikely to subside any time soon as global economic performance remains below potential and inflation risks continue to appear low. In some industrialized countries, deflation continues to be a bigger threat than inflation, and this has caused some foreign central banks to be highly accommodative.

While the short- and intermediate-end of the yield curve in the 2- to 5- year range has steepened, the longer-end of the curve has flattened considerably in the nine months ended September 30, 2014. When the 10-Yr. Treasury rate reached 3.03% at December 31, 2013, market consensus was that longer-term rates would remain higher in 2014. However, rates have fallen in 2014, with the 10-Yr. Treasury rate at 2.49% on September 30, 2014, after having hit a low of 2.34% in the third quarter of 2014. We believe that these interest rate movements indicate that the market is pricing in an interest rate increase by the Fed, but the market continues to manifest uncertainty about sustainable growth in the longer term.
Set forth below is the yield curve at December 31, 2013, March 30, 2014, June 30, 2014 and September 30, 2014:

U.S. Treasury Yield Curve
%
4.5
4.0
3.5
3.0
2.5
2.0
1.5
1.0
0.5
0.0
3M
6M
1Y
2Y
3Y
5Y
7Y
10Y
30Y
Dec-13
Mar-14
Jun-14
Sep-14

    In addition, the spread between Agency RMBS and interest rate swaps tightened during the quarter, with the spread between Fannie Mae 30-Yr. par priced securities and 7- year interest rate swaps tightening 10 bps, and Fannie Mae 15-Yr. and 5- year interest rate swaps tightening 9 bps. In general, this will lower our asset values because the majority of our Agency RMBS cash flows are in the 3- to 6-year part of the curve, where the curve steepened during the third quarter of 2014.

While some short-term interest rates increased slightly in the third quarter of 2014, short-term rates generally remain low. The table below presents 30-Day LIBOR, 3-Month LIBOR and the Fed Funds Rate at the end of each respective fiscal quarter. As the chart illustrates, we have been able to benefit from a favorable financing environment. The availability of repurchase agreement financing was generally stable with interest rates between 0.22% and 0.40% for 30-90 day repurchase agreements at September 30, 2014. Our weighted-average cost of funds was 0.30% for both the third and second quarter of 2014.

Date	30-Day LIBOR	3-Month LIBOR	Fed Funds Rate
September 30, 2014	0.157%	0.235%	0.25%
June 30, 2014	0.155%	0.231%	0.25%
March 31, 2014	0.152%	0.231%	0.25%
December 31, 2013	0.168%	0.246%	0.25%
September 30, 2013	0.179%	0.249%	0.25%
June 30, 2013	0.195%	0.273%	0.25%
March 31, 2013	0.204%	0.283%	0.25%
December 31, 2012	0.209%	0.306%	0.25%

The U.S. dollar gained strength in the third quarter of 2014, rising significantly against most major currencies, including the Euro. The rising dollar and market consensus that the Fed will raise rates have served as tailwinds for U.S. Treasuries. The U.S. economy generally continues to improve and geopolitical tensions outside of the U.S. have pushed investors looking for some yield to the U.S., with its highly liquid and secure bonds in a growing economy and where domestic currency values also are rising. The dollar is being spurred by positive U.S. economic data, but also by the European Central Bank ("ECB"), which recently decided to push its deposit rate further into negative territory and we believe the ECB will begin some form of quantitative easing in the near term. On a relative basis, the ECB action has made the carry offered by the U.S. dollar more attractive. In addition, there are signs of stagnation and even the threat of deflation in Western Europe and Japan. This severe and chronic economic weakness could spill over to the U.S. through rising imported and declining exported goods and services, and subsequently contribute to rises in unemployment and a decline in GDP.

As we entered the fourth quarter of 2014, U.S. interest rates fell across the U.S. Treasury yield curve upon the reporting of the minutes from the September FOMC meeting, indicating that the timing and velocity of increasing the Fed

Funds Rate and tighter monetary policy remain data dependent amid strong concerns about the sluggish world economy and strength of the dollar. In addition, while U.S. unemployment claims are dropping, FOMC members judged that there remained significant underutilization of domestic labor resources, and expressed concerns about potential deflationary pressures in Europe and Japan as well as a stronger U.S. dollar.  This news brought on declines in interest rates and sent Agency RMBS prices higher.  Although the Fed has indicated that it will end Agency RMBS purchases in October 2014, because the Fed will continue to purchase Agency RMBS with the principal and interest payments it receives from the Agency RMBS it holds in its portfolio, we expect strong demand for Agency RMBS to continue. In the beginning of the fourth quarter of 2014, rates on U.S. Treasuries have declined while mortgage rates have lagged this drop.

-- Investing and Reinvestment Environment

Home sales and new single-family home construction remain slow due to tight mortgage lending rules coming from the Wall Street Reform and Consumer Protection Act ("Dodd-Frank") legislation and bank conservatism in efforts to prevent future mortgage "put-backs". These factors have created a shortage of mortgage origination, and new Agency RMBS issuance is low. The Fed’s asset purchase programs have continued to dominate the Agency RMBS markets and have contributed to our limited new investment opportunities to date in 2014.

The strength in the Agency RMBS market is illustrated below by the movement in prices of two securities commonly held in our portfolio. In the third quarter, we saw some reversal of the increases in value during the first six months of 2014; however, we believe that we remain positioned to take advantage of opportunities as they arise. If interest rate spreads continue to narrow, this will have the effect of limiting our investment and reinvestment opportunities in the short-term. Also, as the long-end of the curve flattens, we expect that this will have the effect of reducing our yield on reinvestments.

The table below shows potential Agency RMBS investments and their respective net interest margins as of September 30, 2014:

Net Interest Margin	30 Yr. 4.0%	15 Yr. 3.0%
Asset Yield	3.28%	2.41%
Financing Rate	0.30%	0.30%
Hedge Cost (1)	1.19%	0.85%
Net interest margin	1.79%	1.26%
_______________________________________
(1) Assumed 7 Year and 5 Year Swap Hedge Ratio of 70% for the 30-YR 4.0% and 50% for the 15-YR. 3.0%.
During the three months ended September 30, 2014, the weighted-average yield on the Company's purchases of Agency RMBS and U.S. Treasuries was 2.73% and 1.75%, respectively.

-- Agency RMBS Supply Trends

The supply of Agency RMBS continues to be low in 2014 compared to 2012 and 2013, and this shortage of Agency RMBS has been a factor in the attractive TBA market, as low financing rates and the inability of the GSEs to settle forward transactions has led to the strong dollar roll market. Even as the Fed's large scale asset purchase program draws to a close, mortgage rates are lower. New Agency RMBS issuance declined steadily throughout 2013 and the first quarter of 2014, and increased slightly in the second and third quarters of 2014, as the chart below demonstrates:

One of the principal reasons for the Agency RMBS supply shortage is that single-family home mortgage applications and single-family home sales as of September 30, 2014 were down from the same period last year. Buyers are being held back by a number of dynamics. Homeowners who refinanced when interest rates were very low now have little incentive to sell, as they would likely have to borrow at higher rates. Potential new buyers among adults 25 to 34 are burdened by large student debt, and the employment rate for that group is about 75%. Each of these factors have inhibited residential home purchases and new household formation. From the lenders' perspective, the tight requirements of the Dodd-Frank "Ability to Repay" ("ATR") and Qualified Mortgage ("QM ") rules make it difficult for lenders to originate new mortgages to all but very high quality consumer credits. Affordability products such as ARMs are very limited, and first-time home buyers have difficulty qualifying under the QM rules.

-- Agency RMBS Market Volatility Trends

During 2014, there has been relatively low volatility in the Agency RMBS market. This lack of volatility has occurred principally due to low RMBS supply, Fed Agency RMBS purchases, higher yields, and relatively low prepayment rates. The charts below illustrate both the steep drop in refinancing activity since February 2013, the relative refinancing stability and the steep decline of constant prepayment rate ("CPR") rates (for both 15- and 30-year mortgages) since the beginning of 2014.

This lack of volatility has enabled the Company to maintain a diversified portfolio with stable cash flows. There is no way to predict whether this low volatility environment will persist in the remainder of 2014 or 2015, or the effect this will have on the Company’s financial condition and results of operations.

-- Government Activity
GSE reform lost momentum in the second quarter of 2014 when a proposed GSE reform bill introduced by Senators Tim Johnson (D-SD) and Mike Crapo (R-ID), the two most senior members of the Senate Banking Committee, failed to secure enough support for the bill to be considered by Congress.  The House Republican leadership continues to favor a very different approach, which is generally based on earlier legislation proposed by Senators Bob Corker (R-TN) and Mark Warner (D-VA). As the Federal Housing Finance Agency and both houses of Congress are each working on separate measures intended to restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac, we expect debate and discussion on the topic to continue throughout the remainder of 2014.  It is unclear which, if any, of these measures will be enacted and, if any are enacted, what the effects would be.
The words and actions of federal regulators overseeing the residential mortgage market has created numerous conflicts. For example, numerous rules and regulations under Dodd-Frank such as ATR and QM, as well as costly put-backs to banks, have resulted in stricter, more difficult credit availability for residential consumers directly conflict with the Federal Home Financing Authority ("FHFA") and U.S. Department of Housing and Urban Development ("HUD") rules to permit easier lending standards.  There also are historically low mortgage interest rates coupled with high household leverage, underemployment, and low wages. These are all factors that impact our investment opportunities.
In August 2014, the FHFA issued a request for comment on its proposal to establish a "Single Security" for Agency RMBS, with conformed structures, terms, disclosures and settlement date. Under the plan, the proposed Single Security would leverage the GSEs' existing security structures and would encompass many of the pooling features of the current Fannie Mae MBS and more of the disclosure framework of the current Freddie Mac Participation Certificate ("PC"). The FHFA indicated that the ultimate goal for the new structure is for the legacy MBS and PC securities to be fungible or transferable with the new security. Such a plan would benefit investors in Agency RMBS by simplifying the structures, terms, disclosures and settlement rules for Agency RMBS, and making these securities more comparable for purposes of pricing and transacting.
Financial Condition
As of September 30, 2014 and December 31, 2013, the Agency RMBS in our portfolio were purchased at a net premium to their face value due to the average interest rates on these investments being higher than the prevailing market rates at the time of purchase. As of September 30, 2014 and December 31, 2013, we had approximately $508.2 million and $351.5 million, respectively, of unamortized premium included in the cost basis of our investments.

Our Agency RMBS, U.S. Treasuries and Agency Debenture portfolio ("Debt Securities") consisted of the following assets:

(In thousands)				Weighted-Average
Coupon	Face Value	Fair Value	Amortized Cost Basis per Face Value	Loan Balance(1)	Loan Age (in months)(1)	3 Month CPR(1)(2)	Duration(3)
September 30, 2014
15 Year Agency Mortgage Securities
3.0%	$4,033,599	$4,162,732	$102.63	$268	14	7.2%	4.30
TBA 3.0%	482,000	496,460	103.03	n/a	n/a	n/a	4.45
3.5%	1,481,398	1,559,939	103.45	232	25	10.4	3.65
TBA 3.5%	205,000	215,490	105.18	n/a	n/a	n/a	3.58
4.0%	192,407	205,345	101.24	175	43	17.3	2.81
4.5%	28,581	30,613	102.78	248	56	21.4	2.08
Subtotal	6,422,985	6,670,579	102.89	253	17	8.5	4.08
20 Year Agency Mortgage Securities
4.5%	71,568	78,005	102.98	221	50	15.4	2.25
30 Year Agency Mortgage Securities
4.0%	3,467,839	3,661,551	104.91	294	6	5.2	5.61
TBA 4.0%	1,339,000	1,410,512	105.44	n/a	n/a	n/a	5.23
4.5%	180,949	195,730	106.96	287	41	14.9	3.05
Subtotal	4,987,788	5,267,793	105.13	294	8	5.9	5.42
Agency Hybrid ARMs
2.6%(4)	1,857,254	1,901,530	103.48	336	27	15.5	3.44
U.S. Treasuries
1.6%	560,000	556,150	99.31	n/a	n/a	n/a	4.73
Total	$13,899,595	$14,474,057	$103.63	$281	16	9.2%	4.49

December 31, 2013
15 Year Agency Mortgage Securities
3.0%	$4,261,654	$4,354,365	$102.64	$265	7	3.2%	4.60
TBA 3.0%	732,000	747,012	102.69	n/a	n/a	n/a	4.48
3.5%	1,078,606	1,128,285	102.50	269	27	9.7	3.35
4.0%	229,779	243,560	101.31	175	34	16.9	2.82
4.5%	35,497	37,736	102.99	249	47	17.8	1.99
Subtotal	6,337,536	6,510,958	102.58	262	12	5.3	4.30
20 Year Agency Mortgage Securities
4.5%	84,730	90,795	103.07	223	41	16.0	2.68
30 Year Agency Mortgage Securities
3.0%	93,193	88,114	103.90	421	14	3.9	6.72
3.5%	2,300,782	2,288,035	100.58	217	8	3.0	6.98
4.0%	1,775,221	1,827,827	102.91	326	5	3.4	6.39
TBA 4.0%	775,000	797,584	103.64	n/a	n/a	n/a	6.41
4.5%	200,955	212,988	107.07	287	32	11.7	4.33
Subtotal	5,145,151	5,214,548	102.15	269	8	3.6	6.58
Agency Hybrid ARMs
2.6%(4)	2,007,380	2,042,547	103.57	337	19	12.6	3.91
Total	$13,574,797	$13,858,848	$102.57	$277	12	6.0%	5.10

__________________

(1)	TBAs are excluded from this calculation as they do not have a defined weighted-average loan balance or age until mortgages have been assigned to the pool.

(2)
The CPR represents the 3-month CPR of the Company’s Agency RMBS held at September 30, 2014 and December 31, 2013. The CPR experienced by the Company during the period may differ. Securities with no prepayment history are excluded from this calculation.

(3)
Duration essentially measures the market price volatility of financial instruments as interest rates change, using DV01 methodology. We generally calculate duration using various third-party financial models and empirical data. Different models and methodologies can produce different duration numbers for the same securities. Source: The Yield Book®.

(4)	Coupon represents the weighted-average coupon of Agency Hybrid ARMs.

Hedging Instruments
We engage in interest rate swaps and caps as a means of mitigating our interest rate risk on forecasted interest expense associated with repurchase agreements for the term of the swap and cap contracts. Below is a summary of our interest rate swaps and caps as of September 30, 2014 and December 31, 2013:

			Weighted-Average
September 30, 2014	Number of Contracts	Notional (000's)	Rate	Maturity	Duration	Fair Value (000's)
Interest Rate Swaps	18	$7,650,000	1.39%	October 2018	(3.48)	$62,160
Interest Rate Caps	5	2,500,000	1.28%	January 2020	(3.18)	138,063

December 31, 2013
Interest Rate Swaps	14	$6,300,000	1.17%	July 2017	(3.33)	$31,546
Interest Rate Caps	10	3,900,000	1.40%	May 2019	(2.50)	234,703
The fair value of interest rate swaps and caps is heavily dependent on the current market fixed rate, the corresponding term structure of floating rates (known as the yield curve) as well as the expectation of changes in future floating rates.

We continued to reposition our hedges, and in July 2014 entered into a 7-year $400 million notional amount swap cancelable in July 2015.

Liabilities
We have entered into repurchase agreements to finance a portion of our assets. Borrowings under these agreements are secured by our assets and bear interest at rates that have historically moved in close relationship to LIBOR. At September 30, 2014 and December 31, 2013, we had liabilities pursuant to repurchase agreements with 32 and 24 counterparties, respectively, which are summarized below:

September 30, 2014			Weighted-Average
Original Days to Maturity	Repurchase Agreements Outstanding (000's)	Percentage of Total	Interest Rate	Remaining Days to Maturity	Original Days to Maturity
Agency RMBS
≤ 30 Days	$926,016	9%	0.30%	15	30
> 30 to ≤ 60 Days	3,047,068	29%	0.31%	15	33
> 60 Days	5,876,485	57%	0.35%	64	103
Subtotal	$9,849,569	95%	0.33%	44	74

U.S. Treasuries
Overnight	$553,519	5%	(2.20)%	1	1

Total	$10,403,088	100%	0.20%	42	70

December 31, 2013			Weighted-Average
Original Days to Maturity	Repurchase Agreements Outstanding (000's)	Percentage of Total	Interest Rate	Remaining Days to Maturity	Original Days to Maturity
≤ 30 Days	$83,917	1%	0.39%	11	22
>30 to ≤ 60 Days	801,587	7%	0.39%	13	37
> 60 Days	10,321,446	92%	0.42%	42	99
Total	$11,206,950	100%	0.41%	40	94

In addition, as of September 30, 2014, we had payable for securities purchased, a portion of which will be or, in the case of December 31, 2013, was financed through repurchase agreements summarized below (in thousands).

September 30, 2014
Settle Date	Face Value	Payable
October 2014	$2,250,425	$2,361,715
November 2014	150,000	157,287
	$2,400,425	$2,519,002

December 31, 2013
Settle Date	Face Value	Payable
January 2014	$1,507,000	$1,566,821

Summary Financial Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share numbers)	2014	2013	2014	2013
Interest income:
Interest income from Agency RMBS	$74,052	$85,599	$219,658	$238,691
Other interest income	3,080	—	13,819	1,477
Total interest income	77,132	85,599	233,477	240,168
Interest expense:
Repurchase agreement interest expense	7,657	11,969	24,669	41,047
Swap and cap interest expense	25,789	23,744	64,162	72,399
Total interest expense	33,446	35,713	88,831	113,446
Net interest income	43,686	49,886	144,646	126,722
Other income (loss):
Net realized gain (loss) on investments	40,470	(407,728)	90,258	(572,466)
Net unrealized gain (loss) on investments	(112,085)	423,509	134,628	(146,859)
Net realized gain (loss) on termination of swap and cap contracts	—	25,707	(15,327)	41,666
Net unrealized gain (loss) on swap and cap contracts	58,909	(55,243)	(22,512)	183,720
Other income	50	37	219	120
Total other income (loss)	(12,656)	(13,718)	187,266	(493,819)
Expenses:
Compensation and benefits	3,767	3,453	11,108	10,198
General, administrative and other	2,278	2,144	6,751	6,623
Total expenses	6,045	5,597	17,859	16,821
Net income (loss)	$24,985	$30,571	$314,053	$(383,918)
Dividend on preferred stock	(5,203)	(5,203)	(15,609)	(10,651)

Net income (loss) available to common shareholders	$19,782	$25,368	$298,444	$(394,569)
Net income (loss) per common share basic & diluted	$0.12	$0.14	$1.84	$(2.29)
Distributions per common share	$0.30	$0.34	$0.94	$1.00

Key Balance Sheet Metrics
Average settled Debt Securities (1)	$11,837,201	$14,143,340	$12,047,213	$15,390,880
Average total Debt Securities (2)	$14,138,849	$16,135,672	$13,792,448	$18,865,463
Average repurchase agreements (3)	$10,189,360	$12,180,713	$10,426,426	$13,306,964
Average Debt Securities liabilities (4)	$12,491,008	$14,173,045	$12,171,661	$16,781,547
Average stockholders' equity (5)	$1,937,700	$1,977,424	$1,907,260	$2,226,481
Average common shares outstanding (6)	162,008	170,351	161,957	173,120
Leverage ratio (at period end) (7)	6.63:1	6.45:1	6.63:1	6.45:1

Key Performance Metrics*
Average yield on settled Debt Securities (8)	2.61%	2.42%	2.58%	2.08%
Average yield on total Debt Securities including drop income (9)	2.67%	2.67%	2.72%	2.27%
Average cost of funds(10)	0.30%	0.39%	0.32%	0.41%
Average cost of funds and hedge (11)	1.31%	1.17%	1.14%	1.14%
Adjusted average cost of funds and hedge (12)	1.07%	1.01%	0.97%	0.90%
Interest rate spread net of hedge (13)	1.30%	1.25%	1.44%	0.94%
Interest rate spread net of hedge including drop income(14)	1.60%	1.66%	1.75%	1.37%
Operating expense ratio (5)	1.25%	1.13%	1.25%	1.01%
Common book value total return (%)(16)	1.26%	2.35%	19.91%	(16.60)%
___________

(1)	The average settled Debt Securities is calculated by averaging the month end cost basis of settled Debt Securities during the period.

(2)	The average total Debt Securities is calculated by averaging the month end cost basis of total Debt Securities during the period.

(3)	The average repurchase agreements are calculated by averaging the month end repurchase agreements balance during the period.

(4)	The average Debt Securities liabilities are calculated by adding the average month end repurchase agreements balance plus average unsettled Debt Securities during the period.

(5)	The average stockholders' equity is calculated by averaging the month end stockholders' equity during the period.

(6)	The average common shares outstanding are calculated by averaging the daily common shares outstanding during the period.

(7)	The leverage ratio is calculated by dividing (i) the Company's repurchase agreements balance plus payable for securities purchased minus receivable for securities sold by (ii) stockholders' equity.

(8)	The average yield on Debt Securities for the period is calculated by dividing total interest income by average settled Debt Securities.

(9)
The average yield on total Debt Securities including drop income for the period is calculated by dividing total interest income plus drop income by average total Debt Securities. Drop income was $17.2 million and $22.1 million for the three months ended September 30, 2014 and 2013, respectively. Drop income was $48.2 million and $81.7 million for the nine months ended September 30, 2014 and 2013, respectively. Drop income is a component of our net realized and unrealized gain (loss) on investments on our consolidated statements of operations. Drop income is the difference between the spot price and the forward settlement price for the same security on trade date. This difference is also the economic equivalent of the assumed net interest margin (yield minus financing costs) of the bond from trade date to settlement date. We derive drop income through utilization of forward settling transactions.

(10)	The average cost of funds for the period is calculated by dividing repurchase agreement interest expense by average repurchase agreements for the period.

(11)	The average cost of funds and hedge for the period is calculated by dividing interest expense by average repurchase agreements.

(12)	The adjusted average cost of funds and hedge for the period is calculated by dividing interest expense by average Debt Securities liabilities.

(13)	The interest rate spread net of hedge for the period is calculated by subtracting average cost of funds and hedge from average yield on settled Debt Securities.

(14)
The interest rate spread net of hedge including drop income for the period is calculated by subtracting adjusted average cost of funds and hedge from average yield on total Debt Securities including drop income.

(15)	The operating expense ratio for the period is calculated by dividing operating expenses by average stockholders' equity.

(16)	Not computed on annualized basis.

*	All percentages are annualized.

Core Earnings
"Core earnings" represents a non-U.S. GAAP financial measure and is defined as net income (loss) available to common shareholders excluding net realized and unrealized gain (loss) on investments, net realized gain (loss) on termination of swap and cap contracts and net unrealized gain (loss) on swap and cap contracts. Management uses core earnings to evaluate the effective yield of the portfolio after operating expenses. In addition, management utilizes core earnings as a key metric in conjunction with other portfolio and market factors to determine the appropriate leverage and hedging ratios, as well as the overall structure of the portfolio.
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

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Non-U.S. GAAP Reconciliation:	2014	2013	2014	2013
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$19,782	$25,368	$298,444	$(394,569)
Net realized (gain) loss on investments	(40,470)	407,728	(90,258)	572,466
Net unrealized (gain) loss on investments	112,085	(423,509)	(134,628)	146,859
Net realized (gain) loss on termination of swap and cap contracts	—	(25,707)	15,327	(41,666)
Net unrealized (gain) loss on swap and cap contracts	(58,909)	55,243	22,512	(183,720)
Core earnings	$32,488	$39,123	$111,397	$99,370

Results of Operations
Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
Net Income
Net income available to common shareholders decreased $5.6 million to net income of $19.8 million for the three months ended September 30, 2014, compared to net income of $25.4 million for the three months ended September 30, 2013, partially due to the losses on our investments in the third quarter of 2014. The major components of this decrease are detailed below.
Interest Income, Coupon and Asset Yield
Our principal source of income is interest income that we earn on our investment securities portfolio. Interest income, which consists primarily of interest income on Agency RMBS and U.S. Treasuries, decreased by $8.5 million to $77.1 million for the three months ended September 30, 2014, as compared to $85.6 million for the three months ended September 30, 2013. One of the most significant factors in this decrease are changes both in the size of our portfolio and yield on investments, as shown below (in thousands):

Change in Size		Change in Yield		Change in Size & Yield
Change in average settled	$(2,306,139)	Change in average yield	0.186%	Change in average settled	$(2,306,139)
2013 average yield	2.42%	2013 average settled	14,143,340	Change in average yield	0.186%
Change	$(13,957)	Change	$6,560	Change	$(1,070)
				Total change	$(8,467)
Our average settled Debt Securities for the three months ended September 30, 2014 was $11.8 billion, compared to $14.1 billion for the three months ended September 30, 2013. Our annualized yield on average settled Debt Securities for the three months ended September 30, 2014 was 2.61%, as compared to 2.42% for the three months ended September 30, 2013. The yield on our assets is most directly affected by the stated coupon rate, and the rate of repayments on our Agency RMBS due to its impact on the amortization of premium on Agency RMBS. Our yield increase was primarily a function of higher weighted-average coupon in the third quarter of 2014 compared to the third quarter of 2013, coupled with the portfolio premium amortizing at a lower rate than the comparable period. Our weighted-average coupon as of September 30, 2014 was 3.34%, compared to 3.30% as of September 30, 2013. Our amortization expense was $3.1 million for the three months ended September 30, 2014, and $4.1 million for the three months ended September 30, 2013.
Interest Expense and Cost of Funds
Our interest expense for the three months ended September 30, 2014, which primarily consists of interest expense from repurchase agreements and interest rate swap and cap contracts, decreased $2.3 million to $33.4 million, as compared to $35.7 million for the three months ended September 30, 2013. A decline in interest expense from repurchase agreements made up $4.3 million of the $2.3 million change in interest expense for the three months ended September 30, 2014. This decline was partially offset by a $2.1 million increase in swap and cap interest expense. Our average borrowings decreased from $12.2 billion for the three months ended September 30, 2013 to $10.2 billion for the three months ended September 30, 2014, consistent with the smaller portfolio that existed in 2014 as compared to 2013 described above. As shown below, the change in interest expense from repurchase agreements was primarily the result of changes to the amount outstanding and rates on repurchase agreements during the three months ended September 30, 2014 and 2013 (in thousands):

Change in Size		Change in Rate		Change in Size & Yield
Change in average outstanding	$(1,991,353)	Change in average rate	(0.09)%	Change in average outstanding	$(1,991,353)
2013 average rate	0.39%	2013 average outstanding	12,180,713	Change in average rate	(0.09)%
Change	$(1,957)	Change	$(2,816)	Change	$461
				Total change	$(4,312)
Our annualized weighted-average cost of funds, including hedges, was 1.31% for the three months ended September 30, 2014, as compared to 1.17% for the three months ended September 30, 2013. The components of our cost of funds are 1) rates on our repurchase agreements, 2) rates on our interest rate swaps and caps, 3) the size of our borrowings, and 4) the total notional amount of the interest rate swaps and caps.
Net Interest Income and Drop Income
Our net interest income for the three months ended September 30, 2014 was $43.7 million, and our interest rate spread net of hedge, was 1.30%. For the three months ended September 30, 2013, our net interest income was $49.9 million and our interest rate spread net of hedge was 1.25%. This increase in our interest rate spread net of hedge was due to our increased portfolio yield due to increased coupon rates and lower amortization rates. While the dollar figure of our net interest income is influenced significantly by the size of our portfolio and overall interest rate levels, we believe our interest rate spread net of hedge is an important indicator of our performance.
During the three months ended September 30, 2014 and 2013, we generated drop income of approximately $17.2 million and $22.1 million, respectively. The continued high level of drop income was primarily due to continuing large volumes of forward settling transactions from which we derive drop income. Drop income is a component of our net realized and unrealized gain (loss) on investments on our consolidated statements of operations and therefore excluded from core earnings. Drop income is the difference between the spot price and the forward settlement price for the same security on the trade date. This difference is also the economic equivalent of the assumed interest rate spread net of hedge (yield minus financing costs) of the bond from trade date to settlement date.
Gain (Loss) on Investments
During the three months ended September 30, 2014, our net realized and unrealized gain (loss) on investments decreased by $87.4 million to a $(71.6) million net loss, compared to a gain of $15.8 million for the three months ended September 30, 2013. This change was driven in part by a decline in prices of Agency RMBS for the three months ended September 30, 2014, compared with increases in prices of Agency RMBS for the three months ended September 30, 2013. For example, during the three months ended September 30, 2014 the price of a 30-Yr. 4.0% Agency RMBS decreased $0.56, and during the three months ended September 30, 2013 it increased $0.75.
Gain (Loss) on Derivatives
Our net realized and unrealized gain (loss) on swap and cap contracts increased by $88.4 million to a gain of $58.9 million for the three months ended September 30, 2014, compared to a loss of $(29.5) million for the three months ended September 30, 2013. The realized and unrealized gain in the three months ended September 30, 2014 was due principally to an environment of rising interest rates in which swap and cap prices rose, offsetting to some extent the losses on the Agency RMBS. During the three months ended September 30, 2014 and 2013, our average interest rate swap and cap notional amount was $10,050.0 million and $11,915.0 million, respectively. During the three months ended September 30, 2014 and 2013, 5-year swap rates increased by 23 bps and decreased by 3 bps, respectively.

Operating Expenses
Operating expenses remained generally consistent at $6.0 million and $5.6 million for the three months ended September 30, 2014 and 2013, respectively.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Net Income
Net income available to common shareholders increased $693.0 million to net income of $298.4 million for the nine months ended September 30, 2014, compared to net loss of $(394.6) million for the nine months ended September 30, 2013. This result followed from the $(719.3) million loss on investments for the nine months ended September 30, 2013 compared to an investments gain of $224.9 million for the nine months ended September 30, 2014. The major components of this increase are detailed below.
Interest Income and Asset Yield
Interest income decreased by $6.7 million to $233.5 million for the nine months ended September 30, 2014, as compared to $240.2 million for the nine months ended September 30, 2013. The decrease in our interest income is due to the change in both the size of our portfolio and yield on investments as shown below (in thousands):

Change in Size		Change in Yield		Change in Size & Yield
Change in average settled	$(3,343,667)	Change in average yield	0.503%	Change in average settled	$(3,343,667)
2013 average yield	2.08%	2013 average settled	15,390,880	Change in average yield	0.503%
Change	$(52,176)	Change	$58,110	Change	$(12,625)
				Total change	$(6,691)
Our average settled Debt Securities for the nine months ended September 30, 2014 was $12.0 billion, compared to $15.4 billion for the nine months ended September 30, 2013. Our weighted-average coupon as of September 30, 2014 was 3.34% compared to 3.30% as of September 30, 2013. The decrease in average coupon for the first nine months of 2014 was more than offset by an increase in yield for the nine months ended September 30, 2014.
Our annualized yield on average settled Debt Securities for the nine months ended September 30, 2014 was 2.58%, as compared to 2.08% for the nine months ended September 30, 2013. Our yield increase was both a function of a higher average coupon rate and the portfolio premium amortized at a lower rate than the comparable period. Our annualized rate of portfolio prepayment for the nine months ended September 30, 2014 was 7.4%, which was lower than the rate of 13.4% for the nine months ended September 30, 2013. Our amortization expense was $8.3 million for the nine months ended September 30, 2014 and $18.7 million for the nine months ended September 30, 2013. The decrease in prepayments was largely brought on by the effects of lower mortgage rates.
Interest Expense and Cost of Funds
Interest expense, which primarily consists of interest expense from repurchase agreements and interest rate swap and cap contracts, decreased $24.6 million to $88.8 million for the nine months ended September 30, 2014, as compared to $113.4 million for the nine months ended September 30, 2013. Lower interest expense from repurchase agreements made up $16.3 million of the $24.6 million change in interest expense for the nine months ended September 30, 2014. As shown below, the change in interest expense from repurchase agreements was primarily the result of changes to the amount outstanding and rates on repurchase agreements during the nine months ended September 30, 2014 and 2013 (in thousands):

Change in Size		Change in Rate		Change in Size & Yield
Change in average outstanding	$(2,880,538)	Change in average rate	(0.096)%	Change in average outstanding	$(2,880,538)
2013 average rate	0.41%	2013 average outstanding	13,306,964	Change in average rate	(0.096)%
Change	$(8,885)	Change	$(9,563)	Change	$2,070
				Total change	$(16,378)
Our average borrowings decreased from $13.3 billion for the nine months ended September 30, 2013 to $10.4 billion for the nine months ended September 30, 2014, similar to the portfolio decline described above. Our annualized weighted-average cost of funds, including hedges, was unchanged at 1.14% for the nine months ended September 30, 2014 and 2013.

Net Interest Income and Drop Income
Our net interest income for the nine months ended September 30, 2014 was $144.6 million, and our interest rate spread net of hedge was 1.44%. For the nine months ended September 30, 2013, our net interest income was $126.7 million and our interest rate spread net of hedge was 0.94%. The increase in net interest income was primarily due to the increase in our interest rate spread net of hedge, a function of our increased portfolio yield due to increased coupon rates and lower amortization rates.
During the nine months ended September 30, 2014 and 2013, we generated drop income of approximately $48.2 million and $81.7 million, respectively. The decrease in drop income was primarily due to fewer forward settling transactions.
Gain (Loss) on Investments
Net realized and unrealized gain (loss) on investments increased by $944.2 million to a gain of $224.9 million for the nine months ended September 30, 2014, compared to a loss of $(719.3) million for the nine months ended September 30, 2013. This was due in part to a positive change in prices of Agency RMBS in the first nine months of 2014 as compared to the first nine months of 2013. For example, during the nine months ended September 30, 2014 the price of a 30-YR. 4.0% Agency RMBS increased $2.44, and during the nine months ended September 30, 2013 the price for the same security decreased $2.28. In addition, our average settled Debt Securities was approximately $15.4 billion, or $3.4 billion (22% ) larger for the nine months ended September 30, 2013 compared to $12.0 billion for the nine months ended September 30, 2014, which would have the effect of magnifying the impact of the Agency RMBS price declines on our overall losses in 2013, as compared to the impact of Agency RMBS price increases on the smaller investment portfolio in 2014.
Gain (Loss) on Derivatives
Net realized and unrealized loss on swap and cap contracts was $(37.8) million for the nine months ended September 30, 2014, compared to a gain of $225.4 million for the nine months ended September 30, 2013. In the nine months ended September 30, 2014, with Agency RMBS prices rising in response to lower interest rates, the swaps generally lost value and we incurred losses on our swaps (the proportionality of the losses in the first nine months of 2014 was lessened somewhat by the significantly smaller size of our hedge book in 2014 as compared to 2013). The unrealized and realized gain on swap and cap contracts in the nine months ended September 30, 2013 was due principally to an environment of rising interest rates and falling Agency RMBS prices. During the nine months ended September 30, 2014 and 2013, our average interest rate swap and cap notional amount was $9,820.0 million and $12,250.0 million, respectively. During the nine months ended September 30, 2014 and 2013, 7-year swap rates decreased by 18 bps and increased by 85 bps, respectively.
Operating Expenses
Operating expenses were $17.9 million and $16.8 million for the nine months ended September 30, 2014 and 2013, respectively.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations for repurchase agreements, interest expense on repurchase agreements and the office lease at September 30, 2014 and December 31, 2013 (in thousands):

September 30, 2014	Within One Year	One to Three Years	Three to Five Years	Total
Repurchase agreements	$10,403,088	$—	$—	$10,403,088
Interest expense on repurchase agreements, based on rates at September 30, 2014	7,078	—	—	7,078
Long-term operating lease obligation	262	197	—	459
Total	$10,410,428	$197	$—	$10,410,625

December 31, 2013	Within One Year	One to Three Years	Three to Five Years	Total
Repurchase agreements	$11,206,950	$—	$—	$11,206,950
Interest expense on repurchase agreements, based on rates at December 31, 2013	12,202	—	—	12,202
Long-term operating lease obligation	293	393	—	686
Total	$11,219,445	$393	$—	$11,219,838
At September 30, 2014 and December 31, 2013, we had the following interest rate swap and cap contracts (in thousands):
As of September 30, 2014

Interest Rate Swaps	Weighted-Average	Notional	Fair
Expiration Year	Fixed Pay Rate	Amount	Value
2017	0.94%	$3,250,000	$31,031
2018	1.16%	2,000,000	25,311
2019	1.75%	800,000	3,792
2021	2.43%	1,600,000	2,026
Total	1.39%	$7,650,000	$62,160

Interest Rate Caps	Weighted-Average	Notional	Fair
Expiration Year	Cap Rate	Amount	Value
2019	1.34%	800,000	34,987
2020	1.25%	1,700,000	103,076
Total	1.28%	$2,500,000	$138,063

As of December 31, 2013

Interest Rate Swaps	Weighted-Average	Notional	Fair
Expiration Year	Fixed Pay Rate	Amount	Value
2015	2.15%	$500,000	$(10,255)
2016	1.71%	550,000	(13,780)
2017	0.94%	3,250,000	27,942
2018	1.16%	2,000,000	27,639
Total	1.17%	$6,300,000	$31,546

Interest Rate Caps	Weighted-Average	Notional	Fair
Expiration Year	Cap Rate	Amount	Value
2015	1.40%	$500,000	$309
2019	1.56%	1,700,000	92,376
2020	1.25%	1,700,000	142,018
Total	1.40%	$3,900,000	$234,703

We enter into certain contracts that contain a variety of indemnification obligations, principally with our brokers and counterparties to interest rate swap contracts and repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of September 30, 2014 and December 31, 2013. In addition, as of September 30, 2014 and December 31, 2013, we had $2,519.0 million and $1,556.8 million of payable for securities purchased, respectively, a portion of which either will be or was financed through repurchase agreements. A summary of our payable for securities purchased as of September 30, 2014 and December 31, 2013 is included in the Financial Condition—Liabilities section.

Off-Balance Sheet Arrangements
As of September 30, 2014 and December 31, 2013, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2014 and December 31, 2013, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or had any intent to provide funding to any such entities.
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
As of September 30, 2014 and December 31, 2013, we had approximately $1,382.3 million and $1,115.8 million, respectively, in Agency RMBS, U.S. Treasuries and cash available to satisfy future margin calls. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future. During the nine months ended September 30, 2014, we maintained an average liquidity level of 66% and never less than 55% of stockholders' equity.
During the third quarters of 2014 and 2013, we had average repurchase agreements outstanding of $10,189.4 million and $12,180.7 million, respectively, with a weighted-average borrowing rate of 0.30% and 0.39%. The availability of repurchase agreement financing was generally stable with interest rates between 0.22% and 0.40% for 30-90 day repurchase agreements at September 30, 2014.

To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. As of September 30, 2014 and December 31, 2013, we had master repurchase agreements with 45 and 37 financial institutions, respectively, subject to certain conditions, located throughout North America, Europe and Asia. In the third quarter of 2014, we added two new counterparties and entered into borrowings with one of these counterparties. The table below includes a summary of our repurchase agreement funding by number of repurchase counterparties and counterparty region as of September 30, 2014 and December 31, 2013:

	September 30, 2014
Counterparty Region	Number of Counterparties	Percent of Repurchase Agreement Funding
North America	16	47.4%
Europe	11	33.2%
Asia	5	19.4%
	32	100.0%

	December 31, 2013
Counterparty Region	Number of Counterparties	Percent of Repurchase Agreement Funding
North America	12	49.7%
Europe	7	29.4%
Asia	5	20.9%
	24	100.0%
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

During the nine months ended September 30, 2014 and 2013, we received $949.1 million and $2,122.4 million of principal repayments, respectively, and $234.1 million and $248.0 million of interest payments, respectively. We held cash of $10.4 million and $5.0 million at September 30, 2014 and December 31, 2013, respectively. For the nine months ended September 30, 2014 and 2013, net cash provided by operating activities was $166.1 million and $237.2 million, respectively.
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
Our investment portfolio is comprised principally of highly liquid Agency RMBS guaranteed by Freddie Mac or Fannie Mae, and Ginnie Mae RMBS and U.S. Treasuries backed by the full faith and credit of the U.S. government. We regularly monitor the creditworthiness of the U.S. government. While the U.S. government has had its credit rating downgraded in recent years by on e of the credit rating agencies, it remains one of the most secure creditors in the world as of September 30, 2014. See Note 2, Investments in Securities.
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
From time to time we raise capital through sale and issuance of our capital stock. On May 23, 2014, we filed an automatically effective shelf registration statement on Form S-3 with the Securities and Exchange Commission. We may offer and sell, from time to time, shares of common stock, preferred stock and debt securities in one or more offerings pursuant to the prospectus that is a part of the registration statement. As of September 30, 2014, we had not issued any shares of common stock, preferred stock or debt securities under the prospectus.
Another vehicle for this is our Direct Share Purchase Program ("DSPP"), through which stockholders may purchase additional shares of common stock by reinvesting some or all of the cash dividends received on shares of common stock. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. We did not issue any shares under the plan during the nine months ended September 30, 2014 and 2013. As of September 30, 2014 and December 31, 2013, there were approximately 4.1 million shares available for issuance under the DSPP.
Effective May 15, 2014, the Company terminated that certain Equity Distribution Agreement by and between the Company and JMP Securities LLC (“JMP”), dated as of June 7, 2011 (the “JMP Agreement”), in connection with the expiration of the Company’s prior shelf registration statement on Form S-3. Under the JMP Agreement, the Company could offer and sell, from time to time, up to 15.0 million shares of the Company’s common stock through an “at the market” offering program with JMP. The Company sold 11.9 million shares of common stock under the JMP Agreement. For the nine months ended September 30, 2014 and 2013, the Company did not sell any shares of common stock under the JMP Agreement.
On November 15, 2012, the Company announced that its Board of Directors authorized the repurchase of shares of the Company’s common stock having an aggregate value of up to $250 million. Pursuant to this program, the Company repurchased approximately $115.7 million in aggregate value of its shares of common stock on the open market. On July 21, 2014, the Company announced that its Board of Directors authorized the repurchase of shares of the Company's common stock having an aggregate value of up to $250 million, which included the approximately $134.3 million available for repurchase under the November 2012 authorization. In July 2014, pursuant to the program, the Company repurchased 39,800 shares of its common stock in open market transactions with a weighted-average purchase price of $8.86 per share for $353,584. Accordingly, the Company still had approximately $249.6 million available to repurchase shares of its common stock as of September 30, 2014.
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

Qualitative and Quantitative Disclosures about Short-Term Borrowings
The following table discloses quantitative data about our short-term borrowings under repurchase agreements during the three and nine months ended September 30, 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Outstanding at period end	$10,403	$11,735	$10,403	$11,735
Weighted-average rate at period end	0.20%	0.39%	0.20%	0.39%
Average outstanding during period (1)	$10,189	$12,181	$10,426	$13,307
Weighted-average rate during period	0.30%	0.39%	0.32%	0.41%
Largest month end balance during period	$10,403	$13,809	$11,771	$14,544

_______________

(1)	Calculated based on the average month end balance during the period.
The Company's borrowing rates were stable during each of the three months ended September 30, 2014 and 2013. The Company's borrowing rates were lower for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 due to generally lower interest rate environment and using more U.S. Treasuries as collateral for repurchase agreements at September 30, 2014, which attract lower borrowing rates.
At September 30, 2014 and December 31, 2013, the Company had no repurchase agreement borrowings where the amount at risk with an individual counterparty exceeded 2% of stockholders' equity. In addition, we had no borrowings with any counterparty that exceeded 6% of our total borrowings.

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
The forward-looking statements in this report are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us.  These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us.  If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements.  The following factors could cause actual results to vary from our forward-looking statements: changes in our investment, financing and hedging strategies; the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity requirements; the liquidity of our portfolio; unanticipated changes in our industry, actions taken by the Fed or other U.S. government regulator; the credit markets, the general economy or the real estate market; changes in interest rates and the market value of our investments; changes in the prepayment rates on the mortgage loans securing our Agency RMBS; our ability to borrow to finance our assets; changes in government regulations affecting our business; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act; and risks associated with investing in real estate assets, including changes in business conditions and the general economy.  These and other risks, uncertainties and factors, including those set forth under the section captioned “Risk Factors” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in our Annual Report on

SEC Form 10-K for the year ended December 31, 2013, and Quarterly Report on SEC Form 10-Q for the quarter ended June 30, 2014, as updated by our quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make.  All forward-looking statements speak only as of the date on which they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of September 30, 2014 and December 31, 2013, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do believe that risk can be quantified from historical experience, and actively managed, to earn sufficient compensation to justify taking risks and to maintain capital levels consistent with the risks we undertake. Our board of directors exercises oversight of risk management in many ways, including overseeing our senior management’s risk-related responsibilities and reviewing management and investment policies and performance against these policies and related benchmarks. See “Business—Risk Management” in our Annual Report on SEC Form 10-K for the fiscal year ended December 31, 2013 for a further discussion of our risk mitigation practices.
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
We are a party to the interest rate swap and cap contracts as of September 30, 2014 and December 31, 2013 described in detail under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in this Quarterly Report on SEC Form 10-Q.
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
We have structured our swaps to expire in conjunction with the estimated weighted-average life of the fixed period of the mortgages underlying our Agency RMBS portfolio. However, in a rising interest rate environment, the weighted-average life of the fixed rate mortgages underlying our Agency RMBS could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed after the term of the hedging instrument while the income earned on the remaining Agency RMBS would remain fixed for a period of time. This situation may also cause the market value of our Agency RMBS to decline with little or no offsetting gain from the related hedging transactions. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.
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
Prepayment Risk
Prepayments are the full or partial repayment of principal prior to the original contractual maturity of a mortgage loan, and typically occur due to refinancing of mortgage loans. Prepayment rates for existing Agency RMBS generally increase when prevailing mortgage interest rates fall, and vice-versa. In addition, prepayment rates on Agency RMBS collateralized by ARMs and hybrid ARMs generally increase when the difference between long-term and short-term interest rates declines or becomes negative, and vice-versa. Additionally, we own Agency RMBS that were purchased at a premium. The prepayment of such Agency RMBS at a rate faster than anticipated would result in a write-off of any remaining capitalized premium amount.
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

The following sensitivity analysis table shows the estimated impact of our interest rate-sensitive investments and repurchase agreement liabilities on the fair value of our assets and our net income, exclusive of the effect of changes in fair value on our net income, at September 30, 2014 and December 31, 2013, assuming a static portfolio and that rates instantaneously fall 25, 50 and 75 bps and rise 25, 50 and 75 bps:

September 30, 2014
Change in Interest Rates	Projected Change in Our Net Income		Projected Change in the Fair Value of Our Assets
- 75 basis points	6.7%	(a)	0.6%
- 50 basis points	4.9%	(a)	0.6%
- 25 basis points	2.4%	(a)	0.4%
No Change	—%		—%
+ 25 basis points	(6.1)%		(0.5)%
+ 50 basis points	(12.2)%		(1.1)%
+ 75 basis points	(18.3)%		(1.7)%

December 31, 2013
- 75 basis points	8.6%	(a)	1.4%
- 50 basis points	6.6%	(a)	1.2%
- 25 basis points	3.3%	(a)	0.7%
No Change	—%		—%
+ 25 basis points	(8.3)%		(0.8)%
+ 50 basis points	(16.6)%		(1.5)%
+ 75 basis points	(24.9)%		(2.3)%
_____________

*	Analytics provided by The Yield Book® Software.

(a)
Given the low level of interest rates at September 30, 2014 and December 31, 2013, we reduced 3-month LIBOR by 10, 20 and 25 bps and our repurchase agreement rates by 10, 20 and 25 bps for the down 25, 50 and 75 bps net income scenarios, respectively. All other interest rate sensitive instruments were calculated in accordance with the table.

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
We seek to manage our liquidity risks by monitoring our liquidity position on a daily basis and maintaining a prudent level of leverage, which we currently consider to be between five and ten times the amount of shareholders' equity in our overall portfolio, based on current market conditions and various other factors, including the health of the financial institutions that lend to us under our repurchase agreements and the presence of special liquidity programs provided by domestic and foreign central banks.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits

(a)	Exhibits.

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Amendment and Restatement of CYS Investments, Inc.

3.2(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.3(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.4(3)	Articles of Amendment to the Articles of Amendment and Restatement

3.5(4)	Articles Supplementary of 7.75% Series A Cumulative Redeemable Preferred Stock

3.6(5)	Articles Supplementary of 7.50% Series B Cumulative Redeemable Preferred Stock

3.7(6)	Amended and Restated Bylaws of CYS Investments, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 101.INS XBRL	Instance Document (7)

Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document (7)

Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (7)

Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (7)

Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document (7)

Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (7)
_________________
*    Filed herewith.
**    Furnished herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File No. 333-142236).

(2)	Incorporated by reference from the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 10, 2010.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2011.

(4)	Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2012.

(5)	Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2013.

(6)	Incorporated by reference from the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 10, 2012.

(7)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2014 (Unaudited) and December 31, 2013 (Derived from the audited balance sheet at December 31, 2013); (ii) Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2014 and 2013; (iii) Consolidated Statement of Changes in Shareholders' Equity (Unaudited) for the nine months ended September 30, 2014; (iv) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2014 and 2013; and (v) Consolidated Notes to Financial Statements (Unaudited) for the three and nine months ended September 30, 2014 and 2013.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYS INVESTMENTS, INC.

Dated: October 23, 2014	BY: /s/ FRANCES R. SPARK
Frances R. Spark
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Articles of Amendment and Restatement of CYS Investments, Inc.

3.2(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.3(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.4(3)	Articles of Amendment to the Articles of Amendment and Restatement

3.5(4)	Articles Supplementary of 7.75% Series A Cumulative Redeemable Preferred Stock

3.6(5)	Articles Supplementary of 7.50% Series B Cumulative Redeemable Preferred Stock

3.7(6)	Amended and Restated Bylaws of CYS Investments, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 101.INS XBRL	Instance Document (7)

Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document (7)

Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (7)

Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (7)

Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document (7)

Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (7)
__________________
 *     Filed herewith.
**    Furnished herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File No. 333-142236).

(2)	Incorporated by reference from the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 10, 2010.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2011.

(4)	Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2012.

(5)	Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2013.

(6)	Incorporated by reference from the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 10, 2012.

(7)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2014 (Unaudited) and December 31, 2013 (derived from the audited balance sheet at December 31, 2013); (ii) Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2014 and 2013; (iii) Consolidated Statement of Changes in Shareholders' Equity (Unaudited) for the nine months ended September 30, 2014; (iv) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2014 and

2013; and (v) Consolidated Notes to Financial Statements (Unaudited) for the three and nine months ended September 30, 2014 and 2013.