Form 10-Q
period 2015-06-30
CYS Investments, Inc.
filed 2015-07-23
CIK 1396446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	July 23, 2015
Common Stock ($0.01 par value)	156,870,016

PART I. Financial Information
Item 1.         Financial Statements
CYS INVESTMENTS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except per share numbers)	June 30, 2015	December 31, 2014*
Assets:
Investments in securities, at fair value (including pledged assets of $12,385,443 and $11,908,922, respectively)	$14,240,290	$14,601,507
Other investments	41,028	8,025
Derivative assets, at fair value	101,852	148,284
Cash	49,919	4,323
Receivable for securities sold and principal repayments	907,661	83,643
Interest receivable	37,551	37,894
Receivable for cash pledged as collateral	25,509	11,104
Other assets	1,304	1,083
Total assets	$15,405,114	$14,895,863
Liabilities and stockholders' equity:
Liabilities:
Repurchase agreements	$10,115,335	$11,289,559
Short-term FHLBC advances	1,575,000	—
Long-term FHLBC advances, at fair value	75,011	—
Derivative liabilities, at fair value	19,778	16,007
Payable for securities purchased	1,732,668	1,505,481
Payable for cash received as collateral	25,104	72,771
Distribution payable	48,328	4,410
Accrued interest payable	26,311	27,208
Accrued expenses and other liabilities	3,473	5,259
Total liabilities	$13,621,008	$12,920,695
Stockholders' equity:
Preferred Stock, $25.00 par value, 50,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock, (3,000 shares issued and outstanding, respectively, $75,000 in aggregate liquidation preference)	$72,369	$72,369
7.50% Series B Cumulative Redeemable Preferred Stock, (8,000 shares issued and outstanding, respectively, $200,000 in aggregate liquidation preference)	193,531	193,531
Common Stock, $0.01 par value, 500,000 shares authorized (156,849 and 161,850 shares issued and outstanding, respectively)	1,568	1,618
Additional paid in capital	2,002,339	2,049,152
Accumulated deficit	(485,701)	(341,502)
Total stockholders' equity	$1,784,106	$1,975,168
Total liabilities and stockholders' equity	$15,405,114	$14,895,863
__________________
*    Derived from audited financial statements.
See Notes to unaudited consolidated financial statements.

CYS INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share numbers)	2015	2014	2015	2014
Interest income:
Interest income from Agency RMBS	$79,579	$65,420	$159,639	$145,606
Other interest income	953	6,558	1,743	10,739
Total interest income	80,532	71,978	161,382	156,345
Interest expense:
Repurchase agreement and short-term FHLBC advances interest expense	10,157	7,583	19,799	17,012
Long-term FHLBC advances interest expense	105	—	105	—
Swap and cap interest expense	24,992	19,456	52,460	38,373
Total interest expense	35,254	27,039	72,364	55,385
Net interest income	45,278	44,939	89,018	100,960
Other income (loss):
Net realized gain (loss) on investments	9,435	33,118	27,688	49,788
Net unrealized gain (loss) on investments	(176,899)	157,479	(101,210)	246,713
Net realized gain (loss) on termination of swap and cap contracts	(2,300)	(6,004)	(4,868)	(15,327)
Net unrealized gain (loss) on swap and cap contracts	33,347	(65,181)	(41,453)	(81,421)
Net unrealized gain (loss) on long-term FHLBC advances	(11)	—	(11)	—
Other income	118	50	158	169
Total other income (loss)	(136,310)	119,462	(119,696)	199,922
Expenses:
Compensation and benefits	3,712	3,712	7,266	7,341
General, administrative and other	2,293	2,308	4,496	4,473
Total expenses	6,005	6,020	11,762	11,814
Net income (loss)	$(97,037)	$158,381	$(42,440)	$289,068
Dividends on preferred stock	(5,203)	(5,203)	(10,406)	(10,406)
Net income (loss) available to common stockholders	$(102,240)	$153,178	$(52,846)	$278,662
Net income (loss) per common share basic & diluted	$(0.66)	$0.95	$(0.34)	$1.72
Dividends declared per common share	$0.28	$0.32	$0.58	$0.64
____________

See Notes to unaudited consolidated financial statements.

CYS INVESTMENTS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Cumulative Redeemable Preferred Stock
(in thousands)	Series A	Series B	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2014	$72,369	$193,531	$1,618	$2,049,152	$(341,502)	$1,975,168
Net income (loss)	—	—	—	—	(42,440)	(42,440)
Issuance of common stock	—	—	5	(5)	—	—
Amortization of share-based compensation	—	—	—	2,021	—	2,021
Repurchase and cancellation of common stock	—	—	(55)	(48,829)	—	(48,884)
Preferred dividends	—	—	—	—	(10,406)	(10,406)
Common dividends	—	—	—	—	(91,353)	(91,353)
Balance, June 30, 2015	$72,369	$193,531	$1,568	$2,002,339	$(485,701)	$1,784,106
__________________

See Notes to unaudited consolidated financial statements.

CYS INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income (loss)	$(42,440)	$289,068
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of share-based compensation	2,021	2,226
Amortization of premiums and discounts on investment securities	49,016	21,411
Amortization of premiums on interest rate cap contracts	8,750	11,477
Net realized (gain) loss on investments	(27,688)	(49,788)
Net realized (gain) loss on termination of cap contracts	—	(6,562)
Net unrealized (gain) loss on investments	101,210	(246,713)
Net unrealized (gain) loss on swap and cap contracts	41,453	81,421
Net unrealized (gain) loss on long-term FHLBC advances	11	—
Change in assets and liabilities:
Interest receivable	343	3,941
Other assets	(221)	(378)
Accrued interest payable	(897)	(4,329)
Accrued expenses and other liabilities	(1,786)	(1,184)
Net cash provided by operating activities	129,772	100,590
Cash flows from investing activities:
Purchase of investment securities	(14,162,369)	(14,839,045)
Purchase of other investments	(33,003)	—
Proceeds from disposition of investment securities	13,366,352	14,201,284
Proceeds from termination of interest rate cap contracts	—	34,225
Proceeds from paydowns of investment securities	1,034,696	574,537
Change in assets and liabilities:
Receivable for securities sold and principal repayments	(824,018)	354,642
Payable for securities purchased	227,187	1,006,006
Receivable for cash pledged as collateral	(14,405)	—
Payable for cash received as collateral	(47,667)	(24,994)
Net cash provided by (used in) investing activities	(453,227)	1,306,655
Cash flows from financing activities:
Proceeds from repurchase agreements	48,487,809	39,167,272
Repayments of repurchase agreements	(49,662,033)	(40,500,385)
Proceeds from short-term FHLBC advances	10,785,000	—
Repayments of short-term FHLBC advances	(9,210,000)	—
Proceeds from long-term FHLBC advances	75,000	—
Net payments from repurchase of common stock	(48,884)	(133)
Distributions paid	(57,841)	(62,255)
Net cash provided by (used in) financing activities	369,051	(1,395,501)
Net increase in cash	45,596	11,744
Cash - Beginning of period	4,323	4,992
Cash - End of period	$49,919	$16,736
Supplemental disclosures of cash flow information:
Interest paid	$64,511	$48,236
Supplemental disclosures of non-cash flow information:
Distributions declared, not yet paid	$48,328	$56,256
__________________
See Notes to unaudited consolidated financial statements.

CYS INVESTMENTS, INC.
NOTES TO CONDOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015
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
In March 2015, our wholly-owned captive insurance subsidiary, CYS Insurance Services, LLC ("CYS Insurance"), was granted membership in the Federal Home Loan Bank ("FHLB") system, specifically in the FHLB of Cincinnati ("FHLBC"). The 11 regional FHLBs provide short- and long-term secured loans, called "advances," to their members. FHLB members may use a variety of real estate related assets, including residential mortgage loans and Agency RMBS, as collateral for advances. Membership in the FHLBC obligates CYS Insurance to purchase FHLBC membership stock and activity stock, the latter being a percentage of the advances it obtains from the FHLBC. CYS Insurance seeks both short- and long-term advances (collectively, "FHLBC Advances") from the FHLBC.
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and the instructions to Securities and Exchange Commission ("SEC") Form 10-Q and Article 10, Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2014, included in the 2014 Annual Report. The results for interim periods are not necessarily indicative of the results to be expected for the fiscal year.
The unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make a number of estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying footnotes. Actual results could differ from these estimates and the differences may be material.
Investments in Securities
The Company's investment securities are accounted for in accordance with Accounting Standards Codification ("ASC") 320—Investments in Debt and Equity Securities. The Company has chosen to make a fair value election pursuant to ASC 825—Financial Instruments for its securities and, therefore, our investment securities are recorded at fair market value on the unaudited consolidated balance sheets. The periodic changes in fair market value are recorded in current period earnings on the unaudited consolidated statements of operations as a component of net unrealized gain (loss) on investments. These investments generally meet the requirements to be classified as available-for-sale under ASC 320, which requires the securities to be carried at fair value on the balance sheet. Electing the fair value option permits the Company to record changes in fair value of our investments in the unaudited consolidated statements of operations, which in management’s view, more appropriately reflects the results of operations for a particular reporting period as all securities activities will be recorded in a similar manner.
The Company records its transactions in securities on a trade date basis. We record realized gains and losses on securities transactions on an identified cost basis.
Agency RMBS
The Company’s investments in Agency RMBS consist of pass-through certificates backed by fixed-rate, monthly-reset adjustable-rate loans ("ARMs") and hybrid ARMs, the principal and interest of which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Hybrid ARMs have interest rates that have an initial fixed period (typically three, five, seven or ten years) and thereafter reset at regular intervals in a manner similar to ARMs.
Forward Settling Transactions
The Company engages in forward settling transactions to purchase certain securities. The Company records forward settling transactions on trade date, and maintains security positions such that sufficiently liquid assets will be available to make payment on the settlement date for securities purchased. The Agency RMBS purchased at the forward settlement date are typically priced at a discount to securities for settlement in the current month. Securities purchased on a forward settling basis are carried at fair value and begin earning interest on the settlement date. Gains or losses may occur on these transactions due to changes in market conditions or the failure of counterparties to perform under the contract. Along with other forward settling transactions, the Company transacts in to-be-announced ("TBA") securities. As with other forward settling transactions, a seller agrees to issue TBAs at a future date; however, the seller does not specify the particular securities to be delivered. Instead, the Company agrees to accept a security that meets specified terms such as issuer, interest rate and terms of underlying mortgages. The Company records TBAs on the trade date utilizing information associated with the specified terms of the transaction as opposed to the specific mortgages. TBAs are carried at fair value and begin earning interest on the settlement date. Gains or losses may occur due to the fact that the actual underlying mortgages received may be more or less favorable than those anticipated by the Company. See Note 8, Pledged Assets, for disclosure regarding the fair value of collateral pledged or received on forward settling transactions.

At times, the Company may enter into TBA contracts as a means of investing in and financing Agency RMBS via "dollar roll" transactions.  TBA dollar roll transactions involve moving the settlement of a TBA contract out to a later date by entering into an offsetting short position (referred to as a "pair off"), net settling the paired off positions for cash, and simultaneously purchasing a similar TBA contract for a later settlement date.  The Company records such pair offs on a gross basis such that there is a sale of the original TBA and a subsequent purchase of a new TBA.
Investment Valuation
The Company's pricing committee is responsible for establishing valuation policies and procedures, as well as reviewing and approving valuations at a monthly pricing meeting. The pricing committee is composed of individuals from the accounting team, the investment team and senior management.
Agency RMBS, Agency Debentures and U.S. Treasuries are generally valued based on prices provided by third-party services and derived from such services’ pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and ask prices, broker quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and/or economic events. The pricing services may also use a matrix approach, which uses information regarding securities with similar characteristics to determine the valuation for a security.
We generally value interest rate swaps and caps using prices provided by broker quotations. Such broker quotations are based on the present value of fixed and projected floating rate cash flows over the term of the swap contract. Future cash flows are discounted to present value using swap rates provided by electronic data services or by brokers. No credit valuation adjustments are made in determining the fair value of the Company's interest rate swaps and caps.
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

Our pricing review includes comparisons of similar market transactions, alternative third-party pricing services and broker quotes, or comparisons to a pricing model. To ensure proper fair value hierarchy, the Company reviews the third-party pricing services methodology periodically to ascertain which observable or unobservable inputs are being used. See Note 9, Fair Value Measurements, for a discussion of how the Company values its assets.
Interest Income
We record interest income and expense on an accrual basis. We accrue interest income based on the outstanding principal amount of the securities and their contractual terms. We amortize premium and discount using the effective interest method, and this net amortization is either accretive to or a reduction of interest income from Agency RMBS in the Company's unaudited consolidated statements of operations. The Company does not estimate prepayments when calculating the yield to maturity on Agency RMBS. We record the amount of premium or discount associated with a prepayment through interest income from Agency RMBS on our unaudited consolidated statements of operations as it occurs.
Other Investments
The Company's subsidiary, CYS Insurance, is a member of, and owns capital stock in, the FHLBC. The FHLBC provides CYS Insurance with credit capacity and authorizes advances based on the security of pledged Agency RMBS, provided the Company meets certain creditworthiness standards. FHLBC Advances, included in the "Short-term FHLBC advances" and "Long-term FHLBC advances" line items on the Company's unaudited consolidated balance sheets, are a funding source for the Company of both short- and long-term indebtedness. As a condition of its membership in the FHLBC, CYS Insurance is required to maintain a FHLBC stock investment, both for membership and for the level of advances from the FHLBC to CYS Insurance. The Company accounts for its investment in FHLBC stock as a cost method investment in "Other investments". The Company periodically evaluates FHLBC stock for impairment in accordance with ASC 320.

Along with the FHLBC stock, the Company has also decided to record its investment in a real estate asset as “Other investments” and, accordingly, prior period balances have been reclassified to conform to the current period presentation.
Repurchase Agreements and FHLBC Advances
Borrowings under repurchase agreements ("repo borrowings") and FHLBC Advances are collateralized by the Company’s Agency RMBS and U.S. Treasuries (collectively, "Debt Securities"). The Company’s repo borrowing counterparties are institutional dealers in fixed income securities and large financial institutions, and CYS Insurance's counterparty for FHLBC Advances is the FHLBC. Collateral pledged on repo borrowings is valued daily, and on FHLBC Advances periodically, and our counterparties (including the FHLBC) may require posting of additional collateral when the fair value of pledged collateral decline. Repo borrowing counterparties and the FHLBC have the right to sell or repledge collateral pledged under repo borrowings and FHLBC Advances. See Note 5, Repurchase Agreements and Short-Term FHLBC Advances.
We account for our repo borrowings and our short-term FHLBC advances as short-term indebtedness under ASC 470—Debt; accordingly, these short-term instruments are accounted in our financial statements and carried at their amortized cost or carrying value, which approximates their fair value due to their short-term nature (generally 30-90 days).

Also, we enter into long-term FHLBC advances (i.e., debt with a term of more than one year), which are collateralized by the Company's Debt Securities. The Company has chosen to make a fair value election pursuant to ASC 825—Financial Instruments for its long-term FHLBC advances and, therefore, this debt is recorded at fair market value on its unaudited consolidated balance sheets. We price this debt daily through a pricing service that uses a discounted cash flow model to value the debt, and periodically we validate the prices we receive through this process. The changes in fair market value are recorded in current period earnings on our unaudited consolidated statements of operations as a component of net unrealized gain (loss) on long-term FHLBC advances. Electing the fair value option permits the Company to record changes in the fair value of our long-term indebtedness along with that of our investments in our unaudited consolidated statements of operations which, in management’s view, more appropriately reflects the results of operations for a particular reporting period as all income producing assets and liabilities will be treated in a similar manner. See Note 6, Long-Term FHLBC Advances.

Interest Rate Swap and Cap Contracts

We account for our interest rate swap and cap contracts transactions under ASC 815—Derivatives and Hedging. The Company uses interest rate swaps and interest rate caps to economically hedge a portion of its exposure to market risks, including interest rate risk and extension risk. The objective of our risk management strategy is to reduce fluctuations in stockholders’ equity over a range of interest rate scenarios. In particular, we attempt to manage the risk of the cost of our variable rate liabilities increasing during a period of rising interest rates.

During the term of an interest rate swap or cap, the Company makes or receives periodic payments and records unrealized gains or losses as a result of marking the swap or cap to their fair value. When the Company terminates a swap or cap, we record a realized gain or loss equal to the difference between the proceeds from (or the cost of) the closing transaction and the Company's cost basis in the contract, if any. We report the periodic payments and amortization of premiums on cap contracts under interest expense in our unaudited consolidated statements of operations. Swaps involve a risk that interest rates will move contrary to the Company’s expectations, thereby increasing the Company’s payment obligation.
The Company's interest rate swap and cap contracts may be subject to a master netting arrangement ("MNA"). The Company is exposed to credit loss in the event of non-performance by the counterparty to the swap or cap limited to the fair value of collateral posted in excess of the fair value of the contract in a net liability position and the shortage of the fair value of collateral posted for the contract in a net asset position. As of June 30, 2015 and December 31, 2014, the Company did not anticipate non-performance by any counterparty. Should interest rates move unexpectedly, the Company may not achieve the anticipated benefits of the interest rate swap or cap and may realize a loss.

While the Company's derivative agreements generally permit netting or setting off derivative assets and liabilities with the counterparty, the Company reports related assets and liabilities on a gross basis in our unaudited consolidated balance sheets. Derivative instruments in a gain position are reported as derivative assets at fair value and derivative instruments in a loss position are reported as derivative liabilities at fair value in our unaudited consolidated balance sheets. We record changes in fair value of our derivative instruments in net unrealized gain (loss) on swap and cap contracts in our unaudited consolidated statements of operations. Cash receipts and payments related to derivative instruments are classified in our unaudited consolidated statements of cash flows in accordance with U.S. GAAP in both the operating and investing activities sections in the Company’s unaudited consolidated statement of cash flows. See Note 4, Investments in Interest Rate Swap and Cap Contracts.

Recent Accounting Pronouncement

In June 2014, the FASB issued Accounting Standards Update ("ASU") 2014-11, Transfers and Servicing (Topic 860). This update did not change the Company's repo borrowings and short-term FHLBC advances accounting. However, additional disclosures have been added to Note 5, Repurchase Agreements and Short-Term FHLBC Advances.

3. INVESTMENTS IN SECURITIES
The available-for-sale portfolio consisted of the following as of June 30, 2015 and December 31, 2014 (in thousands):

June 30, 2015
Asset Type	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Fannie Mae Certificates
Fixed Rate	$12,560,911	$(48,682)	$95,893	$12,608,122
ARMs	289,626	(1,216)	3,087	291,497
Total Fannie Mae	12,850,537	(49,898)	98,980	12,899,619
Freddie Mac Certificates
Fixed Rate	980,087	(1,258)	16,105	994,934
ARMs	65,578	(529)	1,157	66,206
Total Freddie Mac	1,045,665	(1,787)	17,262	1,061,140
Ginnie Mae Certificates - ARMs	54,201	—	1,420	55,621
U.S. Treasuries	222,837	—	1,073	223,910
Total	$14,173,240	$(51,685)	$118,735	$14,240,290

December 31, 2014
Fannie Mae Certificates
Fixed Rate	$11,356,717	$(2,984)	$158,570	$11,512,303
ARMs	1,282,065	(13,144)	4,449	1,273,370
Total Fannie Mae	12,638,782	(16,128)	163,019	12,785,673
Freddie Mac Certificates
Fixed Rate	1,183,764	—	25,769	1,209,533
ARMs	394,726	(6,753)	1,144	389,117
Total Freddie Mac	1,578,490	(6,753)	26,913	1,598,650
Ginnie Mae Certificates - ARMs	66,390	—	1,743	68,133
U.S. Treasuries	149,585	(534)	—	149,051
Total	$14,433,247	$(23,415)	$191,675	$14,601,507
The following table presents the gross unrealized loss and fair values of our available-for-sale Agency RMBS by length of time that such securities have been in a continuous unrealized loss position as of June 30, 2015 and December 31, 2014 (in thousands):

	Unrealized loss positions for
	Less than 12 Months		Greater than 12 months		Total
As of	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
June 30, 2015	$5,001,845	$(50,515)	$93,313	$(1,170)	$5,095,158	$(51,685)
December 31, 2014	259,291	(577)	1,494,884	(22,838)	1,754,175	(23,415)
The following table summarizes our net realized gain (loss) from the sale of available-for-sale investments for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Available-for-sale investments, at cost	$7,338,701	$6,380,082	$13,338,664	$14,151,496
Proceeds from available-for-sale investments sold	7,348,136	6,413,200	13,366,352	14,201,284
Net gain on sale of available-for-sale investments	$9,435	$33,118	27,688	49,788

Gross gain on sale of available-for-sale investments	$28,403	$40,495	62,382	91,637
Gross loss on sale of available-for-sale investments	(18,968)	(7,377)	(34,694)	(41,849)
Net gain on sale of available-for-sale investments	$9,435	$33,118	$27,688	$49,788
The components of the carrying value of available-for-sale securities at June 30, 2015 and December 31, 2014 are presented below. A premium purchase price is due to the average coupon interest rates on these investments being higher than prevailing market rates; similarly, a discount purchase price is due to the average coupon interest rate on these investments being lower than prevailing market rates.

(in thousands)	June 30, 2015	December 31, 2014
Principal balance	$13,630,326	$13,880,953
Unamortized premium	545,216	552,869
Unamortized discount	(2,302)	(575)
Gross unrealized gains	118,735	191,675
Gross unrealized losses	(51,685)	(23,415)
Fair value	$14,240,290	$14,601,507
The weighted-average coupon interest rate on the Company's Debt Securities as of June 30, 2015 and December 31, 2014 was 3.40% and 3.39%, respectively. Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), because they are affected by the contractual lives of the underlying mortgages, periodic payments and principal prepayments.
As of June 30, 2015, the range of final contractual maturity of the Company’s Agency RMBS portfolio was between 2024 and 2045 and the final maturity of the Company's U.S. Treasuries was between 2019 and 2020. As of December 31, 2014, the range of final contractual maturity of the Company’s Agency RMBS portfolio was between 2024 and 2045 the final maturity of the Company's U.S. Treasuries was 2019.
Credit Risk
The Company believes it has minimal exposure to credit losses on its investment securities assets at June 30, 2015 and December 31, 2014 because it owns principally Debt Securities. Principal and interest payments on Agency RMBS are guaranteed by Freddie Mac and Fannie Mae, while principal and interest payments on Ginnie Mae RMBS and U.S. Treasuries are backed by the full faith and credit of the U.S. government.
In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. On August 5, 2011, Standard & Poor’s ("S&P") downgraded the U.S. government’s credit rating for the first time to AA+. Fitch Ratings Inc. ("Fitch") announced on October 15, 2013 that it had placed the U.S. government's credit rating on "negative watch". This was changed to "stable" on March 21, 2014. As of June 30, 2015, S&P maintains a AA+ rating, while Fitch and Moody's rate the U.S. government AAA and Aaa, respectively. Because Fannie Mae and Freddie Mac remain under U.S. government conservatorship, the implied credit ratings of Agency RMBS are similarly rated. While the conservatorship, ratings downgrade and ratings watch appear not to have had a significant impact on the fair value of the Agency RMBS or U.S. Treasuries in the Company’s portfolio, these developments increase the uncertainty regarding the credit risk of Debt Securities.

4. INVESTMENTS IN INTEREST RATE SWAP AND CAP CONTRACTS
The Company enters into interest rate swap and cap contracts with the intent of managing our interest rate exposure. The Company had the following activity in interest rate swap and cap transactions during the three and six months ended June 30, 2015 and 2014 (in thousands):

Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
Trade Date	Transaction	Notional	Trade Date	Transaction	Notional
January 2015	Terminated	$(400,000)	February 2014	Terminated	$(500,000)
January 2015	Opened	500,000	April 2014	Terminated	$(1,100,000)
April 2015	Terminated	$(400,000)	April 2014	Opened	$500,000
Net Decrease		$(300,000)	May 2014	Terminated	$(300,000)
			May 2014	Opened	$300,000
			June 2014	Terminated	$(550,000)
			June 2014	Opened	$1,200,000
			Net Decrease		$(450,000)
As of June 30, 2015 and December 31, 2014, the Company had pledged Debt Securities with a fair value of $55.0 million and $60.9 million, respectively, as collateral on interest rate swap and cap contracts. As of June 30, 2015, the Company had Debt Securities of $60.0 million and cash of $25.1 million pledged to it as collateral for its interest rate swap and cap contracts. As of December 31, 2014, the Company had Debt Securities of $47.2 million and cash of $72.0 million pledged to it as collateral for its interest rate cap contracts. See Note 8, Pledged Assets. Below is a summary of our interest rate swap and cap contracts open as of June 30, 2015 and December 31, 2014 (in thousands):

Derivatives not designated as hedging instruments under ASC 815
Interest Rate Swap Contracts	Notional	Fair Value	Consolidated Balance Sheets
June 30, 2015	$2,600,000	$(19,778)	Derivative liabilities, at fair value
June 30, 2015	4,750,000	16,974	Derivative assets, at fair value
December 31, 2014	2,600,000	(16,007)	Derivative liabilities, at fair value
December 31, 2014	5,050,000	40,611	Derivative assets, at fair value

Interest Rate Cap Contracts	Notional	Fair Value	Consolidated Balance Sheets
June 30, 2015	$2,500,000	$84,878	Derivative assets, at fair value
December 31, 2014	2,500,000	107,673	Derivative assets, at fair value
The following table presents information about the net realized and unrealized gain and loss on swap and cap contracts for the three and six months ended June 30, 2015 and 2014 on the Company's interest rate swap and cap contracts not designated as hedging instruments under ASC 815 (in thousands):

		Amount Recognized in Other Income (Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Type	Location of Gain or (Loss) Recognized in Other Income (Loss)	2015	2014	2015	2014
Interest rate swaps and caps	Net realized gain (loss) on termination of swap and cap contracts	$(2,300)	$(6,004)	$(4,868)	$(15,327)
Interest rate swaps and caps	Net unrealized gain (loss) on swap and cap contracts	33,347	(65,181)	(41,453)	(81,421)
Interest rate swaps and caps	Total gain (loss) recognized in income on derivatives	$31,047	$(71,185)	$(46,321)	$(96,748)

In early April 2015, we terminated a cancelable swap with a notional of $400.0 million and a pay rate of 2.438%. As a result of this termination, we realized a loss of $(2.3) million in the three months ended June 30, 2014. The swap and cap notional was $9,850.0 million at June 30, 2015 compared to $10,150.0 million at December 31, 2014, and as a percentage of our repo borrowings and FHLB Advances was 83.7% at June 30, 2015 compared to 89.9% at December 31, 2014 (we had no FHLBC Advances at December 31, 2014).
5. REPURCHASE AGREEMENTS AND SHORT-TERM FHLBC ADVANCES
The Company leverages its portfolio primarily through repo borrowings and short-term FHLBC advances. Each of the Company's repo borrowings bear interest at a rate based on a spread above or below London Interbank Offered Rate ("LIBOR"). The interest rate for short-term FHLBC advances are set by the FHLBC. The fair value of repo borrowings and short-term FHLBC advances approximates their carrying amount or amortized cost due to the short-term nature of these financial instruments. While repo borrowings and short-term FHLBC advances are the Company's principal source of borrowings, the Company may issue long-term debt (i.e., greater than one year term) to diversify credit sources and to manage interest rate and duration risk. See Note 6, Long-Term FHLBC Advances, for a discussion of the Company's long-term FHLBC advances.
Certain information with respect to the Company’s repo borrowings and short-term FHLBC advances outstanding at the balance sheet date is summarized in the table below. Each of the repo borrowings and short-term FHLBC advances are contractually due in one year or less.

(in thousands)	June 30, 2015	December 31, 2014
Outstanding repurchase agreements	$10,115,335	$11,289,559
Outstanding short-term FHLBC advances	$1,575,000	$—
Interest accrued thereon	$4,012	$5,334
Weighted-average borrowing rate(1)	0.34%	0.35%
Weighted-average remaining maturity (in days)	30.6	28.2
Fair value of the collateral(2)	$12,245,713	$11,842,427
 __________________

(1)	The weighted-average borrowing rate as of June 30, 2015 was determined as set forth in the table below.

Collateral	Borrowing amount	Rate
Agency RMBS	$11,493,325	0.36%
U.S. Treasuries	197,010	(0.37)%
Total / weighted-average borrowing rate	$11,690,335	0.34%

(2)	Collateral for repo borrowings and short-term FHLBC advances consists of Agency RMBS and U.S. Treasuries.
The following table presents information about collateral supporting repo borrowings and short-term FHLBC advances as of June 30, 2015 (in thousands):

June 30, 2015	Remaining contractual maturity of the agreements
Collateral for repurchase agreements and short-term FHLBC advances	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
Agency RMBS	$—	$6,181,266	$5,112,365	$199,694	$11,493,325
U.S. Treasuries	—	197,010	—	—	197,010
Total	$—	$6,378,276	$5,112,365	$199,694	$11,690,335

December 31, 2014
Agency RMBS	$—	$7,574,906	$3,425,831	$140,742	$11,141,479
U.S. Treasuries	—	148,080	—	—	148,080
Total	$—	$7,722,986	$3,425,831	$140,742	$11,289,559
At June 30, 2015 and December 31, 2014, the Company had no repo borrowings or short-term FHLBC advances where the amount at risk with an individual counterparty exceeded 4.6% and 1.6% of stockholders' equity, respectively, nor any repo borrowings or short-term FHLBC advances with any counterparty that exceeded 10.3% and 3.9% of our total assets, respectively. At December 31, 2014, the Company had no short-term FHLBC advances.

The FHLBC requires that CYS Insurance purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding FHLBC Advances. As of June 30, 2015, CYS Insurance held $33.0 million in FHLBC stock that is included in "Other investments" on our unaudited consolidated balance sheets.
6. LONG-TERM FHLBC ADVANCES
Pursuant to the FHLBC terms and conditions of membership and applicable credit policies, CYS Insurance may obtain long-term advances, secured by eligible collateral, including, but not limited to, residential mortgage-backed securities. During the three months ended June 30, 2015, CYS Insurance secured $75.0 million in long-term FHLBC advances, and at June 30, 2015, we had $75.0 million in long-term FHLBC advances and $0.1 million in accrued interest expense thereon on our unaudited consolidated balance sheets. The long-term FHLBC advance had an original term of three years, carries an interest rate of 1.48%, has a maturity of 2.9 years at June 30, 2015, and is callable after the one-year anniversary of the advance and thereafter every six months.
7. COMMITMENTS AND CONTINGENCIES
The Company enters into certain agreements that contain a variety of indemnifications, principally with broker dealers. As of June 30, 2015 and December 31, 2014, no claims have been asserted under these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2015 and December 31, 2014.
8. PLEDGED ASSETS
Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our repo borrowings, FHLBC Advances, and derivative agreements by type, including securities pledged related to securities purchased or sold but not yet settled, as of June 30, 2015 and December 31, 2014 (in thousands):

June 30, 2015
Assets Pledged to Counterparties	Repurchase Agreements and FHLBC Advances	Derivative Instruments	Forward Settling Trades (TBAs)	Total
Agency RMBS - fair value	$12,125,540	$35,326	$4,933	$12,165,799
U.S. Treasuries - fair value	199,926	19,718	—	219,644
Accrued interest on pledged securities	33,464	171	12	33,647
Cash	—	25,509	—	25,509
Total	$12,358,930	$80,724	$4,945	$12,444,599

December 31, 2014
Assets Pledged to Counterparties	Repurchase Agreements(1)	Derivative Instruments	Forward Settling Trades (TBAs)	Total
Agency RMBS - fair value	$11,697,532	$42,894	$1,453	$11,741,879
U.S. Treasuries - fair value	149,051	17,992	—	167,043
Accrued interest on pledged securities	31,475	168	3	31,646
Cash	—	11,104	—	11,104
Total	$11,878,058	$72,158	$1,456	$11,951,672
 __________________

(1)	At December 31, 2014, the Company had no FHLBC Advances.
Assets Pledged from Counterparties
If the estimated fair value of our investment securities pledged as collateral increases due to changes in interest rates or other factors, we may require counterparties to release collateral back to us, which may be in the form of identical securities, similar securities, or cash. As of June 30, 2015 and December 31, 2014, we had assets pledged to us as collateral under our repurchase, derivative agreements and TBAs summarized in the tables below (in thousands):

June 30, 2015
Assets Pledged to CYS	Repurchase Agreements	Derivative Instruments	Forward Settling Trades (TBAs)	Total
Agency RMBS - fair value	$855	$41,159	$—	$42,014
U.S. Treasuries - fair value	2,399	18,831	—	21,230
Accrued interest on pledged securities	17	272	—	289
Cash	—	25,104	—	25,104
Total	$3,271	$85,366	$—	$88,637

December 31, 2014
Assets Pledged to CYS	Repurchase Agreements	Derivative Instruments	Forward Settling Trades (TBAs)	Total
Agency RMBS - fair value	$3,464	$22,112	$3,225	$28,801
U.S. Treasuries - fair value	692	25,115	—	25,807
Accrued interest on pledged securities	13	142	9	164
Cash	—	71,980	791	72,771
Total	$4,169	$119,349	$4,025	$127,543
Cash collateral received is recognized in "Cash" with a corresponding amount recognized in "Payable for cash received as collateral" on the accompanying unaudited consolidated balance sheets. Securities collateral received from counterparties is disclosed as a component of our liquidity amount in Note 4, Investments in Interest Rate Swap and Cap Contracts.
Cash and Debt Securities we pledge as collateral under our derivatives agreements are included in "Cash" and "Investment in securities, at fair value" on our unaudited consolidated balance sheets.
Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of set-off under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. Under U.S. GAAP, if the Company has a valid right of set-off, it may offset the related asset and liability and report the net amount. However, the Company reports amounts subject to its Master Repurchase Agreements ("MRA"s) and International Standard Derivative Association ("ISDA") Agreements in the unaudited consolidated balance sheets on a gross basis without regard to such rights of offset.
At June 30, 2015 and December 31, 2014, the Company's derivative assets and liabilities (by type) are as follows (in thousands):

June 30, 2015	Assets	Liabilities
Interest rate swap contracts	$16,974	$19,778
Interest rate cap contracts	84,878	—
Total derivative assets and liabilities in the unaudited consolidated balance sheets	101,852	19,778
Derivatives not subject to an MNA	1,362	19,246
Total assets and liabilities subject to an MNA	$100,490	$532

December 31, 2014	Assets	Liabilities
Interest rate swap contracts	$40,611	$16,007
Interest rate cap contracts	107,673	—
Total derivative assets and liabilities in the unaudited consolidated balance sheets	148,284	16,007
Derivatives not subject to an MNA	7,008	11,579
Total assets and liabilities subject to an MNA	$141,276	$4,428

Below are summaries of the Company's assets and liabilities subject to offsetting provisions (in thousands):

Assets			Gross Amounts Not Offset in the Unaudited Consolidated Balance Sheets
As of	Description	Amount of Assets Presented in the Unaudited Consolidated Balance Sheets	Instruments Available for Offset	Collateral Received(1)	Net Amount(2)
June 30, 2015	Derivative assets	$100,490	$532	$84,653	$15,305
December 31, 2014	Derivative assets	141,276	4,341	117,991	18,944

Liabilities			Gross Amounts Not Offset in the Unaudited Consolidated Balance Sheets
As of	Description	Amount of Liabilities Presented in the Unaudited Consolidated Balance Sheets	Instruments Available for Offset	Collateral Pledged(1)	Net Amount(2)
June 30, 2015	Derivative liabilities	$532	$532	$—	$—
June 30, 2015	Repurchase agreements and FHLBC Advances	11,765,346	—	11,765,346	—
December 31, 2014	Derivative liabilities	$4,428	$4,341	$87	$—
December 31, 2014	Repurchase agreements(3)	11,289,559	—	11,289,559	—
______________

(1)	Collateral consists of Agency RMBS, U.S. Treasuries and Cash. Excess collateral pledged is not shown for financial reporting purposes.

(2)	Net amount represents the net amount receivable (in the case of assets) and payable (in the case of liabilities) to the counterparty in the event of default.

(3)	We had no FHLBC Advances at December 31, 2014.
9. FAIR VALUE MEASUREMENTS

The Company’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s market assumptions. ASC 820—Fair Value Measurements. Excluded from the tables below are short-term financial instruments carried in our consolidated financial statements at cost basis, which is deemed to approximate fair value, primarily due to the short duration of these instruments, including cash, receivables, payables and repo borrowings and short-term FHLBC Advances with initial terms of one year or less.
"Other investments" is comprised of our investment in FHLBC stock and our investment in a real estate asset, both Level 3 assets to which we apply valuation techniques and/or impairment analysis periodically. We record the FHLBC stock at cost and evaluate it periodically for impairment. We derive the fair value of the real estate asset internally, and base this value on inputs observed from sales transactions and/or on discounted cash flow models. The significant unobservable inputs used in the fair value measurement are capitalization rates, which the Company estimates to be between 3% and 6% at June 30, 2015 and December 31, 2014, and comparable sales transactions. We also rely on available industry information about expected trends in rents and occupancy. A discussion of the method of fair valuing these assets is included in Note 2, Significant Accounting Policies—Investments in Securities—Investment Valuation.
Long-term FHLBC advances consists of amounts borrowed from the FHLBC for a term exceeding one year that are secured by Agency RMBS. We have made a fair value election pursuant to ASC 825—Financial Instruments with respect to this debt.

The following tables provide a summary of the Company’s assets and liabilities that are measured at fair value on a recurring or non-recurring basis, as of June 30, 2015 and December 31, 2014 (in thousands):

June 30, 2015	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Agency RMBS	$—	$14,016,380	$—	$14,016,380
U.S. Treasuries	223,910	—	—	223,910
Other investments	—	—	41,028	41,028
Derivative assets	—	101,852	—	101,852
Total	$223,910	$14,118,232	$41,028	$14,383,170
Liabilities
Long-term FHLBC advances	—	75,011	—	75,011
Derivative liabilities	—	19,778	—	19,778
Total	$—	$94,789	$—	$94,789

December 31, 2014	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Agency RMBS	$—	$14,452,456	$—	$14,452,456
U.S. Treasuries	149,051	—	—	149,051
Other investments	—	—	8,025	8,025
Derivative assets	—	148,284	—	148,284
Total	$149,051	$14,600,740	$8,025	$14,757,816
Liabilities
Derivative liabilities	$—	$16,007	$—	$16,007
The table below presents a reconciliation of changes in "Other investments" classified as Level 3 assets and measured for fair value on a recurring basis in the Company’s unaudited consolidated financial statements for the three and six months ended June 30, 2015 and 2014. This table includes only assets that are fair valued on a recurring basis.

Level 3 Fair Value Reconciliation
(In thousands)	Six Months Ended June 30,
Other investments(1)	2015	2014
Beginning balance Level 3 assets	$8,025	$6,945
Cash payments recorded as a reduction of cost basis	—	—
Change in net unrealized gain (loss)	—	—
Gross purchases	—	—
Gross sales	—	—
Net gain (loss) on sales	—	—
Transfers into (out of) Level 3	—	—
Ending balance Level 3 assets	$8,025	$6,945
 __________________

(1)
FHLBC stock of approximately $33.0 million is excluded from the table above as the Company accounts for its investment in FHLBC stock as a cost method investment and periodically evaluates FHLBC stock for impairment.

10. SHARE CAPITAL
The Company has authorized 500,000,000 shares of common stock having par value of $0.01 per share. As of June 30, 2015 and December 31, 2014, the Company had issued and outstanding 156,849,200 and 161,849,878 shares of common stock, respectively.
The Company has authorized 50,000,000 shares of preferred stock having a par value of $0.01 per share. As of June 30, 2015 and December 31, 2014, 3,000,000 shares of 7.75% Series A Preferred Stock ($25.00 liquidation preference) were issued and outstanding. As of June 30, 2015 and December 31, 2014, 8,000,000 shares of 7.50% Series B Preferred Stock ($25.00 liquidation preference) were issued and outstanding. The Series A Preferred Stock and Series B Preferred Stock is not redeemable before August 3, 2017 and April 30, 2018, respectively, except under circumstances where it is necessary to preserve the Company's qualification as a REIT, for federal income tax purposes, or the occurrence of a change of control. On or after August 3, 2017 and April 30, 2018, the Company may, at its option, redeem any or all of the shares of the Series A Preferred Stock and Series B Preferred Stock, respectively, at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the respective redemption date. The Series A Preferred Stock and Series B Preferred Stock have no stated maturity, and are not subject to a sinking fund requirement or mandatory redemption.
Equity Offerings
On May 23, 2014, the Company filed an automatically effective shelf registration statement on Form S-3 with the SEC. The Company may offer and sell, from time to time, shares of common stock, preferred stock and debt securities in one or more offerings pursuant to the prospectus that is a part of the registration statement. As of June 30, 2015, the Company had not issued any shares of common stock, preferred stock or debt securities under the prospectus.
Dividend Reinvestment and Direct Stock Purchase Plan (“DSPP”)
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of common stock by reinvesting some or all cash dividends received on shares of common stock. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. For the six months ended June 30, 2015 and 2014 the Company did not issue any shares under the plan. As of June 30, 2015 and December 31, 2014, there were approximately 4.1 million shares available for issuance under the plan.
Share Repurchase Program
On November 15, 2012, the Company announced that its Board of Directors authorized the repurchase of shares of the Company’s common stock having an aggregate value of up to $250 million. Pursuant to this program, through July 20, 2014, the Company repurchased approximately $115.7 million in aggregate value of its shares of common stock on the open market. On July 21, 2014, the Company announced that its Board of Directors authorized the repurchase of shares of the Company's common stock having an aggregate value of up to $250 million, which included approximately $134.3 million available for repurchase under the November 2012 authorization. Subsequently in 2014, we repurchased 172,549 shares for an aggregate of approximately $1.5 million. In the first two quarters of 2015, we repurchased 5,436,157 shares of the Company's common stock at a weighted-average purchase price of $8.93, for an aggregate of approximately $48.7 million. Accordingly, the Company had approximately $199.8 million authorized to repurchase shares of its common stock as of June 30, 2015.
Restricted Stock Awards
For the six months ended June 30, 2015 and 2014, the Company granted 459,920 and 403,467 shares of restricted stock, respectively, to certain of its directors, officers and employees.
11. EARNINGS PER SHARE
Components of the computation of basic and diluted earnings per share ("EPS") were as follows (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(97,037)	$158,381	$(42,440)	$289,068
Less preferred stock dividends	(5,203)	(5,203)	(10,406)	(10,406)
Net income (loss) available to common stockholders	(102,240)	153,178	(52,846)	278,662
Less dividends paid:
Common shares	(43,617)	(51,522)	(90,727)	(103,037)
Unvested shares	(301)	(324)	(625)	(657)
Undistributed earnings (loss)	(146,158)	101,332	(144,198)	174,968
Basic weighted-average shares outstanding:
Common shares	156,257	161,007	157,915	160,972
Basic earnings (loss) per common share:
Distributed earnings	$0.28	$0.32	$0.57	$0.64
Undistributed earnings (loss)	(0.94)	0.63	(0.91)	1.08
Basic earnings (loss) per common share	$(0.66)	$0.95	$(0.34)	$1.72
Diluted weighted-average shares outstanding:
Common shares	156,257	161,007	157,915	160,972
Net effect of dilutive stock options (1)	—	—	—	—
	156,257	161,007	157,915	160,972
Diluted earnings (loss) per common share:
Distributed earnings	$0.28	$0.32	$0.57	$0.64
Undistributed earnings (loss)	(0.94)	0.63	(0.91)	1.08
Diluted earnings (loss) per common share	$(0.66)	$0.95	$(0.34)	$1.72
__________________

(1)
For the three and six months ended June 30, 2015 and 2014, the Company had an aggregate of 131,088 stock options outstanding with a weighted-average exercise price of $30.00 that were not included in the calculation of EPS, as their inclusion would have been anti-dilutive. These instruments may have a dilutive impact on future EPS.

12. SUBSEQUENT EVENTS
On July 1, 2015, an aggregate of 20,816 shares of restricted common stock were granted to certain directors as a portion of their compensation for serving on the Company’s Board of Directors.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

CYS Investments, Inc. (the "Company", "we", "us", and "our") is a specialty finance company created with the objective of achieving consistent risk-adjusted investment income. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the reader of the Company’s unaudited consolidated financial statements and accompanying notes with a narrative of management's perspective on the business underlying those financial statements and its financial condition and results of operations during the periods presented. The Company’s MD&A is comprised of five sections:

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
• the effect of U.S. government and foreign central bank actions on interest rates and the housing and credit markets;
• the effect of actual or proposed actions of the U.S. Federal Reserve Bank (the "Fed"), the Fed Open Market Committee ("FOMC"), the Federal Housing Finance Agency ("FHFA"), and the Federal Home Loan Bank system ("FHLB") or the FHLB of Cincinnati ("FHLBC");
• the supply of Agency residential mortgage backed securities ("RMBS") and U.S. Treasuries (collectively, "Debt Securities");
• the effect of increased prepayment rates on the value of our assets;
• expected trends in housing and rents/occupancy in assessing supply, demand and fair value in the housing markets;
• our ability to convert our assets into cash or extend the financing terms related to our assets;
• the effect of widening credit spreads or shifts in the yield curve on the value of our assets and investment strategy;
• the types of indebtedness we may incur;
• our ability to achieve anticipated benefits of interest rate swaps and caps;
• the ability of the long-term FHLBC advances to effectively and efficiently replace the current combination of repo borrowings and interest rate swaps;
• our ability to quantify risks based on historical experience;
• our ability to be taxed as a real estate investment trust (“REIT”) and to maintain an exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”);
• our assessment of counterparty risk and/or the rise of counterparty defaults;
• our ability to meet short- and long-term liquidity requirements with our cash flow from operations and borrowings;
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

• the factors referenced in this Quarterly Report;
• changes in our investment, financing and hedging strategies;
• the adequacy of our cash flow from operations and borrowings to meet our short- and long-term liquidity requirements;
• the liquidity of our portfolio;
• unanticipated changes in our industry, interest rates, the credit markets, the general economy or the real estate market;
• changes in interest rates and the market value of our Agency RMBS;
• changes in the prepayment rates on the mortgage loans underlying our Agency RMBS;
• our ability to borrow to finance our assets;
• actions by the U.S. government, the Fed, the FOMC, the FHFA or the FHLB or the FHLBC that impact the value of our Agency RMBS or interest rates, or our access to borrowings at cost-effective rates;
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

These and other risks, uncertainties and factors, including those described elsewhere in this Quarterly Report, in the Company's 2014 Annual Report, and in the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2015, which have been filed with the Securities and Exchange Commission, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
We earn income from our investment portfolio which, as of June 30, 2015, was comprised principally of Debt Securities. We fund our investments primarily through borrowings under repurchase agreements ("repo borrowings"), and loans from the FHLBC. The 11 regional FHLBs provide short-term and long-term secured loans, called “advances,” to their members. FHLB members may use a variety of real estate related assets, including residential mortgage loans and Agency RMBS, as collateral for advances. We use leverage to seek to enhance our returns. Our net interest income is generated primarily from the net spread, or difference, between the interest income we earn on our investment portfolio and the cost of our borrowings and hedging activities. The amount of net interest income we earn on our investments depends in part on our ability to control our financing costs, which comprise a significant portion of our operating expenses. Although we leverage our portfolio investments in Debt Securities to seek to enhance our potential returns, leverage also may exacerbate losses.
While we use hedging to attempt to manage some of our interest rate risk, we do not hedge all of our exposure to changes in interest rates. Our investments vary in interest rate and maturity compared with the rates and duration of the hedges we employ. As a result, it is not possible to insulate our portfolio from all potential negative consequences associated with changes in interest rates in a manner that will allow us to achieve attractive spreads on our portfolio. Consequently, changes in interest rates, particularly short-term interest rates, may significantly affect our net income.
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
In March 2015, our captive insurance subsidiary, CYS Insurance Services, LLC ("CYS Insurance"), was granted membership in the FHLBC and commenced obtaining short- and long-term FHLBC advances (collectively, "FHLBC Advances") from the FHLBC in the form of secured borrowings. Membership in the FHLBC permits CYS Insurance to access a variety of products and services offered by the FHLBC, and obligates CYS Insurance to purchase FHLBC membership stock and activity stock, the latter being a percentage of the advances it obtains from the FHLBC. As with our repo borrowings, if the value of any assets pledged to FHLBC as collateral for advances decreases, the FHLBC could require posting of additional collateral to the amount of advances outstanding.
We have elected to be treated as a REIT for U.S. federal income tax purposes, and have complied with, and intend to continue to comply with, the provisions of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), with respect thereto. Accordingly, we generally do not expect to be subject to federal income tax on our REIT taxable income that we currently distribute to our stockholders if certain asset, income and ownership tests and recordkeeping requirements are fulfilled. Even if we maintain our qualification as a REIT, we may be subject to federal, state and local taxes on our income.
Trends and Recent Market Activity
Overview
Our business is largely influenced by interest rates and credit conditions principally in the United States (U.S.), but is also influenced to a lesser extent by global financial conditions. Our earnings power benefits from a steep yield curve, and the volatility of our book value is driven by the volatility of long-term interest rates and mortgage rates.

During the second quarter of 2015 (the “Second Quarter”), interest rates rose across all sectors of the global bond markets, with German Government Bonds (the "Bund") yields experiencing the most significant rise among the developed markets. Ten-year Bund yields rose from 18 basis points (“bps”) at March 31, 2015 to 76 bps at June 30, 2015. Government bond markets around the world continue to be highly correlated so, not surprisingly, yields on most bonds around the world rose, pushing down bond prices. Both U.S. Treasuries and U.S. Agency RMBS yields ended the Second Quarter higher than where they began. Specifically, the yield on 10-year U.S. Treasuries began the Second Quarter at 1.92% and rose by 43 bps to 2.35% at June 30, 2015, and the price of Fannie Mae 30-Yr. 3.5% Agency RMBS fell by $2.22 to $102.89. The rise in rates was led by growing sentiment that the European economies are recovering somewhat and the need for continued aggressive monetary stimulus by the European Central Bank (the “ECB”) will diminish over the next few quarters. The U.S. economy appears to be on a trajectory of sustainable growth, as the effects of a harsh winter and the West Coast port strikes fade away. The consensus economic forecast for 2015 economic growth in the U.S. remains at approximately 2.5%, accompanied by “moderate” growth in payrolls and inflation within the Federal Reserve’s target range. While growth in payrolls appears to be relatively steady, there is scant wage growth. Commodity prices, notably oil, copper and lumber, have been soft. These indicators suggest continued sluggish economic growth globally, and that the U.S. cannot detach from the rest of the world’s economic deceleration.

The Fed continues to guide capital markets to anticipate an interest rate hike in 2015. Fed chairperson Yellen, in her June 17, 2015 remarks following the FOMC June policy meeting, stated that she anticipates a long period of continued accommodative monetary policy following an initial rise in the Federal Funds Rate later this year. This is in line with market participants’ expectations over the past several quarters. In the Fed’s June Economic Forecast, the FOMC expressed a wide consensus that two 25 bps hikes in the Target Federal Funds rate are likely before year end. However, the yield on long-term U.S. Treasuries reflects market expectations for a lower end point for the target Fed Funds Rate than suggested by the FOMC, primarily because many market participants expect economic growth and inflation to be well below the Fed’s economic forecast. For example, in the Fed’s June economic projections, the 17 FOMC participants expressed their expectation that the Fed Funds Rate should be between 3.25% and 4.25% over the longer term. This expectation would imply that the yield on 10-year U.S. Treasuries should be higher than 2.35%, assuming a normal upward-sloped yield curve.

Foreign central banks continue to respond to a different set of circumstances. The ECB, the Bank of Japan, and others have implemented programs to increase monetary stimulus. For example, the ECB announced in January 2015 an aggressive bond buying program to stimulate the European Zone economy. This program is expected to continue through September 2016, and the ECB has not expressed any expectation to reduce or shorten the time period of this program.

At such time that the Fed raises the Fed Funds Rate, we would expect our borrowing costs to increase, and therefore our net interest spread to decrease. While higher Fed Funds Rates could reduce the Company's earnings power, global economic conditions make it difficult to predict when and by how much the Fed will raise rates.

Recent CYS Activity in Response to These Trends

In response to the conditions in and changes to the environment described above, the Company continues to monitor, reposition, and manage our investment portfolio, the structure of our borrowings and our hedge positions. During the Second Quarter, we increased our short-term FHLBC advances and established our initial long-term FHLBC advance. We believe that long-term FHLBC advances can efficiently replace the combination of repo borrowings and interest rate swaps, effectively reducing our borrowing and hedging costs. In addition, early in the Second Quarter, we adjusted the portfolio in response to the prepayment wave triggered by low mortgage rates experienced in January and February. During the Second Quarter, we sold approximately $370 million of Agency Hybrid Adjustable Rate Mortgages ("ARM"s) and $324 million of 15-Year Fixed Rate Agency RMBS to reduce our exposure to prepayments. We took advantage of low interest rates early in the Second Quarter and sold some of our 5-year U.S. Treasuries. Later in the Second Quarter, we took advantage of the steepening yield curve by adding to our holdings of 30-year Agency RMBS. Overall, throughout the Second Quarter we reduced our holdings of Agency RMBS by approximately $600 Million.

The steepening of the yield curve during the Second Quarter had several impacts on our industry's performance benchmarks, including Agency RMBS underperforming, interest rate spreads widening and mortgage durations lengthening. This, in turn, had several impacts on our own business metrics. First, our leverage increased slightly at the end of the Second Quarter to 7.06 to 1 from 6.77 to 1 at the end of the first quarter of 2015 (the “First Quarter”). Second, our duration gap extended to 1.23 in the Second Quarter from 0.60 at the end of the First Quarter. Third, our book value per share fell to $9.62 at the end of the Second Quarter from $10.53 at the end of the First Quarter, after taking effect of our $0.28 dividend in the Second Quarter. Total stockholders' equity declined as a result of our repurchasing 1,286,586 shares of our common stock at a weighted-average price of $8.87 per share for an aggregate amount of $11.4 million, as well as our experiencing a net loss for the Second Quarter.

Government Activity

In March 2015, housing and mortgage financial reform legislation, H.R. 1491, was proposed by congressmen John Delaney (D-MD) and James A. Himes (D-CT), each of whom is a member of the House Financial Services Committee. The legislation seeks to establish an insurance program through Ginnie Mae, and to wind down Fannie Mae and Freddie Mac (or, alternatively, permit them to be sold and recapitalized).  The bill is called The Partnership to Strengthen Homeownership Act, and is similar to one introduced by the same congressmen in the last Congress (H.R. 5055), which never made it out of committee.

In May 2015, Senate Banking Committee Chairman Richard Shelby (R-AL) released a draft bill entitled The Regulatory Relief Bill of 2015 (the “Regulatory Relief Bill”). If enacted, this bill would reduce the threshold for a financial institution to be deemed a Systemically Important Financial Institution (“SIFI”), provide regulatory relief for community banks, broaden the Consumer Financial Protection Bureau Qualified Mortgage rule, and compel the FHFA to remove its proposed rulemaking on FHLB membership qualification. The FHFA rule would reduce the number of financial institutions that could be members of the FHLB system. Furthermore, any new FHLB membership qualification rules imposed by the FHFA would have to be reviewed by the Government Accounting Office to determine whether such rules would damage the functioning of the FHLB system and its large number of member banks.

We expect debate and discussion on residential housing and mortgage reform to continue in 2015; however, we cannot be certain if H.R. 1491, the Regulatory Relief Bill, or any housing- and/or mortgage-related bill will emerge from committee, or be approved by Congress, and if so what the effect will be.

Financial Condition
The Agency RMBS in our portfolio were purchased at a net premium to their face value due to the average interest rates on these investments being higher than the market rates at the time of purchase. As of June 30, 2015 and December 31, 2014 we had approximately $545.2 million and $552.9 million, respectively, of unamortized premium included in the cost basis of our investments. Our Debt Securities portfolio consisted of the following assets:

				Weighted-Average
Coupon	Face Value (in 000's)	Fair Value (in 000's)	Amortized Cost Basis per Face Value (in 000's)	Loan Balance (in 000's)(1)	Loan Age (in months)(1)	3 Month CPR(1)(2)	Duration(3)
June 30, 2015
15 Year Agency Mortgage Securities
3.0%	$5,509,689	$5,716,221	$103.40	$280	13	10.3%	3.73
TBA 3.0%	171,200	177,365	103.28	n/a	n/a	n/a	3.79
3.5%	1,118,244	1,181,888	103.23	223	35	11.8	3.27
4.0%	160,389	171,423	101.18	172	52	19.4	3.00
4.5%	23,135	24,686	102.62	242	65	21.9	2.51
Subtotal	6,982,657	7,271,583	103.32	268	18	10.9	3.64
20 Year Agency Mortgage Securities
4.5%	58,336	63,308	102.89	217	59	26.0	3.40
30 Year Agency Mortgage Securities
3.5%	2,018,700	2,082,819	104.58	328	3	4.7	5.64
TBA 3.5%	256,000	262,703	102.32	n/a	n/a	n/a	5.58
4.0%	3,366,529	3,574,519	105.41	283	12	15.2	4.47
TBA 4.0%	167,000	176,933	105.67	n/a	n/a	n/a	4.36
4.5%	157,915	171,191	106.85	286	50	19.2	4.18
Subtotal	5,966,144	6,268,165	105.04	300	10	13.5	4.90
Agency Hybrid ARMs
3.1%(4)	398,189	413,324	102.82	316	28	21.7	2.69
U.S. Treasuries
1.5%	225,000	223,910	99.04	n/a	n/a	n/a	4.70
Total	$13,630,326	$14,240,290	$103.98	$283	15	12.4%	4.18

December 31, 2014
15-Year Agency Mortgage Securities
3.0%	$4,889,226	$5,089,402	$102.94	$272	13	7.7%	3.74
TBA 3.0%	299,000	310,785	103.73	n/a	n/a	n/a	3.80
3.5%	1,462,563	1,547,892	103.50	234	27	8.5	3.12
TBA 3.5%	125,000	132,051	105.52	n/a	n/a	n/a	3.04
4.0%	183,538	196,242	101.22	175	46	10.6	2.47
4.5%	27,359	29,549	102.73	249	59	8.9	1.73
Subtotal	6,986,686	7,305,921	103.09	261	17	8.0	3.56
20-Year Agency Mortgage Securities
4.5%	67,839	74,216	102.94	220	53	15.5	1.58
30-Year Agency Mortgage Securities
4.0%	3,679,782	3,936,261	105.24	287	8	5.0	3.88
TBA 4.0%	974,000	1,039,232	106.00	n/a	n/a	n/a	3.44
4.5%	336,961	366,206	107.72	280	28	11.9	2.08
Subtotal	4,990,743	5,341,699	105.56	286	9	5.4	3.67
Agency Hybrid ARMs
2.6%(4)	1,685,685	1,730,620	103.41	333	29	13.6	2.93
U.S. Treasuries
1.5%	150,000	149,051	99.72	n/a	n/a	n/a	4.74
Total	$13,880,953	$14,601,507	$103.98	$279	16	8.1%	3.52

__________________

(1)	TBAs are excluded from this calculation as they do not have a defined weighted-average loan balance or age until mortgages have been assigned to the pool.

(2)
The CPR ("Constant Prepayment Rate") represents the 3-month CPR of the Company’s Agency RMBS held at June 30, 2015 and December 31, 2014. The CPR experienced by the Company during the period may differ. Securities with no prepayment history are excluded from this calculation.

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

In July 2015, the aggregate CPR of the Company's Debt Securities was 11.1%.

Hedging Instruments
The Company utilizes interest rate swap and cap contracts (a "swap" or "cap", respectively) to hedge the interest rate risk associated with the financing of our Debt Securities portfolio. As of June 30, 2015, the Company held swaps with an aggregate notional of approximately $7.4 billion, a weighted-average fixed rate of 1.39%, and a weighted-average expiration of 3.6 years. The receive rate on the Company's swaps is 3-month LIBOR. At June 30, 2015, the Company had entered into caps with a notional of $2.5 billion, a weighted-average cap rate of 1.28%, and a weighted-average expiration of 4.6 years. Below is a summary of our interest rate swaps and caps as of June 30, 2015 and December 31, 2014:

			Weighted-Average
June 30, 2015	Number of Contracts	Notional (000's)	Rate	Maturity	Duration	Fair Value (000's)
Interest Rate Swaps	17	$7,350,000	1.39%	January 2019	(2.94)	$(2,804)
Interest Rate Caps	5	2,500,000	1.28%	January 2020	(2.58)	84,878
	22	$9,850,000	1.36%	April 2019	(2.85)	$82,074

December 31, 2014
Interest Rate Swaps	18	$7,650,000	1.44%	February 2019	(3.33)	$24,604
Interest Rate Caps	5	2,500,000	1.28%	January 2020	(2.99)	107,673
	23	$10,150,000	1.40%	May 2019	(3.25)	$132,277
The Company seeks to manage its exposure to interest rate risk by expanding and/or lengthening its swaps, adding a cancelable option to some of its newer swaps, and reducing its swap pay rate, if possible, when doing so. The cancelable feature in our newer swaps, while adding flexibility, may result in higher swap interest expense than with a conventional swap with no cancelable feature. At June 30, 2015, $1.5 billion of our $7.4 billion in interest rate swaps are cancelable between October 2015 and January 2016.
In early April 2015, we terminated a cancelable swap with a notional of $400.0 million and a pay rate of 2.438%, and as a result we realized a loss of $(2.3) million. Our interest rate swap and cap positions were reduced to $9,850.0 million at June 30, 2015 from $10,150.0 million at December 31, 2014, and as a percentage of our aggregate borrowings (i.e., repo borrowings and FHLBC Advances) decreased to 83.7% at June 30, 2015 from 89.9% at December 31, 2014.

Liabilities
We finance a portion of our assets through repo borrowings and FHLBC Advances. In March 2015, CYS Insurance commenced accessing FHLBC Advances. Repo borrowings and FHLBC Advances are secured by our assets and bear interest rates that have historically moved in close relationship to LIBOR. At June 30, 2015 and December 31, 2014, we had liabilities pursuant to repo borrowings and FHLBC Advances with 34 and 32 counterparties, respectively, which are summarized below:

June 30, 2015			Weighted-Average
Original Days to Maturity	Repo Borrowings and Short-Term FHLBC Advances Outstanding (000's)	Percentage of Total	Interest Rate	Remaining Days to Maturity	Original Days to Maturity
Agency RMBS
≤ 30 Days	$3,297,316	28%	0.28%	13	25
> 30 to ≤ 60 Days	1,789,101	15%	0.38%	17	40
> 60 Days	6,406,908	55%	0.39%	44	89
Subtotal	$11,493,325	98%	0.36%	31	63

U.S. Treasuries
≤ 30 Days	$197,010	2%	(0.38)%	1	1

Total	$11,690,335	100%	0.34%	31	62

			Weighted-Average
Original Days to Maturity	Long-Term FHLBC Advances Outstanding (000's)	Percentage of Total	Interest Rate	Next Call Date	Maturity Date
Agency RMBS
> 360 Days	$75,000	100%	1.48%	May 2016	May 2018

December 31, 2014			Weighted-Average
Original Days to Maturity	Repo Borrowings Outstanding (000's) *	Percentage of Total	Interest Rate	Remaining Days to Maturity	Original Days to Maturity
Agency RMBS
≤ 30 Days	$1,608,723	14%	0.35%	17	19
> 30 to ≤ 60 Days	1,638,946	15%	0.36%	20	38
> 60 Days	7,893,810	70%	0.36%	33	96
Total	$11,141,479	99%	0.36%	29	76

U.S. Treasuries
> 30 to ≤ 60 Days	$148,080	1%	(0.27)%	2	32

Total	$11,289,559	100%	0.35%	28	75
__________________
* There were no FHLBC Advances for the period ended December 31, 2014.
In addition, as of June 30, 2015, we had payable for securities purchased, a portion of which will be or, in the case of December 31, 2014, was financed through repo borrowings and FHLBC Advances summarized below (in thousands).

June 30, 2015
Settle Date	Face Value	Payable
July 2015	$1,098,999	$1,142,709
September 2015	575,000	589,959
Total	$1,673,999	$1,732,668

December 31, 2014
Settle Date	Face Value	Payable
January 2015	$1,325,657	$1,399,441
February 2015	100,000	106,040
Total	$1,425,657	$1,505,481

Summary Financial Data

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share numbers)	2015	2014	2015	2014
Interest income:
Interest income from Agency RMBS	$79,579	$65,420	$159,639	$145,606
Other interest income	953	6,558	1,743	10,739
Total interest income	80,532	71,978	161,382	156,345
Interest expense:
Repurchase agreement and short-term FHLBC advances interest expense	10,157	7,583	19,799	17,012
Long-term FHLBC advances interest expense	105	—	105	—
Swap and cap interest expense	24,992	19,456	52,460	38,373
Total interest expense	35,254	27,039	72,364	55,385
Net interest income	45,278	44,939	89,018	100,960
Other income (loss):
Net realized gain (loss) on investments	9,435	33,118	27,688	49,788
Net unrealized gain (loss) on investments	(176,899)	157,479	(101,210)	246,713
Net realized gain (loss) on termination of swap and cap contracts	(2,300)	(6,004)	(4,868)	(15,327)
Net unrealized gain (loss) on swap and cap contracts	33,347	(65,181)	(41,453)	(81,421)
Net unrealized gain (loss) on long-term FHLBC advances	(11)	—	(11)	—
Other income	118	50	158	169
Total other income (loss)	(136,310)	119,462	(119,696)	199,922
Expenses:
Compensation and benefits	3,712	3,712	7,266	7,341
General, administrative and other	2,293	2,308	4,496	4,473
Total expenses	6,005	6,020	11,762	11,814
Net income (loss)	$(97,037)	$158,381	$(42,440)	$289,068
Dividend on preferred stock	(5,203)	(5,203)	(10,406)	(10,406)
Net income (loss) available to common stockholders	$(102,240)	$153,178	$(52,846)	$278,662
Net income (loss) per common share basic & diluted	$(0.66)	$0.95	$(0.34)	$1.72
Distributions per common share	$0.28	$0.32	$0.58	$0.64

Key Balance Sheet Metrics
Average settled Debt Securities (1)	$13,219,744	$11,599,873	$13,014,108	$12,092,206
Average total Debt Securities (2)	$14,711,932	$13,711,749	$14,753,522	$13,626,280
Average repurchase agreements and FHLBC Advances (3)	$11,610,144	$9,981,049	$11,363,312	$10,482,951
Average Debt Securities liabilities (4)	$13,102,332	$12,092,925	$13,102,726	$12,017,025

Average stockholders' equity (5)	$1,893,445	$1,916,575	$1,936,977	$1,895,359
Average common shares outstanding (6)	157,334	162,031	158,929	161,931
Leverage ratio (at period end) (7)	7.06:1	6.35:1	7.06:1	6.35:1

Key Performance Metrics*
Average yield on settled Debt Securities (8)	2.44%	2.48%	2.48%	2.59%
Average yield on total Debt Securities including drop income (9)	2.42%	2.67%	2.50%	2.75%
Average cost of funds(10)	0.35%	0.30%	0.35%	0.32%
Average cost of funds and hedge (11)	1.21%	1.08%	1.27%	1.06%
Adjusted average cost of funds and hedge (12)	1.08%	0.89%	1.10%	0.92%
Interest rate spread net of hedge (13)	1.23%	1.40%	1.21%	1.53%
Interest rate spread net of hedge including drop income(14)	1.34%	1.78%	1.40%	1.83%
Operating expense ratio (5)	1.27%	1.26%	1.21%	1.25%
Total stockholder return on common equity(16)	(5.98)%	9.81%	(2.86)%	18.51%
___________

(1)	The average settled Debt Securities is calculated by averaging the month end cost basis of settled Debt Securities during the period.

(2)	The average total Debt Securities is calculated by averaging the month end cost basis of total Debt Securities during the period.

(3)	The average repurchase agreement borrowings and FHLBC Advances are calculated by averaging the month end repurchase agreements and FHLBC Advances balances during the period.

(4)	The average Debt Securities liabilities are calculated by adding the average month end repurchase agreements and FHLBC Advances balances plus average unsettled Debt Securities during the period.

(5)	The average stockholders' equity is calculated by averaging the month end stockholders' equity during the period.

(6)	The average common shares outstanding are calculated by averaging the daily common shares outstanding during the period.

(7)
The leverage ratio is calculated by dividing (i) the Company's repurchase agreements and FHLBC Advances balance plus payable for securities purchased minus receivable for securities sold by (ii) stockholders' equity.

(8)	The average yield on Debt Securities for the period is calculated by dividing total interest income by average settled Debt Securities.

(9)
The average yield on total Debt Securities including drop income for the period is calculated by dividing total interest income plus drop income by average total Debt Securities. Drop income was $8.6 million and $19.4 million for the three months ended June 30, 2015 and 2014, respectively. Drop income was $22.7 million and $31.0 million for the six months ended June 30, 2015 and 2014, respectively. Drop income is a component of our net realized and unrealized gain (loss) on investments on our unaudited consolidated statements of operations. Drop income is the difference between the spot price and the forward settlement price for the same security on trade date. This difference is also the economic equivalent of the assumed net interest margin (yield minus financing costs) of the bond from trade date to settlement date. We derive drop income through utilization of forward settling transactions.

(10)	The average cost of funds for the period is calculated by dividing repurchase agreement and FHLBC Advances interest expense by average repurchase agreements and FHLBC Advances for the period.

(11)	The average cost of funds and hedge for the period is calculated by dividing interest expense by average repurchase agreements and FHLBC Advances.

(12)	The adjusted average cost of funds and hedge for the period is calculated by dividing interest expense by average Debt Securities liabilities.

(13)	The interest rate spread net of hedge for the period is calculated by subtracting average cost of funds and hedge from average yield on settled Debt Securities.

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

Core Earnings
"Core earnings" represents a non-U.S. GAAP financial measure and is defined as net income (loss) available to common stockholders excluding net realized and unrealized gain (loss) on investments, net realized gain (loss) on termination of swap and cap contracts, net unrealized gain (loss) on swap and cap contracts, and net unrealized gain (loss) on long-term FHLBC advances. Management uses core earnings to evaluate the effective yield of the portfolio after operating expenses. In addition, management utilizes core earnings as a key metric in conjunction with other portfolio and market factors to determine the appropriate leverage and hedging ratios, as well as the overall structure of the portfolio. The Company believes that providing users of the Company's financial information with such measures, in addition to the related GAAP measures, gives investors greater transparency and insight into the information used by the Company's management in its financial and operational decision-making.
The primary limitation associated with core earnings as a measure of our financial performance over any period is that it excludes the effects of net realized and unrealized gain (loss) on investments in securities, derivatives, and long-term indebtedness. In addition, our presentation of core earnings may not be comparable to similarly-titled measures used by other companies, which may employ different calculations. As a result, core earnings should not be considered a substitute for our U.S. GAAP net income (loss) as a measure of our financial performance or any measure of our liquidity under U.S. GAAP.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Non-U.S. GAAP Reconciliation:	2015	2014	2015	2014
Net income (loss) available to common stockholders	$(102,240)	$153,178	$(52,846)	$278,662
Net realized (gain) loss on investments	(9,435)	(33,118)	(27,688)	(49,788)
Net unrealized (gain) loss on investments	176,899	(157,479)	101,210	(246,713)
Net realized (gain) loss on termination of swap and cap contracts	2,300	6,004	4,868	15,327
Net unrealized (gain) loss on swap and cap contracts	(33,347)	65,181	41,453	81,421
Net unrealized (gain) loss on long-term FHLBC advances	11	—	11	—
Core earnings	$34,188	$33,766	$67,008	$78,909
Results of Operations
Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Net Income
Net income available to common stockholders decreased $255.4 million to $(102.2) million for the three months ended June 30, 2015, compared to $153.2 million for the three months ended June 30, 2014, primarily due to unrealized losses on our investments in the Second Quarter compared to the unrealized gains on our investments in the second quarter of 2014. The major components of this decrease are detailed below.
Interest Income and Asset Yield
Our principal source of income is interest income that we earn on our investment securities portfolio. Interest income, which consists primarily of interest income on Debt Securities, increased by $8.5 million to $80.5 million for the three months ended June 30, 2015, as compared to $72.0 million for the three months ended June 30, 2014. The most significant factors in this increase are changes both in the size of our portfolio and yield on investments, as shown below (in thousands):

Change in Size		Change in Yield		Change in Size & Yield
Change in average settled	$1,619,871	Change in average yield	(0.045)%	Change in average settled	$1,619,871
Q2 2014 average yield	2.482%	Q2 2014 average settled	11,599,873	Change in average yield	(0.045)%
Change	$10,051	Change	$(1,314)	Change	$(183)
				Total change	$8,554
Our average settled Debt Securities for the three months ended June 30, 2015 was $13.2 billion, compared to $11.6 billion for the three months ended June 30, 2014. Our annualized yield on average settled Debt Securities for the three months ended June 30, 2015 was 2.44%, compared to 2.48% for the three months ended June 30, 2014. The yield on our assets is most directly affected by the coupon rate, and the rate of repayments on our Agency RMBS due to its impact on the amortization of premium on Agency RMBS. Our yield decrease, less impactful on interest income than the size of the investment securities portfolio, was primarily a function of higher paydown losses and amortization expense in the current quarter than in the comparable period. Our weighted-average coupon as of June 30, 2015 was 3.40%, compared to 3.02% as of June 30, 2014. Our annualized rate of portfolio prepayment for the three months ended June 30, 2015 was 13.0%, which was higher than the rate of 7.6% for the three months ended June 30, 2014. Our amortization expense was $27.6 million for the three months ended June 30, 2015, an increase of $16.5 million from $11.1 million for the three months ended June 30, 2014.
Interest Expense and Cost of Funds
Our interest expense for the three months ended June 30, 2015, which consists primarily of interest expense from repo borrowings, FHLBC Advances, and interest rate swap and cap contracts, increased $8.3 million to $35.3 million, as compared to $27.0 million for the three months ended June 30, 2014. Interest expense from repo borrowings and FHLBC Advances increased by $2.7 million to $10.3 million for the three months ended June 30, 2015, compared to $7.6 million for the three months ended June 30, 2014, due to larger borrowings outstanding and higher cost of funds. Our average repo borrowings and FHLBC Advances increased to $11,610.1 million for the three months ended June 30, 2015 from $9,981.0 million for the three months ended June 30, 2014, consistent with the larger portfolio that existed at June 30, 2015 as compared to the portfolio at June 30, 2014. Also, our weighted-average cost of funds rose to 0.35% in the Second Quarter from 0.30% in the second quarter of 2014. The table shown below illustrates the result of changes to the amount outstanding and rates on repo borrowings and FHLBC Advances during the three months ended June 30, 2015 and 2014 (in thousands):

Change in Size		Change in Rate		Change in Size & Yield
Change in average outstanding	$1,629,095	Change in average rate	0.050%	Change in average outstanding	$1,629,095
Q2 2014 average rate	0.304%	Q2 2014 average outstanding	$9,981,049	Change in average rate	0.050%
Change	$1,238	Change	$1,239	Change	$202
				Total change	$2,679
Included in the Second Quarter interest expense figure above was interest expense of $0.1 million on our FHLBC long-term advance of $75.0 million, which has a 3-year term and a rate of 1.48%.
Swap and cap interest expense increased by $5.5 million, to $25.0 million in three months ended June 30, 2015 compared to $19.4 million in the three months ended June 30, 2014. The increase in interest rate swap and cap expense was in part the result of an increase in the average aggregate swap and cap notional by $537.5 million to $9,950 million in the three months ended June 30, 2015 from $9,413 million in the three months ended June 30, 2014, and more significantly by the increase in the average swap and cap rate to 1.01% in the three months ended June 30, 2015 from 0.83% in the three months ended June 30, 2014, as shown in the table below (in thousands):

Change in Size		Change in Rate		Change in Size & Rate
Change in average notional outstanding	$537,500	Change in average rate	0.178%	Change in average notional outstanding	$537,500
Q2 2014 average rate	0.827%	Q2 2014 average notional outstanding	$9,412,500	Change in average rate	0.178%
Change	$1,111	Change	$4,186	Change	$239
				Total change	$5,536
Our annualized weighted-average cost of funds including hedge was 1.21% for the three months ended June 30, 2015, as compared to 1.08% for the three months ended June 30, 2014. The components of our cost of funds are (i) rates on our repo borrowings and FHLBC Advances, (ii) rates on our interest rate swaps and caps, (iii) the size of our repo borrowings and FHLBC Advances, and (iv) the total value of the interest rate swaps and caps.
Net Interest Income and Drop Income
Our net interest income for the three months ended June 30, 2015 was $45.3 million, and our interest rate spread, net of hedge, was 1.23%, compared to net interest income of $44.9 million and interest rate spread, net of hedge, of 1.40% for the three months ended June 30, 2014. The increase in our net interest income was due principally to higher average settled Debt Securities balances and interest income in the three months ended June 30, 2015 compared to June 30, 2014, and the decrease in our interest rate spread net of hedge was due to our higher cost of funds which was a byproduct of higher repo borrowing balances and higher cost of funds. While our net interest income is influenced significantly by the size of our portfolio and overall interest rate levels, we believe our interest rate spread net of hedge is an important performance indicator.
During the three months ended June 30, 2015 and 2014, we generated drop income of approximately $8.6 million and $19.4 million, respectively. The lower drop income during the three months ended June 30, 2015 was primarily because financing in the forward market made it more advantageous to settle than to roll our TBA positions than in the three months ended June 30, 2014, and as a result we executed fewer forward settling transactions from which we derive drop income. Drop income is a component of our net realized and unrealized gain (loss) on investments on our unaudited consolidated statements of operations and is therefore excluded from core earnings. Drop income is the difference between the spot price and the forward settlement price for the same Agency RMBS on the trade date. This difference is also the economic equivalent of the assumed interest rate spread net of hedge (yield less financing costs) of the Agency RMBS from trade date to settlement date. The Company derives drop income through utilization of forward settling transactions of Agency RMBS.
Gain (Loss) on Investments
During the three months ended June 30, 2015, our net realized and unrealized gain (loss) on investments decreased by $358.1 million to a $(167.5) million net loss, compared to a net gain of $190.6 million for the three months ended June 30, 2014. This change was driven by a decrease in prices of all our Agency RMBS for the three months ended June 30, 2015, contrasted with increases in prices of all our Agency RMBS for the three months ended June 30, 2014. For example, during the three months ended June 30, 2015, the price of a 30-year 4.0% Agency RMBS decreased $1.12 to $105.83, and during the three months ended June 30, 2014, it increased $2.04 to $106.02.
Gain (Loss) on Derivatives
Our net realized and unrealized gain (loss) on swap and cap contracts increased by $102.2 million to a gain of $31.0 million for the three months ended June 30, 2015, compared to a loss of $(71.2) million for the three months ended June 30, 2014. The realized and unrealized gain on swap and cap contracts in the three months ended June 30, 2015 was due principally to an overall environment of increasing interest rates in which swap and cap values increased. Our swaps are designed principally to protect us in an environment of increasing interest rates, and in the Second Quarter there generally were increases in interest rates and significant volatility which resulted in gains on our swaps and caps. These gains were offset by the net realized and unrealized losses on our Agency RMBS. During the three months ended June 30, 2015 and 2014, 5-year swap rates increased by 26 bps and decreased by 10 bps, respectively.
Operating Expenses
Operating expenses remained unchanged at $6.0 million for each of the three months ended June 30, 2015 and 2014, respectively.
Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Net Income
Net income available to common shareholders decreased $331.5 million to net loss of $(52.8) million for the six months ended June 30, 2015, compared to net income of $278.7 million for the six months ended June 30, 2014. The major components of this decrease are detailed below.
Interest Income and Asset Yield
Interest income increased by $5.1 million to $161.4 million for the six months ended June 30, 2015, as compared to $156.3 million for the six months ended June 30, 2014. The increase in our interest income is due to largely to an increase in average settled Debt Securities in the six months ended June 30, 2015, offset by a decline in the yield on our investments in this period, as shown below (in thousands):

Change in Size		Change in Yield		Change in Size & Yield
Change in average settled	$921,902	Change in average yield	(0.106)%	Change in average settled	$921,902
2014 average yield	2.586%	2014 average settled	$12,092,206	Change in average yield	(0.106)%
Change	$11,920	Change	$(6,395)	Change	$(488)
				Total change	$5,037
Our average settled Debt Securities for the six months ended June 30, 2015 was $13.0 billion, compared to $12.1 billion for the six months ended June 30, 2014. Our weighted-average coupon as of June 30, 2015 was 3.40% compared to 3.02% as of June 30, 2014. The increase in average coupon for the first six months of 2015 helped to soften the impact of higher paydown losses and amortization expense on the decrease in the yield on our average settled Debt Securities for the six months ended June 30, 2015.
Our annualized yield on average settled Debt Securities for the six months ended June 30, 2015 was 2.48%, as compared to 2.59% for the six months ended June 30, 2014. The decrease in our yield was a function of higher paydown losses and amortization expense for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The annualized rate of portfolio prepayment for the six months ended June 30, 2015 was 11.6%, which was higher than the rate of 6.5% for the six months ended June 30, 2014. Our amortization expense was $49.0 million for the six months ended June 30, 2015, compared to $21.4 million for the six months ended June 30, 2014. The increase in prepayments was largely brought on by the effects of lower residential mortgage rates in the first half of 2015 compared to the comparable period in 2014.
Interest Expense and Cost of Funds
Interest expense, which primarily consists of interest expense from repo borrowings, FHLBC Advances and interest rate swaps and caps, increased $17.0 million to $72.4 million for the six months ended June 30, 2015, from $55.4 million for the six months ended June 30, 2014. Higher interest expense from repo borrowings and FHLBC Advances made up $2.9 million of the $17.0 million change in interest expense for the six months ended June 30, 2015. As shown below, the change in interest expense from repo borrowings and FHLBC Advances was primarily the result of changes to the amount outstanding and rates on repurchase agreements during the six months ended June 30, 2015 and 2014 (in thousands):

Change in Size		Change in Rate		Change in Size & Yield
Change in average outstanding	$880,361	Change in average rate	0.026%	Change in average outstanding	$880,361
2014 average rate	0.325%	2014 average outstanding	$10,482,951	Change in average rate	0.030%
Change	$1,429	Change	$1,350	Change	$113
				Total change	$2,892
Our average aggregate borrowings increased to $11.4 billion for the six months ended June 30, 2015 from $10.5 billion for the six months ended June 30, 2014, similar to the portfolio size increase described above. Our annualized weighted-average cost of funds, including hedges, rose to 1.27% for the six months ended June 30, 2015 from 1.06% for the and six months ended June 30, 2014.
Swap and cap interest expense increased by $14.1 million, to $52.5 million in six months ended June 30, 2015, compared to $38.4 million in the six months ended June 30, 2014. The increase in the interest rate swap and cap expense was attributable in part to the rise in the average aggregate swap and cap notional by $385.7 million to $10,064.3 million in the six months ended June 30, 2015, from $9,678.6 million in six months ended June 30, 2014, and more significantly by the rise in the average swap and cap rate to 1.04% in six months ended June 30, 2015 from 0.79% in the six months ended June 30, 2014, as shown in the table below (in thousands):

Change in Size		Change in Rate		Change in Size & Rate
Change in average notional outstanding	$385,715	Change in average rate	0.250%	Change in average notional outstanding	$385,715
2014 average rate	0.793%	2014 average notional outstanding	$9,678,571	Change in average rate	0.250%
Change	$1,529	Change	$12,077	Change	$481
				Total change	$14,087
Net Interest Income and Drop Income
Our net interest income for the six months ended June 30, 2015 was $89.0 million, and our interest rate spread, net of hedge, was 1.21%. For the six months ended June 30, 2014, our net interest income was $101.0 million and our interest rate spread, net of hedge, was 1.53%. The decrease in net interest income and our interest rate spread net of hedge for the six months ended June 30, 2015 was primarily due to an increase in the cost of funds and hedge, combined with the lower portfolio yield due to higher paydown losses and amortization expense in the period.
During the six months ended June 30, 2015 and 2014, we generated drop income of approximately $22.7 million and $31.0 million, respectively. The lower level of drop income during the six months ended June 30, 2015 was primarily because financing in the forward market made it more advantageous to settle than to roll our TBA positions than in the six months ended June 30, 2014 and, as a result, we executed a lower volume of forward settling transactions from which we derive drop income.
Gain (Loss) on Investments
Net realized and unrealized gain on investments decreased by $370.0 million to a loss of $(73.5) million for the six months ended June 30, 2015, compared to a gain of $296.5 million for the six months ended June 30, 2014. This was due principally to a decline in prices of Agency RMBS in the first six months of 2015 as compared to the first six months of 2014. For example, during the six months ended June 30, 2015 the price of a 30-Yr. 4.0% Agency RMBS decreased $0.94 to $105.83, and during the six months ended June 30, 2014 the price for the same security increased $3.00 to $106.02.

Gain (Loss) on Derivatives
Net realized and unrealized loss on swap and cap contracts was $(46.3) million for the six months ended June 30, 2015, compared to a net realized and unrealized loss of $(96.7) million for the six months ended June 30, 2014. In the six months ended June 30, 2015, interest rates fell significantly in the first quarter, then rose in the second quarter but less significantly, and as a result the modest interest rate swap and cap gains in the second quarter were offset by more significant swap and cap losses in the first quarter. During the six months ended June 30, 2015 and 2014, our average interest rate swap and cap notional amount was $10,064.3 million and $9,678.6 million, respectively. During the six months ended June 30, 2015 and 2014, 5-year swap rates increased by 2 bps and decreased by 9 bps, respectively.
Operating Expenses
Operating expenses were $11.8 million for each of the six months ended June 30, 2015 and 2014, respectively.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations for repo borrowings and FHLBC Advances, interest expense on repo borrowings and FHLBC Advances, and the office lease at June 30, 2015 and December 31, 2014 (in thousands):

June 30, 2015	Within One Year	One to Three Years	Three to Five Years	Total
Repurchase agreements and short-term FHLBC advances	$11,690,335	$—	$—	$11,690,335
Interest expense on repurchase agreements and short-term FHLBC advances, based on rates at June 30, 2015	7,648	—	—	7,648
Long-term FHLBC advances	—	75,000	—	75,000
Interest expense on long-term FHLBC advances, based on rates at June 30, 2015	1,206	2,137	—	3,343
Long-term operating lease obligation	262	—	—	262
Total	$11,699,451	$77,137	$—	$11,776,588

December 31, 2014	Within One Year	One to Three Years	Three to Five Years	Total
Repurchase agreements	$11,289,559	$—	$—	$11,289,559
Interest expense on repurchase agreements, based on rates at December 31, 2014	8,448	—	—	8,448
Long-term operating lease obligation	262	131	—	393
Total	$11,298,269	$131	$—	$11,298,400
At December 31, 2014, we had no FHLBC Advances.
At June 30, 2015 and December 31, 2014, we held the following interest rate swap and cap contracts (in thousands):

As of June 30, 2015

Interest Rate Swaps	Weighted-Average	Notional	Fair
Expiration Year	Fixed Pay Rate	Amount	Value
2017	0.87%	$2,750,000	$5,815
2018	1.16%	2,000,000	280
2019	1.75%	800,000	(7,631)
2021	2.30%	1,300,000	(4,595)
2022	2.15%	500,000	3,327
Total	1.39%	$7,350,000	$(2,804)

Interest Rate Caps	Weighted-Average	Notional	Fair
Expiration Year	Cap Rate	Amount	Value
2019	1.34%	$800,000	$19,791
2020	1.25%	1,700,000	65,087
Total	1.28%	$2,500,000	$84,878

As of December 31, 2014

Interest Rate Swaps	Weighted-Average	Notional	Fair
Expiration Year	Fixed Pay Rate	Amount	Value
2017	0.87%	$2,750,000	$22,580
2018	1.16%	2,000,000	13,760
2019	1.75%	800,000	(3,232)
2021	2.35%	2,100,000	(8,505)
Total	1.44%	$7,650,000	$24,603

Interest Rate Caps	Weighted-Average	Notional	Fair
Expiration Year	Cap Rate	Amount	Value
2019	1.34%	$800,000	$26,996
2020	1.25%	1,700,000	80,678
Total	1.28%	$2,500,000	$107,674

We enter into certain agreements that contain a variety of indemnification obligations, principally with our brokers and counterparties for interest rate swap contracts and repo borrowings. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend a lawsuit or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is not material to our unaudited consolidated financial statements. Accordingly, we recorded no liabilities for these agreements as of June 30, 2015 and December 31, 2014. In addition, as of June 30, 2015 and December 31, 2014, we had $1,732.7 million and $1,505.5 million of payable for securities purchased, respectively, a portion of which either will be or was financed through repo borrowings and/or FHLB Advances. A summary of our payable for securities purchased as of June 30, 2015 and December 31, 2014 is included in Financial Condition—Liabilities.

Off-Balance Sheet Arrangements
As of June 30, 2015 and December 31, 2014, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2015 and December 31, 2014, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or had any intent to provide funding to any such entities.
Liquidity and Capital Resources
Our primary sources of funds are repo borrowings, FHLBC Advances, equity offerings, asset sales and monthly principal and interest payments on our investment portfolio. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our balance sheet is significantly less important than the potential liquidity available under our borrowing arrangements. We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings, maintenance of any margin requirements and the payment of cash dividends as required for our continued qualification as a REIT. To qualify as a REIT, we must distribute annually at least 90% of our net taxable income. To the extent that we annually distribute all of our net taxable income in a timely manner, we will generally not be subject to federal and state income taxes. We currently expect to distribute all or substantially all of our taxable income in a timely manner so that we are not subject to federal and state income taxation. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital from operations.
As of June 30, 2015 and December 31, 2014, we had approximately $1,202.0 million and $1,319.7 million, respectively, in Agency RMBS, U.S. Treasuries, and cash available to satisfy future margin calls. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future. During the six months ended June 30, 2015, we maintained an average liquidity level of 61% and never less than 51% of stockholders' equity.
During the Second Quarter, we had average repo borrowings and FHLBC Advances outstanding of $11,610.1 million with an average cost of funds of 0.35%, and during the second quarter of 2014 we had average repo borrowings of $9,981.0 million with an average cost of funds of 0.30%. At June 30, 2015, repo borrowing financing was generally stable with interest rates between 0.25% and 0.48% for 30-90 day repo borrowings. At June 30, 2015, included in the FHLBC Advances were short-term FHLBC advances of $1,575.0 million, with a cost of funds of 0.16% and an average remaining term of 11 days, and long-term FHLBC advances of $75.0 million, with a cost of funds of 1.48% and a maturity of 2.9 years.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. As of June 30, 2015 and December 31, 2014, we had access to 48 and 45 counterparties respectively, subject to certain conditions, located throughout North America, Europe and Asia. In the six months ended June 30, 2015, we added three new counterparties and entered into repo borrowings and FHLBC Advances with these counterparties. The table below includes a summary of our repo borrowing and FHLBC Advance funding by number of repo borrowing/FHLBC Advance counterparties and counterparty region as of June 30, 2015 and December 31, 2014:

	June 30, 2015
Counterparty Region	Number of Counterparties	Percent of Borrowings and Advances
North America	21	60.7%
Europe	8	25.5%
Asia	5	13.8%
	34	100.0%

	December 31, 2014
Counterparty Region	Number of Counterparties	Percent of Borrowings and Advances
North America	18	51.9%
Europe	9	30.2%
Asia	5	17.9%
	32	100.0%
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
The credit arrangement pursuant to which CYS Insurance obtains FHLBC Advances (the "FHLBC Arrangement") involves observance by CYS Insurance of the rules of FHLBC membership, is subject to the FHLBC’s credit policy, and is governed by the terms and conditions of a blanket security agreement, and the consent and guaranty of the Company.  Under the FHLBC Arrangement, CYS Insurance is able to access short-and long-term FHLBC Advances much as we do repo borrowings with our other counterparties, with similar provisions, covenants, and collateral requirements, including valuation and additional pledges of collateral.  The FHLBC Arrangement requires CYS Insurance to transfer additional securities to the FHLBC in the event the value of the securities then held by the FHLBC falls below specified levels, and contains events of default in cases where we or the FHLBC breaches our respective obligations under the FHLBC Arrangement.  An event of default or termination event under the FHLBC Arrangement would give the FHLBC the option to terminate all FHLBC Advances existing with us and make any amount due by us to the FHLBC immediately payable.  In addition, in September

2014, the Federal Housing Financing Authority issued RIN 2590-AA39, Notice of Proposed Rulemaking and Request for Comments Involving Proposed Changes to Regulations Concerning Federal Home Loan Bank Membership Criteria (the "Proposed Rule"). The Proposed Rule, among other things, addresses membership terminations for captive insurance companies that became members of the FHLB system after publication of the Proposed Rule, which would include CYS Insurance. Under the Proposed Rule, CYS Insurance would be ineligible to continue as a member of the FHLBC as of the effective date of the final rule.  Under the FHLBC Arrangement, if the Proposed Rule is adopted as proposed, CYS Insurance would be required to immediately terminate such membership, and to promptly unwind any outstanding debt advances from the FHLBC.
We receive margin calls from our counterparties from time to time in the ordinary course of business similar to other entities in the specialty finance business. We receive two types of margin call from our counterparties. The first, known as a "factor call", is a margin call that occurs periodically and relates to the timing difference between the reduction of principal balances of our Agency RMBS, due to monthly principal payments on the underlying mortgages, and the receipt of the corresponding cash. The second type of margin call we may receive is a “valuation call”, which occurs due to market and interest rate movements. Both factor and valuation margin calls occur if the total value of our assets pledged as collateral to a counterparty drops beyond a threshold level, typically between $100,000 and $500,000 (although no such minimum applies under the FHLBC Arrangement). Both types of margin call require a dollar for dollar restoration of the margin shortfall. Similarly, we may initiate a margin call to a counterparty when the value of our assets pledged as collateral with the counterparty increases above the threshold level, thereby increasing our liquidity. All unrestricted cash plus any unpledged securities are available to satisfy margin calls.
Our collateral is generally valued on the basis of prices provided by recognized bond market sources agreed to by the parties. Inputs to the models used by pricing sources may include, but are not necessarily limited to, reported trades, executable bid and asked prices, broker quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. Our master agreements for repo borrowing transactions contain mostly standard provisions for the valuation of collateral. These agreements typically provide that both the repurchase seller (the borrower) and the repurchase buyer (the lender) value the collateral on a daily basis. Each party uses prices that it obtains from generally recognized pricing sources, or the most recent closing bid quotation from such a source. If the buyer, or the seller, as the case may be, determines that additional collateral is required, it may call for the delivery of such collateral. Under certain of our repurchase agreements, in limited circumstances, such as when a pricing source is not available, our lenders have the right to determine the value of the collateral we have provided to secure our repurchase borrowings. In instances where we have agreed to permit our lenders to make a determination of the value of such collateral, such lenders are expected to act reasonably and in good faith in making such valuation determinations.
An event of default or termination event under the standard master repurchase agreement would give our counterparty the option to terminate all repurchase transactions existing with us and make any amount due by us to the counterparty immediately payable.
During the six months ended June 30, 2015 and 2014, we recorded $1,034.7 million and $574.5 million of principal repayments, respectively, and received $161.7 million and $160.3 million of interest payments, respectively. We held cash of $49.9 million and $4.3 million at June 30, 2015 and December 31, 2014, respectively. For the six months ended June 30, 2015 and 2014, net cash provided by operating activities was $129.8 million and $100.6 million, respectively.
Our investment portfolio is comprised principally of highly liquid Agency RMBS guaranteed by Freddie Mac or Fannie Mae, and Ginnie Mae RMBS and U.S. Treasuries both backed by the full faith and credit of the U.S. government. We regularly monitor the creditworthiness of the U.S. government. While the U.S. government has had its credit rating downgraded in recent years by one of the credit rating agencies, it remains one of the most secure creditors in the world as of June 30, 2015. See Note 3, Investments in Securities.
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
From time to time we raise capital through sale and issuance of our capital stock. On May 23, 2014, we filed an automatically effective shelf registration statement on Form S-3 with the SEC. We may offer and sell, from time to time, shares of common stock, preferred stock and debt securities in one or more offerings pursuant to the prospectus that is a part of the registration statement. As of June 30, 2015, we had not issued any shares of common stock, preferred stock or debt securities under the prospectus.
Another vehicle to raise capital is our Direct Share Purchase Program ("DSPP"), through which stockholders may purchase additional shares of common stock by reinvesting some or all of the cash dividends received on shares of common stock. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. We did not issue any shares under the plan during the six months ended June 30, 2015 and 2014. As of June 30, 2015 and December 31, 2014, there were approximately 4.1 million shares available for issuance under the DSPP.
We also repurchase our capital stock from time to time. On November 15, 2012, the Company announced that its Board of Directors authorized the repurchase of shares of the Company’s common stock having an aggregate value of up to $250 million. Pursuant to this program, through July 20, 2014, the Company repurchased approximately $115.7 million in aggregate value of its shares of common stock on the open market. On July 21, 2014, the Company announced that its Board of Directors authorized the repurchase of shares of the Company's common stock having an aggregate value of up to $250 million, which included the approximately $134.3 million available for repurchase under the November 2012 authorization. Subsequently in 2014, we repurchased 172,549 shares for an aggregate of approximately $1.5 million. In the first two quarters of 2015, we repurchased 5,436,157 shares of the Company's common stock at a weighted-average purchase price of $8.93, for an aggregate of approximately $48.7 million. Accordingly, the Company had approximately $199.8 million authorized to repurchase shares of its common stock as of June 30, 2015.
Quantitative and Qualitative Disclosures about Short-Term Borrowings
The following table discloses quantitative data about our repo borrowings and short-term FHLBC advances during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Outstanding at period end	$11,690	$9,874	$11,690	$9,874
Weighted-average rate at period end	0.34%	0.30%	0.34%	0.30%
Average outstanding during period (1)	$11,573	$9,981	$11,342	$10,483
Weighted-average rate during period	0.35%	0.30%	0.35%	0.32%
Largest month end balance during period	$11,984	$10,095	$11,984	$11,771

_______________

(1)	Calculated based on the average month end balance of repurchase agreements and short-term FHLBC advances during the period.
The Company's borrowing rates remained largely unchanged during each of the three months ended June 30, 2015 and 2014 due to a generally stable borrowing environment. However, CYS Insurance now has access to advances from the FHLBC, which generally offers more attractive short- and long-term borrowing rates than the broader repo borrowing market. In each case our ability to borrow at lower rates from the FHLBC did not have a material impact on our unaudited consolidated statements of operations from an aggregate interest expense standpoint. From quarter to quarter, fluctuations occur in our repo borrowings and short-term FHLBC advances that are well correlated with the expansion and contraction of our investment portfolio. Though it varies by quarter, we currently require borrowings for approximately 85-90 percent of our investment portfolio
At June 30, 2015 and December 31, 2014, the Company had no repo borrowings or short-term FHLBC advances where the amount at risk with an individual counterparty exceeded 4.6% and 1.6% of stockholders' equity, respectively, nor any repo borrowings or short-term FHLBC advances with any counterparty that exceeded 10.3% and 3.9% of our total assets, respectively.

Inflation
Our assets and liabilities are sensitive to interest rate and other related factors to a greater degree than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with U.S. GAAP and our dividend distributions are determined by our Board of Directors based in part on our REIT taxable income as calculated according to the requirements of the Internal Revenue Code. In each case, our activities and balance sheet are measured with reference to fair value without considering inflation.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of June 30, 2015 and December 31, 2014, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do believe that risk can be quantified from historical experience, and actively managed, to earn sufficient compensation to justify taking risks and to maintain capital levels consistent with the risks we undertake. Our Board of Directors exercises oversight of risk management in many ways, including overseeing our senior management’s risk-related responsibilities and reviewing management and investment policies and performance against these policies and related benchmarks. See “Business—Risk Management” in our 2014 Annual Report for a further discussion of our risk management practices.

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
Effect on Net Interest Income.  We fund our investments in long-term Agency RMBS collateralized by ARMs, hybrid ARMs and fixed rate mortgage loans with short-term repo borrowings and FHLBC Advances. During periods of rising interest rates, the borrowing costs associated with those Agency RMBS tend to increase while the income earned on such Agency RMBS (during the fixed rate component of such securities) may remain substantially unchanged. This results in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses.
We are a party to the interest rate swap and cap contracts as of June 30, 2015 and December 31, 2014 described in detail under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in this Quarterly Report.
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
We assess our interest rate risk primarily by estimating the duration of our assets and the duration of our liabilities. Duration, in its simplest form, measures the market price volatility of financial instruments as interest rates change. We generally calculate duration using third-party financial models and empirical data. Different models and methodologies can produce different durations for the same securities.
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
Effect on Fair Value and Net Income
Another component of interest rate risk is the effect that changes in interest rates will have on the fair value of our assets and our net income exclusive of the effect on fair value. We face the risk that the fair value of our assets and net interest income will increase or decrease at different rates than that of our liabilities, including our hedging instruments.
We assess our interest rate risk primarily by estimating the duration of our assets and of our liabilities. Duration essentially measures the market price volatility of financial instruments as interest rates change. We generally calculate duration using third-party financial models and empirical data. Different models and methodologies can produce different durations for the same securities.
The following sensitivity analysis table estimates the impact of our interest rate-sensitive investments and repo borrowing liabilities on the fair value of our assets and our net income, exclusive of the effect of changes in fair value on our net income, at June 30, 2015 and December 31, 2014, assuming a static portfolio and that rates instantaneously fall 25, 50 and 75 bps and rise 25, 50 and 75 bps:
June 30, 2015

Change in Interest Rates	Projected Change in Our Net Income		Projected Change in the Fair Value of Our Assets (including hedging instruments)(1)	Projected Change in Stockholders' Equity
- 75 basis points	7.99%	(1)	0.82%	6.59%
- 50 basis points	6.39%	(1)	0.73%	5.83%
- 25 basis points	3.20%	(1)	0.46%	3.71%
No Change	—%		—%	—%
+ 25 basis points	(7.99)%		(0.56)%	(4.49)%
+ 50 basis points	(15.98)%		(1.20)%	(9.65)%
+ 75 basis points	(23.97)%		(1.91)%	(15.31)%

December 31, 2014

Change in Interest Rates	Projected Change in Our Net Income		Projected Change in the Fair Value of Our Assets (including hedging instruments)(1)	Projected Change in Stockholders' Equity
- 75 basis points	6.88%	(1)	0.13%	1.09%
- 50 basis points	5.50%	(1)	0.24%	1.91%
- 25 basis points	2.75%	(1)	0.22%	1.71%
No Change	—%		—%	—%
+ 25 basis points	(6.88)%		(0.31)%	(2.30)%
+ 50 basis points	(13.75)%		(0.73)%	(5.47)%
+ 75 basis points	(20.63)%		(1.22)%	(9.10)%
_____________

*	Analytics provided by The Yield Book® Software.

(1)
Given the low level of interest rates at June 30, 2015 and December 31, 2014, we reduced 3-month LIBOR by 10, 20 and 25 bps and our repo borrowing rates by 10, 20 and 25 bps for the down 25, 50 and 75 bps net income scenarios, respectively. All other interest rate sensitive instruments were calculated in accordance with the table.

While the tables above reflect the estimated immediate impact of interest rate increases and decreases on a static portfolio, we rebalance our portfolio from time to time either to take advantage or minimize the impact of changes in interest rates. Generally, our interest rate swaps reset in the quarter following rate changes. It is important to note that the impact of changing interest rates on fair value and net income can change significantly when interest rates change beyond 75 bps from current levels. Therefore, the volatility in the fair value of our assets could increase significantly when interest rates change beyond 75 bps. In addition, other factors impact the fair value of and net income from our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, when actual interest rates change, the change in the fair value of our assets and our net income will likely differ from that shown above, and such difference may be material and adverse for our stockholders.
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
We seek to manage our liquidity risks by monitoring our liquidity position on a daily basis and maintaining a prudent level of leverage, which we currently consider to be between five and ten times the amount of stockholders' equity in our overall portfolio, based on current market conditions and various other factors, including the health of the financial institutions that lend to us under our repurchase agreements and the presence of special liquidity programs provided by domestic and foreign central banks, and by the FHLBC.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
There have been no changes in our internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. Other Information
Item 1. Legal Proceedings
The Company is not currently subject to any material legal proceedings.
Item 1A. Risk Factors
There were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in our 2014 Annual Report, and our Form 10-Q for the three months ended March 31, 2015. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

The following table summarizes the Company's purchases of shares of its common stock during the six months ended June 30, 2015 (dollars in thousands except per share amounts):

Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share [1]	Dollar Value of Shares That May Yet Be Purchased [1]
January 1, 2015 - January 31, 2015	—	$—	$248,465
February 1, 2015 - February 28, 2015	2,379,352	8.90	227,230
March 1, 2015 - March 31, 2015	1,770,219	9.02	211,233
April 1, 2015 - April 30, 2015	391,467	8.93	207,729
May 1, 2015 - May 31, 2015	895,119	8.84	199,796
June 1, 2015 - June 30, 2015	—	—	199,796
Total	5,436,157	$8.93
____________
1  The Company repurchased shares of its common stock in open-market transactions pursuant to its share repurchase program, authorized by its Board of Directors and publicly announced on July 21, 2014. Pursuant to this authority, the Company may repurchase shares of its common stock up to $250 million in aggregate value. Between July 21, 2014 and December 31, 2014, the Company repurchased approximately $1.5 million in aggregate value of its common stock. As of June 30, 2015, the Company still had approximately $199.8 million remaining authorized to repurchase shares of its common stock.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits

(a)	Exhibits.

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Amendment and Restatement of CYS Investments, Inc.

3.2(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.3(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.4(3)	Articles of Amendment to the Articles of Amendment and Restatement

3.5(4)	Articles Supplementary of 7.75% Series A Cumulative Redeemable Preferred Stock

3.6(5)	Articles Supplementary of 7.50% Series B Cumulative Redeemable Preferred Stock

3.7(6)	Amended and Restated Bylaws of CYS Investments, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 101.INS XBRL	Instance Document (7)

Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document (7)

Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (7)

Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (7)

Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document (7)

Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (7)
_________________
*    Filed herewith.
**    Furnished herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File No. 333-142236).

(2)	Incorporated by reference from the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 10, 2010.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2011.

(4)	Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2012.

(5)	Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2013.

(6)	Incorporated by reference from the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 10, 2012.

(7)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2015 (Unaudited) and December 31, 2014 (Derived from the audited balance sheet at December 31, 2014); (ii) Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2015 and 2014; (iii) Consolidated Statement of Changes in Stockholders' Equity (Unaudited) for the six months ended June 30, 2015; (iv) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2015 and 2014; and (v) Consolidated Notes to Financial Statements (Unaudited) for the three and six months ended June 30, 2015 and 2014.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYS INVESTMENTS, INC.

Dated: July 23, 2015	BY: /s/ FRANCES R. SPARK
Frances R. Spark
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Articles of Amendment and Restatement of CYS Investments, Inc.

3.2(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.3(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.4(3)	Articles of Amendment to the Articles of Amendment and Restatement

3.5(4)	Articles Supplementary of 7.75% Series A Cumulative Redeemable Preferred Stock

3.6(5)	Articles Supplementary of 7.50% Series B Cumulative Redeemable Preferred Stock

3.7(6)	Amended and Restated Bylaws of CYS Investments, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 101.INS XBRL	Instance Document (7)

Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document (7)

Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (7)

Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (7)

Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document (7)

Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (7)
__________________
 *     Filed herewith.
**    Furnished herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File No. 333-142236).

(2)	Incorporated by reference from the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 10, 2010.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2011.

(4)	Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2012.

(5)	Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2013.

(6)	Incorporated by reference from the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 10, 2012.

(7)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2015 (Unaudited) and December 31, 2014 (derived from the audited balance sheet at December 31, 2014); (ii) Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2015 and 2014; (iii) Consolidated Statement of Changes in Stockholders' Equity (Unaudited) for the six months ended June 30, 2015; (iv) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2015 and 2014; and (v) Consolidated Notes to Financial Statements (Unaudited) for the three and six months ended June 30, 2015 and 2014.