Form 10-Q
period 2015-09-30
CYS Investments, Inc.
filed 2015-10-23
CIK 1396446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
__________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	October 23, 2015
Common Stock ($0.01 par value)	154,803,424

PART I. Financial Information
Item 1.         Financial Statements
CYS INVESTMENTS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except per share numbers)	September 30, 2015	December 31, 2014*
Assets:
Investments in securities, at fair value (including pledged assets of $11,970,020 and $11,908,922, respectively)	$13,777,299	$14,601,507
Other investments	50,028	8,025
Derivative assets, at fair value	53,995	148,284
Cash	28,622	4,323
Receivable for securities sold and principal repayments	247,207	83,643
Interest receivable	36,518	37,894
Receivable for cash pledged as collateral	71,655	11,104
Other assets	1,250	1,083
Total assets	$14,266,574	$14,895,863
Liabilities and stockholders' equity:
Liabilities:
Repurchase agreements	$9,252,681	$11,289,559
Short-term FHLBC advances	1,675,000	—
Long-term FHLBC advances, at fair value	425,737	—
Derivative liabilities, at fair value	65,317	16,007
Payable for securities purchased	980,615	1,505,481
Payable for cash received as collateral	38,641	72,771
Distribution payable	44,659	4,410
Accrued interest payable	18,453	27,208
Accrued expenses and other liabilities	5,647	5,259
Total liabilities	$12,506,750	$12,920,695
Stockholders' equity:
Preferred Stock, $25.00 par value, 50,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock, (3,000 shares issued and outstanding, respectively, $75,000 in aggregate liquidation preference)	$72,369	$72,369
7.50% Series B Cumulative Redeemable Preferred Stock, (8,000 shares issued and outstanding, respectively, $200,000 in aggregate liquidation preference)	193,531	193,531
Common Stock, $0.01 par value, 500,000 shares authorized (154,781 and 161,850 shares issued and outstanding, respectively)	1,548	1,618
Additional paid in capital	1,987,501	2,049,152
Accumulated deficit	(495,125)	(341,502)
Total stockholders' equity	$1,759,824	$1,975,168
Total liabilities and stockholders' equity	$14,266,574	$14,895,863
__________________
*    Derived from audited financial statements.
See Notes to unaudited consolidated financial statements.

CYS INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share numbers)	2015	2014	2015	2014
Interest income:
Interest income from Agency RMBS	$83,816	$74,052	$243,455	$219,658
Other interest income	166	3,080	1,909	13,819
Total interest income	83,982	77,132	245,364	233,477
Interest expense:
Repurchase agreement and short-term FHLBC advances interest expense	10,893	7,657	30,692	24,669
Long-term FHLBC advances interest expense	1,368	—	1,473	—
Swap and cap interest expense	24,681	25,789	77,141	64,162
Total interest expense	36,942	33,446	109,306	88,831
Net interest income	47,040	43,686	136,058	144,646
Other income (loss):
Net realized gain (loss) on investments	(10,332)	40,470	17,356	90,258
Net unrealized gain (loss) on investments	106,154	(112,085)	4,944	134,628
Net realized gain (loss) on termination of swap and cap contracts	(11,576)	—	(16,444)	(15,327)
Net unrealized gain (loss) on swap and cap contracts	(89,021)	58,909	(130,474)	(22,512)
Net unrealized gain (loss) on long-term FHLBC advances	(726)	—	(737)	—
Other income	300	50	458	219
Total other income (loss)	(5,201)	(12,656)	(124,897)	187,266
Expenses:
Compensation and benefits	3,655	3,767	10,921	11,108
General, administrative and other	2,157	2,278	6,653	6,751
Total expenses	5,812	6,045	17,574	17,859
Net income (loss)	$36,027	$24,985	$(6,413)	$314,053
Dividends on preferred stock	(5,203)	(5,203)	(15,609)	(15,609)
Net income (loss) available to common stockholders	$30,824	$19,782	$(22,022)	$298,444
Net income (loss) per common share basic & diluted	$0.20	$0.12	$(0.15)	$1.84
Dividends declared per common share	$0.26	$0.30	$0.84	$0.94
____________

See Notes to unaudited consolidated financial statements.

CYS INVESTMENTS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Cumulative Redeemable Preferred Stock
(in thousands)	Series A	Series B	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2014	$72,369	$193,531	$1,618	$2,049,152	$(341,502)	$1,975,168
Net income (loss)	—	—	—	—	(6,413)	(6,413)
Issuance of common stock	—	—	5	(5)	—	—
Amortization of share-based compensation	—	—	—	3,069	—	3,069
Repurchase and cancellation of common stock	—	—	(75)	(64,715)	—	(64,790)
Preferred dividends	—	—	—	—	(15,609)	(15,609)
Common dividends	—	—	—	—	(131,601)	(131,601)
Balance, September 30, 2015	$72,369	$193,531	$1,548	$1,987,501	$(495,125)	$1,759,824
__________________

See Notes to unaudited consolidated financial statements.

CYS INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income (loss)	$(6,413)	$314,053
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of share-based compensation	3,069	3,405
Amortization of premiums and discounts on investment securities	71,875	36,084
Amortization of premiums on interest rate cap contracts	13,125	15,853
Net realized (gain) loss on investments	(17,356)	(90,258)
Net realized (gain) loss on termination of cap contracts	—	(6,563)
Net unrealized (gain) loss on investments	(4,944)	(134,628)
Net unrealized (gain) loss on swap and cap contracts	130,474	22,512
Net unrealized (gain) loss on long-term FHLBC advances	737	—
Change in assets and liabilities:
Interest receivable	1,376	573
Other assets	(167)	(80)
Accrued interest payable	(8,755)	4,260
Accrued expenses and other liabilities	388	891
Net cash provided by operating activities	183,409	166,102
Cash flows from investing activities:
Purchase of investment securities	(16,938,997)	(25,140,605)
Purchase of other investments	(42,003)	—
Proceeds from disposition of investment securities	16,205,227	23,765,066
Proceeds from termination of interest rate cap contracts	—	34,225
Proceeds from paydowns of investment securities	1,508,403	949,132
Change in assets and liabilities:
Receivable for securities sold and principal repayments	(163,564)	214,655
Payable for securities purchased	(524,866)	962,181
Receivable for cash pledged as collateral	(60,551)	—
Payable for cash received as collateral	(34,130)	(21,726)
Net cash provided by (used in) investing activities	(50,481)	762,928
Cash flows from financing activities:
Proceeds from repurchase agreements	70,980,648	61,394,222
Repayments of repurchase agreements	(73,017,526)	(62,198,084)
Proceeds from short-term FHLBC advances	22,660,000	—
Repayments of short-term FHLBC advances	(20,985,000)	—
Proceeds from long-term FHLBC advances	425,000	—
Net payments from repurchase of common stock	(64,790)	(486)
Distributions paid	(106,961)	(119,304)
Net cash used in financing activities	(108,629)	(923,652)
Net increase in cash	24,299	5,378
Cash - Beginning of period	4,323	4,992
Cash - End of period	$28,622	$10,370
Supplemental disclosures of cash flow information:
Interest paid	$101,153	$68,719
Supplemental disclosures of non-cash flow information:
Distributions declared, not yet paid	$44,659	$53,008
__________________
See Notes to unaudited consolidated financial statements.

CYS INVESTMENTS, INC.
NOTES TO CONDOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015
These footnotes to our accompanying financial statements in this interim report should be read in conjunction with the footnotes to our Annual Report on Form 10-K, filed with the SEC on February 17, 2015 (the "2014 Annual Report").
1. ORGANIZATION
CYS Investments, Inc. (the "Company" "we", "us", and "our") was formed as a Maryland corporation on January 3, 2006, and commenced operations on February 10, 2006. The Company has elected to be taxed and intends to continue to qualify as a real estate investment trust ("REIT") and is required to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), with respect thereto. The Company has primarily purchased residential mortgage-backed securities that are issued and the principal and interest of which are guaranteed by a federally chartered corporation ("Agency RMBS"), such as the Federal National Mortgage Association ("Fannie Mae") or the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or an agency of the U.S. government such as the Government National Mortgage Association ("Ginnie Mae"), and debt securities issued by the United States Department of Treasury ("U.S. Treasuries"). The Company may also purchase collateralized mortgage obligations issued by a government agency or government-sponsored entity that are collateralized by Agency RMBS ("CMOs"), or securities issued by a government sponsored entity that are not backed by collateral but, in the case of government agencies, are backed by the full faith and credit of the U.S. government, and, in the case of government sponsored entities, are backed by the integrity and creditworthiness of the issuer ("U.S. Agency Debentures").
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

Along with the FHLBC stock, the Company has also decided to record its investment in a real estate asset as "Other investments" and, accordingly, prior period balances have been reclassified to conform to the current period presentation. Fair values of long-lived assets, including real estate, are primarily derived internally, and are based on inputs observed from sales transactions of similar assets. For real estate, fair values are also based on comparable contemporaneous sales transactions and/or discounted cash flow estimates which reflect current and projected lease profiles and available industry information about capitalization rates and expected trends in rents and occupancy.
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
The Company's interest rate swap and cap contracts may be subject to a master netting arrangement ("MNA"). The Company is exposed to credit loss in the event of non-performance by the counterparty to the swap or cap limited to the fair value of collateral posted in excess of the fair value of the contract in a net liability position and the shortage of the fair value of collateral posted for the contract in a net asset position. As of September 30, 2015 and December 31, 2014, the Company did not anticipate non-performance by any counterparty. Should interest rates move unexpectedly, the Company may not achieve the anticipated benefits of the interest rate swap or cap and may realize a loss.

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

3. INVESTMENTS IN SECURITIES
The available-for-sale portfolio consisted of the following as of September 30, 2015 and December 31, 2014 (in thousands):

September 30, 2015
Asset Type	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Fannie Mae Certificates
Fixed Rate	$12,234,071	$(7,776)	$156,837	$12,383,132
ARMs	274,318	(232)	3,183	277,269
Total Fannie Mae	12,508,389	(8,008)	160,020	12,660,401
Freddie Mac Certificates
Fixed Rate	957,315	(449)	19,459	976,325
ARMs	63,841	(274)	995	64,562
Total Freddie Mac	1,021,156	(723)	20,454	1,040,887
Ginnie Mae Certificates - ARMs	49,609	—	1,136	50,745
U.S. Treasuries	24,941	—	325	25,266
Total	$13,604,095	$(8,731)	$181,935	$13,777,299

December 31, 2014
Fannie Mae Certificates
Fixed Rate	$11,356,717	$(2,984)	$158,570	$11,512,303
ARMs	1,282,065	(13,144)	4,449	1,273,370
Total Fannie Mae	12,638,782	(16,128)	163,019	12,785,673
Freddie Mac Certificates
Fixed Rate	1,183,764	—	25,769	1,209,533
ARMs	394,726	(6,753)	1,144	389,117
Total Freddie Mac	1,578,490	(6,753)	26,913	1,598,650
Ginnie Mae Certificates - ARMs	66,390	—	1,743	68,133
U.S. Treasuries	149,585	(534)	—	149,051
Total	$14,433,247	$(23,415)	$191,675	$14,601,507
The following table presents the gross unrealized loss and fair values of our available-for-sale Agency RMBS by length of time that such securities have been in a continuous unrealized loss position as of September 30, 2015 and December 31, 2014 (in thousands):

	Unrealized loss positions for
	Less than 12 Months		Greater than 12 months		Total
As of	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
September 30, 2015	$2,333,038	$(8,267)	$90,991	$(464)	$2,424,029	$(8,731)
December 31, 2014	259,291	(577)	1,494,884	(22,838)	1,754,175	(23,415)

The following table summarizes our net realized gain (loss) from the sale of available-for-sale investments for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Available-for-sale investments, at cost	$2,849,207	$9,523,312	$16,187,871	$23,674,808
Proceeds from available-for-sale investments sold	2,838,875	9,563,782	16,205,227	23,765,066
Net gain (loss) on sale of available-for-sale investments	$(10,332)	$40,470	17,356	90,258

Gross gain on sale of available-for-sale investments	$18,210	$48,439	80,592	140,076
Gross (loss) on sale of available-for-sale investments	(28,542)	(7,969)	(63,236)	(49,818)
Net gain (loss) on sale of available-for-sale investments	$(10,332)	$40,470	$17,356	$90,258
The components of the carrying value of available-for-sale securities at September 30, 2015 and December 31, 2014 are presented below. A premium purchase price is due to the average coupon interest rates on these investments being higher than prevailing market rates; similarly, a discount purchase price is due to the average coupon interest rate on these investments being lower than prevailing market rates.

(in thousands)	September 30, 2015	December 31, 2014
Principal balance	$13,088,818	$13,880,953
Unamortized premium	515,464	552,869
Unamortized discount	(187)	(575)
Gross unrealized gains	181,935	191,675
Gross unrealized losses	(8,731)	(23,415)
Fair value	$13,777,299	$14,601,507
The weighted-average coupon interest rate on the Company's Debt Securities as of September 30, 2015 and December 31, 2014 was 3.44% and 3.39%, respectively. Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), because they are affected by the contractual lives of the underlying mortgages, periodic payments and principal prepayments.
As of September 30, 2015 and December 31, 2014, the range of final contractual maturity of the Company’s Agency RMBS portfolio was between 2024 and 2045 and the final maturity of the Company's U.S. Treasuries was 2019.
Credit Risk
The Company believes it has minimal exposure to credit losses on its investment securities assets at September 30, 2015 and December 31, 2014 because it owns principally Debt Securities. Principal and interest payments on Agency RMBS are guaranteed by Freddie Mac and Fannie Mae, while principal and interest payments on Ginnie Mae RMBS and U.S. Treasuries are backed by the full faith and credit of the U.S. government.
In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. On August 5, 2011, Standard & Poor’s ("S&P") downgraded the U.S. government’s credit rating for the first time to AA+. Fitch Ratings Inc. ("Fitch") announced on October 15, 2013 that it had placed the U.S. government's credit rating on "negative watch". This was changed to "stable" on March 21, 2014. As of September 30, 2015, S&P maintains a AA+ rating, while Fitch and Moody's rate the U.S. government AAA and Aaa, respectively. Because Fannie Mae and Freddie Mac remain under U.S. government conservatorship, the implied credit ratings of Agency RMBS are similarly rated. While the conservatorship, ratings downgrade and ratings watch appear not to have had a significant impact on the fair value of the Agency RMBS or U.S. Treasuries in the Company’s portfolio, these developments increase the uncertainty regarding the credit risk of Debt Securities.

4. INVESTMENTS IN INTEREST RATE SWAP AND CAP CONTRACTS
The Company enters into interest rate swap and cap contracts with the intent of managing our interest rate exposure. The Company had the following activity in interest rate swap and cap transactions during the three and nine months ended September 30, 2015 and 2014 (in thousands):

Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
Trade Date	Transaction	Notional	Trade Date	Transaction	Notional
January 2015	Terminated	$(400,000)	February 2014	Terminated	$(500,000)
January 2015	Opened	500,000	April 2014	Terminated	$(1,100,000)
April 2015	Terminated	$(400,000)	April 2014	Opened	$500,000
July 2015	Terminated	$(500,000)	May 2014	Terminated	$(300,000)
July 2015	Opened	$750,000	May 2014	Opened	$300,000
August 2015	Terminated	$(500,000)	June 2014	Terminated	$(550,000)
August 2015	Opened	$500,000	June 2014	Opened	$1,200,000
September 2015	Terminated	$(1,500,000)	July 2014	Opened	$400,000
September 2015	Opened	$1,400,000	Net Decrease		$(50,000)
Net Decrease		$(150,000)
As of September 30, 2015 and December 31, 2014, the Company had pledged Debt Securities with a fair value of $93.5 million and $60.9 million, respectively, as collateral on interest rate swap and cap contracts. As of September 30, 2015 and December 31, 2014, the Company had pledged cash of $71.7 million and $11.1 million, respectively, as collateral on interest rate swap and cap contracts. As of September 30, 2015, the Company had Debt Securities of $14.3 million and cash of $36.8 million pledged to it as collateral for its interest rate swap and cap contracts. As of December 31, 2014, the Company had Debt Securities of $47.2 million and cash of $72.0 million pledged to it as collateral for its interest rate swap and cap contracts. See Note 8, Pledged Assets. Below is a summary of our interest rate swap and cap contracts open as of September 30, 2015 and December 31, 2014 (in thousands):

Derivatives not designated as hedging instruments under ASC 815
Interest Rate Swap Contracts	Notional	Fair Value	Consolidated Balance Sheets
September 30, 2015	$6,500,000	$(65,317)	Derivative liabilities, at fair value
September 30, 2015	1,000,000	192	Derivative assets, at fair value
December 31, 2014	2,600,000	(16,007)	Derivative liabilities, at fair value
December 31, 2014	5,050,000	40,611	Derivative assets, at fair value

Interest Rate Cap Contracts	Notional	Fair Value	Consolidated Balance Sheets
September 30, 2015	$2,500,000	$53,803	Derivative assets, at fair value
December 31, 2014	2,500,000	107,673	Derivative assets, at fair value

The following table presents information about the net interest expense and net realized and unrealized gain (loss) on swap and cap contracts for the three and nine months ended September 30, 2015 and 2014 on the Company's interest rate swap and cap contracts not designated as hedging instruments under ASC 815 (in thousands):

		Amount Recognized in Net Income (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Type	Location of Interest Expense and Gain or (Loss) Recognized in Net Income (Loss)	2015	2014	2015	2014
Interest rate swaps and caps	Swap and cap interest expense	$(24,681)	$(25,789)	$(77,141)	$(64,162)
Interest rate swaps and caps	Net realized gain (loss) on termination of swap and cap contracts	(11,576)	—	(16,444)	(15,327)
Interest rate swaps and caps	Net unrealized gain (loss) on swap and cap contracts	(89,021)	58,909	(130,474)	(22,512)
Interest rate swaps and caps	Total gain (loss) recognized in income on derivatives	$(125,278)	$33,120	$(224,059)	$(102,001)

The swap and cap notional was $10,000.0 million at September 30, 2015 compared to $10,150.0 million at December 31, 2014, and as a percentage of our repo borrowings and FHLB Advances was 88.1% at September 30, 2015 compared to 89.9% at December 31, 2014. We had no FHLBC Advances at December 31, 2014.
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

(in thousands)	September 30, 2015	December 31, 2014
Outstanding repurchase agreements	$9,252,681	$11,289,559
Outstanding short-term FHLBC advances	$1,675,000	$—
Interest accrued thereon	$2,887	$5,334
Weighted-average borrowing rate	0.44%	0.35%
Weighted-average remaining maturity (in days)	24.9	28.2
Fair value of the collateral(1)	$11,387,667	$11,842,427
 __________________

(1)	Collateral for repo borrowings and short-term FHLBC advances consists of Agency RMBS and U.S. Treasuries.
The following table presents information about collateral supporting repo borrowings and short-term FHLBC advances as of September 30, 2015 and December 31, 2014 (in thousands):

Collateral for repurchase agreements and short-term FHLBC advances	Remaining contractual maturity of the repurchase agreements and short-term FHLB advances
September 30, 2015	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
Agency RMBS	$—	$7,810,118	$3,067,563	$50,000	$10,927,681
U.S. Treasuries	—	—	—	—	—
Total	$—	$7,810,118	$3,067,563	$50,000	$10,927,681

December 31, 2014
Agency RMBS	$—	$7,574,906	$3,425,831	$140,742	$11,141,479
U.S. Treasuries	—	148,080	—	—	148,080
Total	$—	$7,722,986	$3,425,831	$140,742	$11,289,559
At September 30, 2015 and December 31, 2014, our amount at risk with any individual counterparty related to our repo borrowings or short-term FHLBC advances was less than 1.9% and 1.6% of stockholders' equity, respectively, and our repo borrowings or short-term FHLBC advances with any individual counterparty were less than 11.7% and 3.9% of our total assets, respectively. The amount at risk is defined as the excess of the fair value of the securities, including accrued interest, and cash, pledged to secure the repurchase agreement, over the amount of the repurchase agreement liability adjusted for accrued interest. At December 31, 2014, the Company had no short-term FHLBC advances.
The FHLBC requires that CYS Insurance purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding FHLBC Advances. As of September 30, 2015, CYS Insurance held $42.0 million in FHLBC stock that is included in "Other investments" on our unaudited consolidated balance sheets.
6. LONG-TERM FHLBC ADVANCES
Pursuant to the FHLBC terms and conditions of membership and applicable credit policies, CYS Insurance may obtain long-term advances, secured by eligible collateral, including, but not limited to, residential mortgage-backed securities. During the three months ended September 30, 2015, CYS Insurance secured $350.0 million in long-term FHLBC advances, and at September 30, 2015, we had $425.7 million in long-term FHLBC advances at fair value and $0.5 million in accrued interest expense thereon on our unaudited consolidated balance sheet. The long-term FHLBC advances had an original term of three years, carry a weighted average interest rate of 1.48%, have a maturity of 2.8 years years at September 30, 2015, and are callable after the one-year anniversary of the advance and thereafter every six months. At December 31, 2014, the Company had no long-term FHLBC advances.

7. COMMITMENTS AND CONTINGENCIES
The Company enters into certain agreements that contain a variety of indemnifications, principally with broker dealers. As of September 30, 2015 and December 31, 2014, no claims have been asserted under these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2015 and December 31, 2014.
The Company currently occupies leased office space for which the term expires on June 30, 2016. In September 2015, the Company entered into a new lease agreement with an estimated commencement date of January 1, 2016, and an estimated rent commencement date of July 1, 2016. The term of this lease expires 84 months after the rent commencement date. Both leases have been classified as operating leases. The Company’s aggregate future minimum lease payments total approximately $2.8 million.  The following table details the lease payments (in thousands):

Years Ending December 31,	Lease Commitments
2015 (remaining)	$66
2016	305
2017	353
2018	363
2019	373
Later years	1,381
$2,841
8. PLEDGED ASSETS
Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our repo borrowings, FHLBC Advances, and derivative agreements by type, including securities pledged related to securities purchased or sold but not yet settled, as of September 30, 2015 and December 31, 2014 (in thousands):

September 30, 2015
Assets Pledged to Counterparties	Repurchase Agreements and FHLBC Advances	Derivative Instruments	Forward Settling Trades (TBAs)	Total
Agency RMBS - fair value	$11,875,856	$58,507	$675	$11,935,038
U.S. Treasuries - fair value	—	34,982	—	34,982
Accrued interest on pledged securities	32,229	298	2	32,529
Cash	—	71,655	—	71,655
Total	$11,908,085	$165,442	$677	$12,074,204

December 31, 2014
Assets Pledged to Counterparties	Repurchase Agreements(1)	Derivative Instruments	Forward Settling Trades (TBAs)	Total
Agency RMBS - fair value	$11,697,532	$42,894	$1,453	$11,741,879
U.S. Treasuries - fair value	149,051	17,992	—	167,043
Accrued interest on pledged securities	31,475	168	3	31,646
Cash	—	11,104	—	11,104
Total	$11,878,058	$72,158	$1,456	$11,951,672
 __________________

(1)	At December 31, 2014, the Company had no FHLBC Advances.

Assets Pledged from Counterparties
If the estimated fair value of our investment securities pledged as collateral increases due to changes in interest rates or other factors, we may require counterparties to release collateral back to us, which may be in the form of identical securities, similar securities, or cash. As of September 30, 2015 and December 31, 2014, we had assets pledged to us as collateral under our repurchase, derivative agreements and TBAs as summarized in the tables below (in thousands):

September 30, 2015
Assets Pledged to CYS	Repurchase Agreements	Derivative Instruments	Forward Settling Trades (TBAs)	Total
Agency RMBS - fair value	$19,581	$2,500	$—	$22,081
U.S. Treasuries - fair value	14,987	11,788	—	26,775
Accrued interest on pledged securities	109	38	—	147
Cash	—	36,826	1,815	38,641
Total	$34,677	$51,152	$1,815	$87,644

December 31, 2014
Assets Pledged to CYS	Repurchase Agreements	Derivative Instruments	Forward Settling Trades (TBAs)	Total
Agency RMBS - fair value	$3,464	$22,112	$3,225	$28,801
U.S. Treasuries - fair value	692	25,115	—	25,807
Accrued interest on pledged securities	13	142	9	164
Cash	—	71,980	791	72,771
Total	$4,169	$119,349	$4,025	$127,543
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
Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of set-off under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. Under U.S. GAAP, if the Company has a valid right of set-off, it may offset the related asset and liability and report the net amount. However, the Company reports amounts subject to its Master Repurchase Agreements ("MRAs") and International Standard Derivative Association ("ISDA") Agreements in the unaudited consolidated balance sheets on a gross basis without regard to such rights of offset.

At September 30, 2015 and December 31, 2014, the Company's derivative assets and liabilities (by type) are as follows (in thousands):

September 30, 2015	Assets	Liabilities
Interest rate swap contracts	$192	$65,317
Interest rate cap contracts	53,803	—
Total derivative assets and liabilities in the unaudited consolidated balance sheets	53,995	65,317
Derivatives not subject to an MNA	192	59,086
Total assets and liabilities subject to an MNA	$53,803	$6,231

December 31, 2014	Assets	Liabilities
Interest rate swap contracts	$40,611	$16,007
Interest rate cap contracts	107,673	—
Total derivative assets and liabilities in the unaudited consolidated balance sheets	148,284	16,007
Derivatives not subject to an MNA	7,008	11,579
Total assets and liabilities subject to an MNA	$141,276	$4,428
Below are summaries of the Company's assets and liabilities subject to offsetting provisions (in thousands):

Assets			Gross Amounts Not Offset in the Unaudited Consolidated Balance Sheets
As of	Description	Amount of Assets Presented in the Unaudited Consolidated Balance Sheets	Instruments Available for Offset	Collateral Received(1)	Net Amount(2)
September 30, 2015	Derivative assets	$53,803	$2,734	$38,589	$12,480
December 31, 2014	Derivative assets	141,276	4,341	117,991	18,944

Liabilities			Gross Amounts Not Offset in the Unaudited Consolidated Balance Sheets
As of	Description	Amount of Liabilities Presented in the Unaudited Consolidated Balance Sheets	Instruments Available for Offset	Collateral Pledged(1)	Net Amount(2)
September 30, 2015	Derivative liabilities	$6,231	$2,734	$3,497	$—
September 30, 2015	Repurchase agreements and FHLBC Advances	11,353,418	—	11,353,418	—
December 31, 2014	Derivative liabilities	$4,428	$4,341	$87	$—
December 31, 2014	Repurchase agreements(3)	11,289,559	—	11,289,559	—
______________

(1)	Collateral consists of Agency RMBS, U.S. Treasuries and Cash. Excess collateral pledged is not shown for financial reporting purposes.

(2)	Net amount represents the net amount receivable (in the case of assets) and payable (in the case of liabilities) to the counterparty in the event of default.

(3)	We had no FHLBC Advances at December 31, 2014.

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
"Other investments" is comprised of our investment in FHLBC stock and our investment in a real estate asset, both Level 3 assets to which we apply valuation techniques and/or impairment analysis periodically. We record the FHLBC stock at cost and evaluate it periodically for impairment. We derive the fair value of the real estate asset internally, and base this value on inputs observed from sales transactions and/or on discounted cash flow models. The significant unobservable inputs used in the fair value measurement are capitalization rates, which the Company estimates to be between 3% and 6% at September 30, 2015 and December 31, 2014, and comparable sales transactions. We also rely on available industry information about expected trends in rents and occupancy. A discussion of the method of fair valuing these assets is included in Note 2, Significant Accounting Policies—Investments in Securities—Investment Valuation.
Long-term FHLBC advances consists of amounts borrowed from the FHLBC for a term exceeding one year that are secured by Agency RMBS. We have made a fair value election pursuant to ASC 825—Financial Instruments with respect to this debt.

The following tables provide a summary of the Company’s assets and liabilities that are measured at fair value on a recurring or non-recurring basis, as of September 30, 2015 and December 31, 2014 (in thousands):

September 30, 2015	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Agency RMBS	$—	$13,752,033	$—	$13,752,033
U.S. Treasuries	25,266	—	—	25,266
Other investments	—	—	50,028	50,028
Derivative assets	—	53,995	—	53,995
Total	$25,266	$13,806,028	$50,028	$13,881,322
Liabilities
Long-term FHLBC advances	—	425,737	—	425,737
Derivative liabilities	—	65,317	—	65,317
Total	$—	$491,054	$—	$491,054

December 31, 2014	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Agency RMBS	$—	$14,452,456	$—	$14,452,456
U.S. Treasuries	149,051	—	—	149,051
Other investments	—	—	8,025	8,025
Derivative assets	—	148,284	—	148,284
Total	$149,051	$14,600,740	$8,025	$14,757,816
Liabilities
Derivative liabilities	$—	$16,007	$—	$16,007
The table below presents a reconciliation of changes in "Other investments" classified as Level 3 assets and measured for fair value on a recurring basis in the Company’s unaudited consolidated financial statements for the three and nine months ended September 30, 2015 and 2014.

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
 __________________

(1)
FHLBC stock of approximately $42.0 million is excluded from the table above as the Company accounts for its investment in FHLBC stock as a cost method investment and periodically evaluates FHLBC stock for impairment.

10. SHARE CAPITAL
The Company has authorized 500,000,000 shares of common stock having par value of $0.01 per share. As of September 30, 2015 and December 31, 2014, the Company had issued and outstanding 154,780,664 and 161,849,878 shares of common stock, respectively.
The Company has authorized 50,000,000 shares of preferred stock having a par value of $0.01 per share. As of September 30, 2015 and December 31, 2014, 3,000,000 shares of 7.75% Series A Preferred Stock ($25.00 liquidation preference) were issued and outstanding. As of September 30, 2015 and December 31, 2014, 8,000,000 shares of 7.50% Series B Preferred Stock ($25.00 liquidation preference) were issued and outstanding. The Series A Preferred Stock and Series B Preferred Stock is not redeemable before August 3, 2017 and April 30, 2018, respectively, except under circumstances where it is necessary to preserve the Company's qualification as a REIT, for federal income tax purposes, or the occurrence of a change of control. On or after August 3, 2017 and April 30, 2018, the Company may, at its option, redeem any or all of the shares of the Series A Preferred Stock and Series B Preferred Stock, respectively, at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the respective redemption date. The Series A Preferred Stock and Series B Preferred Stock have no stated maturity, and are not subject to a sinking fund requirement or mandatory redemption.
Equity Offerings
On May 23, 2014, the Company filed an automatically effective shelf registration statement on Form S-3 with the SEC. The Company may offer and sell, from time to time, shares of common stock, preferred stock and debt securities in one or more offerings pursuant to the prospectus that is a part of the registration statement. As of September 30, 2015, the Company had not issued any shares of common stock, preferred stock or debt securities under the prospectus.
Dividend Reinvestment and Direct Stock Purchase Plan ("DSPP")
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of common stock by reinvesting some or all cash dividends received on shares of common stock. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. For the nine months ended September 30, 2015 and 2014 the Company did not issue any shares under the plan. As of September 30, 2015 and December 31, 2014, there were approximately 4.1 million shares available for issuance under the plan.
Share Repurchase Program
On November 15, 2012, the Company announced that its Board of Directors authorized the repurchase of shares of the Company’s common stock having an aggregate value of up to $250 million. Pursuant to this program, through July 20, 2014, the Company repurchased approximately $115.7 million in aggregate value of its shares of common stock on the open market. On July 21, 2014, the Company announced that its Board of Directors authorized the repurchase of shares of the Company's common stock having an aggregate value of up to $250 million, which included approximately $134.3 million available for repurchase under the November 2012 authorization. Subsequently in 2014, we repurchased 172,549 shares for an aggregate of approximately $1.5 million. For the three months ended September 30, 2015, we repurchased 2,067,552 shares of the Company's common stock at a weighted-average purchase price of $7.67, for an aggregate of approximately $15.9 million. For the nine months ended September 30, 2015, we repurchased 7,503,709 shares of the Company's common stock at a weighted-

average purchase price of $8.59, for an aggregate of approximately $64.6 million. Accordingly, the Company had approximately $183.9 million authorized to repurchase shares of its common stock as of September 30, 2015.
Restricted Stock Awards
For the nine months ended September 30, 2015 and 2014, the Company granted 480,736 and 420,113 shares of restricted stock, respectively, to certain of its directors, officers and employees.
11. EARNINGS PER SHARE
Components of the computation of basic and diluted earnings per share ("EPS") were as follows (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$36,027	$24,985	$(6,413)	$314,053
Less preferred stock dividends	(5,203)	(5,203)	(15,609)	(15,609)
Net income (loss) available to common stockholders	30,824	19,782	(22,022)	298,444
Less dividends paid:
Common shares	(39,976)	(48,307)	(130,703)	(151,344)
Unvested shares	(272)	(291)	(898)	(948)
Undistributed earnings (loss)	(9,424)	(28,816)	(153,623)	146,152
Basic weighted-average shares outstanding:
Common shares	154,633	161,016	156,821	160,986
Basic earnings (loss) per common share:
Distributed earnings	$0.26	$0.30	$0.83	$0.94
Undistributed earnings (loss)	(0.06)	(0.18)	(0.98)	0.90
Basic earnings (loss) per common share	$0.20	$0.12	$(0.15)	$1.84
Diluted weighted-average shares outstanding:
Common shares	154,633	161,016	156,821	160,986
Net effect of dilutive stock options (1)	—	—	—	—
	154,633	161,016	156,821	160,986
Diluted earnings (loss) per common share:
Distributed earnings	$0.26	$0.30	$0.83	$0.94
Undistributed earnings (loss)	(0.06)	(0.18)	(0.98)	0.90
Diluted earnings (loss) per common share	$0.20	$0.12	$(0.15)	$1.84
__________________

(1)
For the three and nine months ended September 30, 2015 and 2014, the Company had an aggregate of 131,088 stock options outstanding with a weighted-average exercise price of $30.00 that were not included in the calculation of EPS, as their inclusion would have been anti-dilutive. These instruments may have a dilutive impact on future EPS.

12. SUBSEQUENT EVENTS
On October 1, 2015, an aggregate of 22,760 shares of restricted common stock were granted to certain directors as a portion of their compensation for serving on the Company’s Board of Directors.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

CYS Investments, Inc. (the "Company", "we", "us", and "our") is a specialty finance company created with the objective of achieving consistent risk-adjusted investment income. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide the reader of the Company’s unaudited consolidated financial statements and accompanying notes with a narrative of management's perspective on the business underlying those financial statements and its financial condition and results of operations during the periods presented. The Company’s MD&A is comprised of six sections:

•	Forward-Looking Statements,

•	Executive Overview,

•	Trends and Recent Market Activity,

•	Financial Condition,

•	Results of Operations, and

•	Liquidity and Capital Resources.
The following discussion should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in Item 1 of this Quarterly Report on SEC Form 10-Q ("Quarterly Report"), as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on February 17, 2015 (the "2014 Annual Report").
Forward Looking Statements
When used in this Quarterly Report, in future filings with the SEC or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as "believe," "expect," "may," "will," "anticipate," "estimate," "plan," "continue," "intend," "should,” or the negative of these words and similar expressions, are intended to identify "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and, as such, may involve known and unknown risks, uncertainties and assumptions.  The forward-looking statements we make in this Quarterly Report include, but are not limited to, statements about the following:

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
• our ability to be taxed as a real estate investment trust ("REIT") and to maintain an exemption from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act");
• our assessment of counterparty risk and/or the rise of counterparty defaults;
• our ability to meet short- and long-term liquidity requirements with our cash flow from operations and borrowings;
• the effect of rising interest rates on unemployment, inflation and mortgage supply and demand;
• our liquidity;
• our asset valuation policies; and
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
• changes in the value of our assets pledged as collateral;
• our ability to borrow to finance our assets;
• actions by the U.S. government, the Fed, the FOMC, the FHFA or the FHLB or the FHLBC that impact the value of our Agency RMBS or interest rates, or our access to borrowings at cost-effective rates;
• changes in government regulations affecting our business;
• changes in the U.S. government's credit rating or ability to pay its debts;
• the impact of an inability to reach an agreement on the national debt ceiling;
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
Executive Overview
We seek to achieve our objective of earning consistent risk-adjusted investment income by investing on a leveraged basis primarily in Agency RMBS. These investments consist of residential mortgage pass-through securities for which the principal and interest payments are guaranteed by a government-sponsored enterprise, such as the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or by a U.S. government agency, such as the Government National Mortgage Association ("Ginnie Mae") (collectively referred to as "GSEs"). We also may invest in debt securities issued by the United States Department of Treasury ("U.S. Treasuries") and, in addition, our investment guidelines permit investments in collateralized mortgage obligations issued by a government agency or GSE that are collateralized by Agency RMBS ("CMOs"), or securities issued by a GSE that are not backed by collateral but, in the case of government agencies, are backed by the full faith and credit of the U.S. government, and, in the case of GSEs, are backed by the integrity and creditworthiness of the issuer ("U.S. Agency Debentures").
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
We earn income from our investment portfolio which, as of September 30, 2015, was comprised principally of Debt Securities. We fund our investments primarily through borrowings under repurchase agreements ("repo borrowings"), and loans from the FHLBC. The 11 regional FHLBs provide short-term and long-term secured loans, called "advances," to their members. FHLB members may use a variety of real estate related assets, including residential mortgage loans and Agency

RMBS, as collateral for advances. We use leverage to seek to enhance our returns. Our net interest income is generated primarily from the net spread, or difference, between the interest income we earn on our investment portfolio and the cost of our borrowings and hedging activities. The amount of net interest income we earn on our investments depends in part on our ability to control our financing costs, which comprise a significant portion of our operating expenses. Although we leverage our portfolio investments in Debt Securities to seek to enhance our potential returns, leverage also may exacerbate losses.
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
Trends and Recent Market Activity
Overview

Our business is largely influenced by interest rates and credit conditions principally in the United States (U.S.), but is also influenced, to a lesser extent, by global financial conditions. Our earnings power benefits from a steep yield curve, and the volatility of our book value is affected by the volatility of long-term interest rates and mortgage rates.

During the third quarter of 2015 (the "Third Quarter"), interest rates fell across many sectors of the global bond markets. The yield on 10-year U.S. Treasuries fell 31 basis points (bps) to end the Third Quarter at 2.04% pushing up prices by over 2.65%. The Agency RMBS market did not keep up with the price gains in the U.S. Treasury market. This relative under-performance was shared by other bond markets including the commercial mortgage market, corporate bond market, and the high yield bond markets. The strong performance of the U.S. Treasury market and the cheapening of these other bond markets was driven by growing sentiment that the weakness in global economies would spill into the U.S. economy and cause an economic slowdown in the U.S. Agency RMBS, while guaranteed by the GSEs, were not completely immune from these market sentiments. For comparison, prices of 5-year U.S. Treasuries rose by over 1.5% during the Third Quarter while prices of Agency RMBS followed the general trend of the bond market as Fannie Mae 30-year 4% RMBS rose by only 0.85% and Fannie Mae 15-year 3% RMBS rose by only 0.67%. The performance of Agency RMBS prices and of our hedges, given the heightened bond market volatility in the Third Quarter, caused our book value per share to decrease slightly. We continue to anticipate considerable volatility in the Agency RMBS markets. As of September 30, 2015, we had substantial available liquidity of $1.2 billion, or 67.2% of our equity, at that time.
The consensus economic forecast for 2015 economic growth in the U.S. has begun to decelerate and is now estimated to be slightly below the 2.5% estimated earlier in the year. Notably, "moderate" growth in payrolls seems to have decelerated and inflation remains below the Fed’s target range. While growth in payrolls remains fairly steady, there continues to be scant wage growth. Commodity prices, notably oil, copper and lumber, have been soft. All these indicators suggest continued sluggish economic growth globally and that the U.S. cannot detach from the rest of the world’s economic deceleration.

The Fed continues to guide the capital markets to anticipate an interest rate hike in 2015. In the Fed’s September Economic Forecast, the FOMC expressed a wide consensus that the Central Bank will begin to raise short term interest rates in 2015. While previously, the FOMC had guided that two 25 bps hikes in the Target federal funds rate were likely before year end; guidance now suggests an initial hike in the fourth quarter of 2015. In the FOMC’s press conference in September, Chair Janet Yellen suggested that the FOMC expects a long period of accommodative monetary policy after an initial hike in the Fed funds rate. Given the Fed’s prior guidance and lack of an initial hike in September, it is increasingly unclear how to interpret the terms "initial" and "accommodative for a prolonged period." With 10-year U.S. Treasuries yielding 2.04% at September 30, 2015, the bond market appears to be anticipating very little risk of inflation or a more aggressive Fed. Indeed, the U.S. Bond market appears to be anticipating further delays in the Fed’s interest rate normalization process and a growing threat of new deflationary pressures.

At such time that the Fed raises the Fed funds rate, we would expect our borrowing costs to increase, and therefore our net interest spread to decrease. While higher Fed funds rates could reduce the Company's earnings power, global economic conditions make it difficult to predict when and by how much the Fed will raise rates.

Recent CYS Activity in Response to These Trends

In response to the conditions in and changes to the environment described above, the Company continues to monitor, reposition, and actively manage our investment portfolio, the structure of our borrowings and our hedge positions. During the Third Quarter, we decreased our short-term FHLBC advances and grew our long-term FHLBC advances. We believe that long-term FHLBC advances can efficiently replace the combination of repo borrowings and interest rate swaps, potentially reducing our borrowing and hedging costs. In addition, in the Third Quarter, we adjusted the hedge portfolio in response to the drop in interest rates thereby reducing pay rates for several swaps and extending the duration of our hedges. This repositioning of our hedges, combined with growing our long-term FHLBC advances, is intended to reduce the volatility of our book value and earnings power.

The fall in interest rates and the flattening of the yield curve during the Third Quarter had several impacts on our industry's performance benchmarks, including Agency RMBS underperforming U.S. Treasuries, interest rate spreads widening and mortgage durations shortening. This, in turn, had several impacts on our own business metrics. First, our leverage fell slightly at the end of the Third Quarter to 6.87 to 1 from 7.06 to 1 at the end of the second quarter of 2015 (the "Second Quarter"). Second, our duration gap shortened to 0.66 in the Third Quarter from 1.23 at the end of the Second Quarter. Third, our book value per share fell slightly to $9.59 at the end of the Third Quarter from $9.62 at the end of the Second Quarter, after taking into account our $0.26 dividend in the Third Quarter. Total stockholders' equity declined slightly due, in part, to the impact of our repurchasing 2,067,552 shares of our common stock at a weighted-average price of $7.67 per share for an aggregate amount of $15.9 million.

Government Activity

As disclosed in our quarterly report on Form 10-Q for the Second Quarter, there continues to be congressional legislation pending that, if passed, may affect GSEs. This legislation is in its early stages. However, we continue to expect debate and discussion on residential housing and mortgage reform to continue in 2015 and beyond. We believe that it is unlikely that any reforms, legislation, or other significant movement will occur during the current presidential administration.

In a statement on October 14, 2015, Secretary of the Treasury Jack Lew said he estimates that the U.S. Treasury is likely to exhaust the special accounting measures that are keeping the country's debt below its legal limit no later than November 3, 2015, and the U.S. government would then not be able to meet most of its obligations without a higher debt ceiling. Based on his new estimates, Secretary Lew has urged the government to raise the debt ceiling. A failure by the U.S. government to reach agreement on the debt ceiling or reduce its budget deficit could have a material adverse effect on the U.S. economy and on the global economy. This may, in turn, negatively affect the value of our Agency RMBS, our ability to obtain financing for our investments and the liquidity and valuation of the securities in our portfolio. As a result, it may materially adversely affect our business, financial condition and results of operations.

Financial Condition
The Agency RMBS in our portfolio were purchased at a net premium to their face value due to the average interest rates on these investments being higher than the market rates at the time of purchase. As of September 30, 2015 and December 31, 2014 we had approximately $515.5 million and $552.9 million, respectively, of unamortized premium included in the cost basis of our investments. Our Debt Securities portfolio consisted of the following assets:

				Weighted-Average
Coupon	Face Value (in 000's)	Fair Value (in 000's)	Amortized Cost Basis per Face Value (in 000's)	Loan Balance (in 000's)(1)	Loan Age (in months)(1)	3 Month CPR(1)(2)	Duration(3)
September 30, 2015
15 Year Agency Mortgage Securities
3.0%	$5,199,290	$5,424,054	$103.30	$285	14	8.2%	3.17
TBA 3.0%	201,600	209,932	103.70	n/a	n/a	n/a	3.25
3.5%	1,060,340	1,122,627	103.20	220	38	13.1	2.93
4.0%	149,137	158,632	101.15	169	55	18.6	2.82
4.5%	21,522	22,915	102.59	241	68	17.0	2.36
Subtotal	6,631,889	6,938,160	103.24	271	19	9.4	3.12
20 Year Agency Mortgage Securities
4.5%	54,794	59,824	102.85	217	62	18.1	3.04
30 Year Agency Mortgage Securities
3.5%	2,237,289	2,336,232	103.60	326	4	3.8	4.59
4.0%	3,007,712	3,216,756	105.34	278	15	12.4	3.68
TBA 4.0%	604,600	644,915	106.11	n/a	n/a	n/a	3.43
4.5%	150,371	163,570	106.82	283	53	16.1	3.62
Subtotal	5,999,972	6,361,473	104.80	298	12	9.8	3.99
Agency Hybrid ARMs
3.1%(4)	377,163	392,576	102.81	315	30	17.3	2.30
U.S. Treasuries
1.5%	25,000	25,266	99.76	n/a	n/a	n/a	4.10
Total	$13,088,818	$13,777,299	$103.94	$284	16	9.9%	3.50

December 31, 2014
15-Year Agency Mortgage Securities
3.0%	$4,889,226	$5,089,402	$102.94	$272	13	7.7%	3.74
TBA 3.0%	299,000	310,785	103.73	n/a	n/a	n/a	3.80
3.5%	1,462,563	1,547,892	103.50	234	27	8.5	3.12
TBA 3.5%	125,000	132,051	105.52	n/a	n/a	n/a	3.04
4.0%	183,538	196,242	101.22	175	46	10.6	2.47
4.5%	27,359	29,549	102.73	249	59	8.9	1.73
Subtotal	6,986,686	7,305,921	103.09	261	17	8.0	3.56
20-Year Agency Mortgage Securities
4.5%	67,839	74,216	102.94	220	53	15.5	1.58
30-Year Agency Mortgage Securities
4.0%	3,679,782	3,936,261	105.24	287	8	5.0	3.88
TBA 4.0%	974,000	1,039,232	106.00	n/a	n/a	n/a	3.44
4.5%	336,961	366,206	107.72	280	28	11.9	2.08
Subtotal	4,990,743	5,341,699	105.56	286	9	5.4	3.67
Agency Hybrid ARMs
2.6%(4)	1,685,685	1,730,620	103.41	333	29	13.6	2.93
U.S. Treasuries
1.5%	150,000	149,051	99.72	n/a	n/a	n/a	4.74
Total	$13,880,953	$14,601,507	$103.98	$279	16	8.1%	3.52

__________________

(1)	TBAs are excluded from this calculation as they do not have a defined weighted-average loan balance or age until mortgages have been assigned to the pool.

(2)
The CPR ("Constant Prepayment Rate") represents the 3-month CPR of the Company’s Agency RMBS held at September 30, 2015 and December 31, 2014. The CPR experienced by the Company during the period may differ. Securities with no prepayment history are excluded from this calculation.

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

In October 2015, the aggregate CPR of the Company's Debt Securities was 8.5%.

Hedging Instruments
The Company utilizes interest rate swap and cap contracts (a "swap" or "cap", respectively) to hedge the interest rate risk associated with the financing of our Debt Securities portfolio. As of September 30, 2015, the Company held swaps with an aggregate notional of approximately $7.5 billion, a weighted-average fixed rate of 1.31%, and a weighted-average expiration of 3.5 years. The receive rate on the Company's swaps is 3-month LIBOR. At September 30, 2015, the Company had entered into caps with a notional of $2.5 billion, a weighted-average cap rate of 1.28%, and a weighted-average expiration of 4.3 years. Below is a summary of our interest rate swaps and caps as of September 30, 2015 and December 31, 2014:

			Weighted-Average
September 30, 2015	Number of Contracts	Notional (000's)	Rate	Maturity	Duration	Fair Value (000's)
Interest Rate Swaps	20	$7,500,000	1.31%	April 2019	(3.29)	$(65,125)
Interest Rate Caps	5	2,500,000	1.28%	January 2020	(2.18)	53,803
	25	$10,000,000	1.30%	June 2019	(3.02)	$(11,322)

December 31, 2014
Interest Rate Swaps	18	$7,650,000	1.44%	February 2019	(3.33)	$24,604
Interest Rate Caps	5	2,500,000	1.28%	January 2020	(2.99)	107,673
	23	$10,150,000	1.40%	May 2019	(3.25)	$132,277
The Company seeks to manage its exposure to interest rate risk by expanding and/or lengthening its hedging, and reducing its pay rate, if possible, when doing so. During the three months ended September 30, 2015, we took advantage of the lower interest rates to reposition our hedge portfolio. We terminated swaps with a combined notional of $2.50 billion with a weighted-average pay rate of 2.05% and entered into new swaps with a combined notional of $2.65 billion with a lower weighted-average pay rate of 1.80%. $1.50 billion of the $2.50 billion terminated swaps were cancelable swaps with a weighted-average pay rate of 2.26%. As we responded to the lower rates during the quarter, our decision to unwind the cancelable swaps resulted in a smaller loss than if we had terminated comparable 7-year generic swaps. The terminations resulted in a net realized loss on termination of swap and contracts of $(11.6) million for the Third Quarter. After the repositioning, our weighted-average fixed pay rate on swaps decreased to 1.31% at September 30, 2015 compared to 1.39% at June 30, 2015.
Our interest rate swap and cap notional was $10.00 billion at September 30, 2015 compared to $10.15 billion at December 31, 2014, and as a percentage of our of the repo borrowings and FHLBC Advances (collectively "Total Outstanding Borrowings") decreased to 88.1% at September 30, 2015 from 89.9% at December 31, 2014.

Liabilities
We finance a portion of our assets through repo borrowings and FHLBC Advances. Repo borrowings and FHLBC Advances are secured by our assets and generally bear interest rates that have historically moved in close relationship to LIBOR. At September 30, 2015 and December 31, 2014, we had liabilities pursuant to repo borrowings and FHLBC Advances with 34 and 32 counterparties, respectively, which are summarized below:

September 30, 2015			Weighted-Average
Original Days to Maturity	Repo Borrowings and Short-Term FHLBC Advances Outstanding (000's)	Percentage of Total	Interest Rate	Remaining Days to Maturity	Original Days to Maturity
Agency RMBS
≤ 30 Days	$3,256,617	30%	0.34%	8	18
> 30 to ≤ 60 Days	3,830,918	35%	0.49%	23	37
> 60 Days	3,840,146	35%	0.48%	41	72
Subtotal	$10,927,681	100%	0.44%	25	44

			Weighted-Average
Original Days to Maturity	Long-Term FHLBC Advances Outstanding (000's)	Percentage of Total	Interest Rate	Next Call Date	Maturity Date
Agency RMBS
> 360 Days	$425,000	100%	1.48%	May 2016	July 2018

December 31, 2014			Weighted-Average
Original Days to Maturity	Repo Borrowings Outstanding (000's) *	Percentage of Total	Interest Rate	Remaining Days to Maturity	Original Days to Maturity
Agency RMBS
≤ 30 Days	$1,608,723	14%	0.35%	17	19
> 30 to ≤ 60 Days	1,638,946	15%	0.36%	20	38
> 60 Days	7,893,810	70%	0.36%	33	96
Total	$11,141,479	99%	0.36%	29	76

U.S. Treasuries
> 30 to ≤ 60 Days	$148,080	1%	(0.27)%	2	32

Total	$11,289,559	100%	0.35%	28	75
__________________
* There were no FHLBC Advances for the period ended December 31, 2014.
In addition, as of September 30, 2015, we had payable for securities purchased, a portion of which will be or, in the case of December 31, 2014, was financed through repo borrowings and FHLBC Advances, as summarized below (in thousands).

September 30, 2015
Settle Date	Face Value	Payable
October 2015 *	$869,413	$927,601
November 2015	50,000	53,014
Total	$919,413	$980,615
__________________
* Includes a payable of $10.4 million on terminated interest rate swaps which had no face value.

December 31, 2014
Settle Date	Face Value	Payable
January 2015	$1,325,657	$1,399,441
February 2015	100,000	106,040
Total	$1,425,657	$1,505,481

Summary Financial Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share numbers)	2015	2014	2015	2014
Income Statement Data:
Interest income:
Interest income from Agency RMBS	$83,816	$74,052	$243,455	$219,658
Other interest income	166	3,080	1,909	13,819
Total interest income	83,982	77,132	245,364	233,477
Interest expense:
Repurchase agreement and short-term FHLBC advances interest expense	10,893	7,657	30,692	24,669
Long-term FHLBC advances interest expense	1,368	—	1,473	—
Swap and cap interest expense	24,681	25,789	77,141	64,162
Total interest expense	36,942	33,446	109,306	88,831
Net interest income	47,040	43,686	136,058	144,646
Other income (loss):
Net realized gain (loss) on investments	(10,332)	40,470	17,356	90,258
Net unrealized gain (loss) on investments	106,154	(112,085)	4,944	134,628
Net realized gain (loss) on termination of swap and cap contracts	(11,576)	—	(16,444)	(15,327)
Net unrealized gain (loss) on swap and cap contracts	(89,021)	58,909	(130,474)	(22,512)
Net unrealized gain (loss) on long-term FHLBC advances	(726)	—	(737)	—
Other income	300	50	458	219
Total other income (loss)	(5,201)	(12,656)	(124,897)	187,266
Expenses:
Compensation and benefits	3,655	3,767	10,921	11,108
General, administrative and other	2,157	2,278	6,653	6,751
Total expenses	5,812	6,045	17,574	17,859
Net income (loss)	$36,027	$24,985	$(6,413)	$314,053
Dividend on preferred stock	(5,203)	(5,203)	(15,609)	(15,609)
Net income (loss) available to common stockholders	$30,824	$19,782	$(22,022)	$298,444
Net income (loss) per common share basic & diluted	$0.20	$0.12	$(0.15)	$1.84
Distributions per common share	$0.26	$0.30	$0.84	$0.94

Key Balance Sheet Metrics
Average settled Debt Securities (1)	$13,099,727	$11,837,201	$13,014,827	$12,047,213
Average total Debt Securities (2)	$13,928,756	$14,138,849	$14,481,643	$13,792,448

Average repurchase agreements and FHLBC Advances (3)	$11,557,064	$10,189,360	$11,400,611	$10,426,426
Average Debt Securities liabilities (4)	$12,386,093	$12,491,008	$12,867,427	$12,171,661
Average stockholders' equity (5)	$1,790,420	$1,937,700	$1,893,647	$1,907,260
Average common shares outstanding (6)	155,702	162,008	157,853	161,957
Leverage ratio (at period end) (7)	6.87:1	6.63:1	6.87:1	6.63:1

Key Performance Metrics*
Average yield on settled Debt Securities (8)	2.56%	2.61%	2.51%	2.58%
Average yield on total Debt Securities including drop income (9)	2.59%	2.67%	2.53%	2.72%
Average cost of funds(10)	0.42%	0.30%	0.38%	0.32%
Average cost of funds and hedge (11)	1.28%	1.31%	1.28%	1.14%
Adjusted average cost of funds and hedge (12)	1.19%	1.07%	1.13%	0.97%
Interest rate spread net of hedge (13)	1.28%	1.30%	1.23%	1.44%
Interest rate spread net of hedge including drop income(14)	1.40%	1.60%	1.40%	1.75%
Operating expense ratio (5)	1.30%	1.25%	1.24%	1.25%
Total stockholder return on common equity(16)	2.39%	1.26%	(0.67)%	19.91%
___________

(1)	The average settled Debt Securities is calculated by averaging the month end cost basis of settled Debt Securities during the period.

(2)	The average total Debt Securities is calculated by averaging the month end cost basis of total Debt Securities during the period.

(3)	The average repurchase agreement borrowings and FHLBC Advances are calculated by averaging the month end repurchase agreements and FHLBC Advances balances during the period.

(4)	The average Debt Securities liabilities are calculated by adding the average month end repurchase agreements and FHLBC Advances balances plus average unsettled Debt Securities during the period.

(5)	The average stockholders' equity is calculated by averaging the month end stockholders' equity during the period.

(6)	The average common shares outstanding are calculated by averaging the daily common shares outstanding during the period.

(7)
The leverage ratio is calculated by dividing (i) the Company's repurchase agreements and FHLBC Advances balance plus payable for securities purchased minus receivable for securities sold by (ii) stockholders' equity.

(8)	The average yield on Debt Securities for the period is calculated by dividing total interest income by average settled Debt Securities.

(9)
The average yield on total Debt Securities including drop income for the period is calculated by dividing total interest income plus drop income by average total Debt Securities. Drop income was $6.3 million and $17.2 million for the three months ended September 30, 2015 and 2014, respectively. Drop income was $28.9 million and $48.2 million for the nine months ended September 30, 2015 and 2014, respectively. Drop income is a component of our net realized and unrealized gain (loss) on investments on our unaudited consolidated statements of operations. Drop income is the difference between the spot price and the forward settlement price for the same security on trade date. This difference is also the economic equivalent of the assumed net interest margin (yield minus financing costs) of the bond from trade date to settlement date. We derive drop income through utilization of forward settling transactions.

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

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Non-U.S. GAAP Reconciliation:	2015	2014	2015	2014
Net income (loss) available to common stockholders	$30,824	$19,782	$(22,022)	$298,444
Net realized (gain) loss on investments	10,332	(40,470)	(17,356)	(90,258)
Net unrealized (gain) loss on investments	(106,154)	112,085	(4,944)	(134,628)
Net realized (gain) loss on termination of swap and cap contracts	11,576	—	16,444	15,327
Net unrealized (gain) loss on swap and cap contracts	89,021	(58,909)	130,474	22,512
Net unrealized (gain) loss on long-term FHLBC advances	726	—	737	—
Core earnings	$36,325	$32,488	$103,333	$111,397
Results of Operations
Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Net Income
Net income available to common stockholders increased $11.0 million to $30.8 million for the three months ended September 30, 2015, compared to $19.8 million for the three months ended September 30, 2014, primarily due to higher total interest income and net realized and unrealized gains on our investments in the Third Quarter compared to the third quarter of 2014. The major components of this increase are detailed below.
Interest Income and Asset Yield
Our principal source of income is interest income that we earn on our investment securities portfolio. Interest income, which consists primarily of interest income on Debt Securities, increased by $6.9 million to $84.0 million for the three months ended September 30, 2015, as compared to $77.1 million for the three months ended September 30, 2014. Our interest income increased primarily due to an increase in the size of our average settled debt securities balance. The most significant factors in this increase are changes both in the size of our portfolio and yield on investments, as shown below (in thousands):

Change in Size		Change in Yield		Change in Size & Yield
Change in average settled	$1,262,526	Change in average yield	(0.042)%	Change in average settled	$1,262,526
Q3 2014 average yield	2.606%	Q3 2014 average settled	$11,837,201	Change in average yield	(0.042)%
Change	$8,227	Change	$(1,244)	Change	$(133)
				Total change	$6,850
Our average settled Debt Securities for the three months ended September 30, 2015 was $13.1 billion, compared to $11.8 billion for the three months ended September 30, 2014. Our annualized yield on average settled Debt Securities for the three months ended September 30, 2015 was 2.56%, compared to 2.61% for the three months ended September 30, 2014. Our yield decrease was primarily a function of higher paydown losses and amortization expense in the current quarter than in the comparable period. Our annualized rate of portfolio prepayment for the three months ended September 30, 2015 was 10.2%, which was higher than the rate of 9.3% for the three months ended September 30, 2014. Our amortization expense was $22.9 million for the three months ended September 30, 2015, an increase of $8.2 million from $14.7 million for the three months ended September 30, 2014.
Interest Expense and Cost of Funds
Our interest expense for the three months ended September 30, 2015, which consists primarily of interest expense from repo borrowings, FHLBC Advances, and interest rate swap and cap contracts, increased $3.5 million to $36.9 million, as compared to $33.4 million for the three months ended September 30, 2014. Interest expense from repo borrowings and FHLBC Advances increased by $4.6 million to $12.3 million for the three months ended September 30, 2015, compared to $7.7 million for the three months ended September 30, 2014, due to larger borrowings outstanding and higher cost of funds. Our average repo borrowings and FHLBC Advances increased to $11,557.1 million for the three months ended September 30, 2015 from $10,189.4 million for the three months ended September 30, 2014, consistent with the larger settled portfolio that existed at September 30, 2015 as compared to the portfolio at September 30, 2014. Also, our weighted-average cost of funds rose to 0.42% in the Third Quarter from 0.30% in the third quarter of 2014. The table shown below illustrates the result of changes to the amount outstanding and rates on repo borrowings and FHLBC Advances during the three months ended September 30, 2015 and 2014 (in thousands):

Change in Size		Change in Rate		Change in Size & Yield
Change in average outstanding	$1,367,704	Change in average rate	0.120%	Change in average outstanding	$1,367,704
Q3 2014 average rate	0.301%	Q3 2014 average outstanding	$10,189,360	Change in average rate	0.124%
Change	$1,028	Change	$3,153	Change	$423
				Total change	$4,604
Included in the Third Quarter interest expense figure above is interest expense of $1.4 million on our $425.0 million of long-term FHLBC advances, with a weighted average rate of 1.48%.
Swap and cap interest expense decreased by $1.1 million, to $24.7 million in the three months ended September 30, 2015 compared to $25.8 million in the three months ended September 30, 2014. The decrease in interest rate swap and cap expense was in part the result of a decrease in the average aggregate swap and cap notional by $37.5 million to $10,012.5 million in the three months ended September 30, 2015 from $10,050.0 million in the three months ended September 30, 2014, and more significantly by the decrease in the average swap and cap rate to 0.99% in the three months ended September 30, 2015 from 1.03% in the three months ended September 30, 2014, as shown in the table below (in thousands):

Change in Size		Change in Rate		Change in Size & Rate
Change in average notional outstanding	$(37,500)	Change in average rate	(0.040)%	Change in average notional outstanding	$(37,500)
Q3 2014 average rate	1.026%	Q3 2014 average notional outstanding	$10,050,000	Change in average rate	(0.040)%
Change	$(96)	Change	$(1,016)	Change	$4
				Total change	$(1,108)
Our annualized weighted-average cost of funds including hedge was 1.28% for the three months ended September 30, 2015, as compared to 1.31% for the three months ended September 30, 2014. The components of our cost of funds including hedge are (i) rates on our repo borrowings and FHLBC Advances, (ii) rates on our interest rate swaps and caps, (iii) the size of our repo borrowings and FHLBC Advances, and (iv) the total notional amount of the interest rate swaps and caps.
Net Interest Income and Drop Income
Our net interest income for the three months ended September 30, 2015 was $47.0 million, and our interest rate spread, net of hedge, was 1.28%, compared to net interest income of $43.7 million and interest rate spread, net of hedge, of 1.30% for the three months ended September 30, 2014. The increase in our net interest income was due principally to higher average settled Debt Securities balances and interest income in the three months ended September 30, 2015 compared to September 30, 2014, and the decrease in our interest rate spread net of hedge was due to our higher cost of funds which was a product of higher repo borrowing and FHLB Advances balances and higher cost of funds. While our net interest income is influenced significantly by the size of our portfolio and overall interest rate levels, we believe our interest rate spread net of hedge is an important performance indicator.

During the three months ended September 30, 2015 and 2014, we generated drop income of approximately $6.3 million and $17.2 million, respectively. The lower drop income during the three months ended September 30, 2015 was primarily because financing in the forward market made it more advantageous to settle than to roll our TBA positions than in the three months ended September 30, 2014, and as a result we executed fewer forward settling transactions from which we derive drop income. Drop income is a component of our net realized and unrealized gain (loss) on investments on our unaudited consolidated statements of operations and is therefore excluded from core earnings. Drop income is the difference between the spot price and the forward settlement price for the same Agency RMBS on the trade date. This difference is also the economic equivalent of the assumed interest rate spread net of hedge (yield less financing costs) of the Agency RMBS from trade date to settlement date. The Company derives drop income through utilization of forward settling transactions of Agency RMBS.
Gain (Loss) on Investments
During the three months ended September 30, 2015, our net realized and unrealized gain (loss) on investments changed by $167.4 million to a $95.8 million net gain, compared to a net loss of $(71.6) million for the three months ended September 30, 2014. This change was driven by an increase in prices of our Agency RMBS for the three months ended September 30, 2015, contrasted with decreases in prices of all our Agency RMBS for the three months ended September 30, 2014. For example, during the three months ended September 30, 2015, the price of a 30-year 4.0% Agency RMBS increased $0.90 to $106.73, and during the three months ended September 30, 2014, it decreased $0.57 to $105.45. During the three months ended September 30, 2015, the price of a 15-year 3.0% Agency RMBS increased $0.69 to $104.17, and during the three months ended September 30, 2014, it decreased $0.72 to $103.08.
Gain (Loss) on Derivatives
Net realized and unrealized loss on swap and cap contracts was $(100.6) million for the three months ended September 30, 2015 compared to a gain of $58.9 million for the three months ended September 30, 2014. For the three months ended September 30, 2015 interest rates fell whereas in the three months ended September 30, 2014 they increased, causing our swap and cap values to decrease and increase respectively. Our swaps are designed principally to protect us in an environment of increasing interest rates. In the Third Quarter we responded to declining interest rates by terminating some of our swaps, on which we realized a loss; however, continued decreasing interest rates and significant volatility resulted in unrealized losses on our swaps and caps. During the three months ended September 30, 2015 and 2014, 5-year swap rates decreased by 41 bps and increased by 23 bps, respectively.
Operating Expenses
Operating expenses were $5.8 million for the three months ended September 30, 2015 compared to $6.0 million for the three months ended September 30, 2014,

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Net Income
Net income available to common shareholders decreased $320.4 million to net loss of $(22.0) million for the nine months ended September 30, 2015, compared to net income of $298.4 million for the nine months ended September 30, 2014. The major components of this decrease are detailed below.
Interest Income and Asset Yield
Interest income increased by $11.9 million to $245.4 million for the nine months ended September 30, 2015, as compared to $233.5 million for the nine months ended September 30, 2014. The increase in our interest income is due largely to an increase in average settled Debt Securities in the nine months ended September 30, 2015, offset by a decline in the yield on our investments in this period, as shown below (in thousands):

Change in Size		Change in Yield		Change in Size & Yield
Change in average settled	$967,614	Change in average yield	(0.070)%	Change in average settled	$967,614
2014 average yield	2.584%	2014 average settled	$12,047,213	Change in average yield	(0.070)%
Change	$18,752	Change	$(6,355)	Change	$(510)
				Total change	$11,887
Our average settled Debt Securities for the nine months ended September 30, 2015 was $13.0 billion, compared to $12.0 billion for the nine months ended September 30, 2014. Our annualized yield on average settled Debt Securities for the nine months ended September 30, 2015 was 2.51%, as compared to 2.58% for the nine months ended September 30, 2014. The decrease in our yield was a function of higher paydown losses and amortization expense for the nine months ended September

30, 2015 compared to the nine months ended September 30, 2014. The annualized rate of portfolio prepayment for the nine months ended September 30, 2015 was 11.1%, which was higher than the rate of 7.4% for the nine months ended September 30, 2014. Our amortization expense was $71.9 million for the nine months ended September 30, 2015, compared to $36.1 million for the nine months ended September 30, 2014.
Interest Expense and Cost of Funds
Interest expense, which primarily consists of interest expense from repo borrowings, FHLBC Advances and interest rate swaps and caps, increased $20.5 million to $109.3 million for the nine months ended September 30, 2015, from $88.8 million for the nine months ended September 30, 2014.
Higher interest expense from repo borrowings and FHLBC Advances made up $7.5 million of the $20.5 million change in interest expense for the nine months ended September 30, 2015. As shown below, the change in interest expense from repo borrowings and FHLBC Advances was primarily the result of changes to the amount outstanding and rates on repurchase agreements during the nine months ended September 30, 2015 and 2014 (in thousands):

Change in Size		Change in Rate		Change in Size & Yield
Change in average outstanding	$974,185	Change in average rate	0.061%	Change in average outstanding	$974,185
2014 average rate	0.315%	2014 average outstanding	$10,426,426	Change in average rate	0.061%
Change	$2,305	Change	$4,747	Change	$444
				Total change	$7,496
Our average aggregate borrowings increased to $11.4 billion for the nine months ended September 30, 2015 from $10.4 billion for the nine months ended September 30, 2014, similar to the portfolio size increase described above. Our average cost of funds increased to 0.38% for the nine months ended September 30, 2015 from 0.32% for the nine months ended September 30, 2014.
Swap and cap interest expense increased by $12.9 million, to $77.1 million in the nine months ended September 30, 2015, compared to $64.2 million in the nine months ended September 30, 2014. The increase in the interest rate swap and cap expense was attributable in part to the rise in the average aggregate swap and cap notional by $245.0 million to $10,065.0 million for the nine months ended September 30, 2015, from $9,820.0 million for the nine months ended September 30, 2014, and more significantly by the increase in the average swap and cap rate to 1.02% in the nine months ended September 30, 2015 from 0.87% in the nine months ended September 30, 2014, as shown in the table below (in thousands):

Change in Size		Change in Rate		Change in Size & Rate
Change in average notional outstanding	$245,000	Change in average rate	0.151%	Change in average notional outstanding	$245,000
2014 average rate	0.871%	2014 average notional outstanding	$9,820,000	Change in average rate	0.151%
Change	$1,601	Change	$11,101	Change	$277
				Total change	$12,979
Our annualized weighted-average cost of funds, including hedges, rose to 1.28% for the nine months ended September 30, 2015 from 1.14% for the nine months ended September 30, 2014.
Net Interest Income and Drop Income
Our net interest income for the nine months ended September 30, 2015 was $136.1 million, and our interest rate spread, net of hedge, was 1.23%. For the nine months ended September 30, 2014, our net interest income was $144.6 million and our interest rate spread, net of hedge, was 1.44%. The decrease in net interest income and our interest rate spread net of hedge for the nine months ended September 30, 2015 was primarily due to an increase in the cost of funds and hedge, combined with the lower portfolio yield due to higher paydown losses and amortization expense in the period.
During the nine months ended September 30, 2015 and 2014, we generated drop income of approximately $28.9 million and $48.2 million, respectively. The lower level of drop income during the nine months ended September 30, 2015 was primarily because financing in the forward market made it more advantageous to settle than to roll our TBA positions than in the nine months ended September 30, 2014 and, as a result, we executed a lower volume of forward settling transactions from which we derive drop income.

Gain (Loss) on Investments
Net realized and unrealized gain on investments decreased by $202.6 million to a gain of $22.3 million for the nine months ended September 30, 2015, compared to a gain of $224.9 million for the nine months ended September 30, 2014. This was due principally to a smaller increase in prices of Agency RMBS in the first nine months of 2015 as compared to the first nine months of 2014. For example, during the nine months ended September 30, 2015 the price of a 30-Yr. 4.0% Agency RMBS decreased $0.04 to $106.73, and during the nine months ended September 30, 2014 the price for the same security increased $2.43 to $105.45. During the nine months ended September 30, 2015, the price of a 15-year 3.0% Agency RMBS increased $0.19 to $104.17, and during the nine months ended September 30, 2014, it increased $1.06 to $103.08.
Gain (Loss) on Derivatives
Net realized and unrealized loss on swap and cap contracts was $(146.9) million for the nine months ended September 30, 2015, compared to a net realized and unrealized loss of $(37.8) million for the nine months ended September 30, 2014. In the nine months ended September 30, 2015, interest rates fell more significantly than during the same period in 2014, and as a result, net realized and unrealized loss on swap and cap contracts was higher during the nine months ended September 30, 2015. During the nine months ended September 30, 2015 and 2014, 7-year swap rates decreased by 34 bps and decreased by 18 bps, respectively. The increase in net loss on swaps and caps is also explained by a slightly higher average interest rate swap and cap notional amount of $10,065.0 million for the nine months ended September 30, 2015 compared to $9,820.0 million for the nine months ended September 30, 2014.
Operating Expenses
Operating expenses were $17.6 million and $17.9 million for the nine months ended September 30, 2015 and 2014, respectively.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations for repo borrowings and FHLBC Advances, interest expense on repo borrowings and FHLBC Advances, and office leases at September 30, 2015 and December 31, 2014 (in thousands):

September 30, 2015	Within One Year	One to Three Years	Three to Five Years	Thereafter	Total
Repurchase agreements and short-term FHLBC advances	$10,927,681	$—	$—	$—	$10,927,681
Interest expense on repurchase agreements and short-term FHLBC advances, based on rates at September 30, 2015	6,282	—	—	—	6,282
Long-term FHLBC advances	—	425,000	—	—	425,000
Interest expense on long-term FHLBC advances, based on rates at September 30, 2015	6,833	17,704	—	—	24,537
Long-term operating lease obligation	284	711	751	1,096	2,842
Total	$10,941,080	$443,415	$751	$1,096	$11,386,342

December 31, 2014	Within One Year	One to Three Years	Three to Five Years	Thereafter	Total
Repurchase agreements	$11,289,559	$—	$—	$—	$11,289,559
Interest expense on repurchase agreements, based on rates at December 31, 2014	8,448	—	—	—	8,448
Long-term operating lease obligation	262	131	—	—	393
Total	$11,298,269	$131	$—	$—	$11,298,400
At December 31, 2014, we had no FHLBC Advances.
At September 30, 2015 and December 31, 2014, we held the following interest rate swap and cap contracts (in thousands):

As of September 30, 2015

Interest Rate Swaps	Weighted-Average	Notional	Fair
Expiration Year	Fixed Pay Rate	Amount	Value
2017	0.82%	$2,250,000	$(3,497)
2018	1.16%	2,000,000	(14,295)
2019	1.75%	800,000	(17,472)
2020	1.47%	1,250,000	(4,405)
2021	2.26%	300,000	(12,135)
2022	1.93%	900,000	(13,321)
Total	1.31%	$7,500,000	$(65,125)

Interest Rate Caps	Weighted-Average	Notional	Fair
Expiration Year	Cap Rate	Amount	Value
2019	1.34%	$800,000	$11,623
2020	1.25%	1,700,000	42,180
Total	1.28%	$2,500,000	$53,803

As of December 31, 2014

Interest Rate Swaps	Weighted-Average	Notional	Fair
Expiration Year	Fixed Pay Rate	Amount	Value
2017	0.87%	$2,750,000	$22,580
2018	1.16%	2,000,000	13,760
2019	1.75%	800,000	(3,232)
2021	2.35%	2,100,000	(8,505)
Total	1.44%	$7,650,000	$24,603

Interest Rate Caps	Weighted-Average	Notional	Fair
Expiration Year	Cap Rate	Amount	Value
2019	1.34%	$800,000	$26,996
2020	1.25%	1,700,000	80,678
Total	1.28%	$2,500,000	$107,674

We enter into certain agreements that contain a variety of indemnification obligations, principally with our brokers and counterparties for interest rate swap contracts and repo borrowings. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend a lawsuit or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is not material to our unaudited consolidated financial statements. Accordingly, we recorded no liabilities for these agreements as of September 30, 2015 and December 31, 2014. In addition, as of September 30, 2015 and December 31, 2014, we had $980.6 million and $1,505.5 million of payable for securities purchased, respectively, a portion of which either will be or was financed through repo borrowings and/or FHLB Advances. A summary of our payable for securities purchased as of September 30, 2015 and December 31, 2014 is included in Financial Condition—Liabilities.

Off-Balance Sheet Arrangements
As of September 30, 2015 and December 31, 2014, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2015 and December 31, 2014, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or had any intent to provide funding to any such entities.

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
As of September 30, 2015 and December 31, 2014, we had approximately $1,182.0 million and $1,319.7 million, respectively, in Agency RMBS, U.S. Treasuries, and cash available to satisfy future margin calls. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future. During the nine months ended September 30, 2015, we maintained an average liquidity level of approximately 60% and never less than 50% of stockholders' equity.
During the Third Quarter, we had average repo borrowings and FHLBC Advances outstanding of $11,557.1 million with an average cost of funds of 0.42%, and during the third quarter of 2014 we had average repo borrowings of $10,189.4 million with an average cost of funds of 0.30%. At September 30, 2015, repo borrowing financing was generally stable with interest rates between 0.37% and 0.59% for 30-90 day repo borrowings. At September 30, 2015, included in the FHLBC Advances were short-term FHLBC advances of $1,675.0 million, with a weighted average cost of funds of 0.19% and a weighted average remaining term of 8 days, and long-term FHLBC advances of $425.0 million, with a weighted average cost of funds of 1.48% and a weighted average maturity of 2.8 years. Each of the long-term FHLBC advances had an original term of three years and is callable by the Company after the one-year anniversary of the advance and thereafter every six months.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. As of September 30, 2015 and December 31, 2014, we had access to 48 and 45 counterparties respectively, subject to certain conditions, located throughout North America, Europe and Asia. In the nine months ended September 30, 2015, we added three new counterparties and entered into repo borrowings and FHLBC Advances with these counterparties. At September 30, 2015, FHLBC Advances were 18.5% of the Total Outstanding Borrowings, and repo borrowings with any individual counterparty were less than 6% of our Total Outstanding Borrowings. The table below includes a summary of our repo borrowings and FHLBC Advances funding by number of repo borrowings/FHLBC Advances counterparties, and counterparty region as of September 30, 2015 and December 31, 2014:

	September 30, 2015
Counterparty Region	Number of Counterparties	Percent of Total Outstanding Borrowings
North America	21	62.4%
Europe	8	25.5%
Asia	5	12.1%
	34	100.0%

	December 31, 2014
Counterparty Region	Number of Counterparties	Percent of Total Outstanding Borrowings
North America	18	51.9%
Europe	9	30.2%
Asia	5	17.9%
	32	100.0%
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
We receive margin calls from our counterparties in the ordinary course of business similar to other entities in the specialty finance business. We receive two types of margin call from our counterparties. The first, known as a "factor call", is a margin call that occurs periodically and relates to the timing difference between the reduction of principal balances of our Agency RMBS, due to monthly principal payments on the underlying mortgages, and the receipt of the corresponding cash. The second type of margin call we may receive is a "valuation call", which occurs due to market and interest rate movements. Both factor and valuation margin calls occur if the total value of our assets pledged as collateral to a counterparty drops beyond a threshold level, typically between $100,000 and $500,000 (although no such minimum applies under the FHLBC Arrangement). Both types of margin call require a dollar for dollar restoration of the margin shortfall. Similarly, we may initiate a margin call to a counterparty when the value of our assets pledged as collateral with the counterparty increases above the threshold level, thereby increasing our liquidity. All unrestricted cash plus any unpledged securities are available to satisfy margin calls.
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
During the nine months ended September 30, 2015 and 2014, we recorded $1,508.4 million and $949.1 million of principal repayments, respectively, and received $243.0 million and $234.1 million of interest payments, respectively. We held cash of $28.6 million and $4.3 million at September 30, 2015 and December 31, 2014, respectively. For the nine months ended September 30, 2015 and 2014, net cash provided by operating activities was $183.4 million and $166.1 million, respectively.
Our investment portfolio is comprised principally of highly liquid Agency RMBS guaranteed by Freddie Mac or Fannie Mae, and Ginnie Mae RMBS and U.S. Treasuries both backed by the full faith and credit of the U.S. government. We regularly monitor the creditworthiness of the U.S. government. While the U.S. government has had its credit rating downgraded in recent years by one of the credit rating agencies, it remains one of the most secure creditors in the world as of September 30, 2015. However, in a statement on October 14, 2015, Secretary of the Treasury Jack Lew said he estimates that the U.S. Treasury is likely to exhaust the special accounting measures that are keeping the country's debt below its legal limit no later than November 3, 2015. A failure by the U.S. government to reach agreement on the debt ceiling or reduce its budget deficit could have a material adverse effect on the U.S. economy and on the global economy. This may, in turn, negatively affect the value of our Agency RMBS and our ability to obtain financing for our investments and the liquidity and valuation of the securities in our portfolio. As a result, it may materially adversely affect our business, financial condition and results of operations. See Note 3, Investments in Securities.
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
From time to time we raise capital through sale and issuance of our capital stock. On May 23, 2014, we filed an automatically effective shelf registration statement on Form S-3 with the SEC. We may offer and sell, from time to time, shares of common stock, preferred stock and debt securities in one or more offerings pursuant to the prospectus that is a part of the registration statement. As of September 30, 2015, we had not issued any shares of common stock, preferred stock or debt securities under the prospectus.
Another vehicle to raise capital is our Direct Share Purchase Program ("DSPP"), through which stockholders may purchase additional shares of common stock by reinvesting some or all of the cash dividends received on shares of common stock. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. We did not issue any shares under the plan during the nine months ended September 30, 2015 and 2014. As of September 30, 2015 and December 31, 2014, there were approximately 4.1 million shares available for issuance under the DSPP.
We also repurchase our capital stock from time to time. On November 15, 2012, the Company announced that its Board of Directors authorized the repurchase of shares of the Company’s common stock having an aggregate value of up to $250 million. Pursuant to this program, through July 20, 2014, the Company repurchased approximately $115.7 million in aggregate value of its shares of common stock on the open market. On July 21, 2014, the Company announced that its Board of Directors authorized the repurchase of shares of the Company's common stock having an aggregate value of up to $250 million, which included the approximately $134.3 million available for repurchase under the November 2012 authorization. Subsequently in 2014, we repurchased 172,549 shares for an aggregate of approximately $1.5 million. In the first three quarters of 2015, we repurchased 7,503,709 shares of the Company's common stock at a weighted-average purchase price of $8.59, for an aggregate of approximately $64.6 million. Accordingly, the Company had approximately $183.9 million authorized to repurchase shares of its common stock as of September 30, 2015.
Quantitative and Qualitative Disclosures about Short-Term Borrowings
The following table discloses quantitative data about our repo borrowings and short-term FHLBC advances during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Outstanding at period end	$10,928	$10,403	$10,928	$10,403
Weighted-average rate at period end	0.44%	0.20%	0.44%	0.20%
Average outstanding during period (1)	$11,245	$10,189	$11,268	$10,426
Weighted-average rate during period	0.39%	0.30%	0.36%	0.32%
Largest month end balance during period	$11,690	$10,403	$11,984	$11,771

_______________

(1)	Calculated based on the average month end balance of repurchase agreements and short-term FHLBC advances during the period.
The Company's borrowing rates were higher in the three and nine months ended September 30, 2015 than in the corresponding three and nine months ended September 30, 2014. While we continue to experience a stable borrowing environment, repo borrowings rates were higher in the Third Quarter in anticipation of a September 2015 Fed funds rate increase, which did not materialize, and rates are now lower again. Through our subsidiary CYS Insurance, we now have access to advances from the FHLBC, which generally offers more attractive short-term borrowing rates than the broader repo borrowing market. Our ability to borrow at lower rates from the FHLBC did not have a material impact on our total interest expense. From quarter to quarter, fluctuations occur in our repo borrowings and short-term FHLBC advances that are well correlated with the expansion and contraction of our investment portfolio. Though it varies by quarter, we currently require borrowings for approximately 80-85 percent of our investment portfolio.
At September 30, 2015 and December 31, 2014, our amount at risk with any individual counterparty related to our repo borrowings or short-term FHLBC advances was less than 1.9% and 1.6% of stockholders' equity, respectively, and our repo borrowings or short-term FHLBC advances with any individual counterparty were less than 11.7% and 3.9% of our total assets, respectively. At December 31, 2014, the Company had no short-term FHLBC advances.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of September 30, 2015 and December 31, 2014, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do believe that risk can be quantified from historical experience, and actively managed, to earn sufficient compensation to justify taking risks and to maintain capital levels consistent with the risks we undertake. Our Board of Directors exercises oversight of risk management in many ways, including overseeing our senior management’s risk-related responsibilities and reviewing management and investment policies and performance against these policies and related benchmarks. See "Business—Risk Management" in our 2014 Annual Report for a further discussion of our risk management practices.
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
We are a party to the interest rate swap and cap contracts as of September 30, 2015 and December 31, 2014 described in detail under Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments" in this Quarterly Report.
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
The following sensitivity analysis table estimates the impact of our interest rate-sensitive investments and repo borrowing liabilities on the fair value of our assets and our net income, exclusive of the effect of changes in fair value on our net income, at September 30, 2015 and December 31, 2014, assuming a static portfolio and that rates instantaneously fall 25, 50 and 75 bps and rise 25, 50 and 75 bps:

September 30, 2015

Change in Interest Rates	Projected Change in Our Net Income (1)		Projected Change in the Fair Value of Our Assets (including hedging instruments) *	Projected Change in Stockholders' Equity
- 75 basis points	8.71%	(2)	(0.06)%	(0.44)%
- 50 basis points	6.97%	(2)	0.18%	1.43%
- 25 basis points	3.49%	(2)	0.20%	1.55%
No Change	—%		—%	—%
+ 25 basis points	(8.71)%		(0.34)%	(2.64)%
+ 50 basis points	(17.43)%		(0.79)%	(6.18)%
+ 75 basis points	(26.14)%		(1.34)%	(10.52)%
December 31, 2014

Change in Interest Rates	Projected Change in Our Net Income (1)		Projected Change in the Fair Value of Our Assets (including hedging instruments) *	Projected Change in Stockholders' Equity
- 75 basis points	6.88%	(2)	0.13%	1.09%
- 50 basis points	5.50%	(2)	0.24%	1.91%
- 25 basis points	2.75%	(2)	0.22%	1.71%
No Change	—%		—%	—%
+ 25 basis points	(6.88)%		(0.31)%	(2.30)%
+ 50 basis points	(13.75)%		(0.73)%	(5.47)%
+ 75 basis points	(20.63)%		(1.22)%	(9.10)%
_____________

*	Analytics provided by The Yield Book® Software.

(1)	Immediate impact estimated over 12 month period.

(2)
Given the low level of interest rates at September 30, 2015 and December 31, 2014, we reduced 3-month LIBOR by 10, 20 and 25 bps and our repo borrowing rates by 10, 20 and 25 bps for the down 25, 50 and 75 bps net income scenarios, respectively. All other interest rate sensitive instruments were calculated in accordance with the table.

While the tables above reflect the estimated immediate impact of interest rate increases and decreases on a static portfolio, we rebalance our portfolio periodically either to take advantage or minimize the impact of changes in interest rates. Generally, our interest rate swaps reset in the quarter following rate changes. The impact of changing interest rates on fair value and net income can change significantly when interest rates change beyond 75 bps from current levels. Therefore, the volatility in the fair value of our assets could increase significantly when interest rates change beyond 75 bps. In addition, other factors impact the fair value of and net income from our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, when actual interest rates change, the change in the fair value of our assets and our net income will likely differ from that shown above, and such difference may be material and adverse for our stockholders.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
There have been no changes in our internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. Other Information
Item 1. Legal Proceedings
The Company and its subsidiaries are not currently subject to any material legal proceedings other than ordinary, routine litigation incidental to the business.
Item 1A. Risk Factors
There were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in our 2014 Annual Report and our Form 10-Q for the three months ended March 31, 2015 other than those disclosed below. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition and results of operations.
The failure of U.S. lawmakers to reach an agreement on the national debt ceiling could have a material adverse effect on our business, financial condition and results of operations.
In a statement on October 14, 2015, Secretary of the Treasury Jack Lew said he estimates that the U.S. Treasury is likely to exhaust the special accounting measures that are keeping the country's debt below its legal limit no later than November 3, 2015, and the U.S. government would then not be able to meet most of its obligations without a higher debt ceiling. Based on his new estimates, Lew has urged the government to raise the debt ceiling. In the event U.S. lawmakers fail to reach an agreement on the national debt ceiling or a budget, the U.S. could default on its obligations, which could negatively impact the trading market for U.S. government securities. This may, in turn, negatively affect the value of our Agency RMBS and our ability to obtain financing for our investments and the liquidity and valuation of the securities in our portfolio. As a result, it may materially adversely affect our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

The following table summarizes the Company's purchases of shares of its common stock during the nine months ended September 30, 2015 (dollars in thousands except per share amounts):

Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share [1]	Dollar Value of Shares That May Yet Be Purchased [1]
January 1, 2015 - January 31, 2015	—	$—	$248,465
February 1, 2015 - February 28, 2015	2,379,352	8.90	227,230
March 1, 2015 - March 31, 2015	1,770,219	9.02	211,233
April 1, 2015 - April 30, 2015	391,467	8.93	207,729
May 1, 2015 - May 31, 2015	895,119	8.84	199,796
June 1, 2015 - June 30, 2015	—	—	199,796
July 1, 2015 - July 31, 2015	848,348	7.68	193,264
August 1, 2015 - August 31, 2015	1,212,672	7.67	183,939
September 1, 2015 - September 30, 2015	6,532	7.59	183,890
Total	7,503,709	$8.59
____________
1  The Company repurchased shares of its common stock in open-market transactions pursuant to its share repurchase program, authorized by its Board of Directors and publicly announced on July 21, 2014. Pursuant to this authority, the Company may repurchase shares of its common stock up to $250 million in aggregate value. Between July 21, 2014 and December 31, 2014, the Company repurchased approximately $1.5 million in aggregate value of its common stock. As of September 30, 2015, the Company still had approximately $183.9 million remaining authorized to repurchase shares of its common stock.
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

(7)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2015 (Unaudited) and December 31, 2014 (Derived from the audited balance sheet at December 31, 2014); (ii) Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2015 and 2014; (iii) Consolidated Statement of Changes in Stockholders' Equity (Unaudited) for the nine months ended September 30, 2015; (iv) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2015 and 2014; and (v) Consolidated Notes to Financial Statements (Unaudited) for the three and nine months ended September 30, 2015 and 2014.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYS INVESTMENTS, INC.

Dated: October 23, 2015	BY: /s/ FRANCES R. SPARK
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

(7)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2015 (Unaudited) and December 31, 2014 (derived from the audited balance sheet at December 31, 2014); (ii) Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2015 and 2014; (iii) Consolidated Statement of Changes in Stockholders' Equity (Unaudited) for the nine months ended September 30, 2015; (iv) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2015 and 2014; and (v) Consolidated Notes to Financial Statements (Unaudited) for the three and nine months ended September 30, 2015 and 2014.