Form 10-K
period 2015-12-31
CYS Investments, Inc.
filed 2016-02-17
CIK 1396446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-K
________________________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value	New York Stock Exchange
7.75% Series A Cumulative Redeemable Preferred Stock, $25.00 Liquidation Preference	New York Stock Exchange
7.50% Series B Cumulative Redeemable Preferred Stock, $25.00 Liquidation Preference	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,193,653,173 based on the closing price on the New York Stock Exchange as of June 30, 2015.
Number of the registrant's common stock outstanding as of January 31, 2016: 151,763,088
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement with respect to its 2016 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant's fiscal year are incorporated by reference into Part II, Item 5 and III hereof as noted therein.

CYS INVESTMENTS, INC.

PART I
Item 1. Business

In this Annual Report on Form 10-K, we refer to CYS Investments, Inc. as "we," "us," "our company," or "our," unless we specifically state otherwise or the context indicates otherwise. In addition, the following define certain of the commonly used terms in this report: RMBS refers to whole-pool residential mortgage pass-through securities collateralized by residential mortgage loans; agency securities or Agency RMBS refers to our RMBS that are issued or guaranteed by a federally chartered corporation, such as the Federal National Mortgage Association ("Fannie Mae") or the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or an agency of the U.S. government, such as the Government National Mortgage Association ("Ginnie Mae"); ARMs refers to adjustable-rate residential mortgage loans that typically have interest rates that adjust monthly to an increment over a specified interest rate index; and Hybrid ARMs refers to hybrid adjustable-rate residential mortgage loans that have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index.
Forward Looking Statements
When used in this Annual Report on Form 10-K, in future filings with the Securities and Exchange Commission ("SEC") or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as "believe," "expect," "anticipate," "estimate," "plan," "continue," "intend," "should," "may" or similar expressions, are intended to identify "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and, as such, may involve known and unknown risks, uncertainties and assumptions. The forward-looking statements we make in this Annual Report on Form 10-K include, but are not limited to, statements about the following:

•	the effect of movements in interest rates on our assets and liabilities (including our hedging instruments) and our net income;

•	our investment, financing and hedging strategies;

•	the effect of U.S. government actions on interest rates and the housing and credit markets;

•	the effect of actual or proposed actions and anticipated progress announced by the Federal Housing Finance Agency ("FHFA");

•	the effect of actual or proposed actions of the U.S. Federal Reserve (the "Fed") with respect to monetary policy, interest rates, inflation or unemployment;

•	the supply of Agency RMBS;

•	the effect of increased prepayment rates on the value of our assets;

•	our ability to convert our assets into cash or extend the financing terms related to our assets;

•	the effect of widening credit spreads or shifts in the yield curve on the value of our assets and investment strategy;

•	the types of indebtedness we may incur;

•	our ability to quantify risks based on historical experience;

•	our ability to be taxed as a real estate investment trust ("REIT") and to maintain an exemption from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act");

•	the tax limitations of capital loss carryforwards and other built in losses;

•	our assessment of counterparty risk and/or the rise of counterparty defaults;

•	our ability to meet short-term liquidity requirements with our cash flow from operations and borrowings;

•	the effect of rising interest rates on unemployment, inflation and mortgage supply and demand;

•	our liquidity;

•	our asset valuation policies; and

•	our dividend distribution policy.
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

•	the factors referenced in this Annual Report on Form 10-K, including those set forth under the section captioned "Risk Factors";

•	changes in our investment, financing and hedging strategies;

•	the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity requirements;

•	the liquidity of our portfolio;

•	unanticipated changes in our industry, interest rates, the credit markets, the general economy or the real estate market;

•	changes in interest rates and the market value of our Agency RMBS;

•	changes in the prepayment rates on the mortgage loans underlying our Agency RMBS;

•	our ability to borrow to finance our assets;

•	actions by the U.S. government or the Fed that impact the value of our Agency RMBS or interest rates;

•	changes in government regulations affecting our business;

•	changes in the U.S. government's credit rating or ability to pay its debts;

•	our ability to maintain our qualification as a REIT for federal income tax purposes;

•	our ability to maintain our exemption from registration under the Investment Company Act and the availability of such exemption in the future; and

•	risks associated with investing in real estate assets, including changes in business conditions and the general economy.
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
Our Company
We are a specialty finance company created with the objective of achieving consistent risk-adjusted investment income.  We have elected to be taxed as a REIT for federal income tax purposes. We were formed as a Maryland corporation on January 3, 2006, commenced operations in February 2006 and completed the initial public offering of our common stock in June 2009. We conduct all of our business through and hold all of our assets in CYS Investments, Inc. and its subsidiary.
Investment Strategy
We invest in Agency RMBS collateralized by fixed rate single-family residential mortgage loans (primarily 10, 15, 20 or 30 years), ARMs, which have coupon rates that reset monthly, or Hybrid ARMs, which have a coupon rate that is fixed for an initial period (typically three, five, seven or 10 years) and thereafter resets at regular intervals. In addition, our investment guidelines permit investments in collateralized mortgage obligations issued by a government agency or government-sponsored entity that are collateralized by Agency RMBS ("CMOs"), although we had not invested in any CMOs as of December 31, 2015. In addition, we invest in debt securities issued by the U.S. Department of the Treasury (the "U.S. Treasury") or a government-sponsored entity that are not backed by collateral but, in the case of government agencies, are backed by the full faith and credit of the U.S. government ("U.S. Treasuries"), and, in the case of government sponsored entities, are backed by the integrity and creditworthiness of the issuer ("U.S. Agency Debentures").

We make investment decisions based on various factors, including, but not limited to, relative value, expected cash yield, supply and demand, costs of hedging, costs of financing, liquidity, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves. We do not attribute any particular quantitative significance to any of these factors, and the weight given to these factors varies depending on market conditions and economic trends. We believe that this strategy enables us to pay dividends and manage our book value throughout changing interest rate and credit cycles, and provide attractive long-term returns to investors.

Our investment strategy is designed to:

•	maintain an investment portfolio consisting primarily of Agency RMBS that generates risk-adjusted investment income;

•	manage financing, interest and prepayment rate risks;

•	capitalize on discrepancies in the relative valuations in the Agency RMBS market;

•	manage cash flow to provide for regular quarterly distributions to stockholders;

•	manage credit risk;

•	manage the impact that changing interest rates have on our net income and book value, or stockholders' equity;

•	invest opportunistically in assets within our investment guidelines;

•	maintain our qualification as a REIT; and

•	exempt us from the registration requirements of the Investment Company Act.
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
The key steps of our investment process are:

•	allocation of our capital to the attractive types of Agency RMBS;

•	review of our asset allocation plan for overall risk management and diversification;

•	research and selection of individual securities and financing strategies;

•	active portfolio monitoring within asset classes, together with ongoing risk management and periodic rebalancing, to maximize long-term income with capital stability; and

•	consideration of the impact on maintaining our REIT qualification and our exemption from registration under the Investment Company Act.

Financing Strategy
We use leverage to finance a portion of our Agency RMBS portfolio and to seek to increase potential returns to our stockholders. Our use of leverage may, however, have the effect of increasing losses when securities in our portfolio decline in value. Generally, we expect our leverage to be between five and 10 times. Taking into account actions and guidance provided by the Fed about the future path of the target federal funds rate ("federal funds rate"), the Fed's goal of reducing asset purchases, the ongoing interest-rate volatility in the mortgage and bond markets, and prevailing global and U.S. economic market conditions, we currently expect our leverage to remain in the lower end of this range. At December 31, 2015, our leverage ratio was approximately 6.77 to 1, up from 6.44 to 1 at December 31, 2014. We calculate our leverage by dividing our (i) borrowings under repurchase agreements ("repo borrowings") and short- and long-term advances (collectively, "FHLBC Advances") from the Federal Home Loan Bank of Cincinnati ("FHLBC") plus payable for securities purchased minus receivable for securities sold by (ii) stockholders' equity,
We finance our Agency RMBS investments using repo borrowings with a diversified group of broker dealers and commercial and investment banks. Using repo borrowings, we are able to borrow against the value of our assets. Under repurchase agreements, we sell our assets to a counterparty and agree to repurchase the same assets from the counterparty at a price equal to the original sales price plus an interest factor. As a borrower, we are subject to margin calls from counterparties if the value of the collateral that we have posted has declined below the applicable haircut level, which may occur due to prepayments of the mortgages causing the face value of the mortgage pool provided as collateral to the counterparty to decline or when the value of the mortgage pool provided as collateral declines as a result of interest rate movements or spread widening. Currently, the percentage amounts by which the collateral value must exceed the amount borrowed, which we refer to as the haircut, are between 3% and 7%. Our repo borrowings are accounted for as debt for purposes of U.S. generally accepted accounting principles ("GAAP") and secured by the underlying assets. During the period of a repo borrowing, we are entitled to and receive the principal and interest payments on the related assets.
We maintain formal relationships with multiple counterparties that are generally broker dealers and commercial and investment banks for the purpose of obtaining financing on favorable terms and to manage counterparty credit risk. As of December 31, 2015, we had agreements in place with 48 counterparties and had outstanding repo borrowings and short-term FHLBC advances with 35 counterparties in an aggregate amount of approximately $10,662.8 million, or approximately 82% of the fair value of our portfolio, and a weighted-average borrowing rate of 0.50%. We had $425 million of long-term FHLBC advances outstanding at December 31, 2015.
In March 2015, our wholly-owned captive insurance subsidiary, CYS Insurance Services, LLC ("CYS Insurance"), was granted membership in the FHLB system, specifically in the FHLBC. The 11 regional FHLB's provide short- and long-term secured loans, called "advances", to their members. FHLB members may use a variety of real estate related assets, including residential mortgage loans and Agency RMBS, as collateral for advances. Membership of the FHLBC obligates CYS Insurance to purchase FHLBC membership stock and activity stock, the latter being a percentage of the advances it obtains from the FHLBC. On January 12, 2016, the FHFA issued a final rule (the "Final Rule") amending its regulations governing FHLB membership criteria for captive insurance companies. Under this Final Rule, which will become effective on February 19, 2016, CYS Insurance must terminate its membership in the FHLBC within one year of the effective date and will not be permitted to secure any new advances. On January 12, 2016, the FHLBC advised CYS Insurance that it would not renew any short-term FHLBC advances maturing before the effective date, beyond February 8, 2016. Since January 12, 2016, CYS has replaced $1,450.0 million of short-term FHLBC advances with repo borrowings from its other counterparties. Currently, CYS Insurance has $225.0 million of short-term FHLBC advances maturing within 6 months, which will not be permitted to be renewed, and $425.0 million of long-term FHLBC advances with a weighted average maturity of approximately 2.5 years. The long-term FHLBC advances are callable after the one-year anniversary of the advance and every six months thereafter but will have to be repaid on or before February 19, 2017. See Note 17, Subsequent Events.
In the future, we may utilize other financing techniques, which may include, but not necessarily be limited to, the issuance of common stock, secured or unsecured debt, or preferred stock.
Hedging Strategy
We utilize derivative financial instruments to manage the interest rate risk associated with the financing of our investment portfolio. Our most common method of financing Agency RMBS is through repo borrowings, which generally have maturities between 30 and 90 days, but may be longer. The weighted-average life of the Agency RMBS we own is generally much longer than the maturities of our repo borrowings. The difference in maturities, in addition to prepayments, adjustable-rate features of ARMs and other potential changes in timing and amount of cash flows, creates potential interest rate risk. We engage in hedging activities intended to manage changes in interest rates that we expect would impair our ability to continue to finance assets we own at favorable rates. Our hedging techniques are also used in an attempt to protect us against declines in the market value of our assets that result from general trends in debt markets. Our hedging methods have historically consisted of interest rate swaps (a contract exchanging a variable rate for a fixed rate, or vice versa), including cancelable interest rate swaps (swaps that may be canceled at one party's option before expiry), and interest rate caps (a contract protecting against a rise in interest rates above a fixed level). In the future, our hedging methods are likely to continue to consist of interest rate swaps, including cancelable interest rate swaps, and interest rate caps, but may also include interest rate floors (a contract protecting against a decline in interest rates below a fixed level), interest rate collars (a combination of caps and floors), Eurodollar and U.S. Treasury futures and other interest rate and non-interest rate derivative instruments or contracts.
We enter into interest rate swaps to offset the potential adverse effects of rising interest rates on certain repo borrowings. Our repo borrowings generally carry interest rates that correspond to the London Interbank Offered Rate ("LIBOR") for the borrowing periods. Historically, we have sought to enter into interest rate swaps structured such that we receive payments based on a variable interest rate and make payments based on a fixed interest rate. The variable interest rate on which payments are received is calculated based on various reset mechanisms for LIBOR. Additionally, we have entered into interest rate caps structured such that we receive payments based on a variable interest rate being above a fixed cap interest rate. The variable interest rate on which payments are received on interest rate caps is also calculated based on various reset mechanisms for LIBOR. Our interest rate swaps and caps effectively fix or cap our borrowing costs and are not held for speculative or trading purposes. As of December 31, 2015, we had established interest rate swaps and caps of approximately$10,450.0 million, covering approximately 80% of the aggregate fair value of our investment portfolio that has been financed under repo borrowings, FHLBC Advances and payable for securities purchased, or covering approximately 86% of our repo borrowings and short-term FHLBC advances.
Our Portfolio
We invest principally in Agency RMBS, which are residential mortgage pass-through securities, the principal and interest of which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Our current portfolio of Agency RMBS is backed by fixed-rate mortgages and Hybrid ARMs that typically have a fixed coupon for three, five, seven or 10 years, and then pay an adjustable coupon that generally resets annually over a predetermined interest rate index. As of December 31, 2015, our Agency RMBS portfolio consisted of 6.4% forward settling transactions that will be 2016 production when settled; 45.1% 2015 production; 21.6% 2014 production; 18.0% 2013 production; 0.8% 2012 production; 6.2% 2011 production; 1.8% 2010 production and 0.1% 2009 production. In addition to Agency RMBS, from time-to-time we invest in U.S. Treasuries. As of December 31, 2015, our Agency RMBS and U.S. Treasuries (collectively, "Debt Securities") portfolio consisted of the following:

	Face Value	Fair Value	Weighted-Average
Asset Type	(in thousands)		Cost/Face	Fair Value/Face	Yield(1)	Coupon	CPR(2)
15-Year Fixed Rate	$6,238,674	$6,458,865	$103.12	$103.53	2.19%	3.11%	7.9%
20-Year Fixed Rate	51,664	56,102	102.79	108.59	2.18%	4.50%	16.4%
30-Year Fixed Rate	5,779,523	6,045,212	104.44	104.60	2.82%	3.75%	6.2%
Hybrid ARMs(3)	356,991	367,817	102.80	103.03	2.14%	2.95%	17.7%
U.S. Treasuries	100,000	99,711	99.85	99.71	1.03%	0.88%	n/a
Total/Weighted-Average	$12,526,852	$13,027,707	$103.69	$104.00	2.47%	3.39%	7.6%
___________

(1)
This is a weighted-average forward yield calculated based on the cost basis, coupon and CPR, or "Constant Prepayment Rate" of the securities in the Company's portfolio at December 31, 2015. Because the forward yield is based on a projected CPR and assumes no turnover in the securities in the Company's portfolio, the Company expects the yield it realizes after December 31, 2015 will vary from those included in the table.

(2)
CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year. Specifically, the CPR is an annualized version of the prior three month prepayment rate. Securities with no prepayment history are excluded from this calculation.

(3)
The weighted-average months to reset of our Hybrid ARM portfolio was 72.1 at December 31, 2015. "Months to reset" is the number of months remaining before the fixed rate on a Hybrid ARM becomes a variable rate. At the end of the fixed period, the variable rate will be determined by the margin and the pre-specified caps of the ARM. After the fixed period, 100% of the Hybrid ARMs in the portfolio reset annually.

We also held $50.0 million of other investments as of December 31, 2015. Other investments are comprised of $42.0 million of FHLBC stock and $8.0 million of real estate assets as of December 31, 2015.
Risk Management Strategy
Our board of directors exercises its oversight of risk management in many ways, including overseeing our senior management's risk-related responsibilities and reviewing management and investment policies and performance against these policies and related benchmarks.
As part of our risk management process, we actively manage the interest rate, liquidity, prepayment and counterparty risks associated with our Agency RMBS portfolio. This process includes monitoring various stress test scenarios on our portfolio. We seek to manage our interest rate risk exposure by entering into various derivative instruments in order to minimize our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs.
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
Employees
As of January 31, 2016, we had 15 employees.
Additional Information
We have made available on our website at www.cysinv.com copies of the charters of the committees of our board of directors, our code of business conduct and ethics, our corporate governance guidelines and any materials we file with the SEC. All filings we make with the SEC are also available on our website. Information on our website is not part of this Annual Report on Form 10-K. All reports filed with the SEC may be read and copied at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. Further information regarding the operation of the public reference room may be obtained by calling 1 (800) SEC-0330. In addition, all of our reports filed with the SEC can be obtained at the SEC's website at www.sec.gov.
Item 1A. Risk Factors

Investment in our capital stock involves significant risks. Our business, financial condition, liquidity and results of operations could be materially and adversely affected by these risks. The risk factors set forth below are not all of the risks that may affect us. Some statements in this report, including statements in the following risk factors, constitute forward looking statements. Please refer to the section entitled "Forward Looking Statements."
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
A significant risk associated with our investment in Agency RMBS is that both long-term and short-term interest rates will increase significantly. If long-term rates were to increase significantly, the market value of our Agency RMBS would decline, and the duration and weighted average life of the investments would increase. We could realize a loss if the securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on our repo borrowings used to finance the purchase of Agency RMBS, which would decrease cash available for distribution to our stockholders. Using this business model, we are particularly susceptible to the effects of an inverted yield curve, where short-term rates are higher than long-term rates. Although rare in a historical context, many countries in Europe have experienced inverted yield curves in recent months. Given the volatile nature of the U.S. economy since the end of the third round of quantitative easing ("QE3"), and the Federal Reserve's recent increase in short-term interest rates, there can be no guarantee that the yield curve will not become and/or remain inverted.
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
We leverage our portfolio investments in Debt Securities through repo borrowings and other secured forms of borrowing (including FHLB Advances). Leverage can enhance our potential returns, but can also exacerbate losses. As of December 31, 2015, our leverage ratio (calculated by dividing our (i) repo borrowings and FHLBC Advances balances plus payable for securities purchased minus receivable for securities sold by (ii) stockholders' equity) was approximately 6.77 to 1.

Our access to financing depends on a number of factors over which we have little or no control, including:

•	general market conditions;

•	the lender's view of the quality of our assets;

•	the lender's perception of the credit risk of the Company;

•	our current and potential earnings and cash distributions; and

•	the market prices for shares of our common stock.

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
We currently use repo borrowings and FHLBC Advances to finance our investments in Debt Securities. Our repurchase agreements allow the lenders, to varying degrees, to determine a new market value of the collateral to reflect current market conditions. If the market value of the securities pledged or sold by us to a funding source declines, we may be required by the lender to provide additional collateral or pay down a portion of the funds advanced on minimal notice, which is known as a margin call. Posting additional collateral will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. Additionally, in order to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations and financial condition, and may impair our ability to maintain our current level of distributions to our stockholders. We receive margin calls from our repo borrowing counterparties from time to time in the ordinary course of business similar to other entities in the specialty finance business. As of December 31, 2015, we had approximately $1,121.1 million, or 66.2% of our stockholders' equity, in Agency RMBS, U.S. Treasuries, cash and cash equivalents available to satisfy future margin calls. In the event we do not have sufficient liquidity to satisfy these margin calls, lending institutions can accelerate our indebtedness, increase our borrowing rates, liquidate our collateral and terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for protection under the U.S. Bankruptcy Code.
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
We currently hedge against interest rate risk. Our hedging activity varies in scope based on the level and volatility of interest rates, the type of portfolio investments held, our outlook, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

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

The membership of our captive insurance company, CYS Insurance Services, LLC, in the FHLBC will be terminated, and any advances outstanding to CYS Insurance from the FHLBC will be repaid on or before February 19, 2017 and could result in a loss.

On January 12, 2016, the FHFA issued a Final Rule concerning FHLB membership criteria . The Final Rule, which becomes effective on February 19, 2016 (the “Effective Date”), among other things, requires termination of captive insurance companies as members of the FHLB system. Under the Final Rule, CYS Insurance is ineligible to continue as a member of the FHLBC past February 2017. All short-term FHLBC advances that become due prior to the Effective Date cannot be renewed, and all FHLBC Advances that become due after the Effective Date, cannot be renewed and/or must be repaid on or before February 2017. No assurance can be given that we will be able to refinance our outstanding FHLBC Advances at similar rates, and unwinding our FHLBC Advances could result in a loss.

Adoption of the Basel III standards and other proposed supplementary regulatory standards may negatively impact our access to financing or affect the terms of our future financing arrangements.
In response to various financial crises and the volatility of financial markets, the Basel Committee on Banking Supervision adopted the Basel III standards several years ago. The final package of Basel III reforms was approved by the G20 leaders in November 2010. In January 2013, the Basel Committee agreed to delay implementation of the Basel III standards and expanded the scope of assets permitted to be included in a bank's liquidity measurement. In 2014, the Basel Committee announced that it would propose additional changes to capital requirements for banks over the next few years.
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
Our repo borrowings may qualify for special treatment under the U.S. Bankruptcy Code, giving our lenders the ability to avoid the automatic stay provisions of the U.S. Bankruptcy Code and take possession of and liquidate our collateral under the repurchase agreements without delay if we file for bankruptcy. Furthermore, the special treatment of repurchase agreements under the U.S. Bankruptcy Code may make it difficult for us to recover our pledged assets in the event that any of our lenders file for bankruptcy. Thus, the terms of repurchase agreements expose our pledged assets to risk in the event of a bankruptcy filing by either our lenders or us. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970 or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our collateral under a repurchase agreement or to be compensated for any damages resulting from the lender's insolvency may be further limited by those statutes.
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
When we engage in a repo borrowing, we initially sell securities to the transaction counterparty under a master repurchase agreement in exchange for cash from the counterparty. The counterparty is obligated to resell the same securities back to us at the end of the term of the repo borrowing, which typically is 30 to 90 days, but may be longer. If the counterparty in a repurchase transaction defaults on its obligation to resell the securities back to us, we will incur a loss on the transaction equal to the amount of the haircut (assuming no change in the value of the securities). Losses incurred on our repurchase transactions would adversely affect our earnings and our cash available for distribution to our stockholders.
If we default on our obligations under our repurchase agreements, we may be unable to establish a suitable replacement facility on acceptable terms or at all.
If we default on one of our obligations under a repurchase agreement, the counterparty may terminate the agreement and cease entering into any new repurchase agreements with us. In that case, we would likely need to establish a replacement repurchase facility with another financial institution in order to continue to leverage our investment portfolio and carry out our investment strategy. We may be unable to establish a suitable replacement repurchase facility on acceptable terms or at all.
Loss of our exemption from regulation under the Investment Company Act would negatively affect the value of shares of our common stock and our ability to distribute cash to our stockholders.
We have operated and intend to continue to operate our business so as to be exempt from registration under the Investment Company Act because we are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." Specifically, we invest and intend to continue to invest so that at least 55% of the assets that we own on an unconsolidated basis consist of qualifying mortgages and other liens and interests in real estate, which are collectively referred to as "qualifying real estate assets," and so that at least 80% of the assets we own on an unconsolidated basis consist of real estate related assets (including our qualifying real estate assets). We treat Fannie Mae, Freddie Mac and Ginnie Mae whole-pool residential mortgage pass-through securities issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate assets. Although CMOs are real estate related assets, they are not "qualifying real estate assets" for purposes of the Investment Company Act.
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
The payments we receive on the Agency RMBS in which we invest depend upon a steady stream of payments on the mortgages underlying the securities and are guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. Ginnie Mae is part of a U.S. government agency and its guarantees are backed by the full faith and credit of the United States. Fannie Mae and Freddie Mac are U.S. government-sponsored entities ("GSEs"), but their guarantees are not backed by the full faith and credit of the United States.
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

The problems faced by Fannie Mae and Freddie Mac resulting in their being placed into federal conservatorship have resulted in proposed legislation to restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac. If federal policy makers decide that the U.S. government's role in providing liquidity for the residential mortgage market should be reduced or eliminated, each of Fannie Mae and Freddie Mac could be dissolved and the U.S. government could decide to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically, we would not be able to acquire Agency RMBS from these companies, which would drastically reduce the amount and type of Agency RMBS available for investment. As of December 31, 2015, substantially all of our investments had the principal and interest guaranteed by either Fannie Mae, Freddie Mac, or Ginnie Mae, or were U.S. Treasuries.
Our income could be negatively affected in a number of ways depending on the manner in which related events unfold. For example, the current credit support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could have the effect of lowering the interest rate we receive from Agency RMBS, thereby tightening the spread between the interest we earn on our portfolio of targeted investments and our cost of financing that portfolio. A reduction in the supply of Agency RMBS could also increase the prices of Agency RMBS we seek to acquire, thereby reducing the spread between the interest we earn on our portfolio of targeted assets and our cost of financing that portfolio.
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
We cannot predict the impact, if any, on our earnings or cash available for distributions to our stockholders of the FHFA's proposed revisions to Fannie Mae's, Freddie Mac's and Ginnie Mae's existing infrastructures to align the standards and practices of the three entities.
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
The first such goal is to replace the current infrastructures of Fannie Mae and Freddie Mac with a common, more efficient infrastructure that aligns the standards and practices of the two entities, beginning with core functions performed by both entities such as issuance, master servicing, bond administration, collateral management and data integration. The FHFA has taken steps to establish a common securitization platform ("CSP") for residential mortgage-backed securities reflecting the feedback from a broad cross-section of industry participants. In September 2015, the FHFA released an update on the CSP, detailing progress made in the development of a new infrastructure for the securitization of single-family mortgages by Fannie Mae and Freddie Mac. Developing the CSP is a key goal of FHFA's 2014 Strategic Plan for the Conservatorships of Fannie Mae and Freddie Mac. The update includes details on the organizational structure of Common Securitization Solutions, LLC, a joint venture company that was established by Fannie Mae and Freddie Mac to lead the work on this project. In addition, the update looks ahead to the anticipated announcement in 2016 of an implementation date for the initial software release that will allow use of the CSP by Freddie Mac, followed by the second software release that will enable both Freddie Mac and Fannie Mae to use the CSP to issue single mortgage-backed securities.
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
Over the last few years, the U.S. government, through the Federal Housing Administration ("FHA"), the U.S. Treasury and the Federal Deposit Insurance Corporation ("FDIC"), has implemented a variety of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. These and any future programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. It is likely that loan modifications would result in increased prepayments on some Agency RMBS. Prepayment rates could negatively affect the value of our Agency RMBS, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders," for information relating to the impact of prepayments on our business. These initiatives, any future loan modification programs and future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, the Agency RMBS, U.S. Treasuries, CMOs and U.S. Agency Debentures in which we invest.
Prepayment rates could negatively affect the value of our Agency RMBS, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders.
In the case of residential mortgage loans, there are seldom any restrictions on borrowers' abilities to prepay their loans. Homeowners tend to prepay mortgage loans faster when applicable mortgage interest rates decline. Consequently, owners of the loans have to reinvest the money received from the prepayments at the lower prevailing interest rates. Conversely, homeowners tend not to prepay mortgage loans when mortgage interest rates remain steady or increase. Consequently, owners of the loans are unable to reinvest money that would have otherwise been received from prepayments at the higher prevailing interest rates. Fannie Mae, Freddie Mac or Ginnie Mae guarantees of principal and interest related to the Agency RMBS we own do not protect us against prepayment risks. This volatility in prepayment rates may affect our ability to maintain targeted amounts of leverage on our Agency RMBS portfolio and may result in reduced earnings or losses for us and negatively affect the cash available for distribution to our stockholders.
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
Our forward settling transactions, including "to-be-announced" transactions ("TBAs"), subject us to certain risks, including price risks and counterparty risks.
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
We are dependent on our key personnel, and the loss of such key personnel could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
We are dependent on the efforts of our key officers and employees, especially Kevin E. Grant, our Chief Executive Officer, President and Chief Investment Officer. Although we have an employment agreement with Mr. Grant, we cannot assure you that he will remain employed with us. The loss of Mr. Grant's services could have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
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
The cost of using hedging instruments increases as the duration of the hedge increases and in periods of rising and/or volatile interest rates. Despite this, we may increase our hedging duration and/or enter into hedges during periods when interest rates are volatile or rising, and in such cases our hedging costs will increase.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") established a comprehensive new regulatory framework for derivative transactions commonly referred to as "swaps." As a result, any investment fund that trades in swaps may be considered a "commodity pool," which would cause its operators (and in some cases the fund's directors) to be regulated as "commodity pool operators" ("CPOs"). Under new rules adopted by the U.S. Commodity Futures Trading Commission (the "CFTC"), those funds that become commodity pools solely because of their use of swaps must register with the National Futures Association ("NFA"). Registration requires compliance with the CFTC's regulations and the NFA's rules with respect to capital raising, disclosure, reporting, recordkeeping and other business conduct. However, the CFTC's Division of Swap Dealer and Intermediary Oversight has issued a no-action letter saying, although it believes that mortgage REITs are properly considered commodity pools, it would not recommend that the CFTC take enforcement action against the operator of a mortgage REIT who does not register as a CPO if, among other things, the mortgage REIT limits the initial margin ("IM") and premiums required to establish its swaps, futures and other commodity interest positions to not more than five percent of its total assets, the mortgage REIT limits the net income derived annually from those commodity interest positions that are not qualifying hedging transactions to less than five percent of its gross income and interests in the mortgage REIT are not marketed to the public as or in a commodity pool or otherwise as or in a vehicle for trading in the commodity futures, commodity options or swaps markets.
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
If we decide to issue debt securities in the future, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. We have issued and outstanding an aggregate of 3,000,000 shares of our 7.75% Series A Cumulative Redeemable Preferred Stock and 8,000,000 shares of our 7.50% Series B Cumulative Redeemable Preferred Stock. Other classes or series of our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to make a distribution to the holders of our common stock. We, and indirectly our stockholders, will bear the cost of issuing and servicing such securities. Holders of debt securities may be granted specific rights, including, but not limited to, the right to hold a perfected security interest in certain of our assets, the right to accelerate payments due under the indenture, rights to restrict dividend payments and rights to approve the sale of assets. Such additional restrictive covenants, operating restrictions and preferential dividends could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay distributions to our stockholders.
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
In March 2010, our board of directors amended our investment guidelines to allow us to invest in CMOs. CMOs are securitizations issued by a government agency or a government-sponsored entity that are collateralized by Agency RMBS that are divided into various tranches that have different characteristics (such as different maturities or different coupon payments), and, therefore, may carry greater risk than an investment in whole-pool Agency RMBS. For example, certain CMO tranches, such as interest-only securities, principal-only securities, support securities and securities purchased at a significant premium, are more sensitive to prepayment risks than other tranches or whole-pool Agency RMBS. In addition, the yield on floating interest rate tranches and inverse floating rate tranches are sensitive to changes in the interest rate index used to calculate the coupon on such classes. Although we owned no CMOs in 2015, 2014 or 2013, if we were to invest in CMO tranches that were more sensitive to prepayment risks relative to other CMO tranches or whole-pool Agency RMBS, we may increase our portfolio-wide prepayment and interest rate risk.
Risks Related to Our Organization and Structure
Our charter and bylaws contain provisions that may inhibit potential acquisition bids that you and other stockholders may consider favorable, and the market price of our common stock may be lower as a result.
Our charter and bylaws contain provisions that may have an anti-takeover effect and inhibit a change in our board of directors. In order to qualify as a REIT for each taxable year after 2006, not more than 50% of the value of our outstanding capital stock may be owned, directly or constructively, by five or fewer individuals (as defined under the Internal Revenue Code of 1986, as amended (the "Code"), to include natural persons and certain entities) during the second half of any calendar year and our shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of twelve months or during a proportionate part of a shorter taxable year. To assist us in meeting these requirements, subject to some exceptions, our charter generally prohibits any stockholder from beneficially or constructively owning more than 9.8% in value or number of shares, whichever is more restrictive, of any class or series of our outstanding capital stock unless an exemption is granted by our board of directors in its sole discretion.
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
Certain provisions of the Maryland General Corporation Law ( the "MGCL") may have the effect of inhibiting a third party from making a proposal to acquire us or impeding a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock, including:

•
"business combination" provisions that, subject to limitations, prohibit certain business combinations between us and an "interested stockholder" (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter special stockholder voting requirements on these combinations; and

•
"control share" provisions that provide that "control shares" of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of "control shares") have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

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

Until such time as we seek and receive a favorable private letter ruling from the Internal Revenue Service (the "IRS"), or we are advised by counsel that contracts for forward settling transactions should be treated as qualifying assets for purposes of the 75% asset test, we will limit our net investment in contracts for forward settling transactions and any non-qualifying assets to no more than 25% of our assets at the end of any calendar quarter and will limit our investments in contracts for forward settling transactions with a single counterparty to no more than 5% of our total assets at the end of any calendar quarter. Further, until such time as we seek and receive a favorable private letter ruling from the IRS or we are advised by counsel that income and gains from the disposition of contracts for forward settling transactions should be treated as qualifying income for purposes of the 75% gross income test, we will limit our gains from dispositions of contracts for forward settling transactions and any non-qualifying income to no more than 25% of our gross income for each calendar year. Accordingly, our ability to purchase Agency RMBS through contracts for forward settling transactions and to dispose of contracts for forward settling transactions, through dollar roll transactions or otherwise, could be limited.
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
Withholding tax may apply to our dividends and, after December 31, 2018, to proceeds of sales in respect of our stock.
U.S. federal withholding tax at a 30% rate will apply to payments of dividends and, after December 31, 2018, to gross proceeds from sales of our stock made to foreign financial institutions (and certain of their affiliates) unless the payee foreign financial institution agrees with the IRS, or in some cases its home country government, among other things, to disclose the identity of certain U.S. persons and U.S.-owned foreign entities with accounts at the institution (or the institution's affiliates) and to annually report certain information about such accounts. The withholding tax also will apply to payments of dividends and gross proceeds of sales to certain foreign entities that do not disclose the name, address and taxpayer identification number of any substantial U.S. owners (or certify that they do not have any substantial U.S. owners).
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
The maximum tax rate applicable to "qualified dividend income" payable to U.S. stockholders that are taxed at individual rates is 20% (plus the 3.8% surtax on net investment income, if applicable). Dividends payable by REITs, however, are generally not eligible for the reduced rates on qualified dividend income. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our stock.
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
Even if we remain qualified for federal income taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets. Any of these taxes would decrease cash available for distribution to our stockholders.
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
Item 4. Mine Safety Disclosures
None.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market and Dividend Information
Our common stock has been listed and is traded on the New York Stock Exchange ("NYSE") under the symbol "CYS" since June 12, 2009. We intend to continue to pay quarterly dividends to holders of shares of common stock. Future dividends will be at the discretion of the board of directors and will depend on our earnings and financial condition, maintenance of our REIT qualification, restrictions on making distributions under Maryland law and such other factors as our board of directors deems relevant. The following table presents the high and low sales prices for our common stock as reported by the NYSE and dividends declared for the period from January 1, 2014 to December 31, 2015.

	High	Low	Common Dividends Declared Per Share
Quarter Ended December 31, 2015	$8.10	$7.12	$0.26
Quarter Ended September 30, 2015	8.14	7.18	0.26
Quarter Ended June 30, 2015	9.19	7.73	0.28
Quarter Ended March 31, 2015	9.22	8.59	0.30
Quarter Ended December 31, 2014	9.28	8.34	0.30
Quarter Ended September 30, 2014	9.43	8.24	0.30
Quarter Ended June 30, 2014	9.24	8.13	0.32
Quarter Ended March 31, 2014	8.92	7.41	0.32
Holders of Our Common Stock
As of January 31, 2016, there were 284 record holders of our common stock, including shares held in "street name" by nominees who are record holders.

Issuer Purchases of Equity Securities
The following table summarizes purchases of equity securities during the quarter ended December 31, 2015 by the Company and affiliated purchasers (dollars in thousands except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Dollar Value of Shares That May Yet Be Purchased (1)
October 1, 2015 - October 31, 2015	750,484	$7.74	$178,066
November 1, 2015 - November 30, 2015 (2)	1,573,860	7.62	166,109
December 1, 2015 - December 31, 2015	739,240	7.17	160,796
Total	3,063,584	$7.54
 __________________

(1)
The Company repurchases shares of its common stock in open-market transactions pursuant to its share repurchase program, authorized by its Board of Directors and publicly announced on July 21, 2014. Pursuant to this authority, the Company may repurchase shares of its common stock up to $250 million in aggregate value. Since July 21, 2014, the Company has repurchased approximately $89.2 million in aggregate value of its common stock, and accordingly, the Company had approximately $160.8 million remaining authorized to repurchase shares of its common stock as of December 31, 2015.

(2)
Includes 7,800 shares purchased during November 2015 at a price per share of $7.78 to satisfy withholding obligations on the vesting of restricted shares. The price paid per share was the then closing price of our common stock on the New York Stock Exchange ("NYSE"). These 7,800 shares are not included in "Dollar Value of Shares That May Yet Be Purchased".

Performance Graph
The following graph and table set forth certain information comparing the yearly percentage change in cumulative total return on our common stock to the cumulative total return of the Standard & Poor's 500 Composite Stock Price Index (the "S&P 500") and the FTSE National Association of Real Estate Investment Trusts Mortgage REIT Index (the "FTSE NAREIT MREIT Index"). The comparison is for the period from December 31, 2010 to December 31, 2015 and assumes (i) an investment of $100 on December 31, 2010, and (ii) the reinvestment of all dividends.
The actual returns shown on the graph above are as follows:

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
CYS Investments, Inc.	$100	$121	$130	$94	$128	$120
FTSE NAREIT MREIT	100	98	117	115	135	123
S&P 500 Total Return	100	102	118	157	178	181

The information in the share performance graph and table has been obtained from sources believed to be reliable. The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future share performance.
Equity Compensation Plans
Information about securities authorized for issuance under our equity compensation plans required for this Item 5 is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2016 annual meeting of stockholders.
Item 6. Selected Financial Data
The following table presents selected historical financial and operating information. The selected historical income statement and balance sheet data presented below as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 has been derived from our audited consolidated financial statements. The "Key Performance Metrics" have been derived from our underlying books and records.
The information presented below is only a summary and does not provide all of the information contained in our historical financial statements, including the related notes. You should read it in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our historical consolidated financial statements, including the related notes.

	Year Ended December 31,
(In thousands, except per share numbers)	2015	2014	2013	2012	2011
Income Statement Data:
Interest income:
Interest income from Agency RMBS	$328,286	$301,996	$330,430	$288,960	$228,768
Other interest income	2,909	15,080	1,481	4,286	4,129
Total interest income	331,195	317,076	331,911	293,246	232,897
Interest expense:
Repurchase agreement and short-term FHLBC advances interest expense	43,074	33,825	52,763	44,117	18,789
Long-term FHLBC advances interest expense	3,055	—	—	—	—
Total interest expense	46,129	33,825	52,763	44,117	18,789
Net interest income	285,066	283,251	279,148	249,129	214,108
Other income (loss):
Net realized gain (loss) on investments	13,652	132,563	(595,116)	203,846	35,756
Net unrealized gain (loss) on investments	(129,764)	233,763	(314,530)	23,023	225,660
Net unrealized gain (loss) on long-term FHLBC advances	1,299	—	—	—	—
Other income	867	269	120	80	—
Subtotal	(113,946)	366,595	(909,526)	226,949	261,416
Swap and cap interest expense	(100,110)	(90,812)	(93,497)	(60,776)	(55,487)
Net realized and unrealized gain (loss) on swap and cap contracts	(54,932)	(110,542)	269,128	(21,990)	(104,915)
Net gain (loss) from swap and cap contracts	(155,042)	(201,354)	175,631	(82,766)	(160,402)
Total other income (loss)	(268,988)	165,241	(733,895)	144,183	101,014
Expenses:
Compensation and benefits	12,121	14,105	12,599	12,264	7,837
General, administrative and other	8,722	8,778	8,436	8,261	15,352
Total expenses	20,843	22,883	21,035	20,525	23,189
Net income (loss)	$(4,765)	$425,609	$(475,782)	$372,787	$291,933
Dividend on preferred stock	(20,813)	(20,812)	(15,854)	(2,405)	—
Net income (loss) available to common stockholders	$(25,578)	$404,797	$(491,636)	$370,382	$291,933
Net income (loss) per common share basic & diluted	$(0.17)	$2.50	$(2.90)	$2.64	$3.66
Distributions per common share	$1.10	$1.24	$1.32	$2.37	$2.25

Key Balance Sheet Metrics
Average settled Debt Securities (1)	$12,962,340	$12,198,178	$14,813,725	$12,391,404	$7,352,591
Average total Debt Securities (2)	$14,223,921	$13,910,227	$17,806,279	$16,303,745	$8,581,091
Average repurchase agreements and FHLBC Advances (3)	$11,395,383	$10,559,856	$12,836,246	$10,822,005	$6,519,272
Average Debt Securities liabilities (4)	$12,656,964	$12,271,905	$15,828,800	$14,734,346	$7,747,772

	Year Ended December 31,
(In thousands, except per share numbers)	2015	2014	2013	2012	2011
Average stockholders' equity (5)	$1,856,455	$1,922,938	$2,145,397	$1,961,336	$988,976
Average common shares outstanding (6)	156,686	161,950	170,803	140,364	79,726
Leverage ratio (at period end) (7)	6.77:1	6.44:1	6.97:1	7.69:1	7.74:1
Key Performance Metrics
Average yield on settled Debt Securities (8)	2.56%	2.60%	2.24%	2.37%	3.17%
Average yield on total Debt Securities including drop income (9)	2.56%	2.72%	2.39%	2.40%	3.09%
Average cost of funds(10)	0.40%	0.32%	0.41%	0.41%	0.29%
Average cost of funds and hedge (11)	1.28%	1.18%	1.14%	0.97%	1.14%
Adjusted average cost of funds and hedge (12)	1.16%	1.02%	0.92%	0.71%	0.96%
Interest rate spread net of hedge (13)	1.28%	1.42%	1.10%	1.40%	2.03%
Interest rate spread net of hedge including drop income (14)	1.40%	1.70%	1.47%	1.69%	2.13%
Operating expense ratio (15)	1.12%	1.19%	0.98%	1.05%	2.34%
Total stockholder return on common equity (16)	(0.38)%	27.06%	(20.66)%	20.43%	31.75%
_________

(1)	Our "Debt Securities" consist of Agency RMBS and U.S. Treasuries. Average settled Debt Securities is calculated by averaging the month-end cost basis of settled Debt Securities during the period.

(2)	Average total Debt Securities is calculated by averaging the month-end cost basis of total Debt Securities during the period.

(3)	The average repurchase agreement borrowings and FHLBC Advances are calculated by averaging the month end repurchase agreements and FHLBC Advances balances during the period.

(4)	The average Debt Securities liabilities are calculated by adding the average month end repurchase agreements and FHLBC Advances balances plus average unsettled Debt Securities during the period.

(5)	Average stockholders' equity is calculated by averaging the month-end stockholders' equity during the period.

(6)	Average common shares outstanding are calculated by averaging the daily common shares outstanding during the period.

(7)
Leverage ratio is calculated by dividing (i) the Company's repurchase agreements and FHLBC Advances balance plus payable for securities purchased minus receivable for securities sold by (ii) stockholders' equity.

(8)	Average yield on Debt Securities for the period is calculated by dividing total interest income by average settled Debt Securities.

(9)
Average yield on total Debt Securities including drop income for the period is calculated by dividing total interest income plus drop income by average total Debt Securities. Drop income was $32.6 million, $60.7 million, $94.5 million, $97.4 million and $32.3 million for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively. Drop income is a component of our net realized and unrealized gain (loss) on investments on our statement of operations. Drop income is the difference between the spot price and the forward settlement price for the same security on trade date. This difference is also the economic equivalent of the assumed net interest margin (yield minus financing costs) of the bond from trade date to settlement date. We derive drop income through utilization of forward settling transactions.

(10)	Average cost of funds for the period is calculated by dividing repurchase agreement and FHLBC Advances interest expense by average repurchase agreements and FHLBC Advances for the period.

(11)	Average cost of funds and hedge for the period is calculated by dividing repurchase agreement, FHLBC Advances and swap and cap interest expense by average repurchase agreements and FHLBC Advances.

(12)	Adjusted average cost of funds and hedge for the period is calculated by dividing repurchase agreement, FHLBC Advances and swap and cap interest expense, by average Debt Securities liabilities.

(13)	Interest rate spread net of hedge for the period is calculated by subtracting average cost of funds and hedge from average yield on settled Debt Securities.

(14)
Interest rate spread net of hedge including drop income for the period is calculated by subtracting adjusted average cost of funds and hedge from average yield on total Debt Securities including drop income.

(15)	Operating expense ratio for the period is calculated by dividing annualized operating expenses by average stockholders' equity.

(16)	Calculated by change in book value plus dividend distributions on common stock.

	As of December 31,
(in thousands, except per share numbers)	2015	2014	2013	2012	2011
Balance Sheet Data:
Investments in securities, at fair value	$13,027,707	$14,601,507	$13,858,848	$20,854,773	$9,466,128
Total assets	14,330,704	14,895,863	14,633,064	21,057,496	9,518,057
Repurchase agreements and other debt	11,086,477	11,289,559	11,206,950	13,981,307	7,880,814
Stockholders' equity	1,694,614	1,975,168	1,768,656	2,402,662	1,077,458
Book value per common share	$9.36	$10.50	$9.24	$13.31	$13.02
Core Earnings
"Core earnings" represents a non-GAAP financial measure and is defined as net income (loss) available to common stockholders excluding net realized gain (loss) on investments, net unrealized gain (loss) on investments, net realized and unrealized gain (loss) on swap and cap contracts, and net unrealized gain (loss) on long-term FHLBC advances. Management uses core earnings to evaluate the effective yield of the portfolio after interest and operating expenses. In addition, management utilizes core earnings as a key metric, in conjunction with other portfolio and market factors, to determine the appropriate leverage and hedging ratios, as well as the overall structure of the portfolio. The Company believes that providing users of the Company's financial information with such measures, in addition to the related GAAP measures, gives investors and stockholders greater transparency and insight into the information used by the Company's management in its financial and operational decision-making.
The primary limitation associated with core earnings as a measure of the Company's financial performance over any period is that it excludes the effects of net realized and unrealized gain (loss) on investments, swaps and caps and long-term FHLBC advances. In addition, the Company's presentation of core earnings may not be comparable to similarly-titled measures of other companies, which may use different calculations. As a result, core earnings should not be considered a substitute for the Company's GAAP net income (loss) as a measure of its financial performance or any measure of its liquidity under GAAP.

	Year Ended December 31,
(in thousands, except per share numbers)	2015	2014	2013	2012	2011
Non-GAAP Reconciliation:
Net income (loss) available to common stockholders	$(25,578)	$404,797	$(491,636)	$370,382	$291,933
Net realized (gain) loss on investments	(13,652)	(132,563)	595,116	(203,846)	(35,756)
Net unrealized (gain) loss on investments	129,764	(233,763)	314,530	(23,023)	(225,660)
Net realized and unrealized gain (loss) on swap and cap contracts	54,932	110,542	(269,128)	21,990	104,915
Net unrealized (gain) loss on long-term FHLBC advances	(1,299)	—	—	—	—
Core earnings	$144,167	$149,013	$148,882	$165,503	$135,432
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

CYS Investments, Inc. (the "Company", "we", "us", and "our") is a specialty finance company created with the objective of achieving consistent risk-adjusted investment income. Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide the reader of the Company's consolidated financial statements and accompanying notes with a narrative from management to provide its perspective on the business underlying those financial statements and its financial condition and results of operations during the periods presented. The Company's MD&A is comprised of four sections:

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
We earn income from our investment portfolio, currently comprised principally of Agency RMBS and U.S. Treasuries (collectively, "Debt Securities"). We currently fund our investments primarily through borrowings under repurchase agreements ("repo borrowings"), and loans from the Federal Home Loan Bank of Cincinnati ("FHLBC"), which provides short-term and long-term secured loans, called "advances," to its members. We use leverage to seek to enhance our returns, although leverage may also exacerbate losses. Our net interest income is generated primarily from the net spread, or difference, between the interest income we earn on our investment portfolio and the cost of our borrowings and hedging activities. The amount of net interest income we earn on our investments depends in part on our ability to control our financing costs.
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
In March 2015, our captive insurance subsidiary, CYS Insurance was granted membership in the FHLBC and commenced obtaining FHLBC Advances from the FHLBC in the form of secured borrowings. On January 12, 2016, the FHFA issued a Final Rule governing FHLB membership criteria for captive insurance companies. The Final Rule defines "insurance company" to exclude "captive insurers". Under this Final Rule, which will become effective on February 19, 2016, CYS Insurance must terminate its membership in the FHLBC within one year of the effective date and will not be permitted to secure any new advances. On January 12, 2016, the FHLBC advised CYS Insurance that it would not be possible to renew any short-term FHLBC advances that mature before the effective date beyond February 8, 2016. CYS has replaced $1,450.0 million of its short-term FHLBC advances with repo borrowings from its other counterparties. Currently, CYS Insurance has $225.0 million of short-term FHLBC advances maturing within 6 months, which will not be renewed, and $425.0 million of long-term FHLBC advances with a weighted-average maturity of approximately 2.5 years. The long-term FHLBC advances are callable after the one-year anniversary of the advance and every six months thereafter, but will have to be repaid on or before February 19, 2017. As of December 31, 2015, CYS Insurance had a $42.0 million investment in stock in the FHLBC as required to support a specified percentage of FHLBC Advances. The FHLBC repaid $16.0 million of this investment on January 27, 2016. CYS does not expect the new regulations to materially adversely affect its core business and operations.
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

•	interest rate trends;

•	prepayment rates on mortgages underlying our Agency RMBS, and credit trends insofar as they affect prepayment rates;

•	competition for investments in Agency RMBS;

•	actions or inactions taken by the U.S. government, including the Fed and the U.S. Treasury;

•	credit rating downgrades of the United States' and certain European countries' sovereign debt; and

•	other market developments.
In addition, a variety of factors relating to our business may also impact our results of operations and financial condition. These factors include:

•	our degree of leverage;

•	our access to funding and borrowing capacity;

•	our borrowing costs;

•	our hedging activities;

•	the market value of our investments; and

•	the REIT requirements and the requirements to qualify for a registration exemption under the Investment Company Act.
Changes in interest rates may significantly influence our net income and book value, or stockholders' equity.
Prepayments on loans and securities may be influenced by changes in market interest rates and homeowners' ability and desire to refinance their mortgages. To the extent we have acquired assets at a premium or discount to face value, changes in prepayment rates will impact our anticipated yield.

Trends and Recent Market Activity

Overview

Our business is largely influenced by interest rates and credit conditions principally in the United States, but is also influenced, to a lesser extent, by global financial conditions. Our earnings power benefits from a steep yield curve, and the volatility of our book value is affected by the volatility of long-term interest rates and mortgage rates.

Although interest rates from the beginning to end of 2015 did not change significantly, prices of our Agency RMBS and hedges both declined, primarily due to tightening swap spreads and a continued flattening yield curve. From December 31, 2014, the yield on 5-year Treasury Securities ("U.S. Treasuries") increased 11 basis points ("bps") to 1.76% and the yield on 10-year U.S. Treasuries increased 10 bps to 2.27% on December 31, 2015. For the same period 5-year swap rates decreased 3 bps to 1.74% and 7-year swap rates decreased 9 bps to 1.95%. The trend to swap spread tightening commenced around June, 2015 and even turned negative compared to U.S. Treasuries in November 2015. Many factors contributed to the pressures on swap spreads, including the ongoing intensification of the regulatory environment, continuing pressure on bank and dealer balance sheets, higher corporate bond issuances and associated hedging activity, and ongoing liquidations of U.S. Treasuries by foreign central banks and large sovereign wealth funds. Resulting from all these factors, mortgages repriced broadly and by the end of 2015, prices of Fannie Mae 30-year 4% RMBS had fallen by 0.87% and Fannie Mae 15-year 3% RMBS by 0.85%.

The performance of the mortgage market reflects its correlation to other markets for risk assets including the commercial mortgage market, corporate bond market, the high yield bond market, and equities. The weak performance of these other risk markets was driven by growing sentiment that the weakness in global economies would spill into the U.S. economy and cause an economic slowdown in North America. Agency RMBS, while guaranteed by GSEs, were not immune from these market sentiments. During 2015, interest rates on mortgages and corporate bonds rose with corporate bond spreads widening and prices of corporate bond Exchange Traded Funds ("ETFs") falling between 8% and 12% over 2015. As swap spreads tend to follow corporate risk and mortgages tend to follow swaps, there was a decline in prices of both swaps and mortgages. The performance of Agency

RMBS and our hedges caused our book value per share to decline in the year ended December 31, 2015. We continue to anticipate volatile Agency RMBS markets. As of December 31, 2015, we had substantial available liquidity of $1.12 billion, or 66.2% of our equity.

The graphs below illustrate the interest rate and spread movements described above:

— Interest Rates, Unemployment and Other Macroeconomic Trends

A key focus of the markets in 2015 was the timing of when the Fed might begin to raise the federal funds rate and by how much. During 2015, the Fed continued to guide the capital markets to anticipate an interest rate hike in 2015; however, it was not until December 16, 2015 that the Federal Open Market Committee ("FOMC") actually raised the federal funds rate by 25 bps, the first rate hike in over nine years. By the time this rate hike was announced, the market had already priced in the expectation of higher rates and this was reflected in both the prices of mortgages and higher borrowing costs, particularly in the fourth quarter of 2015 ("the Fourth Quarter"). The FOMC's decision was based on their view of the considerable improvement in labor market conditions in 2015 and a reasonably confident expectation that inflation will rise to its 2 percent objective. The FOMC indicated that four further 25 bps hikes in the federal funds rate were likely during 2016; however, they also noted that inflation expectations and general economic conditions still remain somewhat uncertain and the actual path of the federal funds rate, will depend on the economic outlook as informed by incoming data.

The U.S. economy's performance in 2015 was mixed and inconsistent through the year. Following 2014, in which we saw U.S. real gross domestic product ("GDP") show overall growth of 2.5%, the first quarter 2015 GDP of only 0.6% was disappointing. Second quarter, 2015 GDP rebounded to 3.9% but third quarter GDP was 2.0% and fourth quarter GDP is expected to be slow at around 0.7%, reflecting an uneven recovery. For 2015 as a whole, GDP growth is estimated at about 2.4%, only slightly better than the average 2.2% growth of 2010-2013, a modest pace compared to prior growth periods and considerably lower than during the 1990s, when the economy grew an average 3.4% a year.

One of the Fed's two mandates, inflation, has consistently tracked lower than the Fed's 2% target, with the core personal consumption expenditure inflation index around 1.3% for 2015. Weakening global economic conditions with moderate deflation continues to be present in Europe and Japan. The FOMC is encouraged that policymakers in Europe and elsewhere have responded with stimulus measures, some of which have begun to occur, and suggested that this could mitigate the risk of these economies dragging down the U.S economy. The consensus economic forecast for 2016 economic growth in the U.S. has begun to decelerate and is now estimated to also be around 2.4%. It appears markets are repricing to reflect slow GDP growth, heightening risk of deflation and the improbability of achieving the Fed's 2% inflation target.  Commodities, particularly oil, seem to be in a deflationary cycle where technology continues to reduce the cost of production and state-owned oil producers are actually increasing production to fund their countries social spending programs.

The Fed's other mandate, full employment, has presented the Fed with several conflicting considerations. During 2015 the U.S. labor markets experienced strong jobs growth as U.S. unemployment fell from 5.7% in December 2014 to 4.9% in January 2016. However, the current labor force participation rate of 62.6%, essentially unchanged since April 2014, is at the lowest level since 1978. While growth in payrolls remains fairly steady, there continues to be only modest wage growth and some slack in the labor markets remains and inflation remains below the Fed's target range.

Throughout the course of 2015, the yield curve continued to flatten with the 2-year, 3-year, 5-year and 10-year Treasury rates increasing by 28 bps, 24 bps, 10 bps and 10 bps, respectively, from December 31, 2014 to December 31, 2015. It appeared that the market had been pricing in an increase in the federal funds rate in 2015, but continues to be skeptical about durable growth in the longer term with the 30-year Treasury rate at only 3.02% at December 31, 2015.

Set forth below are graphs of yield curves showing trends from 2013 through 2015 and the four quarters of 2015:

U.S. Treasury Yield Curve at December 31, 2013, 2014 and 2015
%
4.5
4.0
3.5
3.0
2.5
2.0
1.5
1.0
0.5
0.0
3M
6M
1Y
2Y
3Y
5Y
7Y
10Y
30Y
Dec-13
Dec-14
Dec-15

— Interest Rate Spreads
The spread between Agency RMBS and interest rate swaps widened during 2015, as shown in the graph below, with the spread between Fannie Mae 30-year securities and 7-year interest rate swaps widening 26 bps, and Fannie Mae 15-year and 5-year interest rate swaps widening 27 bps. In general, this decreased our asset values relative to our hedges. In addition, the spreads between our hedges and U.S Treasuries tightened, particularly in the third and fourth quarters of 2015, as shown in the graph above in Overview, with resulting losses on our hedge positions for the year ended December 31, 2015.
If spreads between Agency RMBS and swaps were to narrow, this would have the effect of limiting our investment and reinvestment opportunities in the short-term. Also, if the long-end of the yield curve continues to flatten while the short-end inches up, we expect that this will have the effect of reducing our yield on new investments. During the twelve months ended December 31, 2015, and December 31, 2014, the weighted-average yield on the Company's Debt Securities was 2.56% and 2.60%, respectively.

The table below shows potential Agency RMBS investments and their respective net interest margins as of January 29, 2016:

Net Interest Margin (1)	30-Yr. 4.0%	15-Yr. 3.0%
Asset Yield	2.94%	2.16%
Financing Rate	0.65%	0.65%
Hedge Cost (2)	0.50%	0.37%
Net interest margin	1.79%	1.14%
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
We have been able to benefit from a generally favorable financing environment and the 30-Day LIBOR, 3-Month LIBOR and the federal funds rate remained low throughout 2015 until late in the Fourth Quarter when the Fed raised the federal funds rate by 25 bps, as reflected in the table below. However, even after the December hike, the federal funds rate remains at historically low levels. The Company generally borrows in the 30-180 day repo markets, which are highly correlated to LIBOR. The availability of repo borrowings collateralized with our Agency RMBS was stable, and we had access to short-term and long-term FHLBC advances through CYS Insurance during 2015. At December 31, 2015, we had interest rates between 0.30% and 0.85% for 30-180 day repo borrowings outstanding, and a weighted-average interest rate of 0.38% and a weighted-average remaining maturity of 30 days on short-term FHLBC advances. During 2015, our weighted-average cost of funds was 0.40%, compared to 0.32% in 2014 reflecting the higher interest rates on borrowings.

Date	30-Day LIBOR	3-Month LIBOR	Federal Funds Rate
December 31, 2015	0.430%	0.613%	0.50%
September 30, 2015	0.193%	0.325%	0.25%
June 30, 2015	0.187%	0.283%	0.25%
March 31, 2015	0.176%	0.271%	0.25%
December 31, 2014	0.171%	0.256%	0.25%
September 30, 2014	0.157%	0.235%	0.25%
June 30, 2014	0.155%	0.231%	0.25%
March 31, 2014	0.152%	0.231%	0.25%
December 31, 2013	0.168%	0.246%	0.25%

On January 12, 2016, the FHFA issued a Final Rule governing FHLB membership criteria for captive insurance companies. The Final Rule defines "insurance company" to exclude "captive insurers". CYS, through CYS Insurance, gained membership in the FHLBC in March, 2015. Under this Final Rule, which will become effective on February 19, 2016, CYS Insurance must terminate its membership in the FHLBC within one year of the effective date and will not be permitted to secure any new advances. On January 12, 2016, the FHLBC advised CYS Insurance that it would not be possible to renew any short-term FHLBC advances that mature before the effective date beyond February 8, 2016. CYS has replaced $1,450.0 million of its short-term FHLBC advances with repo borrowings from its other counterparties. See Note 17, Subsequent Events.

— Investing and Reinvestment Environment and Agency RMBS Supply and Demand

The investing and reinvesting environment for Agency RMBS is characterized by tight supply, strong demand and the presence of the Fed still being engaged in asset purchases. While home sales and new single-family and multi-family home construction improved in 2015, tight mortgage lending rules coming from the Wall Street Reform and Consumer Protection Act ("Dodd-Frank") legislation and bank conservatism in efforts to prevent future mortgage "put-backs", continue to limit availability of mortgages. We did see an increase in mortgage originations in 2015, relative to 2014 and 2013. However, one consequence of this is that new Agency RMBS issuance remains low compared to 2012 through mid-2013. While the Fed officially ended its asset purchase program in October 2014, it is still using principal and interest payments it receives from its Agency RMBS portfolio to purchase new Agency RMBS. The Fed currently holds approximately $1.7 trillion of the $5.6 trillion Agency RMBS market as of the end of January, 2016. The limited supply of Agency RMBS has been a factor in the TBA market but so has the reduction of Fed purchases in 2015, which resulted in a less attractive TBA market.

The relative weakness in the Agency RMBS market during 2015 compared to 2014 is illustrated in the graph below by the movement in prices of two securities commonly held in our portfolio:

Mortgage rates have generally lagged the longer end of the yield curve, and only when the 10-year U.S. Treasuries approached and then fell below 2%, reaching a low of around 1.64% in mid January 2015 did 30-year mortgage rates fall below 3.8%. These rates prompted a surge in refinancings which is reflected in the higher prepayment rates for Agency RMBS in March and April 2015. However, in general, our portfolio of Agency RMBS continued to experience slow prepayments in 2015 and during the year the portfolio was repositioned to sell any fast prepaying Agency RMBS and to replace them with new production bonds. The Company believes that the decrease in CPR in the Fourth Quarter was due principally to lower refinancings resulting from higher interest rates and seasonal trends in the housing market as there is typically less activity in the fourth quarter of each calendar year. Due to the continued tight regulatory environment, we expect prepayments to remain modest in 2016, and therefore Agency RMBS supply will likely remain muted.

— Government Activity

Ongoing regulatory uncertainty and inconsistency continues to be a drag on home lending and related securitization activity. We continue to expect that regulators are working toward providing clarity and relief where possible, and mortgage availability may improve somewhat due to changes to the FHFA's representation and warranty rules, and the easing of downpayment and mortgage insurance requirements, but originators have not received enough protection to risk originating loans that pose greater risks of defaults. We continue to believe that opportunities to promote housing recovery through originations will be limited, at best.

A clear gulf continues to exists between factions in Congress regarding housing finance reform. The FHFA and both houses of Congress have each discussed and considered separate measures intended to restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac. We anticipate debate and discussion on residential housing and mortgage reform to continue in 2016; however, we cannot be certain if any housing- and/or mortgage-related bill will emerge from committee, or be approved by Congress, and if so what the effect will be. We also believe that it is unlikely that any reforms, legislation, or other significant movement on such legislation will occur during the current presidential administration.

— CYS Activity in Response to These Trends -
In response to the conditions in and changes to the environment described above, the Company continues to monitor, reposition, and actively manage our investment portfolio, the structure of our borrowings and our hedge positions. As expectations of an increase in the federal funds rate created volatility in the mortgage and other bond markets in 2015, we reduced the size of our investment portfolio to $13.0 billion at December 31, 2015 from $14.6 billion as of December 31, 2014, and maintained an average leverage of 6.87 to one during 2015. We adjusted our hedges in response to periodic drops in interest rates thereby reducing pay rates for several swaps and extending the duration of our hedges. We terminated, among others, $1.5 billion of cancelable swaps in the third quarter of 2015 resulting in a smaller loss than if we had terminated comparable 7-year generic swaps. In the Fourth Quarter, we continued to take advantage of the lower interest rates in the swap market and repositioned our hedge portfolio terminating swaps with a combined notional of $300.0 million with a weighted-average pay rate of 2.26% and entered into new swaps with a combined notional of $750.0 million with a lower weighted-average pay rate of 1.52%. Our hedge position as a percentage of repo borrowings and FHLB Advances increased to 94.3% at December 31, 2015 from 89.9% at December 31, 2014. This repositioning of our hedges, is intended to reduce the volatility of our book value and earnings power.

On the financing side during 2015, we had ample borrowing capacity. In March 2015 our captive insurance subsidiary, CYS Insurance, became a member of FHLBC, which enabled us to secure both short-term and long-term FHLBC advances on favorable terms. However, since January 12, 2016, in response to the Final Rule on FHLB membership (described above), we replaced $1,450.0 million of short-term FHLBC advances held as of December 31, 2015 with repo borrowings from other counterparties, and we expect to replace the remaining short-term FHLBC advances and the long-term FHLBC advances during 2016. The Final Rule on FHLB membership requires the termination of the Company's captive insurance subsidiary's FHLBC membership after a one year period ending in February 2017. The Company does not expect these regulatory changes to materially adversely affect its core business and operations.

Since the beginning of 2016, the global bond and equity markets have experienced considerable volatility. Lower oil prices, a strong dollar, and slower growth in China and other global economies have presented a growing threat of renewed deflationary pressures. The 10-year U.S. Treasury, which was yielding 2.27% at December 31, 2015, fell to 1.73% as of February 9, 2016, and prices of our Agency RMBS have increased. On January 29, 2016, the Bank of Japan announced a policy of negative interest rates, which has already been adopted in Sweden, Denmark, Switzerland, and by the European Central Bank, in a bid to encourage banks to lend and companies to spend. Presently, the U.S. bond market is anticipating less risk of either inflation or a more aggressive Fed, and indeed, appears to be predicting a slower rate normalization process by the Fed. We believe that the environment for investing in Agency RMBS will continue to be challenging in 2016 but that the Company has ample liquidity to respond to attractive investment opportunities.
Financial Condition
As of December 31, 2015 and December 31, 2014, the Debt Securities in our portfolio were purchased at a net premium to their face value due to the average interest rates on these investments being higher than the prevailing market rates at the time of purchase. As of December 31, 2015 and December 31, 2014, we had approximately $462.6 million and $552.9 million, respectively, of unamortized premium included in the cost basis of our investments.
Our Debt Securities portfolio consisted of the following assets:

(In thousands)				Weighted-Average
Coupon	Face Value	Fair Value	Amortized Cost Basis per Face Value	Loan Balance(1)	Loan Age (in months)(1)	3 Month CPR(1)(2)	Duration(3)
December 31, 2015
15-Year Agency Mortgage Securities
3.0%	$4,840,936	$4,994,705	$103.16	$283	16	7.2%	3.46
TBA 3.0%	222,600	229,310	103.33	n/a	n/a	n/a	3.66
3.5%	1,014,790	1,064,726	103.15	220	41	9.8	3.05
4.0%	140,196	148,692	101.13	169	58	14.8	2.84
4.5%	20,152	21,432	102.51	243	71	14.7	2.45
Subtotal	6,238,674	6,458,865	103.12	270	22	7.9	3.38
20-Year Agency Mortgage Securities
4.5%	51,664	56,102	102.79	215	65	16.4	2.95
30-Year Agency Mortgage Securities
3.5%	2,741,525	2,830,295	103.70	328	7	3.3	4.88
TBA 3.5%	250,000	256,739	102.39	n/a	n/a	n/a	5.15
4.0%	2,321,917	2,461,698	105.20	277	16	9.6	4.01
TBA 4.0%	323,000	341,611	105.80	n/a	n/a	n/a	3.70
4.5%	143,081	154,869	106.78	283	56	16.3	3.65
Subtotal	5,779,523	6,045,212	104.44	304	12	6.2	4.44
Hybrid ARMs
3.0%(4)	356,991	367,817	102.80	315	33	17.7	2.48
U.S. Treasuries
0.9%	100,000	99,711	99.85	n/a	n/a	n/a	1.89
Total	$12,526,852	$13,027,707	$103.69	$286	18	7.6%	3.83

December 31, 2014
15-Year Agency Mortgage Securities
3.0%	$4,889,226	$5,089,402	$102.94	$272	13	7.7%	3.74
TBA 3.0%	299,000	310,785	103.73	n/a	n/a	n/a	3.80
3.5%	1,462,563	1,547,892	103.50	234	27	8.5	3.12
TBA 3.5%	125,000	132,051	105.52	n/a	n/a	n/a	3.04
4.0%	183,538	196,242	101.22	175	46	10.6	2.47
4.5%	27,359	29,549	102.73	249	59	8.9	1.73
Subtotal	6,986,686	7,305,921	103.09	261	17	8.0	3.56
20-Year Agency Mortgage Securities
4.5%	67,839	74,216	102.94	220	53	15.5	1.58
30-Year Agency Mortgage Securities
4.0%	3,679,782	3,936,261	105.24	287	8	5.0	3.88
TBA 4.0%	974,000	1,039,232	106.00	n/a	n/a	n/a	3.44
4.5%	336,961	366,206	107.72	280	28	11.9	2.08
Subtotal	4,990,743	5,341,699	105.56	286	9	5.4	3.67
Hybrid ARMs
2.6%(4)	1,685,685	1,730,620	103.41	333	29	13.6	2.93
U.S. Treasuries
1.5%	150,000	149,051	99.72	n/a	n/a	n/a	4.74
Total	$13,880,953	$14,601,507	$103.98	$279	16	8.1%	3.52

__________________

(1)	TBAs are excluded from this calculation as they do not have a defined weighted-average loan balance or age until mortgages have been assigned to the pool.

(2)
The CPR represents the three-month CPR of the Company's Agency RMBS held at December 31, 2015 and December 31, 2014. The CPR experienced by the Company during the period may differ. Securities with no prepayment history are excluded from this calculation.

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
We engage in interest rate swaps and caps as a means of managing our interest rate risk on forecasted interest expense associated with repo borrowings for the term of the swap and cap contracts. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based upon a notional amount of principal. Under the most common form of interest rate swap, commonly known as a fixed-floating interest rate swap, a series of fixed interest rate payments on a notional amount of principal are exchanged for a series of floating interest rate payments on such notional amount. In a simple interest rate cap, one investor pays a premium for a notional principal amount based on a capped interest rate (the "cap rate"). When the floating rate exceeds the cap rate, the investor receives a payment from the cap counterparty equal to the difference between the floating rate and the cap rate on the same notional principal amount for a specified period of time. Alternatively, an investor may receive a premium and pay the difference in cap rate and floating rate. The fair value of interest rate swaps and caps is heavily dependent on the current market fixed rate, the corresponding term structure of floating rates (known as the yield curve), and the expectation of changes in future floating rates. Below is a summary of our interest rate swaps and caps as of December 31, 2015 and December 31, 2014:

			Weighted-Average
December 31, 2015	Number of Contracts	Notional (000's)	Rate (1)	Maturity	Duration	Fair Value (000's)
Interest Rate Swaps	21	$7,950,000	1.29%	May 2019	(3.08)	$25,411
Interest Rate Caps	5	2,500,000	1.28%	January 2020	(2.39)	61,343
Total	26	10,450,000	1.29%	July 2019	(2.91)	86,754

December 31, 2014
Interest Rate Swaps	18	$7,650,000	1.44%	February 2019	(3.33)	$24,604
Interest Rate Caps	5	2,500,000	1.28%	January 2020	(2.99)	107,673
Total	23	10,150,000	1.40%	May 2019	(3.25)	132,277
____________

(1) For interest rate swaps, rate represents the fixed pay rate. For interest rate caps, rate represents the cap rate.

As of December 31, 2015, the Company had entered into interest rate swaps with an aggregate notional amount of $7,950.0 million, a weighted-average fixed rate of 1.29%, and a weighted-average expiration of 3.4 years. This compares with interest rate swaps with a notional amount of $7,650.0 million, a weighted-average fixed rate of 1.44%, and a weighted-average expiration of 4.1 years at December 31, 2014. The receive rate on the Company's interest rate swaps is the 3-month London Interbank Offered Rate ("LIBOR"). At December 31, 2015, the Company had entered into interest rate caps with aggregate notional amount of $2,500.0 million, a weighted-average fixed rate of 1.28%, and a weighted-average expiration of 4.0 years. This compares with interest rate caps with a notional amount of $2,500.0 million, a weighted-average fixed rate of 1.28%, and a weighted-average expiration of 5.0 years at December 31, 2014.

Liabilities
We have entered into repo borrowings and FHLBC Advances to finance a portion of our assets. Repo borrowings and FHLBC Advances are secured by our assets and bear interest at rates that have historically moved in close relationship to LIBOR. At December 31, 2015 and December 31, 2014, we had repo borrowings and FHLBC Advances with 35 and 32 counterparties, respectively, which are summarized below:

December 31, 2015			Weighted-Average
Original Days to Maturity	Repo Borrowings and Short-Term FHLBC Advances Outstanding (000's)	Percentage of Total	Interest Rate	Remaining Days to Maturity	Original Days to Maturity
Agency RMBS
≤ 30 Days	$751,592	7%	0.49%	7	30
> 30 to ≤ 60 Days	2,507,201	24%	0.48%	9	43
> 60 Days	7,055,732	66%	0.54%	37	88
Total	$10,314,525	97%	0.52%	28	73

U.S. Treasuries
> 30 to ≤ 60 Days	$348,251	3%	(0.13)%	2	13

Total	$10,662,776	100%	0.50%	27	71

			Weighted-Average
Original Days to Maturity	Long-Term FHLBC Advances Outstanding (000's)	Percentage of Total	Interest Rate	Next Call Date	Maturity Date
Agency RMBS
> 360 Days	$425,000	100%	1.48%	May 2016	July 2018

December 31, 2014			Weighted-Average
Original Days to Maturity	Repo Borrowings Outstanding * (000's)	Percentage of Total	Interest Rate	Remaining Days to Maturity	Original Days to Maturity
Agency RMBS
≤ 30 Days	$1,608,723	14%	0.35%	17	19
> 30 to ≤ 60 Days	1,638,947	15%	0.36%	20	38
> 60 Days	7,893,810	70%	0.36%	33	96
Total	$11,141,480	99%	0.36%	29	76

U.S. Treasuries
> 30 to ≤ 60 Days	$148,080	1%	(0.27)%	2	32

Total	$11,289,560	100%	0.35%	28	75

__________________
* There were no FHLBC Advances for the period ended December 31, 2014.
In addition, as of December 31, 2015, we had payable for securities purchased, a portion of which will be or, in the case of December 31, 2014, was financed through repo borrowings summarized below (in thousands).

December 31, 2015
Settle Date	Face Value	Payable
January 2016	$963,097	$1,008,133
February 2016	200,000	211,550
March 2016	250,000	256,291
	$1,413,097	$1,475,974

December 31, 2014
Settle Date	Face Value	Payable
January 2015	$1,325,657	$1,399,441
February 2015	100,000	106,040
	$1,425,657	$1,505,481
Results of Operations
Commencing with the Form 10-K for the year ended December 31, 2015, "Swap and cap interest expense", which up through September 30, 2015 was recognized in "Interest expense", and was a component of "Net interest income" in the Consolidated Statement of Operations, is now recognized in "Net gain (loss) from swap and cap contracts" in "Other income (loss)". This presentation change was made in order to record income, expenses and fair value changes related to derivatives in one line item in the financial statements, consistent with common practice of other companies that invest in similar assets and liabilities. As a result of this change, the caption "Net interest income" no longer includes the swap and cap interest expense. Therefore, we are presenting new non-GAAP measures, "economic interest expense", and "economic net interest income" to provide an equivalent measure to show our interest income net of borrowing and hedge expense. By providing users of our financial information with such measures in addition to the related GAAP measures, we believe it gives users greater transparency into the information used by our management in its financial and operational decision-making, and that it is meaningful information to consider related to the economic costs of financing our investment portfolio, inclusive of interest rate swaps and caps used to hedge against fluctuations in our borrowing costs.
The following table provides GAAP measures of interest expense and net interest income and details with respect to reconciling the aforementioned line items on a non-GAAP basis for each respective period.

	December 31, 2015	December 31, 2014	December 31, 2013
Net interest income	$285,066	$283,251	$279,148
Swap and cap interest expense	100,110	90,812	93,497
Economic net interest income	$184,956	$192,439	$185,651

Total interest expense	$46,129	$33,825	$52,763
Swap and cap interest expense	100,110	90,812	93,497
Economic interest expense	$146,239	$124,637	$146,260
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Net Income (loss)
Net income (loss) available to common stockholders decreased $(430.4) million to a net loss of $(25.6) million for the year ended December 31, 2015, compared to net income of $404.8 million for the year ended December 31, 2014. The largest contributors to the net loss in 2015 were the net realized and unrealized losses on both investments and on swaps and caps. In general U.S Treasury rates and swap rates ended the year at relatively similar levels to where they had started. However, during the year there was volatility in rates and swap spreads generally tightened in the second half of the year affecting the performance of our swaps and caps. The major components of this decrease in net income are detailed below.

Interest Income and Asset Yield
Our principal source of income is the interest income that we earn on our Debt Securities portfolio. Interest income, which consists of interest income on our Debt Securities, increased by $14.1 million to $331.2 million for the year ended December 31, 2015, as compared to $317.1 million for the year ended December 31, 2014. The most significant factor in this increase was a larger average investment portfolio, which was partially offset by a decrease in yield on our investments, as shown below (in thousands):

Change in Size		Change in Yield		Change in Size & Yield
Change in average settled	$764,162	Change in average yield	(0.04)%	Change in average settled	$764,162
2014 average yield	2.60%	2014 average settled	12,198,178	Change in average yield	(0.04)%
Change	$19,864	Change	$(5,406)	Change	$(339)
				Total change	$14,119
Our average settled Debt Securities for the year ended December 31, 2015 were $12,962.3 million, compared to $12,198.2 million for the year ended December 31, 2014. Our annualized yield on average settled Debt Securities for the year ended December 31, 2015 was lower at 2.56%, as compared to 2.60% for the year ended December 31, 2014. The yield on our assets is most directly affected by the rate of prepayments on our Agency RMBS due to its impact on the amortization of premium on Agency RMBS. Our yield decrease was primarily due to higher amortization expense. Our amortization expense was $90.4 million for the year ended December 31, 2015, compared to $52.5 million for the year ended December 31, 2014.
Economic Interest Expense and Cost of Funds
Economic interest expense for the year ended December 31, 2015, which consists of interest expense from repo borrowings and FHLBC Advances and swap and cap interest expense, increased $21.6 million to $146.2 million, compared to $124.6 million for the year ended December 31, 2014. The increase in economic interest expense was due to an increase in our average repo borrowings and FHLBC Advances, an increase in the average cost of funds and an increase in our swap and cap interest expense. Our average repo borrowings and FHLBC Advances increased to $11,395.4 million for the year ended December 31, 2015, from $10,559.9 million for the year ended December 31, 2014, consistent with the larger average investment portfolio during 2015 as compared to 2014. Also, part of the increase in interest expense from repo borrowings and FHLBC Advances was attributable to an increase in average interest rates on repo borrowings and FHLBC Advances to 0.40% for the year ended December 31, 2015, from 0.32% for the year ended December 31, 2014. As shown below, average repo borrowings and FHLBC Advances outstanding and average interest rates on repo borrowings and FHLBC Advances both increased in 2015 (in thousands):

Change in Size		Change in Rate		Change in Size & Rate
Change in average outstanding	$835,527	Change in average rate	0.08%	Change in average outstanding	$835,527
2014 average rate	0.32%	2014 average outstanding	10,559,856	Change in average rate	0.08%
Change	$2,676	Change	$8,922	Change	$706
				Total change	$12,304
Included in the annual interest expense figure above is interest expense of $3.1 million on our $425.0 million of long-term FHLBC advances, with a weighted average rate of 1.48%.
Swap and cap interest expense increased by $9.3 million, to $100.1 million for the year ended December 31, 2015 compared to $90.8 million in 2014. The increase in swap and cap interest expense was attributable primarily to the $257.6 million increase in the average aggregate swap and cap notional amount, to $10,153.8 million for the year ended December 31, 2015 from $9,896.2 million for the year ended December 31, 2014, and by the rise in the average swap and cap net pay and receive rate ("average rate") to 0.99% in 2015 from 0.92% for the year ended December 31, 2014, as shown in the table below (in thousands):

Change in Size		Change in Rate		Change in Size & Rate
Change in average notional outstanding	$257,692	Change in average rate	0.07%	Change in average notional outstanding	$257,692
2014 average rate	0.92%	2014 average notional outstanding	9,896,154	Change in average rate	0.07%
Change	$2,365	Change	$6,757	Change	$176
				Total change	$9,298

Our annualized weighted-average cost of funds including hedge was 1.28% for the year ended December 31, 2015, as compared to 1.18% for the year ended December 31, 2014. The components of our cost of funds are (i) rates on our repo borrowings and FHLBC Advances, (ii) rates on our interest rate swaps and caps, (iii) the size of our repo borrowings and FHLBC Advances, and (iv) the total notional amount of the interest rate swaps and caps.
Economic Net Interest Income
Our economic net interest income for the year ended December 31, 2015 was $185.0 million, and our interest rate spread net of hedge was 1.28%. For the year ended December 31, 2014, our economic net interest income was $192.4 million, and our interest rate spread net of hedge was 1.42%. The decrease in our interest rate spread net of hedge (yield minus financing and hedging costs) was due to lower portfolio yield, which was driven by higher amortization expense, and higher average cost of funds and hedge, which increased to 1.28% for the year ended December 31, 2015, as compared to 1.18% for the year ended December 31, 2014 due primarily to higher rates on our repo borrowings and FHLBC Advances. While the dollar figure of our net economic interest income is influenced significantly by the size of our portfolio and overall interest rate levels, we believe our interest rate spread net of hedge is an important indicator of our performance.
Other Income (Loss)
For the year ended December 31, 2015, our total other income (loss) was a loss of $(269.0) million compared to income of $165.2 million for the year ended December 31, 2014. The major components contributing to the change in total other income (loss) are discussed below.
Gain (Loss) on Investments and Drop Income
During the year ended December 31, 2015, our net realized and unrealized gain (loss) on investments changed by $482.4 million to a net loss of $(116.1) million, compared to a net gain of $366.3 million for the year ended December 31, 2014. This change was driven in part by significant decreases in prices of Agency RMBS for the year ended December 31, 2015, compared with increases in prices of Agency RMBS for the year ended December 31, 2014. For example, during the year ended December 31, 2015, the price of a 30-year 4.0% Agency RMBS decreased $0.91, and during the year ended December 31, 2014 it increased $3.75. Additionally, our net losses on investments were amplified by the impact of the higher average total Debt Securities of $14,223.9 million for the year ended December 31, 2015 compared to $13,910.2 million for the year ended December 31, 2014.
Drop income is a component of our net realized and unrealized gain (loss) on investments on our consolidated statements of operations and considered a non-GAAP measure. Drop income is the difference between the spot price and the forward settlement price for the same security on the trade date. This difference is also the economic equivalent of the assumed interest rate spread net of hedge of the bond from trade date to settlement date. During the years ended December 31, 2015 and 2014, we generated drop income of approximately $32.6 million and $60.7 million, respectively. The decrease in drop income was primarily due to lower volumes of forward settling transactions from which we derive drop income. During the year ended December 31, 2015, the average balance in the TBA securities portfolio was $1,244.3 million, a decrease of $437.1 million compared to the average balance of $1,681.4 million for the year ended December 31, 2014. The TBA market became slightly less attractive in 2015 and we settled more cash bonds in 2015.
Net unrealized gain (loss) on long-term FHLBC advances
During the year ended December 31, 2015 we secured long-term FHLBC advances with an original term of three years, a weighted average interest rate of 1.48%, and callable after the one-year anniversary of the advance and thereafter every six months. We held $425.0 million of long-term FHLB advances with a weighted average maturity of 2.5 years years at December 31, 2015, The net unrealized gain on long-term FHLBC advances of $1.3 million was primarily due to rising interest rates in which the value of our long-term liability decreased. 3-year swap rates increased from 1.21% on May 27, 2015 (the date on which the first long-term FHLB advance was obtained) to 1.42% at December 31, 2015. At December 31, 2014, the Company had no long-term FHLBC advances.
Gain (Loss) on Derivatives
As explained above in economic net interest income, swap and cap interest expense of $100.1 million and $90.8 million for the years ended December 31, 2015 and 2014, respectively, a component of net gain (loss) from swap and cap contracts in other income (loss), is excluded from the discussion in this caption as already described above.
Net realized and unrealized (loss) on swaps and caps changed by $55.6 million to a loss of $(54.9) million for the year ended December 31, 2015, compared to a loss of $(110.5) million for the year ended December 31, 2014. The realized and unrealized loss for the year ended December 31, 2015 and 2014 was due principally to an environment of falling swap rates in which our swap and cap prices decreased. During the year ended December 31, 2015 5-year and 7-year swap rates decreased by 3 bps and decreased by 9 bps, respectively. During the year ended December 31, 2014 5-year and 7-year swap rates decreased by 2 bps and decreased by 44 bps, respectively. During the year ended December 31, 2015 we terminated all cancelable swaps as we responded to the lower rates during the first three quarters. Our decision to unwind the cancelable swaps resulted in a smaller loss than if we had terminated comparable 7-year generic swaps. During the years ended December 31, 2015 and 2014, our average aggregate interest rate swap and cap notional amount was $10,153.8 million and $9,896.2 million, respectively.
Operating Expenses
Operating expenses were $20.8 million and $22.9 million for the years ended December 31, 2015 and 2014, respectively representing an expense ratio of 1.12% for 2015, compared to 1.19% for 2014. The decrease in operating expenses was due primarily to a year-end reduction in the accrual for our 2015 incentive compensation.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Net Income (Loss)
Net income available to common stockholders increased $896.4 million to net income of $404.8 million for the year ended December 31, 2014, compared to net loss of $(491.6) million for the year ended December 31, 2013. This swing illustrates the broad-based improvement in the values of the Company's investments, but also reflects the realized losses on sales of our investments in the second and third quarters of 2013, as well as the general decrease in the value of the Company's investment portfolio, when the fixed income markets fell due to expectations of the Fed tapering its asset purchase program. The major components of this improvement in net income are detailed below.
Interest Income and Asset Yield
Our source of income is the interest income that we earn on our Debt Securities portfolio. Interest income decreased by $14.8 million to $317.1 million for the year ended December 31, 2014, as compared to $331.9 million for the year ended December 31, 2013. The most significant factor in this decrease was a smaller investment portfolio, partially offset by an increase in yield on our investments, as shown below (in thousands):

Change in Size		Change in Yield		Change in Size & Yield
Change in average settled	$(2,615,547)	Change in average yield	0.36%	Change in average settled	$(2,615,547)
2013 average yield	2.24%	2013 average settled	14,813,725	Change in average yield	0.36%
Change	$(58,603)	Change	$53,153	Change	$(9,385)
				Total change	$(14,835)
Our average settled Debt Securities for the year ended December 31, 2014 were $12,198.2 million, compared to $14,813.7 million for the year ended December 31, 2013. However, interest income did not fall proportionate to this decrease because our annualized yield on average settled Debt Securities for the year ended December 31, 2014 was higher at 2.60%, as compared to 2.24% for the year ended December 31, 2013. Our net interest income and yield benefited from lower amortization expense on the portfolio's premiums than in 2013, driven in part by lower prepayments. Our amortization expense was $52.5 million for the year ended December 31, 2014 and $115.4 million for the year ended December 31, 2013.
Economic Interest Expense and Cost of Funds
Economic interest expense for the year ended December 31, 2014, which consists of interest expense from repo borrowings and interest rate swaps and caps, decreased 21.6 million to $124.6 million for the year ended December 31, 2014, compared to $146.3 million for the year ended December 31, 2013. A decline in interest expense from repo borrowings made up $19.0 million of the $21.7 million change in economic interest expense for the year ended December 31, 2014, and the remainder of the change was made up by a fall in swap and cap interest expense of $2.7 million. Our average repo borrowings decreased to $10,559.9 million for the year ended December 31, 2014, from $12,836.2 million for the year ended December 31, 2013, consistent with the smaller portfolio in 2014 compared to 2013. Also, part of the decline in interest expense from repo borrowings was attributable to a fall in average interest rates on repo borrowings to 0.32% for the year ended December 31, 2014, from 0.41% for the year ended December 31, 2013. As shown below, average repo borrowings outstanding and average interest rates on repo borrowings both declined during the year ended December 31, 2014 (in thousands):

Change in Size		Change in Rate		Change in Size & Rate
Change in average outstanding	$(2,276,390)	Change in average rate	(0.09)%	Change in average outstanding	$(2,276,390)
2013 average rate	0.41%	2013 average outstanding	12,836,246	Change in average rate	(0.09)%
Change	$(9,357)	Change	$(11,646)	Change	$2,065
				Total change	$(18,938)

Swap and cap interest expense fell by $2.7 million, to $90.8 million in 2014 compared to $93.5 million in 2013. The decline in the swap and cap interest expense was attributable primarily to the fall in the average aggregate swap and cap notional amount by $1,970.0 million, to $9,896.2 million in 2014 from $11,866.2 million in 2013, offset by the rise in the average swap and cap rate to 0.92% in 2014 from 0.79% in 2013, as shown in the table below (in thousands):

Change in Size		Change in Rate		Change in Size & Rate
Change in average notional outstanding	$(1,970,000)	Change in average rate	0.13%	Change in average notional outstanding	$(1,970,000)
2013 average rate	0.79%	2013 average notional outstanding	11,866,154	Change in average rate	0.13%
Change	$(15,522)	Change	$15,392	Change	$(2,555)
				Total change	$(2,685)
Our annualized weighted-average cost of funds including hedge increased from 1.14% for the year ended December 31, 2013 to 1.18% for the year ended December 31, 2014.
Economic Net Interest Income
Our economic net interest income for the year ended December 31, 2014 was $192.4 million, and our interest rate spread net of hedge was 1.42%. For the year ended December 31, 2013, our net economic interest income was $185.7 million and our interest rate spread net of hedge was 1.10%. The increase in our interest rate spread net of hedge (yield minus financing and hedging costs) was due to our higher portfolio yield, which was driven by higher coupon rates and lower amortization expense. While the dollar figure of our net economic interest income is influenced significantly by the size of our portfolio and overall interest rate levels, we believe our interest rate spread net of hedge is an important indicator of our performance.
Other Income (Loss)
During the year ended December 31, 2014, our total other income (loss) was an income of $165.2 million compared to loss of $(733.9) million for the year ended December 31, 2013. The major components contributing to the change in total other income (loss) are discussed below.
Gain (Loss) on Investments and Drop Income
Net realized and unrealized gain (loss) on investments changed by $1,276.0 million to a net realized and unrealized gain of $366.3 million for the year ended December 31, 2014, compared to a loss of $(909.6) million for the year ended December 31, 2013.  This change was driven in part by significant increases in prices of Agency RMBS for the year ended December 31, 2014, compared with decreases in prices of Agency RMBS for the year ended December 31, 2013. For example, during the year ended December 31, 2014, the price of a 30-year 4.0% Agency RMBS increased $3.75, and during the year ended December 31, 2013 the price decreased $4.18. In terms of the impact on investment gains in 2014, the price increases for Agency RMBS in 2014 more than offset the impact of the lower average total Debt Securities of $13,910.2 million in 2014 compared to $17,806.3 million million in 2013. In addition, in the second and third quarters of 2013, we sold a large amount of Debt Securities in a down market in order to rebalance our portfolio and maintain our leverage, incurring aggregate net losses of $619.1 million in those periods, which significantly impacted our loss on investments for the year ended December 31, 2013.
Drop income is a component of our net realized and unrealized gain (loss) on investments on our consolidated statements of operations and considered a non-GAAP measure. Drop income is the difference between the spot price and the forward settlement price for the same security on the trade date. This difference is also the economic equivalent of the assumed interest rate spread net of hedge of the bond from trade date to settlement date. During the years ended December 31, 2014 and 2013, we generated drop income of approximately $60.7 million and $94.5 million, respectively. The continued high level of drop income was primarily due to continuing large volumes of forward settling transactions from which we derive drop income. During the year ended December 31, 2014, the average balance in the TBA securities portfolio was $1,681.4 million, a decrease of $1,639.3 million compared to the average balance of $3,320.7 million for the year ended December 31, 2013. The decrease in average TBA balance explains the decrease in drop income in 2014. The TBA market became slightly less attractive in 2014 and we settled more cash bonds in the fourth quarter.
Gain (Loss) on Derivatives
As explained above in economic net interest income, swap and cap interest expense of $90.8 million and $93.5 million for the years ended December 31, 2014 and 2013, respectively, a component of net gain (loss) from swap and cap contracts in other income (loss), is excluded from the discussion in this caption as already described above.

Our net realized and unrealized gain (loss) on swaps and caps decreased by $379.7 million to a loss of $110.5 million for the year ended December 31, 2014, compared to a gain of $269.1 million for the year ended December 31, 2013. The realized and unrealized loss in the year ended December 31, 2014 was due principally to an environment of falling interest rates in which swap and cap prices declined, whereas in 2013, with Agency RMBS prices falling in response to higher interest rates, the swaps and caps generally gained value and we recognized gains on our swaps and caps. During the years ended December 31, 2014 and 2013, our average aggregate interest rate swap and cap notional amount was $9,896.2 million and $11,866.2 million, respectively. During the year ended December 31, 2014 5-year and 7-year swap rates decreased by 2 bps and decreased by 44 bps, respectively. During the year ended December 31, 2013 5-year and 7-year swap rates increased by 93 bps and increased by 117 bps, respectively.
Operating Expenses
Operating expenses were $22.9 million and $21.0 million for the years ended December 31, 2014 and 2013, respectively.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations for borrowings under repurchase agreements and FHLBC Advances, interest expense on such borrowings and the office lease at December 31, 2015 (dollars in thousands).

December 31, 2015	Within One Year	One to Three Years	Three to Five Years	Thereafter	Total
Repurchase agreements and short-term FHLBC advances	$10,662,776	$—	$—		$10,662,776
Interest expense on borrowings under repurchase agreements and short-term FHLBC advances, based on rates at December 31, 2015	11,129	—	—		11,129
Long-term FHLBC advances	—	425,000			425,000
Interest expense on long-term FHLBC advances, based on rates at December 31, 2015	6,843	9,564			16,407
Long-term operating lease obligation	327	716	756	999	2,798
Total	$10,681,075	$435,280	$756	$999	$11,118,110
At December 31, 2015 and December 31, 2014, we had the following interest rate swaps and caps (in thousands):
As of December 31, 2015

Interest Rate Swaps	Weighted-Average	Notional	Fair
Expiration Year	Fixed Pay Rate	Amount	Value
2017	0.82%	$2,250,000	$8,968
2018	1.16%	2,000,000	2,913
2019	1.75%	800,000	(7,148)
2020	1.49%	2,000,000	19,989
2022	1.93%	900,000	689
Total	1.29%	$7,950,000	$25,411

Interest Rate Caps	Weighted-Average	Notional	Fair
Expiration Year	Cap Rate	Amount	Value
2019	1.34%	$800,000	$13,811
2020	1.25%	1,700,000	47,532
Total	1.28%	$2,500,000	$61,343

As of December 31, 2014

Interest Rate Swaps	Weighted-Average	Notional	Fair
Expiration Year	Fixed Pay Rate	Amount	Value
2015	2.15%	$500,000	$(10,255)
2016	1.71%	550,000	(13,780)
2017	0.94%	3,250,000	27,942
2018	1.16%	2,000,000	27,639
Total	1.17%	$6,300,000	$31,546

Interest Rate Caps	Weighted-Average	Notional	Fair
Expiration Year	Cap Rate	Amount	Value
2015	1.40%	$500,000	$309
2019	1.56%	1,700,000	92,376
2020	1.25%	1,700,000	142,018
Total	1.40%	$3,900,000	$234,703

We enter into certain contracts that contain a variety of indemnification obligations, principally with our brokers and counterparties to interest rate swap and cap contracts and repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of December 31, 2015 and December 31, 2014. In addition, as of December 31, 2015 and December 31, 2014, we had $1,476.0 million and $1,505.5 million of payable for securities purchased, respectively, a portion of which either will be or was financed through repo borrowings and FHLBC Advances. A summary of our payable for securities purchased as of December 31, 2015 and December 31, 2014 is included in the Financial Condition—Liabilities section.
Off-Balance Sheet Arrangements
As of December 31, 2015 and 2014, we did not maintain any relationships with any significant unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2015 and 2014, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or had any intent to provide funding to any such entities.
Liquidity and Capital Resources
Our primary sources of funds are repo borrowings, FHLBC Advances, equity offerings, asset sales and monthly principal and interest payments on our investment portfolio. As mentioned above in the Executive Overview, on January 12, 2016, the FHFA issued a Final Rule amending its regulations governing FHLB membership criteria for captive insurance companies. As a result, FHLBC Advances will no longer continue to serve as a source of funds other than our current outstanding FHLBC Advances. Because the level of our borrowings can be adjusted on a daily basis, we believe that the level of cash carried on our balance sheet is significantly less important than the potential liquidity available under our borrowing arrangements. We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings, maintenance of any margin requirements and the payment of cash dividends as required for our continued qualification as a REIT. To qualify as a REIT, we must distribute annually at least 90% of our net taxable income. To the extent that we annually distribute all of our net taxable income in a timely manner, we will generally not be subject to federal and state income taxes. We currently expect to distribute all or substantially all of our taxable income in a timely manner so that we are not subject to federal and state income taxation. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital from operations.
As of December 31, 2015 and December 31, 2014, we had approximately $1,121.1 million and $1,319.7 million, respectively, in Agency RMBS, U.S. Treasuries and cash available to satisfy future margin calls. We have always been able to maintain sufficient liquidity to meet margin calls, and we have always been able to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future. During the year ended December 31, 2015, we maintained an average liquidity level of 60%, and never less than 50%, of stockholders' equity.
During the year ended December 31, 2015 and 2014, we had average repo borrowings and FHLBC Advances outstanding of $11,395.4 million and $10,559.9 million, respectively, with a weighted-average borrowing rate of 0.40% and 0.32%. The availability of repo borrowing financing was generally stable with interest rates between 0.32% and 0.85% for 30-180 day repo borrowings at December 31, 2015. At December 31, 2015, included in the FHLBC Advances were short-term FHLBC advances of $1,675.0 million, of which $1,450.0 million had a weighted average borrowing rate of 0.36% and a weighted average remaining term of 6 days and $225.0 million had a borrowing rate of 0.52% and a remaining term of 183 days, and long-term FHLBC advances of $425.0 million, with a weighted average cost of funds of 1.48% and a weighted average maturity of 2.5 years. Each of the long-term FHLBC advances had an original term of three years and is callable by the Company after the one-year anniversary of the advance and thereafter every six months. In January 2016, CYS replaced $1,450.0 million of short-term FHLBC Advances with repo borrowings from other counterparties. Market conditions were supportive of this transition with financing for Agency RMBS widely available at reasonable rates. Currently, CYS Insurance has $225.0 million of short-term FHLBC advances maturing within 6 months, which will not be permitted to be renewed, and $425.0 million of long-term FHLBC advances with a weighted average maturity of approximately 2.5 years. The long-term FHLBC advances are callable after the one-year anniversary of the advance and every six months thereafter but will have to be repaid on or before February 19, 2017. In addition, as of December 31, 2015, CYS Insurance had a $42.0 million investment in stock in the FHLBC as required to support a specified percentage of FHLBC Advances. In late-January 2016, the FHLBC repaid $16.0 million of this investment. See Note 17, Subsequent Events.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. As of December 31, 2015 and December 31, 2014, we had access to 48 and 45 counterparties respectively, subject to certain conditions, located throughout North America, Europe and Asia. In the twelve months ended December 31, 2015, we added three new counterparties and entered into repo borrowings and FHLBC Advances (collectively "Total Outstanding Borrowings") with these counterparties. At December 31, 2015, FHLBC Advances were 18.9% of the Total Outstanding Borrowings, and repo borrowings with any individual counterparty were less than 5.1% of the Total Outstanding Borrowings. The table below includes a summary of our repo borrowings and FHLBC Advances funding by number of repo borrowings/FHLBC Advances counterparties and counterparty region as of December 31, 2015 and 2014:

	December 31, 2015
Counterparty Region	Number of Counterparties	Percent of Total Outstanding Borrowings
North America	22	64.4%
Europe	8	21.8%
Asia	5	13.8%
	35	100.0%

	December 31, 2014
Counterparty Region	Number of Counterparties	Percent of Total Outstanding Borrowings
North America	18	51.9%
Europe	9	30.2%
Asia	5	17.9%
	32	100.0%
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
The credit arrangement pursuant to which CYS Insurance maintains FHLBC Advances (the "FHLBC Arrangement") involves observance by CYS Insurance of the rules of FHLBC membership, is subject to the FHLBC's credit policy, and is governed by the terms and conditions of a blanket security agreement, and the consent and guaranty of the Company.  The FHLBC Arrangement requires CYS Insurance to transfer additional securities to the FHLBC in the event the value of the securities then held by the FHLBC falls below specified levels, and contains events of default in cases where we or the FHLBC breaches our respective obligations under the FHLBC Arrangement.  An event of default or termination event under the FHLBC Arrangement would give the FHLBC the option to terminate all FHLBC Advances existing with us and make any amount due by us to the FHLBC immediately payable. As mentioned above, on January 12, 2016, the FHFA issued a Final Rule amending its regulations governing FHLB membership criteria for captive insurance companies, which has changed our ability to access advances from the FHLBC.
We receive margin calls from our repurchase agreement counterparties from time to time in the ordinary course of business similar to other entities in the specialty finance business. We receive two types of margin calls under our repurchase agreements. The first type, which are known as "factor calls," are margin calls that occur each month and relate to the timing difference between the reduction of principal balances of our Agency RMBS, due to monthly principal payments on the underlying mortgages, and the receipt of the corresponding cash. The second type of margin call we may receive is a "valuation call", which occurs due to market and interest rate movements. Both factor and valuation margin calls occur if the total value of our assets pledged as collateral to our counterparty drops beyond a threshold level, typically between $100,000 and $500,000 (although no such minimum applies under the FHLBC Arrangement). Both types of margin calls require a dollar for dollar restoration of the margin shortfall. Conversely, we may initiate margin calls to our counterparties when the value of our assets pledged as collateral with a counterparty increases above the threshold level, thereby increasing our liquidity. All unrestricted cash plus any unpledged securities, are available to satisfy margin calls.
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
For our short-term (one year or less) and long-term (more than one year) liquidity and capital resource requirements, we also rely on the cash flow from operations, primarily monthly principal and interest payments to be received on our Agency RMBS, as well as any securities offerings authorized by our board of directors. During the years ended December 31, 2015 and 2014, we received $1,901.0 million and $1,333.8 million of principal repayments, respectively, and $334.5 million and $315.9 million of interest payments, respectively. We held cash of $10.0 million and $4.3 million at December 31, 2015 and December 31, 2014, respectively. For the years ended December 31, 2015 and 2014, net cash provided by operating activities was $257.6 million and $218.0 million, respectively.
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
Our investment portfolio is comprised principally of highly-liquid Agency RMBS and U.S. Treasuries backed by the full faith and credit of the U.S. government. We regularly monitor the creditworthiness of the U.S. government. While the U.S. government has had its credit rating downgraded in recent years by one of the credit rating agencies, we believe it remains one of the most secure creditors in the world as of December 31, 2015. See Note 3, Investments in Securities.
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
From time to time we may raise capital through the sale and issuance of our capital stock. On May 23, 2014, we filed an automatically effective shelf registration statement on Form S-3 with the Securities and Exchange Commission. We may offer and sell, from time to time, shares of common stock, preferred stock and debt securities in one or more offerings pursuant to the prospectus that is a part of the registration statement. As of December 31, 2015, we had not issued any shares of common stock, preferred stock or debt securities under the prospectus.
Another vehicle for raising capital is our Direct Share Purchase Program ("DSPP"), through which stockholders may purchase additional shares of common stock by reinvesting some or all of the cash dividends received on shares of common stock. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. We did not issue any shares under the plan during the year ended December 31, 2015 and 2014. As of December 31, 2015 and 2014, there were approximately 4.1 million shares available for issuance under the DSPP.
Effective May 15, 2014, the Company terminated that certain Equity Distribution Agreement by and between the Company and JMP Securities LLC ("JMP"), dated as of June 7, 2011 (the "JMP Agreement"), in connection with the expiration of the Company's prior shelf registration statement on Form S-3. Under the JMP Agreement, the Company could offer and sell, from time to time, up to 15.0 million shares of the Company's common stock through an "at the market" offering program with JMP. The Company sold 11.9 million shares of common stock under the JMP Agreement. For the year ended December 31, 2015 and 2014, the Company did not sell any shares of common stock under the JMP Agreement.
We also repurchase our capital stock from time to time. On November 15, 2012, the Company announced that its Board of Directors authorized the repurchase of shares of the Company's common stock having an aggregate value of up to $250 million. Pursuant to this program, through July 20, 2014, the Company repurchased approximately $115.7 million in aggregate value of its shares of common stock on the open market. On July 21, 2014, the Company announced that its Board of Directors authorized the repurchase of shares of the Company's common stock having an aggregate value of up to $250 million, which included the approximately $134.3 million available for repurchase under the November 2012 authorization. Subsequently in 2014, we repurchased 172,549 shares for an aggregate purchase price of approximately $1.5 million. In 2015, we repurchased 10,559,493 shares of the Company's common stock at a weighted-average price of $8.28  per share for an aggregate purchase price of approximately $87.7 million. Accordingly, the Company still had approximately $160.8 million authorized to repurchase shares of its common stock as of December 31, 2015. See Note 9, Share Capital.
Quantitative and Qualitative Disclosures about Short-Term Borrowings

The following table discloses quantitative data about our repo borrowings and short-term FHLBC advances during the years ended December 31, 2015 and 2014:

	Three Months Ended
(In millions)	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Outstanding at period end	$10,663	$10,928	$11,690	$10,715
Weighted average rate at period end	0.50%	0.44%	0.34%	0.34%
Average outstanding during period (1)	$10,947	$11,245	$11,573	$10,954
Weighted average rate during period	0.45%	0.39%	0.35%	0.35%
Largest month end balance during period	$11,253	$11,690	$11,984	$11,198

(1)	Calculated based on the average month end balance of repurchase agreements and short-term FHLBC advances during the period.

	Three Months Ended
(In millions)	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Outstanding at period end	$11,290	$10,403	$9,874	$10,014
Weighted average rate at period end	0.35%	0.20%	0.30%	0.31%
Average outstanding during period (2)	$10,854	$10,189	$9,981	$10,868
Weighted average rate during period	0.34%	0.30%	0.30%	0.35%
Largest month end balance during period	$11,290	$10,403	$10,095	$11,771

(2)    For the year ended December 31, 2014, the Company had no short-term FHLBC advances.
The Company's borrowing ability was generally stable during the years ended December 31, 2015 and 2014. From quarter to quarter, fluctuations occur in our short-term repo borrowings and short-term FHLBC advances that are fairly tightly correlated with the expansion and contraction of our investment portfolio. Though it varies by quarter, we currently require repo borrowing funding for approximately 85-90 percent of our investment portfolio. The Company's borrowing rates were higher for the quarter ended December 31, 2015 compared to the quarter ended December 31, 2014, due to the regulatory environment putting pressure on some lenders' balance sheets and the anticipation of higher interest rates in advance of the increase in the Fed funds rate by 25bps in December 2015.
At December 31, 2015 and 2014, our amount at risk with any individual counterparty related to our repo borrowings or short-term FHLBC advances was less than 2.7% and 1.6% of stockholders' equity, and our repo borrowings or short-term FHLBC advances with any individual counterparty were less than 11.7% and 3.9% of our total assets, respectively. At December 31, 2014, the Company had no short-term FHLBC advances.
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
Critical Accounting Policies
Our most critical accounting policies require us to make complex and subjective decisions and assessments that could affect our reported assets and liabilities, as well as our reported interest income and expenses. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at that time. We rely on our management's experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. See Note 2, Significant Accounting Policies to the financial statements included elsewhere in this Annual Report on Form 10-K for a complete discussion of our significant accounting policies. We have identified our most critical accounting policies to be in the following areas:
Valuation
Agency RBMS and U.S. Treasuries are generally valued on the basis of valuations provided by third party pricing services, as derived from such services' pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and asked prices, broker dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security.
Interest rate swaps and caps are generally valued using valuations provided by dealer quotations. Such dealer quotations are based on the present value of fixed and projected floating rate cash flows over the term of the swap contract. Future cash flows are discounted to their present value using swap rates provided by electronic data services or brokers.
We price long-term FHLBC advances daily through a pricing service that uses a discounted cash flow model to value the debt, and periodically we validate the prices we receive through this process. The changes in fair market value are recorded in current period earnings on our consolidated statements of operations as a component of net unrealized gain (loss) on long-term FHLBC advances. Electing the fair value option permits the Company to record changes in the fair value of our long-term indebtedness along with that of our investments in our consolidated statements of operations which, in management's view, more appropriately reflects the results of operations for a particular reporting period as all income producing assets and liabilities will be treated in a similar manner. See Note 6, Long-Term FHLBC Advances.
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
Effective January 1, 2014, the Company discontinued its use of investment company accounting under ASC 946. Upon transition, the following changes and elections were made:

(i)	Investments are now presented as available-for-sale securities in accordance with ASC 320 Investments – Debt and Equity Securities,

(ii)
Management elected the Fair Value Option ("FVO") under ASC 825 – Financial Instruments for all investments held. As a result of the FVO election, all changes in the fair value of investments held on January 1, 2014 will continue to be recorded in the Company's consolidated statements of operations, and

(iii)
The Company elected not to designate its derivatives as hedging instruments in accordance with ASC 815 – Derivatives and Hedging. As a result, all changes in the fair value of derivative instruments held on January 1, 2014 will also continue to be recorded in the Company's consolidated statement of operations.

The discontinuation of investment company accounting under ASC 946, and the related accounting elections referred to above resulted in no changes in the Company's accounting for any financial statement item. However, the presentation of the Company's consolidated financial statements changed principally as follows:

(i)	reformatted the consolidated statements of operations to include the statement of comprehensive income (loss), as applicable,

(ii)
removed the statement of changes in net assets and included the consolidated statement of changes in stockholders' equity (see Note 16, Investment Company Accounting, for the reconciliation of net investment income and net gain (loss) on investments and derivatives for the year ended December 31, 2013), and

(iii)	reformatted the statement of cash flows to include an investing section. See Note 2, Significant Accounting Policies.
Recent Accounting Pronouncements
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," ("ASU 2016-01"), which significantly revises an entity's accounting related to the classification and measurement of investments in equity securities and requires the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2016-01 will have on its statement of financial position or financial statement disclosures.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
As of December 31, 2015 and 2014, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do believe that risk can be quantified from historical experience and seek to actively manage risk, to earn sufficient compensation to justify taking risks and to maintain capital levels consistent with the risks we undertake. Our board of directors exercises oversight of risk management in many ways, including overseeing our senior management's risk-related responsibilities and reviewing management and investment policies and performance against these policies and related benchmarks. See Business—Risk Management for a further discussion of our risk mitigation practices.
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
Effect on Interest Income, Interest Expense and Swap and Cap Interest Expense.  We fund our investments in long-term Agency RMBS collateralized by ARMs, Hybrid ARMs and fixed rate mortgage loans with repo borrowings and FHLBC Advances. During periods of rising interest rates, the borrowing costs associated with those Agency RMBS tend to increase while the income earned on such Agency RMBS (during the fixed rate component of such securities) may remain substantially unchanged. This results in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses.
We are a party to the interest rate swap and cap contracts as of December 31, 2015 and 2014 described in detail under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments" in this Annual Report on Form 10-K.
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
Interest Rate Cap Risk. Both the ARMs and Hybrid ARMs that collateralize our Agency RMBS are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the security's interest yield may change during any given period. However, our borrowing costs will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, the interest costs on our borrowings could increase without limitation by caps while the interest rate yields on our Agency RMBS would effectively be limited by caps. This problem will be magnified to the extent that we acquire Agency RMBS that are collateralized by Hybrid ARMs that are not fully indexed. In addition, the underlying mortgages may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on our Agency RMBS than we need in order to pay the interest cost on our related borrowings. These factors could lower our net income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.
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
Our analysis of risks is based on management's experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results reflected herein.
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
The following sensitivity analysis table shows the estimated impact of our interest rate-sensitive investments and repurchase agreement liabilities on the fair value of our assets and our net income exclusive of the effect of changes in fair value on our net income, at December 31, 2015 and 2014, assuming a static portfolio and that rates instantaneously fall 25, 50 and 75 bps and rise 25, 50 and 75 bps.
December 31, 2015

Change in Interest Rates	Projected Change in Our Net Income		Projected Change in the Fair Value of Our Assets (including hedging instruments)(1)	Projected Change in Stockholders' Equity
- 75 basis points	5.56%	(2)	0.34%	2.66%
- 50 basis points	4.45%	(2)	0.39%	2.99%
- 25 basis points	2.22%	(2)	0.26%	2.05%
No Change	—%		—%	—%
+ 25 basis points	(5.56)%		(0.39)%	(2.99)%
+ 50 basis points	(11.12)%		(0.89)%	(6.87)%
+ 75 basis points	(16.67)%		(1.48)%	(11.43)%
December 31, 2014

Change in Interest Rates	Projected Change in Our Net Income		Projected Change in the Fair Value of Our Assets (including hedging instruments)(1)	Projected Change in Stockholders' Equity
- 75 basis points	6.88%	(2)	0.13%	1.09%
- 50 basis points	5.50%	(2)	0.24%	1.91%
- 25 basis points	2.75%	(2)	0.22%	1.71%
No Change	—%		—%	—%
+ 25 basis points	(6.88)%		(0.31)%	(2.30)%
+ 50 basis points	(13.75)%		(0.73)%	(5.47)%
+ 75 basis points	(20.63)%		(1.22)%	(9.10)%
_____________

(1)	Analytics provided by The Yield Book® Software
(2)
Given the historically low level of interest rates at December 31, 2015, we reduced 3-month LIBOR and our repo borrowing rates by 10, 25 and 35 bps for the down 25, 50 and 75 bps net income scenarios, respectively. All other interest rate-sensitive instruments were calculated in accordance with the table.

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
Risk Management
Our board of directors exercises its oversight of risk management in many ways, including overseeing our senior management's risk-related responsibilities, including reviewing management policies and performance against these policies and related benchmarks.

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
Item 8.         Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CYS Investments, Inc.
Waltham, MA

We have audited the accompanying consolidated balance sheets of CYS Investments, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CYS Investments, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company discontinued use of investment company accounting on January 1, 2014.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

February 17, 2016
Boston, Massachusetts

CYS INVESTMENTS, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except per share numbers)	December 31, 2015	December 31, 2014
Assets:
Investments in securities, at fair value (including pledged assets of $11,601,900 and $11,908,922, respectively)	$13,027,707	$14,601,507
Other investments	50,028	8,025
Derivative assets, at fair value	100,778	148,284
Cash and cash equivalents	9,982	4,323
Receivable for securities sold and principal repayments	1,084,844	83,643
Interest receivable	34,563	37,894
Receivable for cash pledged as collateral	21,751	11,104
Other assets	1,051	1,083
Total assets	14,330,704	14,895,863
Liabilities and stockholders' equity:
Liabilities:
Repurchase agreements	8,987,776	11,289,559
Short-term FHLBC advances	1,675,000	—
Long-term FHLBC advances	423,701	—
Derivative liabilities, at fair value	14,024	16,007
Payable for securities purchased	1,475,974	1,505,481
Payable for cash received as collateral	18,534	72,771
Distribution payable	4,410	4,410
Accrued interest payable	32,588	27,208
Accrued expenses and other liabilities	4,083	5,259
Total liabilities	12,636,090	12,920,695
Commitments and contingencies (Note 14)	—	—
Stockholders' equity:
Preferred Stock, $25.00 par value, 50,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock, (3,000 shares issued and outstanding, respectively, $75,000 in aggregate liquidation preference)	$72,369	$72,369
7.50% Series B Cumulative Redeemable Preferred Stock, (8,000 shares issued and outstanding, respectively, $200,000 in aggregate liquidation preference)	193,531	193,531
Common Stock, $0.01 par value, 500,000 shares authorized (151,740 and 161,850 shares issued and outstanding, respectively)	1,517	1,618
Additional paid in capital	1,946,419	2,049,152
Retained earnings (accumulated deficit)	(519,222)	(341,502)
Total stockholders' equity	$1,694,614	$1,975,168
Total liabilities and stockholders' equity	$14,330,704	$14,895,863

See Notes to consolidated financial statements

CYS INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share numbers)	2015	2014	2013(a)
Interest income:
Interest income from Agency RMBS	$328,286	$301,996	$330,430
Other interest income	2,909	15,080	1,481
Total interest income	331,195	317,076	331,911
Interest expense:
Repurchase agreement and short-term FHLBC advances interest expense	43,074	33,825	52,763
Long-term FHLBC advances interest expense	3,055	—	—
Total interest expense	46,129	33,825	52,763
Net interest income	285,066	283,251	279,148
Other income (loss):
Net realized gain (loss) on investments	13,652	132,563	(595,116)
Net unrealized gain (loss) on investments	(129,764)	233,763	(314,530)
Net unrealized gain (loss) on long-term FHLBC advances	1,299	—	—
Other income	867	269	120
Subtotal	(113,946)	366,595	(909,526)
Swap and cap interest expense	(100,110)	(90,812)	(93,497)
Net realized and unrealized gain (loss) on swap and cap contracts	(54,932)	(110,542)	269,128
Net gain (loss) from swap and cap contracts	(155,042)	(201,354)	175,631
Total other income (loss)	(268,988)	165,241	(733,895)
Expenses:
Compensation and benefits	12,121	14,105	12,599
General, administrative and other	8,722	8,778	8,436
Total expenses	20,843	22,883	21,035
Net income (loss)	$(4,765)	$425,609	$(475,782)
Dividends on preferred stock	(20,813)	(20,812)	(15,854)
Net income (loss) available to common stockholders	$(25,578)	$404,797	$(491,636)
Net income (loss) per common share basic & diluted	$(0.17)	$2.50	$(2.90)
____________

(a)	Previously reported under specialized accounting, ASC 946 – Financial Services – Investment Companies. See Note 2, Significant Accounting Policies, to consolidated financial statements.
See Notes to consolidated financial statements

CYS INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Cumulative Redeemable Preferred Stock
(in thousands)	Series A	Series B	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2012(a)	$72,369	$—	$1,749	$2,237,512	$91,032	$2,402,662
Net investment income(a)	—	—	—	—	258,233	258,233
Net realized gain (loss) on investments(a)	—	—	—	—	(595,116)	(595,116)
Net unrealized gain (loss) on investments(a)	—	—	—	—	(314,530)	(314,530)
Net gain (loss) from swap and cap contracts(a)	—	—	—	—	175,631	175,631
Issuance of common stock	—	—	3	(196)	—	(193)
Issuance of preferred stock	—	193,531	—	—	—	193,531
Amortization of share based compensation	—	—	—	3,471	—	3,471
Return of capital distributions	—	—	—	(78,299)	1,680	(76,619)
Repurchase and cancellation of common stock	—	—	(136)	(115,958)	—	(116,094)
Preferred dividends(b)	—	—	—	—	(15,854)	(15,854)
Common dividends(d)	—	—	—	—	(146,466)	(146,466)
Balance, December 31, 2013(a)	$72,369	$193,531	$1,616	$2,046,530	$(545,390)	$1,768,656
Net income (loss)	—	—	—	—	425,609	425,609
Issuance of common stock	—	—	4	(4)	—	—
Amortization of share based compensation	—	—	—	4,514	—	4,514
Return of capital distributions	—	—	—	62	(62)	—
Repurchase and cancellation of common stock	—	—	(2)	(1,950)	—	(1,952)
Preferred dividends(c)	—	—	—	—	(20,812)	(20,812)
Common dividends(d)	—	—	—	—	(200,847)	(200,847)
Balance, December 31, 2014	$72,369	$193,531	$1,618	$2,049,152	$(341,502)	$1,975,168
Net income (loss)	—	—	—	—	(4,765)	(4,765)
Issuance of common stock	—	—	5	(5)		—
Amortization of share based compensation	—	—	—	4,021		4,021
Return of capital distributions	—	—	—	(18,911)	18,911	—
Repurchase and cancellation of common stock	—	—	(106)	(87,838)	—	(87,944)
Preferred dividends(c)	—	—	—	—	(20,813)	(20,813)
Common dividends(d)	—	—	—		(171,053)	(171,053)
Balance, December 31, 2015	$72,369	$193,531	$1,517	$1,946,419	$(519,222)	$1,694,614
____________

(a)	Previously reported under specialized accounting, ASC 946 – Financial Services – Investment Companies. See Note 2, Significant Accounting Policies, to consolidated financial statements.

(b)	Preferred Series A and Series B dividends declared of $1.9375 and $1.328125 per share, respectively, for the year ended December 31, 2013.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (cont'd)

(c)	Preferred Series A and Series B dividends declared of $1.9375 and $1.875 per share, respectively, for the year ended December 31, 2015 and 2014.

(d)	Common dividends declared of $1.10, $1.24 and $1.32 per share for the years ended December 31, 2015, 2014 and 2013, respectively.

See Notes to consolidated financial statements

CYS INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2015	2014	2013(a)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(4,765)	$425,609	$(475,782)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of share based compensation	4,021	4,514	3,471
Amortization of premiums and discounts on investment securities	90,448	52,495	115,413
Amortization of premiums on interest rate cap contracts	17,500	20,228	24,240
Net realized (gain) loss on investments	(13,652)	(132,563)	595,116
Net unrealized (gain) loss on investments	129,764	(233,763)	314,530
Net realized and unrealized (gain) loss on swap and cap contracts	28,023	79,519	(276,310)
Net unrealized (gain) loss on long-term debt	(1,299)	—	—
Change in assets and liabilities:
Interest receivable	3,331	(1,163)	9,827
Other assets	32	(475)	218
Accrued interest payable	5,380	2,595	(4,250)
Accrued expenses and other liabilities	(1,176)	1,041	3,783
Net cash provided by operating activities	257,607	218,037	310,256
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities	(22,633,230)	(31,870,614)	(44,752,803)
Purchase of other investments	(42,003)	—	—
Premium paid on interest rate caps	—	—	(91,860)
Proceeds from disposition of investment securities	22,099,486	30,106,923	48,296,551
Proceeds from termination of interest rate cap contracts	—	34,225	103,275
Proceeds from paydowns of investment securities	1,900,984	1,333,783	2,427,118
Change in assets and liabilities:
Receivable for securities sold and principal repayments	(1,001,201)	345,590	(418,890)
Payable for securities purchased	(29,507)	(51,340)	(2,958,680)
Receivable for cash pledged as collateral	(10,647)	(11,104)	—
Payable for cash received as collateral	(54,237)	34,833	9,028
Net cash provided by (used in) investing activities	229,645	(77,704)	2,613,739
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	89,890,611	81,669,640	115,545,756
Repayments of repurchase agreements	(92,192,394)	(81,587,031)	(118,320,113)
Proceeds from short-term FHLBC advances	31,160,000	—	—
Repayments of short-term FHLB advances	(29,485,000)	—	—
Proceeds from issuance of long-term debt	425,000	—	—
Net proceeds from issuance of common shares	—	—	(193)
Net payments from repurchase of common shares	(87,944)	(1,952)	(116,094)
Net proceeds from issuance of preferred shares	—	—	193,531
Distributions paid	(191,866)	(221,659)	(235,772)
Net cash used in financing activities	(481,593)	(141,002)	(2,932,885)
Net increase (decrease) in cash and cash equivalents	5,659	(669)	(8,890)
CASH AND CASH EQUIVALENTS - Beginning of period	4,323	4,992	13,882
CASH AND CASH EQUIVALENTS - End of period	$9,982	$4,323	$4,992

CONSOLIDATED STATEMENTS OF CASH FLOWS (cont'd)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$123,360	$101,814	$135,920
SUPPLEMENTAL DISCLOSURES OF NONCASH FLOW INFORMATION:
Distributions declared, not yet paid	$4,410	$4,410	$4,410
____________

(a)	Previously reported under specialized accounting, ASC 946 – Financial Services – Investment Companies. See Note 2, Significant Accounting Policies, to consolidated financial statements.
See Notes to consolidated financial statements

CYS INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
CYS Investments, Inc. (the "Company") was formed as a Maryland corporation on January 3, 2006, and commenced operations on February 10, 2006. The Company has elected to be taxed, and intends to continue to qualify, as a real estate investment trust ("REIT"), and is required to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), with respect thereto. The Company has primarily purchased residential mortgage-backed securities that are issued and the principal and interest of which are guaranteed by a federally chartered corporation ("Agency RMBS"), such as the Federal National Mortgage Association ("Fannie Mae") or the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or an agency of the U.S. government such as the Government National Mortgage Association ("Ginnie Mae"), and debt securities issued by the United States Department of Treasury ("U.S. Treasuries"). The Company may also purchase collateralized mortgage obligations issued by a government agency or government-sponsored entity that are collateralized by Agency RMBS ("CMOs"), or securities issued by a government sponsored entity that are not backed by collateral but, in the case of government agencies, are backed by the full faith and credit of the U.S. government, and, in the case of government sponsored entities, are backed by the integrity and creditworthiness of the issuer ("U.S. Agency Debentures").
The Company's common stock, Series A Cumulative Redeemable Preferred Stock, $25.00 liquidation preference (the "Series A Preferred Stock"), and Series B Cumulative Redeemable Preferred Stock, $25.00 liquidation preference (the "Series B Preferred Stock"), trade on the New York Stock Exchange under the symbols "CYS," "CYS PrA" and "CYS PrB," respectively.
In March 2015, our wholly-owned captive insurance subsidiary, CYS Insurance Services, LLC ("CYS Insurance"), was granted membership in the Federal Home Loan Bank ("FHLB") system, specifically in the FHLB of Cincinnati ("FHLBC"). The 11 regional FHLBs provide short- and long-term secured loans, called "advances," to their members. FHLB members may use a variety of real estate related assets, including residential mortgage loans and Agency RMBS, as collateral for advances. Membership in the FHLBC obligates CYS Insurance to purchase FHLBC membership stock and activity stock, the latter being a percentage of the advances it obtains from the FHLBC. CYS Insurance seeks both short- and long-term advances (collectively, "FHLBC Advances") from the FHLBC. On January 12, 2016, the Federal Housing Finance Agency ("FHFA") issued a final rule amending its regulations governing FHLB membership criteria for captive insurance companies. See Note 17, Subsequent Events.
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the instructions to Securities and Exchange Commission ("SEC") Form 10-K.
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
The Company adopted Financial Accounting Standards Board ("FASB") Statement of Position ("SOP") 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for investments in Investment Companies, prior to its deferral in February 2008. Under SOP 07-1, the Company used financial reporting for investment companies, in accordance with FASB Accounting Standards Codification ("ASC") 946, Investment Companies. Accounting Standards Update No. 2013-08, which was effective for the Company on January 1, 2014 required, among other things, that entities that adopted SOP 07-1 before the FASB's indefinite deferral assess whether they continue to be within the scope of ASC 946. The Company determined that REITs are excluded from the scope of ASC 946, and effective January 1, 2014, the Company discontinued use of investment company accounting on a prospective basis.
Reclassification and Presentation
Effective January 1, 2014, the Company discontinued its use of investment company accounting under ASC 946. Upon transition, the following changes and elections were made:

(i)	Investments are now presented as available-for-sale securities in accordance with ASC 320 Investments – Debt and Equity Securities,

(ii)
Management elected the Fair Value Option ("FVO") under ASC 825 – Financial Instruments for all investments held. As a result of the FVO election, all changes in the fair value of investments held on January 1, 2014 continued to be recorded in the Company's consolidated statements of operations, and

(iii)
The Company elected not to designate its derivatives as hedging instruments in accordance with ASC 815 – Derivatives and Hedging. As a result, all changes in the fair value of derivative instruments held on January 1, 2014 also continued to be recorded in the Company's consolidated statement of operations.

The discontinuation of investment company accounting under ASC 946, and the related accounting elections referred to above resulted in no changes in the Company's accounting for any financial statement item. However, the presentation of the Company's consolidated financial statements changed as follows:

(i)	reformatted the statement of assets and liabilities to a consolidated balance sheet presentation,

(ii)	reformatted the consolidated statements of operations to include the statement of comprehensive income (loss), as applicable,

(iii)
removed the statement of changes in net assets and included the consolidated statement of changes in stockholders' equity (see Note 16, Investment Company Accounting, for the reconciliation of net investment income and net gain (loss) on investments and derivatives for the year ended December 31, 2013),

(iv)	reformatted the statement of cash flows to include an investing section,

(v)	changed certain footnotes to reflect conformity with applicable GAAP for non-investment companies,

(vi)	included summary information on the amortization/accretion of bond premium/discounts, and

(vii)	removed the financial highlights, as they are no longer required (see Note 16, Investment Company Accounting, for financial highlights for the year ended December 31, 2013).

On January 1, 2014, the Company reclassified its prior period consolidated financial statements to conform to the non-investment company financial statement presentation. This reclassification had no impact on the previously reported income, total assets and liabilities, net cash flows, or stockholders' equity. On the statement of cash flows, cash from investing activities, which were previously included in cash flows from operating activities, have been separately classified as cash flows from investing activities.
Investments in Securities
The Company's investment securities are accounted for in accordance with ASC 320. The Company has chosen to make a fair value election pursuant to ASC 825 for its securities and, therefore, our investment securities are recorded at fair market value on the consolidated balance sheets. The periodic changes in fair market value are recorded in current period earnings on the consolidated statements of operations as a component of net unrealized gain (loss) on investments. These investments generally meet the requirements to be classified as available-for-sale under ASC 320, which requires the securities to be carried at fair value on the balance sheet. Electing the fair value option permits the Company to record changes in fair value of our investments in the consolidated statements of operations which, in management's view, more appropriately reflects the results of operations for a particular reporting period as all securities activities will be recorded in a similar manner.
The Company records its transactions in securities on a trade date basis. We record realized gains and losses on securities transactions on an identified cost basis.
Agency RMBS
The Company's investments in Agency RMBS consist of pass-through certificates backed by fixed-rate, monthly-reset adjustable-rate loans ("ARMs") and Hybrid ARMs, the principal and interest of which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Hybrid ARMs have interest rates that have an initial fixed period (typically three, five, seven or 10 years) and thereafter reset at regular intervals in a manner similar to ARMs.
Forward Settling Transactions
The Company engages in forward settling transactions to purchase certain securities. The Company records forward settling transactions on the trade date, and maintains security positions such that sufficient liquid assets will be available to make payment on the settlement date for the securities purchased. The Agency RMBS purchased at the forward settlement date are typically priced at a discount to securities for settlement in the current month. Securities purchased on a forward settling basis are carried at fair value and begin earning interest on the settlement date. Gains or losses may occur on these transactions due to changes in market conditions or the failure of counterparties to perform under the contract. Along with other forward settling transactions, the Company transacts in "to-be-announced" ("TBA") securities. As with other forward settling transactions, a seller agrees to issue TBAs at a future date; however, the seller does not specify the particular securities to be delivered. Instead, the Company agrees to accept any security that meets specified terms such as issuer, interest rate and terms of underlying mortgages. The Company records a TBA on the trade date utilizing information associated with the specified terms of the transaction as opposed to the specific mortgages. TBAs are carried at fair value and begin earning interest on the settlement date. Gains or losses may occur due to the fact that the actual underlying mortgages received may be more or less favorable than those anticipated by the Company.

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
Agency RMBS, U.S. Agency Debentures and U.S. Treasuries are generally valued based on prices provided by third party services, as derived from such services' pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and asked prices, broker quotations, prices or yields of securities with similar characteristics, prepayment rates, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may also use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security.
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
Interest Income
We record interest income and expense on an accrual basis. We accrue interest income based on the outstanding principal amount of the settled securities in our portfolio and their contractual terms. We amortize premium and discount using the effective interest method, and this net amortization is either accretive to or a reduction of interest income from Agency RMBS in the Company's consolidated statements of operations. The Company does not estimate prepayments when calculating the yield to maturity on Agency RMBS. We record the unamortized/unaccreted amount of premium or discount associated with a prepayment through interest income from Agency RMBS on our consolidated statements of operations as it occurs.
Other Investments
The Company's subsidiary, CYS Insurance, is a member of, and owns capital stock in, the FHLBC. The FHLBC provides CYS Insurance with credit capacity and authorizes advances based on the security of pledged Agency RMBS, provided the Company meets certain creditworthiness standards. FHLBC Advances, included in the "Short-term FHLBC advances" and "Long-term FHLBC advances" line items on the Company's consolidated balance sheets, are a funding source for the Company of both short- and long-term indebtedness. As a condition of its membership in the FHLBC, CYS Insurance is required to maintain a FHLBC stock investment, both for membership and for the level of advances from the FHLBC to CYS Insurance. The Company accounts for its investment in FHLBC stock as a cost method investment in "Other investments". The Company periodically evaluates FHLBC stock for impairment in accordance with ASC 320.
Along with the FHLBC stock, the Company records its investment in a real estate asset as "Other investments". For the year ended December 31, 2014 the Company's investment in real estate assets was recorded in Investments in securities, at fair value and, accordingly, prior period balances have been reclassified to conform to the current period presentation. Fair values of long-lived assets, including real estate, are primarily derived internally, and are based on inputs observed from sales transactions of similar assets. For real estate, fair values are also based on comparable contemporaneous sales transactions and/

or discounted cash flow estimates which reflect current and projected lease profiles and available industry information about capitalization rates and expected trends in rents and occupancy.
Repurchase Agreements and FHLBC Advances
Borrowings under repurchase agreements ("repo borrowings") and FHLBC Advances are collateralized by the Company's Agency RMBS and U.S. Treasuries (collectively, "Debt Securities"). The Company's repo borrowing counterparties are institutional dealers in fixed income securities and large financial institutions, and CYS Insurance's counterparty for FHLBC Advances is the FHLBC. Collateral pledged on repo borrowings is valued daily, and on FHLBC Advances periodically, and our counterparties (including the FHLBC) may require posting of additional collateral when the fair value of pledged collateral declines. Repo borrowing counterparties and the FHLBC have the right to sell or repledge collateral pledged under repo borrowings and FHLBC Advances. See Note 5, Repurchase Agreements and Short-Term FHLBC Advances.
We account for our repo borrowings and our short-term FHLBC advances as short-term indebtedness under ASC 470—Debt; accordingly, these short-term instruments are accounted in our financial statements and carried at their amortized cost or carrying value, which approximates their fair value due to their short-term nature (generally 30-180 days).

Also, we enter into long-term FHLBC advances (i.e., debt with a term of more than one year), which are collateralized by the Company's Debt Securities. The Company has chosen to make a fair value election pursuant to ASC 825—Financial Instruments for its long-term FHLBC advances and, therefore, this debt is recorded at fair market value on its consolidated balance sheets. We price this debt daily through a pricing service that uses a discounted cash flow model to value the debt, and periodically we validate the prices we receive through this process. The changes in fair market value are recorded in current period earnings on our consolidated statements of operations as a component of net unrealized gain (loss) on long-term FHLBC advances. Electing the fair value option permits the Company to record changes in the fair value of our long-term indebtedness along with that of our investments in our consolidated statements of operations which, in management's view, more appropriately reflects the results of operations for a particular reporting period as all income producing assets and liabilities will be treated in a similar manner. See Note 6, Long-Term FHLBC Advances.
Interest Rate Swap and Cap Contracts
Commencing with this report on Form 10-K for the year ended December 31, 2015, "Swap and cap interest expense", which up through September 30, 2015 was recognized in "Interest expense," in the Consolidated Statement of Operations, is now recognized in "Net gain (loss) from swap and cap contracts" in "Other income (loss)". This presentation change was made in order to record income, expenses and fair value changes related to derivatives in one line item in the financial statements, consistent with common practice of other companies that invest in similar assets and liabilities. Prior period balances have been reclassified to conform to current period presentation.
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
Historically, we have sought to enter into interest rate swap contracts structured such that we receive payments based on a variable interest rate and make payments based on a fixed interest rate. The variable interest rate on which payments are received is calculated based on various reset mechanisms for LIBOR, and has the effect of offsetting the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our swap agreements are privately negotiated in the over-the-counter ("OTC") market, with swap agreements entered into subsequent to May 2013 subject to central clearing through a registered commodities exchange ("centrally cleared swaps").We estimate the fair value of our centrally cleared interest rate swaps using the daily settlement price determined by the respective exchange. Centrally cleared swaps are valued by the exchange using a pricing model that references the underlying rates including the overnight index swap rate and LIBOR forward rate to produce the daily settlement price.

We estimate the fair value of our "non-centrally cleared" swaps based on valuations obtained from third-party pricing services and the swap counterparty (collectively "third-party valuations"). The third-party valuations are model-driven using observable inputs consisting of LIBOR and the forward yield curve. We also consider the creditworthiness of both us and our counterparties and the impact of netting and credit enhancement provisions contained in each derivative agreement, such as collateral postings. All of our non-centrally cleared interest rate swaps are subject to bilateral collateral arrangements. No credit valuation adjustment was made in determining the fair value of our interest swap and cap contracts.
Additionally, we have entered into interest rate cap contracts structured such that we receive payments based on a variable interest rate being above a fixed cap interest rate. The variable interest rate on which payments are received on interest rate caps is also calculated based on various reset mechanisms for LIBOR. Our interest rate swap and cap contracts effectively fix or cap a portion of our borrowing cost and are not held for speculative or trading purposes. When the Company terminates a swap or cap, it records a realized gain or loss equal to the difference between the proceeds from (or cost of) the closing transaction and the Company's cost basis in the contract, if any. The Company reports the periodic payments and amortization of premiums on cap contracts under swap and cap interest expense in the consolidated statements of operations. Swaps involve a risk that interest rates will move contrary to the Company's expectations, thereby increasing the Company's payment obligation.
The Company's interest rate swap and cap contracts are subject to master netting arrangements. The Company is exposed to credit loss in the event of non-performance by the counterparty to the swap or cap limited to the fair value of collateral posted in excess of the fair value of the contract in a net liability position and the shortage of the fair value of collateral posted for the contract in a net asset position. As of December 31, 2015 and December 31, 2014, the Company did not anticipate non-performance by any counterparty. Should interest rates move unexpectedly, the Company may not achieve the anticipated benefits of the interest rate swap or cap and may realize a loss.

While the Company's derivative contracts generally permit for netting or setting off derivative assets and liabilities with the counterparty, the Company reports related assets and liabilities on a gross basis in our consolidated balance sheets. Derivative instruments in a gain position are reported as derivative assets at fair value and derivative instruments in a loss position are reported as derivative liabilities at fair value in our consolidated balance sheets. The Company records changes in fair value of our derivative instruments in net realized and unrealized gain (loss) on swap and cap contracts in our consolidated statements of operations. Cash receipts and payments related to derivative instruments are classified in the Company's consolidated statements of cash flows in accordance with GAAP in both the operating and investing activities sections in the Company's consolidated statements of cash flows. See Note 4, Investments in Interest Rate Swap and Cap Contracts.
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
Earnings Per Share ("EPS")
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
Recent Accounting Pronouncements
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," ("ASU 2016-01"), which significantly revises an entity's accounting related to the classification and measurement of investments in equity securities and requires the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2016-01 will have on its statement of financial position or financial statement disclosures.
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
The available-for-sale portfolio consisted of the following as of December 31, 2015 and December 31, 2014 (in thousands):

December 31, 2015
Asset Type	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Fannie Mae Certificates
Fixed Rate	$11,142,798	$(45,018)	$74,891	$11,172,671
ARMs	260,394	(1,859)	1,860	260,395
Total Fannie Mae	11,403,192	(46,877)	76,751	11,433,066
Freddie Mac Certificates
Fixed Rate	1,379,566	(3,881)	11,822	1,387,507
ARMs	60,821	(727)	749	60,843
Total Freddie Mac	1,440,387	(4,608)	12,571	1,448,350
Ginnie Mae Certificates - ARMs	45,784	—	796	46,580
U.S. Treasuries	99,847	(136)	—	99,711
Other Investments	48,948	—	1,080	50,028
Total	$13,038,158	$(51,621)	$91,198	$13,077,735

December 31, 2014
Fannie Mae Certificates
Fixed Rate	$11,356,716	$(2,984)	$158,571	$11,512,303
ARMs	1,282,065	(13,144)	4,449	1,273,370
Total Fannie Mae	12,638,781	(16,128)	163,020	12,785,673
Freddie Mac Certificates
Fixed Rate	1,183,764	—	25,769	1,209,533
ARMs	394,726	(6,753)	1,144	389,117
Total Freddie Mac	1,578,490	(6,753)	26,913	1,598,650
Ginnie Mae Certificates - ARMs	66,390	—	1,743	68,133
U.S. Treasuries	149,585	(534)	—	149,051
Other Investments	6,945	—	1,080	8,025
Total	$14,440,191	$(23,415)	$192,756	$14,609,532

The following table presents the gross unrealized loss and fair values of the Company's available-for-sale Agency RMBS by length of time that such securities have been in a continuous unrealized loss position as of December 31, 2015 and December 31, 2014 (in thousands):

	Unrealized loss positions for
	Less than 12 Months		Greater than 12 months		Total
As of	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
December 31, 2015	$6,718,658	$(50,319)	$86,300	$(1,303)	$6,804,958	$(51,622)
December 31, 2014	$259,291	(577)	1,494,884	(22,838)	1,754,175	(23,415)
The following table is a summary of our net gain (loss) from the sale of available-for-sale investments for the year ended December 31, 2015 and 2014 (in thousands):

	For the year ended December 31,
	2015	2014
Available-for-sale investments, at cost	$22,085,834	$29,974,360
Proceeds from available-for-sale investments sold	22,099,486	30,106,923
Net gain on sale of available-for-sale investments	13,652	132,563

Gross gain on sale of available-for-sale investments	107,097	187,583
Gross loss on sale of available-for-sale investments	(93,445)	(55,020)
Net gain on sale of available-for-sale investments	$13,652	$132,563
The components of the carrying value of available-for-sale securities at December 31, 2015 and December 31, 2014 are presented below. The premium purchase price is due to the average coupon interest rates on these investments being higher than prevailing market rates and, conversely, the discount purchase price is due to the average coupon interest rates on these investments being lower than prevailing market rates.

(in thousands)	December 31, 2015 (1)	December 31, 2014
Principal balance	$12,534,877	$13,887,897
Unamortized premium	462,632	552,869
Unamortized discount	(273)	(575)
Gross unrealized gains	90,118	192,756
Gross unrealized losses	(51,622)	(23,415)
Fair value	$13,035,732	$14,609,532
 __________________

(1)
FHLBC stock of approximately $42.0 million and $0.0 million at December 31, 2015 and 2014, respectively, is excluded from the table above as the Company accounts for its investment in FHLBC stock as a cost method investment.

As of December 31, 2015, the weighted-average coupon interest rate on the Company's Agency RMBS and U.S. Treasuries was 3.41% and 0.88%, respectively. As of December 31, 2014, the weighted-average coupon interest rate on the Company's Agency RMBS and U.S. Treasuries was 3.41% and 1.50%, respectively. Actual maturities of Agency RMBS are generally shorter than stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of December 31, 2015, the range of final contractual maturity of the Company's Agency RMBS portfolio was between 2024 and 2046. As of December 31, 2014, the range of final contractual maturity of the Company's Agency RMBS portfolio was between 2024 and 2045. As of December 31, 2015, the weighted-average contractual maturity of the Company's Agency RMBS portfolio was 2037, and of its U.S. Treasuries was 2017. As of December 31, 2014 the weighted-average contractual maturity of our Agency RMBS portfolio was 2036, and of its U.S. Treasuries was 2019.
Credit Risk
The Company has minimal exposure to credit losses on its investment securities assets at December 31, 2015 and December 31, 2014 because it owns principally Agency RMBS and U.S. Treasuries. Principal and interest payments on Agency RMBS are guaranteed by Freddie Mac and Fannie Mae, while principal and interest payments on Ginnie Mae RMBS and U.S. Treasuries are backed by the full faith and credit of the U.S. government. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. On August 5, 2011, Standard & Poor's downgraded the U.S. government's credit rating for the first time to AA+. Fitch Ratings Inc. ("Fitch") announced on October 15, 2013 that it had placed the U.S. government's credit rating on "negative watch"; this negative watch was changed to "stable" on March 21, 2014.
As of December 31, 2015, S&P has maintained its AA+ rating for the U.S. government, while Fitch and Moody's rated the U.S. government AAA and Aaa, respectively. Because Fannie Mae and Freddie Mac are in U.S. government conservatorship, the implied credit ratings of Agency RMBS were similarly rated. While the GSE conservatorship, ratings downgrade and ratings watch appear not to have had a significant impact on the fair value of the Agency RMBS or U.S. Treasuries in the Company's portfolio, these developments raised concerns regarding the credit risk of Agency RMBS and U.S. Treasuries.

4. INVESTMENTS IN INTEREST RATE SWAP AND CAP CONTRACTS
In order to manage its interest rate exposure, the Company enters into interest rate swap and cap contracts. The Company had the following activity in interest rate swap and cap transactions during the years ended December 31, 2015 and 2014 (in thousands):

Year Ended December 31, 2015 (1)			Year Ended December 31, 2014
Trade Date	Transaction	Notional	Trade Date	Transaction	Notional
January 2015	Terminated	$(400,000)	February 2014	Terminated	$(500,000)
January 2015	Opened	$500,000	April 2014	Terminated	$(1,100,000)
April 2015	Terminated	$(400,000)	April 2014	Opened	$500,000
July 2015	Terminated	$(500,000)	May 2014	Terminated	$(300,000)
July 2015	Opened	$750,000	May 2014	Opened	$300,000
August 2015	Terminated	$(500,000)	June 2014	Terminated	$(550,000)
August 2015	Opened	$500,000	June 2014	Opened	$1,200,000
September 2015	Terminated	$(1,500,000)	July 2014	Opened	$400,000
September 2015	Opened	$1,400,000	October 2014	Opened	$500,000
October 2015	Terminated	$(300,000)	October 2014	Terminated	$(500,000)
October 2015	Opened	$750,000	December 2014	Opened	$500,000
Net Increase		$300,000	December 2014	Terminated	$(500,000)
			Net Decrease		$(50,000)
 __________________

(1)
For the year ended December 31, 2015 $1,700.0 million notional of cap and $500.0 million notional of swap contacts were novated by certain counterparties to other counterparties. There were no changes in the underlying terms of the original agreements with the Company.

As of December 31, 2015 and December 31, 2014, the Company pledged Agency RMBS and U.S. Treasuries with a fair value of $50.7 million and $60.9 million, respectively, as collateral on interest rate swap and cap contracts. As of December 31, 2015 and December 31, 2014, the Company had pledged cash of $21.8 million and $11.1 million, as collateral for its interest rate swap and cap contracts. As of December 31, 2015, the Company had Agency RMBS and U.S. Treasuries of $44.1 million and cash of $18.5 million pledged to it as collateral for its interest rate swap and cap contracts. As of December 31, 2014, the Company had Agency RMBS and U.S. Treasuries of $47.2 million and cash of $72.0 million pledged to it as collateral for its interest rate swap and cap contracts. Below is a summary of our interest rate swap and cap contracts open as of December 31, 2015 and December 31, 2014 (in thousands):

Derivatives not designated as hedging instruments under ASC 815
Interest Rate Swap Contracts	Notional Amount	Fair Value	Consolidated Balance Sheets
December 31, 2015	$2,050,000	$(14,024)	Derivative liabilities, at fair value
December 31, 2015	5,900,000	39,435	Derivative assets, at fair value
December 31, 2014	2,600,000	(16,007)	Derivative liabilities, at fair value
December 31, 2014	5,050,000	40,611	Derivative assets, at fair value

Interest Rate Cap Contracts	Notional Amount	Fair Value	Consolidated Balance Sheets
December 31, 2015	$2,500,000	$61,343	Derivative assets, at fair value
December 31, 2014	2,500,000	107,673	Derivative assets, at fair value
The following table presents information about the net realized and unrealized gain and loss on swap and cap contracts for the years ended December 31, 2015, 2014 and 2013 on the Company's interest rate swap and cap contracts not designated as hedging instruments under ASC 815 (in thousands):

		Gain (Loss) on Derivatives
		Year Ended December 31,
Derivative Type	Location of Gain or (Loss) on Derivatives	2015	2014	2013
Interest rate swaps and caps	Swap and cap interest expense	$(100,110)	$(90,812)	$(93,497)
Interest rate swaps and caps	Net realized and unrealized gain (loss) on swap and cap contracts	(54,932)	(110,542)	269,128
Interest rate swaps and caps	Net gain (loss) from swap and cap contracts	$(155,042)	$(201,354)	$175,631

5. REPURCHASE AGREEMENTS AND SHORT-TERM FHLBC ADVANCES
The Company leverages its Agency RMBS and U.S. Treasuries through the use of repo borrowings and short-term FHLBC advances. Each of the borrowing vehicles used by the Company bears interest at floating rates based on a spread above or below LIBOR. The interest rate for short-term FHLBC advances is set by the FHLBC.  The fair value of repurchase agreements approximates their carrying amount due to the short-term nature of these financial instruments. While repo borrowings and short-term FHLBC advances are the Company's principal source of borrowings, the Company may issue long-term debt (i.e., greater than one year term) to diversify credit sources and to manage interest rate and duration risk. See Note 6, Long-Term FHLBC Advances, for a discussion of the Company's long-term FHLBC advances.
Certain information with respect to the Company's repo borrowings and short-term FHLBC advances is summarized in the following tables. Each of the  repo borrowings and short-term FHLBC advances listed is contractually due in one year or less (dollars in thousands).

December 31, 2015
Outstanding repurchase agreements	$8,987,776
Outstanding short-term FHLBC advances	$1,675,000
Interest accrued thereon	$6,847
Weighted average borrowing rate	0.50%
Weighted average remaining maturity (in days)	27.3
Fair value of the collateral(1)	$11,136,801

December 31, 2014
Repurchase agreements(2)	$11,289,559
Interest accrued thereon	$5,334
Weighted average borrowing rate	0.35%
Weighted average remaining maturity (in days)	28.2
Fair value of the collateral(1)	$11,842,427
 __________________

(1)	Collateral for repo borrowings and short-term FHLBC advances consists of Agency RMBS and U.S. Treasuries.

(2)	At December 31, 2014, the Company had no short-term FHLBC advances.
The following table presents information about collateral supporting repo borrowings and short-term FHLBC advances as of December 31, 2015 and December 31, 2014 (in thousands):

Collateral for repurchase agreements and short-term FHLBC advances	Remaining contractual maturity of the repurchase agreements and short-term FHLB advances(1)
December 31, 2015	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
Agency RMBS	$—	$7,579,885	$2,235,246	$499,394	$10,314,525
U.S. Treasuries	—	348,251	—	—	348,251
Total	$—	$7,928,136	$2,235,246	$499,394	$10,662,776

December 31, 2014
Agency RMBS	$—	$7,574,906	$3,425,831	$140,742	$11,141,479
U.S. Treasuries	—	148,080	—	—	148,080
Total	$—	$7,722,986	$3,425,831	$140,742	$11,289,559
 __________________

(1)	At December 31, 2014, the Company had no short-term FHLBC advances.
At December 31, 2015 and December 31, 2014, our amount at risk with any individual counterparty related to our repo borrowings or short-term FHLBC advances was less than 2.7% and 1.6% of stockholders' equity, respectively, and our repo borrowings or short-term FHLBC advances with any individual counterparty were less than 11.7% and 3.9% of our total assets, respectively. The amount at risk is defined as the excess of the fair value of the securities, including accrued interest, and cash, pledged to secure the repurchase agreement and short-term FHLBC advances, over the amount of the repurchase agreement and short-term FHLBC advances liability adjusted for accrued interest. At December 31, 2014, the Company had no short-term FHLBC advances.
The FHLBC requires that CYS Insurance purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding FHLBC Advances. As of December 31, 2015, CYS Insurance held $42.0 million in FHLBC stock that is included in "Other investments" on our consolidated balance sheets.
6. LONG-TERM FHLBC ADVANCES
Pursuant to the FHLBC terms and conditions of membership and applicable credit policies, CYS Insurance may obtain long-term FHLBC advances, secured by eligible collateral, including, but not limited to, residential mortgage-backed securities. During the year ended December 31, 2015, CYS Insurance secured $425.0 million in long-term FHLBC advances, and at December 31, 2015, we had $423.7 million in long-term FHLBC advances at fair value and $0.5 million in accrued interest expense thereon on our consolidated balance sheet. The long-term FHLBC advances were an original term of three years, carry a weighted average interest rate of 1.48%, have a maturity of 2.5 years at December 31, 2015, and are callable after the one-year anniversary of the advance and thereafter every six months. At December 31, 2014, the Company had no long-term FHLBC advances.
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
Further, each of our International Standard Derivative Association ("ISDA") agreements contains a cross default provision under which a default under certain of our other indebtedness in excess of a certain threshold causes an event of default under the agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements. Additionally, under certain of our ISDA master agreements, we could be required to settle our obligations under the agreements if we fail to maintain certain minimum stockholders' equity thresholds or our REIT status or if we fail to comply with limits on our leverage above certain specified levels. As of December 31, 2015, the fair value of additional collateral that could be required to be posted as a result of the credit-risk-related contingent features being triggered was not material to our consolidated financial statements. As of December 31, 2015, our amount at risk with any counterparty related to our repurchase agreements and FHLBC Advances was less than 2.3% of our stockholders' equity, and our amount at risk with any counterparty related to our interest rate swap and cap contracts, excluding centrally cleared swaps, was less than 0.5% of our stockholders' equity.
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
Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our repo borrowings, FHLBC Advances and derivative contracts by type, including securities pledged related to securities purchased or sold but not yet settled, as of December 31, 2015 and December 31, 2014 (in thousands):

December 31, 2015
Assets Pledged to Counterparties	Repurchase Agreements and FHLBC Advances	Derivative Instruments	Forward Settling Trades (TBAs)	Total
Agency RMBS - fair value	$11,547,098	$37,657	$2,259	$11,587,014
U.S. Treasuries - fair value	1,832	13,054	—	14,886
Accrued interest on pledged securities	30,890	196	5	31,091
Cash	—	21,751	—	21,751
Total	$11,579,820	$72,658	$2,264	$11,654,742

December 31, 2014
Assets Pledged to Counterparties	Repurchase Agreements(1)	Derivative Instruments	Forward Settling Trades (TBAs)	Total
Agency RMBS - fair value	$11,697,532	$42,894	$1,453	$11,741,879
U.S. Treasuries - fair value	149,051	17,992	—	167,043
Accrued interest on pledged securities	31,475	168	3	31,646
Cash	—	11,104	—	11,104
Total	$11,878,058	$72,158	$1,456	$11,951,672
 __________________

(1)	At December 31, 2014, the Company had no FHLBC Advances.

Assets Pledged from Counterparties
As the estimated fair value of our investment securities pledged as collateral increases due to changes in interest rates or other factors, we may require counterparties to release collateral back to us, which may be in the form of identical securities, similar securities, or cash. As of December 31, 2015 and December 31, 2014, we also had assets pledged to us as collateral under our repurchase agreements, derivative contracts and forward settling trades summarized in the tables below (in thousands):

December 31, 2015
Assets Pledged to CYS	Repurchase Agreements and FHLBC Advances	Derivative Instruments	Forward Settling Trades (TBAs)	Total
U.S. Treasuries - fair value	—	44,143	—	44,143
Accrued interest on pledged securities	—	209	—	209
Cash	—	18,534	—	18,534
Total	$—	$62,886	$—	$62,886

December 31, 2014
Assets Pledged to CYS	Repurchase Agreements (1)	Derivative Instruments	Forward Settling Trades (TBAs)	Total
Agency RMBS - fair value	$3,464	$22,112	$3,225	$28,801
U.S. Treasuries - fair value	692	25,115	—	25,807
Accrued interest on pledged securities	13	142	9	164
Cash	—	71,980	791	72,771
Total	$4,169	$119,349	$4,025	$127,543
 __________________

(1)	At December 31, 2014, the Company had no FHLBC Advances.
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
Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of set-off under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. Under GAAP, if the Company has a valid right of set-off, it may offset the related asset and liability and report the net amount. However, the Company reports amounts subject to its Master Repurchase Agreements ("MRA") and ISDA agreements in the consolidated balance sheets on a gross basis without regard for such rights of offset.

At December 31, 2015 and December 31, 2014, the Company's derivative assets and liabilities (by type) are as follows (in thousands):

December 31, 2015	Assets	Liabilities
Interest rate swap contracts	$39,435	$14,024
Interest rate cap contracts	61,343	—
Total derivative assets and liabilities in the consolidated balance sheet	100,778	14,024
Derivatives not subject to a master netting agreement or similar agreement ("MNA")	25,151	14,024
Total assets and liabilities subject to a MNA	$75,627	$—

December 31, 2014	Assets	Liabilities
Interest rate swap contracts	$40,611	$16,007
Interest rate cap contracts	107,673	—
Total derivative assets and liabilities in the consolidated balance sheet	148,284	16,007
Derivatives not subject to a MNA	7,008	11,579
Total assets and liabilities subject to a MNA	$141,276	$4,428
Below is a summary of the Company's assets subject to offsetting provisions (in thousands):

			Gross Amounts Not Offset in the Consolidated Balance Sheet
As of	Description	Amounts of Assets Presented in the Consolidated Balance Sheet	Instruments Available for Offset	Collateral Received(1)	Net Amount(2)
December 31, 2015	Derivative assets	$75,627	$—	$59,907	$15,720
December 31, 2014	Derivative assets	141,276	4,341	117,991	18,944
 _________________

(1)	Collateral consists of Agency RMBS, U.S. Treasuries and cash. Excess collateral received is not shown for financial reporting purposes.

(2)	Net amount represents the net amount receivable from the counterparty in the event of the counterparty's default.
Below is a summary of the Company's liabilities subject to offsetting provisions (in thousands):

			Gross Amounts Not Offset in the Consolidated Balance Sheet
As of	Description	Amounts of Liabilities Presented in the Consolidated Balance Sheet	Instruments Available for Offset	Collateral Pledged(1)	Net Amount(2)
December 31, 2015	Repurchase agreements and FHLBC Advances	11,086,477	42,003	11,044,474	—
December 31, 2014	Derivative liabilities	4,428	4,341	87	—
December 31, 2014	Repurchase agreements(3)	11,289,559	—	11,289,559	—
 _________________

(1)
Collateral consists of Agency RMBS, U.S. Treasuries and cash. Further detail of collateral pledged on repo borrowings is disclosed in Note 5, Repurchase Agreements and Short-Term FHLBC Advances. Excess collateral pledged is not shown for financial reporting purposes.

(2)	Net amount represents the net amount payable to the counterparty in the event of the either party's default.

(3)	We had no FHLBC Advances at December 31, 2014.
8. FAIR VALUE MEASUREMENTS

The Company's valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company's market assumptions. ASC 820 -- Fair Value Measurements, classifies these inputs into the following hierarchy:
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
"Other investments" is comprised of our investment in FHLBC stock and our investment in a real estate asset, both Level 3 assets to which we apply valuation techniques and/or impairment analysis periodically. FHLBC stock of approximately $42.0 million and $0.0 million at December 31, 2015 and 2014, respectively, is excluded from Other investments in the table below as the Company accounts for its investment in FHLBC stock as a cost method investment and periodically evaluates FHLBC stock for impairment.
Long-term FHLBC advances consist of amounts borrowed from the FHLBC for a term exceeding one year that are secured by Agency RMBS. We have made a fair value election pursuant to ASC 825 with respect to this debt.
Excluded from the tables below are financial instruments carried in our consolidated financial statements at cost basis, which is deemed to approximate fair value, primarily due to the short duration of these instruments, including cash, receivables, payables and repo borrowings with initial terms of one year or less. The fair value of these instruments is determined using Level 2 Inputs.
The following tables provide a summary of the Company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014 (in thousands):

December 31, 2015	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Agency RMBS	$—	$12,927,996	$—	$12,927,996
U.S. Treasuries	99,711	—	—	99,711
Other investments	—	—	8,025	8,025
Derivative assets	—	100,778	—	100,778
Total	$99,711	$13,028,774	$8,025	$13,136,510
Liabilities
Long-term FHLBC advances	—	423,701	—	423,701
Derivative liabilities	—	14,024	—	14,024
	$—	$437,725	$—	$437,725

December 31, 2014	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Agency RMBS	$—	$14,452,456	$—	$14,452,456
U.S. Treasuries	149,051	—	—	149,051
Other investments	—	—	8,025	8,025
Derivative assets	—	148,284	—	148,284
Total	$149,051	$14,600,740	$8,025	$14,757,816
Liabilities
Derivative liabilities	$—	$16,007	$—	$16,007
The table below presents a reconciliation of changes in other investments classified as Level 3 in the Company's consolidated financial statements for the years ended December 31, 2015 and 2014:

Level 3 Fair Value Reconciliation

(In thousands)	Year Ended December 31,
Other investments(1)	2015	2014
Beginning balance Level 3 assets	$8,025	$6,945
Cash payments recorded as a reduction of cost basis	—	—
Change in net unrealized gain (loss)	—	1,080
Gross purchases	—	—
Gross sales	—	—
Net gain (loss) on sales	—	—
Transfers into (out of) Level 3	—	—
Ending balance Level 3 assets	$8,025	$8,025
 __________________

(1)
FHLBC stock of approximately $42.0 million and $0.0 million at December 31, 2015 and 2014, respectively, is excluded from the table above as the Company accounts for its investment in FHLBC stock as a cost method investment and periodically evaluates FHLBC stock for impairment.

The fair value of a real estate asset is primarily derived internally, and is based on inputs observed from sales transactions of similar assets. We also rely on available industry information about capitalization rates and expected trends in rents and occupancy.  A discussion of the method of fair valuing these assets is included above in Note 2, Significant Accounting Policies — Investments in Securities — Investment Valuation. The significant unobservable input used in the fair value measurement is capitalization rates, which the Company estimated to be between 3% and 6% at December 31, 2015 and December 31, 2014.
9. SHARE CAPITAL
The Company has authorized 500,000,000 shares of common stock having par value of $0.01 per share. As of December 31, 2015 and 2014, the Company had issued and outstanding 151,739,840 and 161,849,878 shares of common stock, respectively.
The Company has authorized 50,000,000 shares of preferred stock having a par value of $0.01 per share. As of December 31, 2015 and 2014, 3,000,000 shares of 7.75% Series A Preferred Stock ($25.00 liquidation preference) were issued and outstanding. As of December 31, 2015, 8,000,000 shares of 7.50% Series B Preferred Stock ($25.00 liquidation preference) were issued and outstanding. The Series A Preferred Stock and Series B Preferred Stock will not be redeemable before August 3, 2017 and April 30, 2018, respectively, except under circumstances where it is necessary to preserve the Company's qualification as a REIT, for federal income tax purposes or the occurrence of a change of control. On or after August 3, 2017 and April 30, 2018, respectively, the Company may, at its option, redeem any or all of the shares of the Series A Preferred Stock and Series B Preferred Stock, respectively, at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the respective redemption date. The Series A Preferred Stock and Series B Preferred Stock have no stated maturity, and are not subject to any sinking fund or mandatory redemption.
The Company's common and preferred stock transactions during the year ended December 31, 2015 and 2014 are as follows (in thousands):

	Year Ended December 31, 2015		Year Ended December 31, 2014
Common stock	Shares	Amount	Shares	Amount
Common shares sold in public offerings or issued as restricted common stock	503	$—	439	$—
Shares repurchased or canceled	(10,614)	(87,944)	(240)	(1,952)
Net increase (decrease)	(10,111)	$(87,944)	199	$(1,952)
Equity Offerings
On April 30, 2013, the Company closed a public offering of 8,000,000 shares of its Series B Preferred Stock, liquidation preference of $25.00 per share, for total net proceeds of approximately $193.6 million, after the underwriting discount and commissions and expenses.

Dividend Reinvestment and Direct Stock Purchase Plan ("DSPP")
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of common stock by reinvesting some or all of the cash dividends received on shares of common stock. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. For the years ended December 31, 2015 and 2014 the Company did not issue any shares under the DSPP. As of December 31, 2015 and 2014, there were approximately 4.1 million shares, respectively, available for issuance under this plan.
Restricted Common Stock Awards
See Note 12, Stock Options and Restricted Common Stock, for a summary of restricted common stock granted to certain its directors, officers and employees for the years ended December 31, 2015, 2014 and 2013.
Equity Placement Program ("EPP")
Effective May 15, 2014, the Company terminated that certain Equity Distribution Agreement by and between the Company and JMP Securities LLC ("JMP"), dated as of June 7, 2011 (the "JMP Agreement"), in connection with the expiration of the Company's prior shelf registration statement on Form S-3. Under the JMP Agreement, the Company could offer and sell, from time to time, up to 15.0 million shares of the Company's common stock through an "at the market" offering program with JMP. For the year ended December 31, 2015 and 2014, the Company did not sell any shares of common stock under the JMP Agreement.
Share Repurchase Program
On November 15, 2012, the Company announced that its Board of Directors authorized the repurchase of shares of the Company's common stock having an aggregate value of up to $250 million. Pursuant to this program, through July 20, 2014, the Company repurchased approximately $115.7 million in aggregate value of its shares of common stock on the open market. On July 21, 2014, the Company announced that its Board of Directors authorized the repurchase of shares of the Company's common stock having an aggregate value of up to $250 million, which included the approximately $134.3 million available for repurchase under the November 2012 authorization. In the fourth quarter of 2014, we repurchased 132,749 shares at a weighted-average purchase price of $8.88, for an aggregate purchase price of approximately $1.18 million, and in the third quarter of 2014 repurchased 39,800 shares at a weighted-average purchase price of $8.86, for an aggregate purchase price of approximately $0.35 million. For the year ended December 31, 2015, the Company repurchased 10,559,493 shares with a weighted average purchase price of $8.28 for approximately $87.7 million aggregate purchase price. Accordingly, the Company still had approximately $160.8 million authorized to repurchase shares of its common stock as of December 31, 2015.
10. EARNINGS PER SHARE
Components of the computation of basic and diluted EPS under the two-class method were as follows (in thousands, except per share numbers):

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$(4,765)	$425,609	$(475,782)
Less dividend on preferred shares	(20,813)	(20,812)	(15,854)
Net income (loss) available to common stockholders	(25,578)	404,797	(491,636)
Less dividends paid:
Common shares	(169,896)	(199,647)	(221,957)
Unvested shares	(1,157)	(1,200)	(1,128)
Undistributed earnings (loss)	$(196,631)	$203,950	$(714,721)
Basic weighted average shares outstanding:
Common shares	155,659	160,991	169,967
Basic earnings (loss) per common share:
Distributed earnings	$1.09	$1.24	$1.31
Undistributed earnings	(1.26)	1.26	(4.21)
Basic earnings (loss) per common share	$(0.17)	$2.50	$(2.90)
Diluted weighted average shares outstanding:
Common shares	155,659	160,991	169,967
Net effect of dilutive warrants (1)	—	—	—
	155,659	160,991	169,967
Diluted earnings (loss) per common share:
Distributed earnings	$1.09	$1.24	$1.31
Undistributed earnings	(1.26)	1.26	(4.21)
Diluted earnings (loss) per common share	$(0.17)	$2.50	$(2.90)

__________________

(1)
For the years ended December 31, 2015, 2014 and 2013, the Company had an aggregate of 131 stock options outstanding with a weighted average exercise price of $30.00 that were not included in the calculation of EPS, as their inclusion would have been anti-dilutive. These instruments may have a dilutive impact on future EPS.

11. INCENTIVE COMPENSATION PLANS
The Company has adopted Incentive Compensation Plans in 2015 ("2015 Plan"), 2014 ("2014 Plan") and 2013 ("2013 Plan") (collectively, the "Bonus Plans"). Pursuant to the Bonus Plans the Company pays discretionary bonus awards ("Bonus Awards") to eligible employees. The amount of each employee's Bonus Award is calculated at the discretion of the Compensation Committee of the board of directors (the "Compensation Committee") after consideration of the Company's performance and the employee's bonus target and performance for the applicable fiscal year. The Compensation Committee has discretion to determine the total amount to be awarded, and, subject to certain restrictions under the Bonus Plans, it also has discretion to determine what portion of each award will be paid in cash and what portion of each award will be paid in shares of restricted common stock of the Company. As of December 31, 2015 the Company had 7,569,216 shares remaining under the Bonus Plans.
For the year ended December 31, 2015, the Compensation Committee elected to award the Company's employees an aggregate of $4.7 million in Bonus Awards under the 2015 Plan. Approximately $2.7 million of the aggregate Bonus Award amount was accrued during the fiscal year ended December 31, 2015. The remaining $2.0 million will be paid in shares of restricted common stock to be granted in 2016, with $1.7 million and $0.3 million vesting over a five-year and three-year period, respectively.
For the year ended December 31, 2014, the Compensation Committee elected to award the Company's employees an aggregate of $7.9 million in Bonus Awards under the 2014 Plan. Approximately $4.4 million of the aggregate Bonus Award amount was accrued during the fiscal year ended December 31, 2014. The remaining $3.5 million was paid in shares of restricted common stock granted in 2015, with $3.2 million and $0.3 million vesting over a five-year and three-year period, respectively.
For the year ended December 31, 2013, the Compensation Committee elected to award the Company's employees an aggregate of $7.3 million in Bonus Awards under the 2013 Plan. Approximately $4.1 million of the aggregate Bonus Award amount was accrued during the fiscal year ended December 31, 2013. The remaining $3.2 million was paid in shares of restricted common stock granted in 2014, with $2.9 million and $0.3 million vesting over a five year and three year period, respectively.
12. STOCK OPTIONS AND RESTRICTED COMMON STOCK
On May 10, 2013, the Company's stockholders approved the 2013 Equity Incentive Plan (the "Equity Incentive Plan") that provides for the grant of non-qualified common stock options, stock appreciation rights, restricted common stock and other share based awards. As of December 31, 2015 the Company has only granted restricted common stock pursuant to the Equity Inventive Plan. The Compensation Committee administers the Equity Incentive Plan. Awards under the Equity Incentive Plan may be granted to the Company's directors, executive officers and employees and other service providers.
The Equity Incentive Plan authorizes a total of 8,500,000 shares that may be used to satisfy awards under the plan. As of December 31, 2015 and December 31, 2014, the remaining shares to be granted under the Equity Incentive Plan were 7,569,216 and 8,039,664, respectively.
Prior to May 10, 2013, the Company had a stock incentive plan (the "2006 Stock Incentive Plan") in place that provided for the grant of non-qualified common stock options, stock appreciation rights, restricted common stock and other share based awards. Following stockholder approval of the Equity Incentive Plan, the Company could no longer make awards under the 2006 Stock Incentive Plan. Under the 2006 Stock Incentive Plan, the Company only granted qualified common stock options and restricted common stock. The Compensation Committee administered the plan. Awards under the 2006 Stock Incentive Plan were granted to the Company's directors, executive officers and employees and other service providers.
Restricted common stock granted to non-employee directors prior to January 1, 2014 vests over a one-year period. Effective January 1, 2014, all restricted common stock granted to non-employee directors, including the restricted common stock granted on January 2, 2014, vested at the end of the quarter in which it was granted. A description of the vesting schedules for restricted common stock granted to the Company's executive officers and employees is included in Note 11, Incentive Compensation Plan. The following table summarizes restricted common stock transactions for the years ended December 31, 2015, 2014 and 2013:

Years ended December 31, 2013, 2014 and 2015	Officers and Employees(1)	Directors	Total
Unvested Restricted Common Stock as of December 31, 2012	574,120	31,668	605,788
Granted (Weighted average grant date fair value $11.91)	319,979	44,765	364,744
Canceled/Forfeited	(39,034)	—	(39,034)
Vested	(135,438)	(31,668)	(167,106)
Unvested Restricted Common Stock as of December 31, 2013	719,627	44,765	764,392
Granted (Weighted average grant date fair value $8.54)	374,634	64,781	439,415
Canceled/Forfeited	(67,102)	—	(67,102)
Vested	(206,360)	(90,244)	(296,604)
Unvested Restricted Common Stock as of December 31, 2014	820,799	19,302	840,101
Granted (Weighted average grant date fair value $8.66)	417,415	86,081	503,496
Canceled/Forfeited	(21,800)	—	(21,800)
Vested	(240,685)	(82,623)	(323,308)
Unvested Restricted Common Stock as of December 31, 2015	975,729	22,760	998,489
______________

(1)	Include grants to the Company's executive officers and certain officers and employees of its external manager prior to September 1, 2011.

Unrecognized compensation cost related to unvested restricted common stock granted as of December 31, 2015 and 2014 was $7.1 million and $7.0 million, respectively, assuming no forfeitures due to the small number of employees and historical employee attrition. The total fair value of restricted common stock awards vested during the years ended December 31, 2015, 2014 and 2013 were $2.7 million, $3.0 million and $1.8 million, respectively, based upon the fair market value of the Company's common stock on the grant date.
There were no common stock options granted during the years ended December 31, 2015, 2014 and 2013. As of December 31, 2015 and 2014, there were 131,088 options outstanding, all of which were vested and exercisable, with a weighted average exercise price of $30.00, expiration date of February 2016 and fair value of $0.00 per option.
The components of share-based compensation expense for each period were as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Restricted shares granted to officers and employees(1)	$3,320	$3,811	$3,024
Restricted shares granted to certain directors	701	703	447
Total shared based compensation expense	$4,021	$4,514	$3,471
_________

(1)	Includes grants to certain officers and employees of the Company's external manager prior to September 1, 2011.
13. INCOME TAXES
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
The per share tax character of the common, Series A Preferred Stock and Series B Preferred Stock distributions declared to stockholders in 2015 of $1.10, $1.9375 and $1.875, respectively, is estimated to be $0.978, and $1.9375 and $1.875 ordinary income, and $0.122 return of capital to the Company's common and preferred stockholders.
The estimated federal tax cost and the tax basis components of distributable earnings were as follows (in thousands):

December 31, 2015
Cost of investments	$13,038,159
Gross gain	$91,198
Gross loss	(51,622)
Net unrealized gain (loss)	$39,576
Undistributed ordinary income	$—
Capital loss carryforwards	$456,258
As of December 31, 2015, the Company's estimated capital loss carryforwards available to offset future realized gains are subject to current and future limitations in accordance with Internal Revenue Code section 382 and expire as follows (in thousands):

December 31, 2018	456,258
Total	$456,258
As of December 31, 2015 and 2014, the Company had no undistributed taxable income. Tax years from 2011 through 2015 remain open to examination by U.S. federal, state and local, or non-U.S. tax jurisdictions. No income tax provision was recorded for the Company's open tax years.
14. COMMITMENTS AND CONTINGENCIES
The Company has leased office space for which the term expires on June 30, 2016. The lease has been classified as an operating lease. The rental expense for the year ended December 31, 2015, 2014 and 2013 was $0.3 million, $0.3 million and $0.4 million, respectively. In September 2015, the Company entered into a new lease agreement with an estimated commencement date of January 1, 2016, and an estimated rent commencement date of July 1, 2016. The term of this lease expires 84 months after the rent commencement date. Both leases have been classified as operating leases. The Company's aggregate future minimum lease payments total approximately $2.8 million.  The following table details the lease payments (in thousands):

Years Ending December 31,	Lease Commitments
2016	$327
2017	353
2018	363
2019	373
Later years	1,382
$2,798
The Company enters into certain contracts that contain a variety of indemnifications, principally with broker dealers. As of December 31, 2015, 2014 and 2013, no claims have been asserted under these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2015, 2014, and 2013.
15. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK OR CONCENTRATIONS OF CREDIT RISK
In the normal course of its business, the Company trades various financial instruments and enters into various investment activities with off-balance sheet risk, including interest rate swap and cap contracts. These financial instruments contain varying degrees of off-balance sheet risk whereby losses resulting from changes in the fair values of the securities underlying the financial instruments or the Company's obligations thereunder may ultimately exceed the amount recognized in the statement of assets and liabilities.
The Company is subject to credit risk associated with counterparty nonperformance on repurchase agreements. The Company's exposure to credit risk associated with counterparty nonperformance on repurchase agreements is limited to the difference between the borrowings under repurchase agreements plus any accrued interest, minus the fair value of collateral pledge plus any accrued interest. Any counterparty nonperformance of these transactions is not expected to have a material effect on the Company's financial condition.
The Company's investments are primarily concentrated in securities that pass through collections of principal and interest from underlying mortgages, and there is a risk that some borrowers on the underlying mortgages will default. Therefore, mortgage-backed securities may bear some exposure to credit losses. However, the Company manages credit risk by primarily holding securities that are guaranteed by government (or government-sponsored) agencies.
The Company enters into derivative transactions with counterparties as hedges of interest rate exposure and in the course of investing. The notional amounts of the swap and cap contracts do not represent the Company's risk of loss due to counterparty nonperformance. The Company's exposure to credit risk associated with counterparty nonperformance on swap or cap contracts is limited to the difference between the fair value of the swap or cap, plus any accrued interest, minus the fair value of collateral pledged plus any accrued interest. Our swap agreements are privately negotiated in the OTC market, with swap agreements entered into subsequent to May 2013 subject to central clearing through a registered commodities exchange ("centrally cleared swaps"). In the case of centrally cleared swaps, we could be exposed to credit risk if the central clearing exchange or clearing member defaults on its respective obligation to perform under the contract. However, we believe the risk is minimal due to the clearing exchanges' initial and daily mark to market margin requirements and guarantee funds and other resources that are available in the event of a clearing member default.
The Company is subject to interest rate risk. Generally, the value of fixed income securities will change inversely with changes in interest rates. As interest rates rise, the market value of fixed income securities tends to decrease. Conversely, as interest rates fall, the market value of fixed income securities tends to increase.
16. INVESTMENT COMPANY ACCOUNTING DISCLOSURES
The information in the tables below was required under investment company accounting for which the Company ceased to meet the criteria on January 1, 2014. However, as of December 31, 2013, the Company used investment company financial statement presentation under ASC 946 and the following disclosures have been included to comply with ASC 946. See Note 2, Significant Accounting Policies, for more information.

FINANCIAL HIGHLIGHTS
In accordance with financial reporting requirements applicable to investment companies, the Company has included below certain financial highlight information for the year ended December 31, 2013:

	Per Common Share
	Year Ended December 31,
	2013
Net asset value, beginning of period	$13.31
Net income (loss):
Net investment income	1.51	(a)
Net gain (loss) from investments and swap and cap contracts	(4.30)	(a)
Net income (loss)	(2.79)
Dividends on preferred stock	(0.09)	(a)
Net income (loss) available to common stockholders	(2.88)
Capital transactions:
Distributions to common stockholders	(0.85)
Return of capital distributions	(0.47)
Issuance/Repurchase of common and preferred shares and amortization of share based compensation	0.13	(a)
Net decrease in net asset value from capital transactions	(1.19)
Net asset value, end of period	$9.24
Net asset value total return (%)(b)	(20.66)%
Market value total return (%)	(27.36)%
Ratios to Average Net Assets
Expenses before interest expense	0.98%
Total expenses	3.44%
Net investment income	12.04%
 __________________

(a)
Calculated based on average shares outstanding during the period. Average shares outstanding include vested and unvested restricted shares and differs from weighted-average shares outstanding used in calculating EPS.

(b)	May also be referred to as common book value total return.

The following represents a presentation of the line items used in the Statement of Changes in Net Assets under Investment Company Accounting to the line items currently presented in the Company's consolidated Statements of Operations under non-Investment Company Accounting for the year ended December 31, 2013:

Reconciliation of Net investment income and Net gain (loss) on investments and derivatives

Year Ended December 31,
(In thousands)	2013
Interest income from Agency RMBS	$330,430
Other interest income	1,481
Repurchase agreement interest expense	(52,763)
Compensation and benefits	(12,599)
General, administrative and other	(8,436)
Other income	120
Net investment income	258,233

Net realized gain (loss) on investments	(595,116)
Net unrealized gain (loss) on investments	(314,530)
Net gain (loss) on investments	(909,646)

Swap and cap interest expense	(93,497)
Net realized gain (loss) on termination of swap and cap contracts	30,775
Net unrealized gain (loss) on swap and cap contracts	238,353
Net gain (loss) from swap and cap contracts	175,631

See Note 2, Significant Accounting Policies.

17. SUBSEQUENT EVENTS
In January 2016, an aggregate of 23,248 shares of restricted common stock were granted to certain directors as a portion of their compensation for serving on the Company's board of directors.
On January 12, 2016, the FHFA issued a Final Rule amending its regulations governing FHLB membership criteria for captive insurance companies. The Final Rule defines "insurance company" to exclude "captive insurers". CYS, through CYS Insurance, gained membership in the FHLBC in March, 2015. Under this Final Rule, which will become effective on February 19, 2016, CYS Insurance must terminate its membership in the FHLBC within one year of the effective date and will not be permitted to secure any new advances. On January 12, 2016, the FHLBC advised CYS Insurance that it would not be possible to renew any short-term FHLBC advances that mature before the effective date beyond February 8, 2016. CYS has replaced $1,450.0 million of its short-term FHLBC advances with repo borrowings from its other counterparties. Currently, CYS Insurance has $225.0 million of short-term FHLBC advances maturing within 6 months, which will not be renewed, and $425.0 million of long-term FHLBC advances with a weighted average maturity of approximately 2.5 years. The long-term FHLBC advances are callable after the one-year anniversary of the advance and every six months thereafter but will have to be repaid on or before February 19, 2017. As of December 31, 2015, CYS Insurance had a $42.0 million investment in stock in the FHLBC as required to support a specified percentage of FHLBC Advances. The FHLBC repaid $16.0 million of this investment on January 27, 2016.
18. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
(in thousands except per share numbers)	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total interest income	$85,831	$83,982	$80,532	$80,850
Total interest expense	13,964	12,261	10,262	9,642
Net interest income	71,867	71,721	70,270	71,208
Other income (loss):
Net realized gain (loss) on investments	(3,704)	(10,332)	9,435	18,253
Net unrealized gain (loss) on investments	(134,708)	106,154	(176,899)	75,689
Net unrealized gain (loss) on long-term FHLBC advances	2,036	(726)	(11)	—
Other income	409	300	118	40
Subtotal	(135,967)	95,396	(167,357)	93,982
Swap and cap interest expense	(22,969)	(24,681)	(24,992)	(27,468)
Net realized and unrealized gain (loss) on swap and cap contracts	91,986	(100,597)	31,047	(77,368)
Net gain (loss) from swap and cap contracts	$69,017	$(125,278)	$6,055	$(104,836)
Total other income (loss)	$(66,950)	$(29,882)	$(161,302)	$(10,854)
Total expenses	3,269	5,812	6,005	5,757
Net income (loss)	1,648	36,027	(97,037)	54,597
Dividend on preferred shares	(5,204)	(5,203)	(5,203)	(5,203)
Net income (loss) available to common stockholders	$(3,556)	$30,824	$(102,240)	$49,394
Net income (loss) per common share basic & diluted	$(0.02)	$0.20	$(0.66)	$0.31

	Three Months Ended
(in thousands except per share numbers)	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total interest income	$83,599	$77,132	$71,978	$84,367
Total interest expense	9,156	7,657	7,583	9,423
Net interest income	74,443	69,475	64,395	74,944
Other income (loss):
Net realized gain (loss) on investments	42,305	40,470	33,118	16,670
Net unrealized gain (loss) on investments	99,135	(112,085)	157,479	89,234
Other income	50	50	50	119
Subtotal	$141,490	$(71,565)	$190,647	$106,023
Swap and cap interest expense	(26,650)	(25,789)	(19,456)	(18,923)
Net realized and unrealized gain (loss) on swap and cap contracts	(72,703)	58,909	(71,185)	(25,563)
Net gain (loss) from swap and cap contracts	$(99,353)	$33,120	$(90,641)	$(44,486)
Total other income (loss)	$42,137	$(38,445)	$100,006	$61,537
Total expenses	5,024	6,045	6,020	5,794
Net income (loss)	111,556	24,985	158,381	130,687
Dividend on preferred shares	(5,203)	(5,203)	(5,203)	(5,203)
Net income (loss) available to common stockholders	$106,353	$19,782	$153,178	$125,484
Net income (loss) per common share basic & diluted	$0.66	$0.12	$0.95	$0.78

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer can provide reasonable assurance that, as of such date, our disclosure controls and procedures were effective.
There have been no changes in our internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Management's Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, the Company's management used criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on management's assessment, the Company's management believes that, as of December 31, 2015, the Company's internal control over financial reporting was effective based on those criteria. The Company's independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company's internal control over financial reporting included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CYS Investments, Inc.
Waltham, MA

We have audited the internal control over financial reporting of CYS Investments, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 17, 2016 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the discontinued use of investment company accounting on January 1, 2014.

/s/ DELOITTE & TOUCHE LLP
February 17, 2016
Boston, Massachusetts

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2015 annual stockholders' meeting.
Item 11.     Executive Compensation
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2015 annual stockholders' meeting.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2015 annual stockholders' meeting.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2015 annual stockholders' meeting.
Item 14.     Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2015 annual stockholders' meeting.
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
3. Exhibits

Exhibit Number	Description of Exhibit
3.1(1)	Articles of Amendment and Restatement of CYS Investments, Inc.

3.2(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.3(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.4(3)	Articles of Amendment to the Articles of Amendment and Restatement

3.5(4)	Amended and Restated Bylaws of CYS Investments, Inc.

3.6(5)	Articles Supplementary of 7.75% Series A Cumulative Redeemable Preferred Stock

3.7(6)	Articles Supplementary of 7.50% Series B Cumulative Redeemable Preferred Stock

3.8(6)	Articles Supplementary Reclassifying Authorized but unissued Shares of Preferred Stock

4.1(3)	Form of Certificate for Common Stock for CYS Investments, Inc.

4.2(5)	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock for CYS Investments, Inc.

4.3(6)	Form of Certificate for 7.50% Series B Cumulative Redeemable Preferred Stock for CYS Investments, Inc.

10.1(3)†	Employment Agreement, dated September 1, 2011, between the Company and Kevin E. Grant

10.2(3)†	Employment Agreement, dated September 1, 2011, between the Company and Frances R. Spark

10.3(3)†	Employment Agreement, dated September 1, 2011, between the Company and Richard E. Cleary

10.4(3)†	Employment Agreement, dated September 1, 2011, between the Company and Thomas A. Rosenbloom

10.5(1)†	2006 Stock Incentive Plan

10.6(6)†	2013 Equity Incentive Plan

10.7(6)†	Form of Restricted Stock Award for Directors

10.8(6)†	Forms of Restricted Stock Award for Employees with Employment Agreements

10.9(6)†	Form of Restricted Stock Awards for Employees without Employment Agreements

10.10(1)†	Form of Stock Option Agreement

10.11(1)	Form of Indemnification Agreement

10.13(8)†	2015 Incentive Compensation Plan

12.1	Statement re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

101.INS XBRL	Instance Document (8)

101.SCH XBRL	Taxonomy Extension Schema Document (8)

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (8)

101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (8)

101.LAB XBRL	Taxonomy Extension Label Linkbase Document (8)

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (8)

(1)	Incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File No. 333-142236).

(2)	Incorporated by reference from the Registrant's Form 10-K filed with the Securities and Exchange Commission on February 10, 2010.

(3)	Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2011.

(4)	Incorporated by reference from the Registrant's Form 10-K filed with the Securities and Exchange Commission on February 10, 2012.

(5)	Incorporated by reference from the Registrant's Current Report Form on 8-K filed with the Securities and Exchange Commission on August 2, 2012

(6)	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 19, 2013.

(7)	Incorporated by reference from the Registrant's Current Report Form on 8-K filed with the Securities and Exchange Commission on May 15, 2014.

(8)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Assets and Liabilities at December 31, 2015 and 2014; (ii) Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (iii) Statement of Changes in Net Assets for the years ended December 31, 2015, 2014 and 2013; (iv) Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (v) Notes to Financial Statements for the year ended December 31, 2015.

†	Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYS INVESTMENTS, INC.

Dated: February 17, 2016	BY:	/s/ KEVIN E. GRANT
Kevin E. Grant
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Signature	Title	Date

/s/ KEVIN E. GRANT	Chief Executive Officer, President; Director; Chairman of the Board (Principal Executive Officer)	February 17, 2016
Kevin E. Grant

/s/ FRANCES R. SPARK	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 17, 2016
Frances R. Spark

/s/ TANYA S. BEDER	Director	February 17, 2016
Tanya S. Beder

/s/ KAREN HAMMOND	Director	February 17, 2016
Karen Hammond

/s/ JEFFREY P. HUGHES	Director	February 17, 2016
Jeffrey P. Hughes

/s/ STEPHEN P. JONAS	Director	February 17, 2016
Stephen P. Jonas

/s/ RAYMOND A. REDLINGSHAFER	Director	February 17, 2016
Raymond A. Redlingshafer

/s/ DALE A. REISS	Director	February 17, 2016
Dale A. Reiss

/s/ JAMES A. STERN	Director	February 17, 2016
James A. Stern

/s/ DAVID A. TYSON, PHD	Director	February 17, 2016
David A. Tyson, PhD

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1(1)	Articles of Amendment and Restatement of CYS Investments, Inc.

3.2(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.3(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.4(3)	Articles of Amendment to the Articles of Amendment and Restatement

3.5(4)	Amended and Restated Bylaws of CYS Investments, Inc.

3.6(5)	Articles Supplementary of 7.75% Series A Cumulative Redeemable Preferred Stock

3.7(6)	Articles Supplementary of 7.50% Series B Cumulative Redeemable Preferred Stock

3.8(6)	Articles Supplementary Reclassifying Authorized but unissued Shares of Preferred Stock

4.1(3)	Form of Certificate for Common Stock for CYS Investments, Inc.

4.2(5)	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock for CYS Investments, Inc.

4.3(6)	Form of Certificate for 7.50% Series B Cumulative Redeemable Preferred Stock for CYS Investments, Inc.

10.1(3)†	Employment Agreement, dated September 1, 2011, between the Company and Kevin E. Grant

10.2(3)†	Employment Agreement, dated September 1, 2011, between the Company and Frances R. Spark

10.3(3)†	Employment Agreement, dated September 1, 2011, between the Company and Richard E. Cleary

10.4(3)†	Employment Agreement, dated September 1, 2011, between the Company and Thomas A. Rosenbloom

10.5(1)†	2006 Stock Incentive Plan

10.6(6)†	2013 Equity Incentive Plan

10.7(6)†	Form of Restricted Stock Award for Directors

10.8(6)†	Forms of Restricted Stock Award for Employees with Employment Agreements

10.9(6)†	Form of Restricted Stock Awards for Employees without Employment Agreements

10.10(1)†	Form of Stock Option Agreement

10.11(1)	Form of Indemnification Agreement

10.13(8)†	2015 Incentive Compensation Plan

12.1	Statement re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

101.INS XBRL	Instance Document (8)

101.SCH XBRL	Taxonomy Extension Schema Document (8)

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (8)

101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (8)

101.LAB XBRL	Taxonomy Extension Label Linkbase Document (8)

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (8)

(1)	Incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File No. 333-142236).

(2)	Incorporated by reference from the Registrant's Form 10-K filed with the Securities and Exchange Commission on February 10, 2010.

(3)	Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2011.

(4)	Incorporated by reference from the Registrant's Form 10-K filed with the Securities and Exchange Commission on February 10, 2012.

(5)	Incorporated by reference from the Registrant's Current Report Form on 8-K filed with the Securities and Exchange Commission on August 2, 2012.

(6)	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 19, 2013.

(7)	Incorporated by reference from the Registrant's Current Report Form on 8-K filed with the Securities and Exchange Commission on May 15, 2014.

(8)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Assets and Liabilities at December 31, 2014 and 2013; (ii) Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (iii) Statement of Changes in Net Assets for the years ended December 31, 2015, 2014 and 2013; (iv) Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (v) Notes to Financial Statements for the year ended December 31, 2015.

†	Compensatory plan or arrangement.