Form 10-Q
period 2016-03-31
CYS Investments, Inc.
filed 2016-04-22
CIK 1396446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	April 22, 2016
Common Stock ($0.01 par value)	151,556,564

PART I. Financial Information
Item 1.         Financial Statements
CYS INVESTMENTS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except per share numbers)	March 31, 2016	December 31, 2015*
Assets:
Investments in securities, at fair value (including pledged assets of $10,898,745 and $11,601,900, respectively)	$12,918,402	$13,027,707
Other investments	34,028	50,028
Derivative assets, at fair value	32,701	100,778
Cash	6,262	9,982
Receivable for securities sold and principal repayments	1,586	1,084,844
Interest receivable	34,033	34,563
Receivable for cash pledged as collateral	85,097	21,751
Other assets	1,219	1,051
Total assets	$13,113,328	$14,330,704
Liabilities and stockholders' equity:
Liabilities:
Repurchase agreements	$9,656,969	$8,987,776
FHLBC Advances, at fair value	649,553	2,098,701
Derivative liabilities, at fair value	85,461	14,024
Payable for securities purchased	937,163	1,475,974
Payable for cash received as collateral	9,141	18,534
Distribution payable	43,809	4,410
Accrued interest payable	20,020	32,588
Accrued expenses and other liabilities	3,113	4,083
Total liabilities	$11,405,229	$12,636,090
Stockholders' equity:
Preferred Stock, $0.01 par value, 50,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock, (3,000 shares issued and outstanding, respectively, $75,000 in aggregate liquidation preference)	$72,369	$72,369
7.50% Series B Cumulative Redeemable Preferred Stock, (8,000 shares issued and outstanding, respectively, $200,000 in aggregate liquidation preference)	193,531	193,531
Common Stock, $0.01 par value, 500,000 shares authorized (151,535 and 151,740 shares issued and outstanding, respectively)	1,515	1,517
Additional paid in capital	1,943,177	1,946,419
Accumulated deficit	(502,493)	(519,222)
Total stockholders' equity	$1,708,099	$1,694,614
Total liabilities and stockholders' equity	$13,113,328	$14,330,704
__________________
*    Derived from audited consolidated financial statements.
See Notes to unaudited consolidated financial statements.

CYS INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(In thousands, except per share numbers)	2016	2015
Interest income:
Interest income from Agency RMBS	$81,323	$80,060
Other interest income	128	790
Total interest income	81,451	80,850
Interest expense:
Interest expense on repurchase agreements and FHLBC Advances	17,945	9,642
Net interest income	63,506	71,208
Other income (loss):
Net realized gain (loss) on investments	1,202	18,253
Net unrealized gain (loss) on investments	162,286	75,689
Net unrealized gain (loss) on FHLBC Advances	(851)	—
Other income	463	40
Subtotal	163,100	93,982
Swap and cap interest expense	(18,398)	(27,468)
Net realized and unrealized gain (loss) on derivative instruments	(140,524)	(77,368)
Net gain (loss) on derivative instruments	(158,922)	(104,836)
Total other income (loss)	4,178	(10,854)
Expenses:
Compensation and benefits	3,865	3,554
General, administrative and other	2,488	2,203
Total expenses	6,353	5,757
Net income (loss)	$61,331	$54,597
Dividends on preferred stock	(5,203)	(5,203)
Net income (loss) available to common stockholders	$56,128	$49,394
Net income (loss) per common share basic & diluted	$0.37	$0.31
Dividends declared per common share	$0.26	$0.30
____________

See Notes to unaudited consolidated financial statements.

CYS INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Cumulative Redeemable Preferred Stock
(in thousands)	Series A	Series B	Common Stock Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2014	$72,369	$193,531	$1,618	$2,049,152	$(341,502)	$1,975,168
Net income (loss)	—	—	—	—	54,597	54,597
Issuance of common stock	—	—	4	(4)	—	—
Amortization of share based compensation	—	—	—	954	—	954
Repurchase and cancellation of common stock	—	—	(41)	(37,405)	—	(37,446)
Preferred dividends	—	—	—	—	(5,203)	(5,203)
Common dividends	—	—	—	—	(47,434)	(47,434)
Balance, March 31, 2015	$72,369	$193,531	$1,581	$2,012,697	$(339,542)	$1,940,636

Balance, December 31, 2015	$72,369	$193,531	$1,517	$1,946,419	$(519,222)	$1,694,614
Net income (loss)	—	—	—	—	61,331	61,331
Issuance of common stock	—	—	3	(3)	—	—
Amortization of share-based compensation	—	—	—	979	—	979
Repurchase and cancellation of common stock	—	—	(5)	(4,218)	—	(4,223)
Preferred dividends	—	—	—	—	(5,203)	(5,203)
Common dividends	—	—	—	—	(39,399)	(39,399)
Balance, March 31, 2016	$72,369	$193,531	$1,515	$1,943,177	$(502,493)	$1,708,099
__________________

See Notes to unaudited consolidated financial statements.

CYS INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2016	2015
Cash flows from operating activities:
Net income (loss)	$61,331	$54,597
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of share-based compensation	979	954
Amortization of premiums and discounts on investment securities	15,869	21,450
Amortization of premiums on interest rate cap contracts	4,375	4,375
Net realized (gain) loss on investments	(1,202)	(18,253)
Net unrealized (gain) loss on investments	(162,286)	(75,689)
Net realized and unrealized (gain) loss on derivative instruments	129,411	74,800
Net unrealized (gain) loss on FHLBC Advances	851	—
Change in assets and liabilities:
Interest receivable	530	580
Other assets	(168)	(10,325)
Accrued interest payable	(12,568)	4,214
Accrued expenses and other liabilities	(970)	(2,814)
Net cash provided by operating activities	36,152	53,889
Cash flows from investing activities:
Purchase of investment securities	(1,468,196)	(6,863,933)
Proceeds from disposition of investment securities	1,382,390	6,018,216
Proceeds from disposition of other investments	16,000	—
Proceeds from paydowns of investment securities	348,459	462,438
Change in assets and liabilities:
Receivable for securities sold and principal repayments	1,083,258	(261,363)
Payable for securities purchased	(538,811)	1,261,561
Receivable for cash pledged as collateral	(63,346)	(26,112)
Payable for cash received as collateral	(9,393)	(24,542)
Net cash provided by (used in) investing activities	750,361	566,265
Cash flows from financing activities:
Proceeds from repurchase agreements	23,794,322	23,743,739
Repayments of repurchase agreements	(23,125,129)	(24,828,397)
Proceeds from FHLBC Advances	2,175,000	1,010,000
Repayments of FHLBC Advances	(3,625,000)	(500,000)
Net payments from repurchase of common stock	(4,223)	(37,446)
Distributions paid	(5,203)	(5,203)
Net cash used in financing activities	(790,233)	(617,307)
Net increase (decrease) in cash	(3,720)	2,847
Cash - Beginning of period	9,982	4,323
Cash - End of period	$6,262	$7,170
Supplemental disclosures of cash flow information:
Interest paid	$44,535	$28,522
Supplemental disclosures of non-cash flow information:
Distributions declared, not yet paid	$43,809	$51,844
__________________
See Notes to unaudited consolidated financial statements.

CYS INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016
These footnotes to our accompanying financial statements in this interim report should be read in conjunction with the footnotes to our Annual Report on Form 10-K, filed with the SEC on February 17, 2016 (the "2015 Annual Report").
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
In March 2015, our wholly-owned captive insurance subsidiary, CYS Insurance Services, LLC ("CYS Insurance"), was granted membership in the Federal Home Loan Bank ("FHLB") system, specifically in the FHLB of Cincinnati ("FHLBC"). Membership in the FHLBC obligates CYS Insurance to purchase FHLBC membership stock and activity stock, the latter being a percentage of the advances it obtains from the FHLBC. CYS Insurance seeks both short and long-term advances (collectively, "FHLBC Advances") from the FHLBC. On January 12, 2016, the Federal Housing Finance Agency ("FHFA") issued a final rule (the "Final Rule") amending its regulations governing FHLB Membership criteria for captive insurance companies. The Final Rule defines "insurance company" to exclude "captive insurers". Under this Final Rule, which became effective on February 19, 2016, CYS Insurance must terminate its membership in the FHLBC within one year of the effective date and will not be permitted to secure any new advances. All FHLBC Advances are required to be repaid no later than February 19, 2017. See Note 5, Repurchase Agreements and FHLBC Advances.
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and the instructions to Securities and Exchange Commission ("SEC") Form 10-Q and Article 10, Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2015, included in the 2015 Annual Report. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.
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
Reclassification
Commencing with the report on Form 10-K for the year ended December 31, 2015, "Swap and cap interest expense", which up through September 30, 2015 was recognized as a separate component of " Total interest expense" in the consolidated statement of operations, is now recognized as a component of "Net gain (loss) on derivative instruments". This reclassification was made in order to record income, expenses and fair value changes related to derivative instruments in one line item in the consolidated statements of operations, consistent with common industry practice. Prior period balances have been reclassified to conform to the current period presentation.
Investments in Securities
The Company's investment securities are accounted for in accordance with Accounting Standards Codification ("ASC") 320—Investments in Debt and Equity Securities. The Company has chosen to make a fair value election pursuant to ASC 825—Financial Instruments for its securities and, therefore, our investment securities are recorded at fair market value on the unaudited consolidated balance sheets. The periodic changes in fair market value are recorded in current period earnings on the unaudited consolidated statements of operations as a component of net unrealized gain (loss) on investments. These investments generally meet the requirements to be classified as available-for-sale under ASC 320, which requires the securities to be carried at fair value on the balance sheet. Electing the fair value option requires the Company to record changes in fair value of our investments in the unaudited consolidated statements of operations, which in management’s view, more appropriately reflects the results of operations for a particular reporting period as all securities activities will be recorded in a similar manner.
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
Forward Settling Transactions
The Company engages in forward settling transactions to purchase or sell certain securities. Agency RMBS may include forward contracts for Agency RMBS purchases or sales of specified pools on a to-be-announced basis ("TBA Securities") that meet the regular-way scope exception in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 815 - Derivatives and Hedging ("ASC 815"), and are recorded on a trade date basis. The Company maintains security positions such that sufficiently liquid assets will be available to make payment on the settlement date for securities purchased. The Agency RMBS purchased at the forward settlement date are typically priced at a discount to securities for settlement in the current month. Securities purchased on a forward settling basis are carried at fair value and begin earning interest on the settlement date. Gains or losses may occur on these transactions due to changes in market conditions or the failure of counterparties to perform under the contract. See Note 7, Pledged Assets, for disclosure regarding the fair value of collateral pledged or received on forward settling transactions.
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

Derivative Instruments

Included in Derivative Instruments are interest rate swaps and interest rate caps and TBA Derivatives (defined below).

The Company uses interest rate swaps and interest rate caps to economically hedge a portion of its exposure to market risks, including interest rate and extension risk. The objective of our risk management strategy is to reduce fluctuations in stockholders’ equity over a range of interest rate scenarios. In particular, we attempt to manage the risk of the cost of our variable rate liabilities increasing during a period of rising interest rates.
During the term of an interest rate swap or cap, the Company makes or receives periodic payments and records unrealized gains or losses as a result of marking the swap or cap to fair value. When the Company terminates a swap or cap, we record a realized gain or loss equal to the difference between the proceeds from (or the cost of) closing the transaction and the Company's cost basis in the contract, if any. We report the periodic payments and amortization of premiums on cap contracts under swap and cap interest expense in our unaudited consolidated statements of operations. Swaps involve a risk that interest rates will move contrary to the Company’s expectations, thereby increasing the Company’s payment obligation.
The Company's interest rate swap and cap contracts (a "swap" or "cap", respectively) may be subject to a master netting arrangement ("MNA"). The Company is exposed to credit loss in the event of non-performance by the counterparty to the swap or cap limited to the fair value of collateral posted in excess of the fair value of the contract in a net liability position and the shortage of the fair value of collateral posted for the contract in a net asset position. As of March 31, 2016 and December 31, 2015, the Company did not anticipate non-performance by any counterparty. Should interest rates move unexpectedly, the Company may not achieve the anticipated benefits of the interest rate swap or cap and may realize a loss.

While the Company's derivative agreements generally permit netting or setting off derivative assets and liabilities with the counterparty, the Company reports derivative assets and liabilities on a gross basis in our unaudited consolidated balance sheets. Derivatives are accounted for in accordance with ASC 815 which requires recognition of all derivatives as either assets or liabilities at fair value in the consolidated balance sheets with changes in fair value recognized in the consolidated statements of operations in "Net realized and unrealized gain (loss) on derivative instruments". Cash receipts and payments related to derivative instruments are classified in our unaudited consolidated statements of cash flows in accordance with U.S. GAAP in both the operating and investing activities sections.
See Note 4, Derivative Instruments.

The Company enters into TBA dollar roll transactions whereby the Company is not contractually obligated to accept delivery on the settlement date ("TBA Derivatives"). TBA Derivatives are accounted for as a series of derivative transactions. The fair value of TBA Derivatives is based on similar methods used to value Agency RMBS with gains and losses recorded in Net gains (losses) on derivative instruments in the consolidated statements of operations. TBA Derivative transactions involve moving the settlement of a TBA contract out to a later date by entering into an offsetting short position (referred to as a "pair off"), net settling the paired off positions for cash, and simultaneously purchasing a similar TBA contract for a later settlement date.  The Company records such pair offs on a gross basis such that there is a sale of the original TBA Derivative and a subsequent purchase of a new TBA Derivative.

None of the Company's derivatives have been designated as hedging instruments for accounting purposes. Effective January 1, 2016, the Company recognized all TBAs that do not qualify for the regular-way scope exception under ASC 815 as derivatives.
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

Other Investments
The Company's subsidiary, CYS Insurance, is a member of, and owns capital stock in, the FHLBC. The FHLBC provides CYS Insurance with credit capacity and authorizes advances based on the security of pledged Agency RMBS, provided the Company meets certain creditworthiness standards. FHLBC Advances at fair value are a funding source for the Company. As a condition of its membership in the FHLBC, CYS Insurance is required to maintain a FHLBC stock investment, both for membership and for the level of advances from the FHLBC to CYS Insurance. The Company accounts for its investment in FHLBC stock as a cost method investment in "Other investments". The Company periodically evaluates FHLBC stock for impairment in accordance with ASC 320 - Investments  Debt and Equity Securities. Also included in other investments is a real estate asset which is recorded at fair value.
Repurchase Agreements and FHLBC Advances
Borrowings under repurchase agreements ("repo borrowings") and FHLBC Advances are collateralized by the Company’s Agency RMBS and U.S. Treasuries (collectively, "Debt Securities"). The Company’s repo borrowing counterparties are institutional dealers in fixed income securities and large financial institutions, and CYS Insurance's counterparty for FHLBC Advances is the FHLBC. Collateral pledged on repo borrowings is valued daily, and on FHLBC Advances periodically, and our counterparties (including the FHLBC) may require posting of additional collateral when the fair value of pledged collateral decline. Repo borrowing counterparties and the FHLBC have the right to sell or repledge collateral pledged under repo borrowings and FHLBC Advances. See Note 5, Repurchase Agreements and FHLBC Advances.
We account for our repo borrowings as short-term indebtedness under ASC 470— Debt; accordingly, these short-term instruments are accounted in our financial statements and carried at their amortized cost or carrying value, which approximates their fair value due to their short-term nature.

Also, we have entered into FHLBC Advances that may have an initial maturity of more than one year that are collateralized by the Company's Debt Securities. The Company has chosen to make a fair value election pursuant to ASC 825—Financial Instruments for FHLBC Advances and, therefore, this debt is recorded at fair market value on the consolidated balance sheets. The unpaid principal balance of FHLBC Advances with initial maturities less than one year generally approximate fair value due to the short-term nature of the instruments. We price FHLBC Advances with an initial maturity greater than one year daily through a pricing service that uses a discounted cash flow model to value the debt, and periodically we validate the prices we receive through this process. The changes in fair market value are recorded in current period earnings on our unaudited consolidated statements of operations as a component of net unrealized gain (loss) on FHLBC Advances. Electing the fair value option permits the Company to record changes in the fair value of our FHLBC Advances along with that of our investments in our unaudited consolidated statements of operations which, in management’s view, more appropriately reflects the results of operations for a particular reporting period as all income producing assets and liabilities will be treated in a similar manner. See Note 5, Repurchase Agreements and FHLBC Advances.
Recent Accounting Pronouncements
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," ("ASU 2016-01"), which significantly revises an entity's accounting related to the classification and measurement of investments in equity securities and requires the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2016-01 will have on its consolidated financial statements.

3. INVESTMENTS IN SECURITIES
The available-for-sale portfolio consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands):

March 31, 2016
Asset Type	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Fannie Mae Certificates
Fixed Rate	$10,925,812	$(1,038)	$172,749	$11,097,523
ARMs	263,926	—	2,711	266,637
Total Fannie Mae	11,189,738	(1,038)	175,460	11,364,160
Freddie Mac Certificates
Fixed Rate	1,422,646	(88)	24,995	1,447,553
ARMs	31,680	(1)	720	32,399
Total Freddie Mac	1,454,326	(89)	25,715	1,479,952
Ginnie Mae Certificates - ARMs	43,596	—	722	44,318
U.S. Treasuries	29,959	—	13	29,972
Other Investments	32,948	—	1,080	34,028
Total	$12,750,567	$(1,127)	$202,990	$12,952,430

December 31, 2015
Fannie Mae Certificates
Fixed Rate	$11,142,798	$(45,018)	$74,891	$11,172,671
ARMs	260,394	(1,859)	1,860	260,395
Total Fannie Mae	11,403,192	(46,877)	76,751	11,433,066
Freddie Mac Certificates
Fixed Rate	1,379,566	(3,881)	11,822	1,387,507
ARMs	60,821	(727)	749	60,843
Total Freddie Mac	1,440,387	(4,608)	12,571	1,448,350
Ginnie Mae Certificates - ARMs	45,784	—	796	46,580
U.S. Treasuries	99,847	(136)	—	99,711
Other Investments	48,948	—	1,080	50,028
Total	$13,038,158	$(51,621)	$91,198	$13,077,735
The following table presents the gross unrealized loss and fair values of our available-for-sale Agency RMBS by length of time that such securities have been in a continuous unrealized loss position as of March 31, 2016 and December 31, 2015 (in thousands):

	Unrealized loss positions for
	Less than 12 Months		Greater than 12 months		Total
As of	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
March 31, 2016	$341,950	$(770)	$148,987	$(221)	$490,937	$(991)
December 31, 2015	6,718,658	(50,319)	86,300	(1,303)	6,804,958	(51,622)

The following table summarizes our net realized gain (loss) from the sale of available-for-sale investments for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Available-for-sale investments, at cost	$1,397,188	$5,999,963
Proceeds from available-for-sale investments sold	1,398,390	6,018,216
Net gain (loss) on sale of available-for-sale investments	$1,202	$18,253

Gross gain on sale of available-for-sale investments	$5,383	$33,979
Gross (loss) on sale of available-for-sale investments	(4,181)	(15,726)
Net gain (loss) on sale of available-for-sale investments	$1,202	$18,253
The components of the carrying value of available-for-sale securities at March 31, 2016 and December 31, 2015 are presented below. A premium purchase price is due to the average coupon interest rates on these investments being higher than prevailing market rates; similarly, a discount purchase price is due to the average coupon interest rate on these investments being lower than prevailing market rates.

(in thousands)	March 31, 2016 (1)	December 31, 2015 (1)
Principal balance	$12,265,726	$12,534,877
Unamortized premium	458,991	462,632
Unamortized discount	(153)	(273)
Gross unrealized gains	202,990	90,118
Gross unrealized losses	(1,127)	(51,622)
Fair value	$12,926,427	$13,035,732
 __________________

(1)
FHLBC stock of approximately $26.0 million and $42.0 million at March 31, 2016 and December 31, 2015, respectively, is excluded from the table above as the Company accounts for its investment in FHLBC stock as a cost method investment.

The weighted-average coupon interest rate on the Company's Debt Securities as of March 31, 2016 and December 31, 2015 was 3.43% and 3.39%, respectively. Actual maturities of Agency RMBS are generally shorter than their stated contractual maturities (which range up to 30 years), because they are affected by the contractual lives of the underlying mortgages, periodic payments and principal prepayments.
As of March 31, 2016 and December 31, 2015, the range of final contractual maturity of the Company’s Agency RMBS portfolio was between 2024 and 2046, and the final maturity of the Company's U.S. Treasuries was 2016 and 2019, respectively.
Credit Risk
The Company believes it has minimal exposure to credit losses on its investment securities assets at March 31, 2016 and December 31, 2015 because it owns principally Debt Securities. Principal and interest payments on Agency RMBS are guaranteed by Freddie Mac and Fannie Mae, while principal and interest payments on Ginnie Mae RMBS and U.S. Treasuries are backed by the full faith and credit of the U.S. government.
In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. On August 5, 2011, Standard & Poor’s ("S&P") downgraded the U.S. government’s credit rating for the first time to AA+. Fitch Ratings Inc. ("Fitch") announced on October 15, 2013 that it had placed the U.S. government's credit rating on "negative watch". This was changed to "stable" on March 21, 2014 and Fitch reaffirmed the "stable outlook" on April 12, 2016. As of March 31, 2016, S&P maintains a AA+ rating, while Fitch and Moody's rate the U.S. government AAA and Aaa, respectively. Because Fannie Mae and Freddie Mac remain under U.S. government conservatorship, the implied credit ratings of Agency RMBS are similarly rated. While the conservatorship, ratings downgrade and ratings watch appear not to have had a significant impact on the fair value of the Agency RMBS or U.S. Treasuries in the Company’s portfolio, these developments create a level of uncertainty regarding the credit risk of Debt Securities.

4. DERIVATIVE INSTRUMENTS
The Company enters into interest rate swap and cap contracts with the intent of managing our interest rate exposure. The Company had the following activity in interest rate swap and cap transactions during the three months ended March 31, 2016 and 2015 (in thousands):

Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
Trade Date	Transaction	Notional	Trade Date	Transaction	Notional
January 2016	Terminated	$(500,000)	January 2015	Terminated	$(400,000)
			January 2015	Opened	$500,000
			Net Increase		$100,000
As of March 31, 2016 and December 31, 2015, the Company had pledged Debt Securities with a fair value of $79.1 million and $50.7 million, respectively, as collateral on interest rate swap and cap contracts. As of March 31, 2016 and December 31, 2015, the Company had pledged cash of $85.1 million and $21.8 million, respectively, as collateral on interest rate swap and cap contracts. As of March 31, 2016, the Company had Debt Securities of $21.5 million and cash of $8.8 million pledged to it as collateral for its interest rate swap and cap contracts. As of December 31, 2015, the Company had Debt Securities of $44.1 million and cash of $18.5 million pledged to it as collateral for its interest rate swap and cap contracts. See Note 7, Pledged Assets. Below is a summary of our interest rate swap and cap contracts and TBA Derivatives open as of March 31, 2016 and December 31, 2015 (in thousands):

Derivatives not designated as hedging instruments under ASC 815
Interest Rate Swap Contracts	Notional	Fair Value	Consolidated Balance Sheets
March 31, 2016	$1,000,000	$327	Derivative assets, at fair value
March 31, 2016	$6,450,000	$(84,173)	Derivative liabilities, at fair value
December 31, 2015	5,900,000	39,435	Derivative assets, at fair value
December 31, 2015	2,050,000	(14,024)	Derivative liabilities, at fair value

Interest Rate Cap Contracts	Notional	Fair Value	Consolidated Balance Sheets
March 31, 2016	$2,500,000	$29,325	Derivative assets, at fair value
December 31, 2015	2,500,000	61,343	Derivative assets, at fair value

TBA Derivatives	Notional	Fair Value	Consolidated Balance Sheets
March 31, 2016	$350,000	$(1,288)	Derivative liabilities, at fair value
March 31, 2016	643,807	3,049	Derivative assets, at fair value
The average notional value of the Company's TBA Derivatives during the quarter ended March 31, 2016 was $1,103.5 million.
The following table presents information about the net realized and unrealized gain (loss) on swap, cap and TBA Derivatives for the three months ended March 31, 2016 and 2015 (in thousands):

		Three Months Ended March 31,
Derivative Instrument Type	Location of Gain (Loss) on Derivative Instruments	2016	2015
Interest rate swaps and caps	Swap and cap interest expense	$(18,398)	$(27,468)
Interest rate swaps, caps and TBA Derivatives	Net realized and unrealized gain (loss) on derivative instruments	(140,524)	(77,368)
Interest rate swaps, caps and TBA Derivatives	Net gain (loss) on derivative instruments	(158,922)	(104,836)

The swap and cap notional was $9,950.0 million at March 31, 2016 compared to $10,450.0 million at December 31, 2015, and as a percentage of our repo borrowings and FHLB Advances was 96.5% at March 31, 2016 compared to 94.3% at December 31, 2015.

5. REPURCHASE AGREEMENTS AND FHLBC ADVANCES
The Company leverages its portfolio primarily through repo borrowings and FHLBC Advances. Each of the Company's repo borrowings bear interest at a rate based on a spread above or below the London Interbank Offered Rate ("LIBOR"). The interest rate for FHLBC Advances are set by the FHLBC. The fair value of repo borrowings and FHLBC Advances with initial maturities less than one year approximates their carrying amount or amortized cost due to the short-term nature of these financial instruments. While repo borrowings and FHLBC Advances are the Company's principal source of borrowings, the Company may issue long-term debt (i.e., debt with an initial term greater than one year) to diversify credit sources and to manage interest rate and duration risk.
Certain information with respect to the Company’s repo borrowings and FHLBC Advances outstanding at the balance sheet date is summarized in the table below.

(in thousands)	March 31, 2016	December 31, 2015
Outstanding repurchase agreements	$9,656,969	$8,987,776
Outstanding FHLBC advances(2)	$649,553	$2,098,701
Interest accrued thereon	$6,000	$7,383
Weighted-average borrowing rate	0.73%	0.54%
Weighted-average remaining maturity (in days)	50.5	42.2
Fair value of the collateral(1)	$10,816,817	$11,548,930
 __________________

(1)	Collateral for repo borrowings and FHLBC Advances consists of Agency RMBS and U.S. Treasuries.

(2)
During January 2016, CYS repaid $1,450.0 million of its FHLBC Advances and replaced the advances with repo borrowings from its existing counterparties. Currently, CYS Insurance has $650.0 million of FHLBC Advances that are required to be repaid on or prior to February 19, 2017.

The following table presents information about collateral supporting repo borrowings and FHLBC Advances as of March 31, 2016 and December 31, 2015 (in thousands):

Collateral for repurchase agreements and FHLBC Advances	Remaining contractual maturity of the repurchase agreements and FHLBC Advances
March 31, 2016	Up to 30 days	30-90 days	Greater than 90 days	Total
Agency RMBS	$6,204,602	$3,043,323	$1,048,145	$10,296,070
U.S. Treasuries	10,899	—	—	10,899
Total	$6,215,501	$3,043,323	$1,048,145	$10,306,969

December 31, 2015
Agency RMBS	$7,579,885	$2,235,246	$924,394	$10,739,525
U.S. Treasuries	348,251	—	—	348,251
Total	$7,928,136	$2,235,246	$924,394	$11,087,776
At March 31, 2016 and December 31, 2015, our amount at risk with any individual counterparty related to our repo borrowings or FHLBC Advances was less than 3.2% and 2.3% of stockholders' equity, respectively, and our repo borrowings or FHLBC Advances with any individual counterparty were less than 5.0% and 14.7% of our total assets, respectively. The amount at risk is defined as the excess of the fair value of the securities, including accrued interest, and cash, pledged to secure the repurchase agreement, over the amount of the repurchase agreement liability adjusted for accrued interest.
Prior to the issuance of the Final Rule on January 12, 2016, pursuant to the FHLBC terms and conditions of membership and applicable credit policies, CYS Insurance was able to obtain long-term advances, secured by eligible collateral, including, but not limited to, residential mortgage-backed securities. At March 31, 2016, we had $424.6 million in FHLBC Advances at fair value with initial maturities greater than one year with a related $0.5 million accrued interest expense on our unaudited consolidated balance sheet. These advances had an original term of three years, a weighted average interest rate of 1.48%, and a maturity of 0.9 years at March 31, 2016. These are callable after the one-year anniversary of the advance and thereafter every six months. As a direct result of the Final Rule, all FHLBC Advances are now required to be repaid on or before February 19, 2017. At December 31, 2015, we had $423.7 million in FHLBC Advances at fair value with initial maturities greater than one year with a related $0.5 million accrued interest expense on our consolidated balance sheet.
The FHLBC requires that CYS Insurance purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding FHLBC Advances. As of March 31, 2016 and December 31, 2015, CYS Insurance held $26.0 million and $42.0 million in FHLBC stock that is included in "Other investments" on our unaudited consolidated balance sheets.
6. COMMITMENTS AND CONTINGENCIES
The Company enters into certain agreements that contain a variety of indemnifications, principally with broker dealers. As of March 31, 2016 and December 31, 2015, no claims have been asserted under these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2016 and December 31, 2015.
The Company currently occupies leased office space for which the term expires on June 30, 2016. In September 2015, the Company entered into a new lease agreement with a commencement date of January 1, 2016, and an estimated rent commencement date of July 1, 2016. The term of this lease expires 84 months after the rent commencement date. Both leases have been classified as operating leases. The Company’s aggregate future minimum lease payments total approximately $2.7 million.  The following table details the lease payments (in thousands):

Years Ending December 31,	Lease Commitments
2016 (remaining)	$261
2017	353
2018	363
2019	373
2020	383
Later years	999
$2,732
7. PLEDGED ASSETS
Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our repo borrowings, FHLBC Advances, and derivative instruments by type, including securities pledged related to securities purchased or sold but not yet settled, as of March 31, 2016 and December 31, 2015 (in thousands):

March 31, 2016
Assets Pledged to Counterparties	Repurchase Agreements and FHLBC Advances	Derivative Instruments	Forward Settling Trades (TBAs) (1)	Total
Agency RMBS - fair value	$10,804,826	$48,389	$2,367	$10,855,582
U.S. Treasuries - fair value	11,992	31,171	—	43,163
Accrued interest on pledged securities	29,521	134	7	29,662
Cash	—	85,097	—	85,097
Total	$10,846,339	$164,791	$2,374	$11,013,504

December 31, 2015
Assets Pledged to Counterparties	Repurchase Agreements	Derivative Instruments	Forward Settling Trades (TBAs)	Total
Agency RMBS - fair value	$11,547,098	$37,657	$2,259	$11,587,014
U.S. Treasuries - fair value	1,832	13,054	—	14,886
Accrued interest on pledged securities	30,890	196	5	31,091
Cash	—	21,751	—	21,751
Total	$11,579,820	$72,658	$2,264	$11,654,742
 __________________

(1)	Excludes forward settling transactions classified as TBA Derivatives which are included in derivative instruments effective January 1, 2016.

Assets Pledged from Counterparties
If the estimated fair value of our investment securities pledged as collateral increases due to changes in interest rates or other factors, we may require counterparties to release collateral back to us, which may be in the form of identical securities, similar securities, or cash. As of March 31, 2016 and December 31, 2015, we had assets pledged to us as collateral under our repurchase, derivative agreements and TBAs as summarized in the tables below (in thousands):

March 31, 2016
Assets Pledged to CYS	Repurchase Agreements	Derivative Instruments	Forward Settling Trades (TBAs)(1)	Total
Agency RMBS - fair value	$15,499	$—	$—	$15,499
U.S. Treasuries - fair value	12,451	21,540	—	33,991
Accrued interest on pledged securities	71	104	—	175
Cash	—	9,141	—	9,141
Total	$28,021	$30,785	$—	$58,806

December 31, 2015
Assets Pledged to CYS	Repurchase Agreements	Derivative Instruments	Forward Settling Trades (TBAs)	Total
U.S. Treasuries - fair value	—	44,143	—	44,143
Accrued interest on pledged securities	—	209	—	209
Cash	—	18,534	—	18,534
Total	$—	$62,886	$—	$62,886
 __________________

(1)	Excludes forward settling transactions classified as TBA Derivatives which are included in derivative instruments effective January 1, 2016.
Cash collateral received is recognized in "Cash" with a corresponding amount recognized in "Payable for cash received as collateral" on the accompanying unaudited consolidated balance sheets. Securities collateral received from counterparties is disclosed as a component of our liquidity amount in Note 4, Derivative Instruments.
Cash and Debt Securities we pledge as collateral under our derivatives instruments are included in "Cash" and "Investment in securities, at fair value" on our unaudited consolidated balance sheets.
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
At March 31, 2016 and December 31, 2015, the Company's derivative assets and liabilities (by type) are as follows (in thousands):

March 31, 2016	Assets	Liabilities
Interest rate swap contracts	$327	$84,173
Interest rate cap contracts	29,325	—
TBA derivatives	3,049	1,288
Total derivative assets and liabilities in the unaudited consolidated balance sheets	32,701	85,461
Derivatives not subject to an MNA	—	80,304
Total assets and liabilities subject to an MNA	$32,701	$5,157

December 31, 2015	Assets	Liabilities
Interest rate swap contracts	$39,435	$14,024
Interest rate cap contracts	61,343	—
Total derivative assets and liabilities in the unaudited consolidated balance sheets	100,778	14,024
Derivatives not subject to an MNA	25,151	14,024
Total assets and liabilities subject to an MNA	$75,627	$—
Below are summaries of the Company's assets and liabilities subject to offsetting provisions (in thousands):

Assets			Gross Amounts Not Offset in the Unaudited Consolidated Balance Sheets
As of	Description	Amount of Assets Presented in the Unaudited Consolidated Balance Sheets	Instruments Available for Offset	Collateral Received(1)	Net Amount(2)
March 31, 2016	Derivative assets	$32,701	$2,132	$27,322	$3,247
December 31, 2015	Derivative assets	75,627	—	59,907	15,720

Liabilities			Gross Amounts Not Offset in the Unaudited Consolidated Balance Sheets
As of	Description	Amount of Liabilities Presented in the Unaudited Consolidated Balance Sheets	Instruments Available for Offset	Collateral Pledged(1)	Net Amount(2)
March 31, 2016	Derivative liabilities	$5,157	$2,132	$3,025	$—
March 31, 2016	Repurchase agreements and FHLBC Advances	10,306,522	26,003	10,280,519	—
December 31, 2015	Repurchase agreements and FHLBC Advances	11,086,477	42,003	11,044,474	—
______________

(1)	Collateral consists of Agency RMBS, U.S. Treasuries and Cash. Excess collateral pledged is not shown for financial reporting purposes.

(2)	Net amount represents the net amount receivable (in the case of assets) and payable (in the case of liabilities) to the counterparty in the event of default.

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
"Other investments" is comprised of our investment in FHLBC stock and our investment in a real estate asset, both Level 3 assets to which we apply valuation techniques and/or impairment analysis periodically. FHLBC stock of approximately $26.0 million and $42.0 million at March 31, 2016 and December 31, 2015, respectively, is excluded from Other investments in the table below as the Company accounts for its investment in FHLBC stock as a cost method investment and periodically evaluates FHLBC stock for impairment.
The following tables provide a summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis, as of March 31, 2016 and December 31, 2015 (in thousands):

March 31, 2016	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Agency RMBS	$—	$12,888,430	$—	$12,888,430
U.S. Treasuries	29,972	—	—	29,972
Other investments	—	—	8,025	8,025
Derivative assets	—	32,701	—	32,701
Total	$29,972	$12,921,131	$8,025	$12,959,128
Liabilities
FHLBC Advances	—	649,553	—	649,553
Derivative liabilities	—	85,461	—	85,461
Total	$—	$735,014	$—	$735,014

December 31, 2015	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Agency RMBS	$—	$12,927,996	$—	$12,927,996
U.S. Treasuries	99,711	—	—	99,711
Other investments	—	—	8,025	8,025
Derivative assets	—	100,778	—	100,778
Total	$99,711	$13,028,774	$8,025	$13,136,510
Liabilities
FHLBC Advances	—	2,098,701	—	2,098,701
Derivative liabilities	—	14,024	—	14,024
	$—	$2,112,725	$—	$2,112,725
The table below presents a reconciliation of changes in "Other investments" classified as Level 3 assets and measured for fair value on a recurring basis in the Company’s unaudited consolidated financial statements for the three months ended March 31, 2016 and 2015.

Level 3 Fair Value Reconciliation
(In thousands)	Three Months Ended March 31,
Other investments(1)	2016	2015
Beginning balance Level 3 assets	$8,025	$8,025
Cash payments recorded as a reduction of cost basis	—	—
Change in net unrealized gain (loss)	—	—
Gross purchases	—	—
Gross sales	—	—
Net gain (loss) on sales	—	—
Transfers into (out of) Level 3	—	—
Ending balance Level 3 assets	$8,025	$8,025
 __________________

(1)
FHLBC stock of approximately $26.0 million and $10.2 million at March 31, 2016 and 2015, respectively, is excluded from the table above as the Company accounts for its investment in FHLBC stock as a cost method investment and periodically evaluates FHLBC stock for impairment.

9. SHARE CAPITAL
The Company has authorized 500,000,000 shares of common stock having par value of $0.01 per share. As of March 31, 2016 and December 31, 2015, the Company had issued and outstanding 151,535,316 and 151,739,840 shares of common stock, respectively.
The Company has authorized 50,000,000 shares of preferred stock having a par value of $0.01 per share. As of March 31, 2016 and December 31, 2015, 3,000,000 shares of 7.75% Series A Preferred Stock ($25.00 liquidation preference) were issued and outstanding. As of March 31, 2016 and December 31, 2015, 8,000,000 shares of 7.50% Series B Preferred Stock ($25.00 liquidation preference) were issued and outstanding. The Series A Preferred Stock and Series B Preferred Stock is not redeemable before August 3, 2017 and April 30, 2018, respectively, except under circumstances where it is necessary to preserve the Company's qualification as a REIT, for federal income tax purposes, or the occurrence of a change of control. On or after August 3, 2017 and April 30, 2018, the Company may, at its option, redeem any or all of the shares of the Series A Preferred Stock and Series B Preferred Stock, respectively, at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the respective redemption date. The Series A Preferred Stock and Series B Preferred Stock have no stated maturity, and are not subject to a sinking fund requirement or mandatory redemption.
Equity Offerings
On May 23, 2014, the Company filed an automatically effective shelf registration statement on Form S-3 with the SEC. The Company may offer and sell, from time to time, shares of common stock, preferred stock and debt securities in one or more offerings pursuant to the prospectus that is a part of the registration statement. As of March 31, 2016, the Company had not issued any shares of common stock, preferred stock or debt securities under the prospectus.
Dividend Reinvestment and Direct Stock Purchase Plan ("DSPP")
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of common stock by reinvesting some or all cash dividends received on shares of common stock. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. For the three months ended March 31, 2016 and 2015 the Company did not issue any shares under the plan. As of March 31, 2016 and December 31, 2015, there were approximately 4.1 million shares available for issuance under the plan.
Share Repurchase Program
On November 15, 2012, the Company announced that its Board of Directors authorized the repurchase of shares of the Company’s common stock having an aggregate value of up to $250 million. Pursuant to this program, through July 20, 2014, the Company repurchased approximately $115.7 million in aggregate value of its shares of common stock on the open market. On July 21, 2014, the Company announced that its Board of Directors authorized the repurchase of shares of the Company's common stock having an aggregate value of up to $250 million, which included approximately $134.3 million available for repurchase under the November 2012 authorization. Subsequently, during 2014 we repurchased 172,549 shares with a weighted average purchase price of $8.88 per share for an aggregate of approximately $1.5 million and for the year ended December 31, 2015, the Company repurchased 10,559,493 shares with a weighted average purchase price of $8.28 per share for an aggregate of approximately $87.7 million. For the three months ended March 31, 2016, we repurchased 510,618 shares of the Company's common stock at a weighted-average purchase price of $7.82 per share, for an aggregate of approximately $4.0 million. Accordingly, the Company had approximately $156.8 million authorized to repurchase shares of its common stock as of March 31, 2016.
Restricted Stock Awards
For the three months ended March 31, 2016 and 2015, the Company granted 336,101 and 438,617 shares of restricted stock, respectively, to certain of its directors, officers and employees.
10. EARNINGS PER SHARE
Components of the computation of basic and diluted earnings per share ("EPS") were as follows (in thousands except per share amounts):

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$61,331	$54,597
Less preferred stock dividends	(5,203)	(5,203)
Net income (loss) available to common stockholders	56,128	49,394
Less dividends paid:
Common shares	(39,126)	(47,110)
Unvested shares	(273)	(324)
Undistributed earnings (loss)	16,729	1,960
Basic weighted-average shares outstanding:
Common shares	150,776	159,573
Basic earnings (loss) per common share:
Distributed earnings	$0.26	$0.30
Undistributed earnings (loss)	0.11	0.01
Basic earnings (loss) per common share	$0.37	$0.31
Diluted weighted-average shares outstanding:
Common shares	150,776	159,573
Net effect of dilutive stock options (1)	—	—
	150,776	159,573
Diluted earnings (loss) per common share:
Distributed earnings	$0.26	$0.30
Undistributed earnings (loss)	0.11	0.01
Diluted earnings (loss) per common share	$0.37	$0.31
__________________

(1)
For the three months ended March 31, 2016 and 2015, the Company had an aggregate of zero and 131,088 stock options outstanding, respectively, with a weighted-average exercise price of $30.00 that were not included in the calculation of EPS, as they were out-of-the-money.

11. SUBSEQUENT EVENTS
On April 1, 2016, an aggregate of 21,248 shares of restricted common stock were granted to certain directors as a portion of their compensation for serving on the Company’s Board of Directors.

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
The following discussion should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in Item 1 of this Quarterly Report on SEC Form 10-Q ("Quarterly Report"), as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on February 17, 2016 (the "2015 Annual Report").
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

These and other risks, uncertainties and factors, including those described elsewhere in this Quarterly Report, in the Company's 2015 Annual Report, which has been filed with the Securities and Exchange Commission, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
We earn income from our investment portfolio which, as of March 31, 2016, was comprised principally of Debt Securities. We currently fund our investments primarily through borrowings under repurchase agreements ("repo borrowings"), and loans from the FHLBC. We use leverage to seek to enhance our returns. Our economic net interest income, a non-GAAP measure described in "Results of Operations" below, is generated primarily from the net spread, or difference, between the interest income we earn on our investment portfolio and the cost of our borrowings and hedging activities. The amount of economic net interest income we earn on our investments depends in part on our ability to control our financing costs, which comprise a significant portion of our operating expenses. Although we leverage our portfolio investments in Debt Securities to seek to enhance our potential returns, leverage also may exacerbate losses.
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
In addition to investing in issued pools of Agency RMBS, we regularly utilize forward settling transactions to purchase and sell certain securities, including forward settling purchases and sales of Agency RMBS where the pool is "to-be-announced" ("TBA"). Pursuant to a TBA, we agree to purchase or sell for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not specifically identified until shortly before the TBA settlement date. For TBA securities that meet the regular-way securities scope exception from derivative accounting under ASC 815 - Derivatives and Hedging, the Company records TBAs on the trade date utilizing information associated with the specified terms of the transaction. TBAs are carried at fair value and begin earning interest on the settlement date. At times, the Company may enter into TBA contracts without having the contractual obligation to accept or make delivery ("TBA Derivatives"), as a means of investing in and financing Agency RMBS via "dollar roll" transactions. TBA dollar roll transactions are accounted for as a series of derivative transactions. For other forward settling transactions, we agree to purchase or sell, for future delivery, Agency RMBS. However, unlike TBA Derivatives, these forward settling transactions reference an identified Agency RMBS.
In March 2015, our captive insurance subsidiary, CYS Insurance Services, LLC ("CYS Insurance"), was granted membership in the FHLBC and commenced obtaining FHLBC Advances from the FHLBC in the form of secured borrowings. Membership in the FHLBC permitted CYS Insurance to access a variety of products and services offered by the FHLBC, and obligated CYS Insurance to purchase FHLBC membership stock and activity stock, the latter being a percentage of the advances it obtains from the FHLBC. On January 12, 2016, the Federal Housing Finance Agency ("FHFA") issued a final rule (the "Final Rule") amending its regulations governing FHLB Membership criteria for captive insurance companies. The Final Rule defines "insurance company" to exclude "captive insurers". Under this Final Rule, which became effective on February 19, 2016, CYS Insurance must terminate its membership in the FHLBC within one year of the effective date and will not be permitted to secure any new advances. In response to this action, the Company has reduced outstanding FHLB Advances to $650 million as of March 31, 2016, and all outstanding advances are required to be repaid on or before February 19, 2017. As with our repo borrowings, if the value of any assets pledged to FHLBC as collateral for advances decreases, the FHLBC could require posting of additional collateral to the amount of advances outstanding.
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

Following the U.S. Federal Reserve’s (the "Fed") initial interest rate hike in December 2015, the bond market entered 2016 with expectations for continued increases in short term rates as the Fed continues its rate normalization process. However, as data emerged about the diminishing prospects for global economic growth, the bond market began to push out its expectations for when additional Fed rate hikes would occur. Indeed, some market participants expected four rate hikes in 2016, but by the end of March 2016, general market expectations suggested no more than one or two rate hikes in 2016. Additionally, lower oil prices, a strong dollar, and slower growth in China and other global economies have presented a growing threat of renewed deflationary pressures. Growth in the US economy had already slowed to 1.0% in the fourth quarter of 2015 (the "Fourth Quarter"), and some economists now see first quarter 2016 (the "First Quarter") growth at around 0.9%, far from showing signs of accelerating. Payrolls continued to rise in the First Quarter and the unemployment rate throughout the First Quarter remained relatively unchanged at around 5%. While the U-6 underemployment rate remained at 9.8%, inflation remains below the Fed’s 2% target at around 1%. While the Federal Open Market Committee ("FOMC") continues to focus on its dual mandate of maximum employment and an inflation objective of 2%, they have expressed heightened awareness of the US economy’s sensitivity to global economic conditions. During its March 2016 meeting, the FOMC voted to keep the federal funds rate at 0.25% and for the first time cited global economic and financial developments as influencing their decision and outlook on inflation. Current FOMC guidance provides that the pace of rate increases is likely to be slower with only two rate hikes in 2016, not the four anticipated in December 2015. The bond market began building in the lower rate expectations well before Fed officials made their public statements and updated their guidance.

Reflecting the diminishing prospects for accelerating growth, in the First Quarter, the bond market rallied and the 10-year U.S. Treasury, which began the year at 2.27%, hit a low of 1.66% in mid-February and closed at 1.77% on March 31, 2016. As a result, Agency RMBS prices moved higher. Prices of Agency RMBS followed the general trend of the bond market as Fannie Mae 30-year 3.5% RMBS rose by 1.64% and Fannie Mae 15-year 3% RMBS rose by 1.40%. Interest rates on swaps decreased during the First Quarter and spreads widened slightly resulting in a decrease in the value of our hedge book. Overall, the performance of Agency RMBS prices more than offset the decrease in the value of our hedges, and our book value increased. At the beginning of the First Quarter, our net duration gap was at 0.74 years, declining to 0.30 years at March 31, 2016.
Prepayments remained below 8% in the First Quarter; however, as mortgage rates responded to the lower rate environment with the 30-year Fixed Mortgage average rate declining from 3.90% at December 31, 2015 to a low of around 3.65% in February 2016, refinancings increased. We expect homeowners to respond to the lower rates and expect prepayments on our portfolio assets to increase in the coming months, which we expect to impact our portfolio yield. With the current Fed position of keeping interest rates lower for longer, we anticipate less volatility in the prices of Agency RMBS securities. As of March 31, 2016 we had substantial available liquidity of $1.1 billion, or 66.6% of our equity, and leverage stood at 6.76 to 1, relatively flat from the December 31, 2015 level of 6.77 to 1.

Government Activity

A clear gulf continues to exists between factions in Congress regarding housing finance reform. The FHFA and both houses of Congress have each discussed and considered separate measures intended to restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac. We anticipate debate and discussion on residential housing and mortgage reform to continue in 2016 and well into 2017; however, we cannot be certain if any housing and/or mortgage-related legislation will emerge from committee, or be approved by Congress, and if so what the effect will be on our business. We also believe that it is unlikely that any reforms, legislation, or other significant movement on such legislation will occur during the current presidential administration.

Recent CYS Activity in Response to These Trends

In response to the conditions in and changes to the environment described above, the Company continues to monitor, reposition, and actively manage our investment portfolio, the structure of our borrowings and our hedge positions. During the First Quarter, in response to the FHFA Final Rule we replaced $1,450 million of FHLBC Advances with repo borrowings and leverage remained stable. Our duration gap shortened to 0.30 in the First Quarter from 0.74 at the end of the Fourth Quarter. This decrease in duration gap helped our book value per common share which increased to $9.46 at the end of the First Quarter from $9.36 at the end of the Fourth Quarter, after taking into account our $0.26 dividend in the First Quarter.

Financial Condition
The Agency RMBS in our portfolio were purchased at a net premium to their face value due to the average interest rates on these investments being higher than the market rates at the time of purchase. As of March 31, 2016 and December 31, 2015 we had approximately $459.0 million and $462.6 million, respectively, of unamortized premium included in the cost basis of our investments. Our Debt Securities portfolio including TBA Derivatives, consisted of the following assets:

				Weighted-Average
Coupon	Face Value (in 000's)	Fair Value (in 000's)	Amortized Cost Basis per Face Value (in 000's)	Loan Balance (in 000's)(1)	Loan Age (in months)(1)	3 Month CPR(1)(2)	Duration(3)
March 31, 2016
15 Year Agency Mortgage Securities
3.0%	$4,134,510	$4,324,099	$102.98	$278	20	6.6%	2.36
TBA 3.0% *	146,807	153,345	103.91	n/a	n/a	n/a	2.34
3.5%	968,925	1,025,880	103.11	219	43	10.5	2.43
4.0%	131,750	140,652	101.11	168	61	14.7	2.44
4.5%	18,618	19,891	102.46	244	74	19.0	2.04
Subtotal	5,400,610	5,663,867	102.98	265	25	7.6	2.37
20 Year Agency Mortgage Securities
4.5%	48,012	52,505	102.77	215	68	21.2	2.59
30 Year Agency Mortgage Securities
3.5%	3,177,941	3,333,834	103.64	329	9	5.2	3.03
TBA 3.5% *	900,000	943,188	104.49	n/a	n/a	n/a	3.14
4.0%	2,481,707	2,659,171	105.31	286	16	7.8	2.74
TBA 4.0% *	47,000	50,217	106.75	n/a	n/a	n/a	2.46
4.5%	137,375	149,940	106.74	284	59	13.2	2.82
Subtotal	6,744,023	7,136,350	104.45	310	13	6.6	2.93
Agency Hybrid ARMs
TBA 2.8% *	35,000	36,159	102.57	n/a	n/a	n/a	2.05
3.0%(4)	294,943	307,194	102.83	313	36	15.2	1.62
Subtotal	329,943	343,353	102.81	313	36	15.2	1.67
U.S. Treasuries
0.4%	30,000	29,972	99.86	n/a	n/a	n/a	0.33
Total	$12,552,588	$13,226,047	$103.76	$289	19	7.4%	2.65

December 31, 2015
15-Year Agency Mortgage Securities
3.0%	$4,840,936	$4,994,705	$103.16	$283	16	7.2%	3.46
TBA 3.0%	222,600	229,310	103.33	n/a	n/a	n/a	3.66
3.5%	1,014,790	1,064,726	103.15	220	41	9.8	3.05
4.0%	140,196	148,692	101.13	169	58	14.8	2.84
4.5%	20,152	21,432	102.51	243	71	14.7	2.45
Subtotal	6,238,674	6,458,865	103.12	270	22	7.9	3.38
20-Year Agency Mortgage Securities
4.5%	51,664	56,102	102.79	215	65	16.4	2.95
30-Year Agency Mortgage Securities
3.5%	2,741,525	2,830,295	103.70	328	7	3.3	4.88
TBA 3.5%	250,000	256,739	102.39	n/a	n/a	n/a	5.15
4.0%	2,321,917	2,461,698	105.20	277	16	9.6	4.01
TBA 4.0%	323,000	341,611	105.80	n/a	n/a	n/a	3.70
4.5%	143,081	154,869	106.78	283	56	16.3	3.65
Subtotal	5,779,523	6,045,212	104.44	304	12	6.2	4.44
Agency Hybrid ARMs
3.0%(4)	356,991	367,817	102.80	315	33	17.7	2.48
U.S. Treasuries
0.9%	100,000	99,711	99.85	n/a	n/a	n/a	1.89
Total	$12,526,852	$13,027,707	$103.69	$286	18	7.6%	3.83

__________________

(1)	TBAs are excluded from this calculation as they do not have a defined weighted-average loan balance or age until mortgages have been assigned to the pool.

(2)
The CPR ("Constant Prepayment Rate") represents the 3-month CPR of the Company’s Agency RMBS held at March 31, 2016 and December 31, 2015. The CPR experienced by the Company during the period may differ. Securities with no prepayment history are excluded from this calculation.

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
*    Includes TBA Derivatives with a fair value of $307.6 million at March 31, 2016.

In April 2016, the weighted average experienced CPR of the Company's Debt Securities was 14.1% .

Hedging Instruments
The Company utilizes interest rate swap and cap contracts (a "swap" or "cap", respectively) to hedge the interest rate risk associated with the financing of our Debt Securities portfolio. As of March 31, 2016, the Company held swaps with an aggregate notional of approximately $7.45 billion, a weighted-average fixed rate of 1.26%, and a weighted-average expiration of 3.1 years. The receive rate on the Company's swaps is 3-month LIBOR. At March 31, 2016, the Company had entered into caps with a notional of $2.50 billion, a weighted-average cap rate of 1.28%, and a weighted-average expiration of 3.8 years. Below is a summary of our interest rate swaps and caps as of March 31, 2016 and December 31, 2015:

			Weighted-Average
March 31, 2016	Number of Contracts	Notional (000's)	Rate	Maturity	Duration	Fair Value (000's)
Interest Rate Swaps	19	$7,450,000	1.26%	May 2019	(2.90)	$(83,846)
Interest Rate Caps	5	2,500,000	1.28%	January 2020	(1.79)	29,325
	24	$9,950,000	1.26%	July 2019	(2.62)	$(54,521)

December 31, 2015
Interest Rate Swaps	21	$7,950,000	1.29%	May 2019	(3.08)	$25,411
Interest Rate Caps	5	2,500,000	1.28%	January 2020	(2.39)	61,343
	26	$10,450,000	1.29%	July 2019	(2.91)	$86,754
The Company seeks to manage its exposure to interest rate risk by expanding and/or lengthening its hedging, and reducing its pay rate, if possible, when doing so. During the three months ended March 31, 2016 we terminated swaps with a combined notional of $0.50 billion with a weighted-average pay rate of 1.81%. The terminations resulted in a net realized loss of $(11.1) million for the First Quarter. After the repositioning, our weighted-average fixed pay rate on swaps decreased to 1.26% at March 31, 2016 compared to 1.29% at December 31, 2015.
Our interest rate swap and cap notional was $9.95 billion at March 31, 2016 compared to $10.45 billion at December 31, 2015, and as a percentage of our of the repo borrowings and FHLBC Advances (collectively "Total Outstanding Borrowings") increased to 96.5% at March 31, 2016 from 94.3% at December 31, 2015.
The Company does not consider TBA Derivatives as hedging instruments.

Liabilities
We finance a portion of our assets through repo borrowings and FHLBC Advances. Repo borrowings and FHLBC Advances are secured by our assets and generally bear interest rates that have historically moved in close relationship to LIBOR. At March 31, 2016 and December 31, 2015, we had liabilities pursuant to repo borrowings and FHLBC Advances with 35 counterparties which are summarized below:

March 31, 2016			Weighted-Average
Original Days to Maturity	Repo Borrowings and FHLBC Advances Outstanding (000's)	Percentage of Total	Interest Rate	Remaining Days to Maturity	Original Days to Maturity
Agency RMBS
≤ 30 Days	$2,381,447	23%	0.69%	18	28
> 30 to ≤ 60 Days	5,085,644	49%	0.68%	28	45
> 60 Days	2,828,979	27%	0.86%	118	212
Subtotal	$10,296,070	99%	0.73%	51	87

U.S. Treasuries
≤ 30 Days	$10,899	1%	0.55%	1	1

Total	$10,306,969	100%	0.73%	51	87

December 31, 2015			Weighted-Average
Original Days to Maturity	Repo Borrowings and FHLBC Advances Outstanding (000's)	Percentage of Total	Interest Rate	Remaining Days to Maturity	Original Days to Maturity
Agency RMBS
≤ 30 Days	$751,592	7%	0.49%	7	30
> 30 to ≤ 60 Days	2,507,201	24%	0.48%	9	43
> 60 Days	7,055,732	66%	0.54%	37	88
Total	$10,314,525	97%	0.52%	28	73

U.S. Treasuries
> 30 to ≤ 60 Days	$348,251	3%	(0.13)%	2	13

Total	$10,662,776	100%	0.50%	27	71

			Weighted-Average
Original Days to Maturity	FHLBC Advances Outstanding (000's)	Percentage of Total	Interest Rate	Next Call Date	Maturity Date
Agency RMBS
> 360 Days	$425,000	100%	1.48%	May 2016	July 2018
In addition, as of March 31, 2016, we had payable for securities purchased, a portion of which will be or, in the case of December 31, 2015, was financed through repo borrowings and FHLBC Advances, as summarized below (in thousands).

March 31, 2016
Settle Date	Face Value	Payable
April 2016	$610,251	$639,913
May 2016	285,000	297,250
Total	$895,251	$937,163

December 31, 2015
Settle Date	Face Value	Payable
January 2016	$963,097	$1,008,133
February 2016	200,000	211,550
March 2016	250,000	256,291
	$1,413,097	$1,475,974

Summary Financial Data

	Three Months Ended March 31,
(In thousands, except per share numbers)	2016	2015
Income Statement Data:
Interest income:
Interest income from Agency RMBS	$81,323	$80,060
Other interest income	128	790
Total interest income	81,451	80,850
Interest expense:
Interest expense on repurchase agreements and FHLBC Advances	17,945	9,642
Net interest income	63,506	71,208
Other income (loss):
Net realized gain (loss) on investments	1,202	18,253
Net unrealized gain (loss) on investments	162,286	75,689
Net unrealized gain (loss) on FHLBC Advances	(851)	—
Other income	463	40
Subtotal	163,100	93,982
Swap and cap interest expense	(18,398)	(27,468)
Net realized and unrealized gain (loss) on derivative instruments	(140,524)	(77,368)
Net gain (loss) on derivative instruments	(158,922)	(104,836)
Total other income (loss)	4,178	(10,854)
Expenses:
Compensation and benefits	3,865	3,554
General, administrative and other	2,488	2,203
Total expenses	6,353	5,757
Net income (loss)	$61,331	$54,597
Dividend on preferred stock	(5,203)	(5,203)
Net income (loss) available to common stockholders	$56,128	$49,394
Net income (loss) per common share basic & diluted	$0.37	$0.31
Distributions per common share	$0.26	$0.30

Key Balance Sheet Metrics
Average settled Debt Securities (1)	$11,905,997	$12,653,266
Average total Debt Securities (2)	$12,945,855	$14,810,062
Average repurchase agreements and FHLBC Advances (3)	$10,492,636	$10,954,377
Average Debt Securities liabilities (4)	$11,532,494	$13,111,173
Average stockholders' equity (5)	$1,714,728	$1,981,424
Average common shares outstanding (6)	151,788	160,523
Leverage ratio (at period end) (7)	6.76:1	6.77:1
Book value per common share (at period end) (8)	$9.46	$9.36
Key Performance Metrics*
Average yield on settled Debt Securities (9)	2.74%	2.56%
Average yield on total Debt Securities including drop income (10)	2.71%	2.57%
Average cost of funds (11)	0.68%	0.35%
Average cost of funds and hedge (12)	1.39%	1.36%
Adjusted average cost of funds and hedge (13)	1.26%	1.13%
Interest rate spread net of hedge (14)	1.35%	1.20%

Interest rate spread net of hedge including drop income (15)	1.45%	1.44%
Operating expense ratio (16)	1.48%	1.16%
Total stockholder return on common equity (17)	3.85%	3.14%
___________

(1)	The average settled Debt Securities is calculated by averaging the month end cost basis of settled Debt Securities during the period.

(2)	The average total Debt Securities (comprised of settled Debt Securities and all TBA contracts) is calculated by averaging the month end cost basis of total Debt Securities during the period.

(3)	The average repurchase agreement borrowings and FHLBC Advances are calculated by averaging the month end repurchase agreements and FHLBC Advances balances during the period.

(4)
The average Debt Securities liabilities are calculated by adding the average month end repurchase agreements and FHLBC Advances balances plus average unsettled Debt Securities (inclusive of TBA Derivatives) during the period.

(5)	The average stockholders' equity is calculated by averaging the month end stockholders' equity during the period.

(6)	The average common shares outstanding are calculated by averaging the daily common shares outstanding during the period.

(7)
The leverage ratio is calculated by dividing (i) the Company's repurchase agreements and FHLBC Advances balance plus payable for securities purchased minus receivable for securities sold plus gross TBA Derivatives positions by (ii) stockholders' equity.

(8)	Book value per common share is calculated by dividing total stockholders' equity less the liquidation value of preferred stock at period end divided by common shares outstanding at period end.

(9)	The average yield on Debt Securities for the period is calculated by dividing total interest income by average settled Debt Securities.

(10)
The average yield on total Debt Securities including drop income for the period is calculated by dividing total interest income plus drop income by average total Debt Securities. Drop income was $6.3 million and $14.1 million for the three months ended March 31, 2016 and 2015, respectively. Drop income is a component of our net realized and unrealized gain (loss) on investments and derivative instruments on our unaudited consolidated statements of operations. Drop income is the difference between the spot price and the forward settlement price for the same security on trade date. This difference is also the economic equivalent of the assumed net interest margin (yield minus financing costs) of the bond from trade date to settlement date. We derive drop income through utilization of forward settling transactions.

(11)	The average cost of funds for the period is calculated by dividing repurchase agreement and FHLBC Advances interest expense by average repurchase agreements and FHLBC Advances for the period.

(12)	The average cost of funds and hedge for the period is calculated by dividing repurchase agreement, FHLBC Advances and swap and cap interest expense by average repurchase agreements and FHLB Advances.

(13)	The adjusted average cost of funds and hedge for the period is calculated by dividing repurchase agreement, FHLBC Advances and swap and cap interest expense by average Debt Securities liabilities.

(14)	The interest rate spread net of hedge for the period is calculated by subtracting average cost of funds and hedge from average yield on settled Debt Securities.

(15)
The interest rate spread net of hedge including drop income for the period is calculated by subtracting adjusted average cost of funds and hedge from average yield on total Debt Securities including drop income.

(16)	The operating expense ratio for the period is calculated by dividing operating expenses by average stockholders' equity.

(17)
The total stockholder return on common equity is calculated as the change in book value plus dividend distribution on common stock divided by book value per common share at the end of the prior period.

*	All percentages are annualized except total stockholder return on common equity.

Core Earnings
"Core earnings" represents a non-U.S. GAAP financial measure and is defined as net income (loss) available to common stockholders excluding net realized and unrealized gain (loss) on investments, net realized and unrealized gain (loss) on derivative instruments and net unrealized gain (loss) on FHLBC Advances. Management uses core earnings to evaluate the effective yield of the portfolio after operating expenses. In addition, management utilizes core earnings as a key metric in conjunction with other portfolio and market factors to determine the appropriate leverage and hedging ratios, as well as the overall structure of the portfolio. The Company believes that providing users of the Company's financial information with such measures, in addition to the related GAAP measures, gives investors greater transparency and insight into the information used by the Company's management in its financial and operational decision-making.

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

(In thousands)	Three Months Ended March 31,
Non-U.S. GAAP Reconciliation:	2016	2015
Net income (loss) available to common stockholders	$56,128	$49,394
Net realized (gain) loss on investments	(1,202)	(18,253)
Net unrealized (gain) loss on investments	(162,286)	(75,689)
Net realized and unrealized (gain) loss on derivative instruments	140,524	77,368
Net unrealized (gain) loss on FHLBC Advances	851	—
Core earnings	$34,015	$32,820
Results of Operations
Commencing with the report on Form 10-K for the year ended December 31, 2015, "Swap and cap interest expense", which up through September 30, 2015 was recognized as a separate component of "Total interest expense" in the consolidated statement of operations, is now recognized as a component of "Net gain (loss) on derivative instruments". This reclassification was made in order to record income, expenses and fair value changes related to derivative instruments in one line item in the consolidated statements of operations, consistent with common industry practice. Prior period balances have been reclassified to conform to the current period presentation.
The following table provides GAAP measures of interest expense and net interest income and details with respect to reconciling these line items on a non-GAAP basis for each respective period.

	Three Months Ended March 31,
	2016	2015
Net interest income	$63,506	$71,208
Swap and cap interest expense	18,398	27,468
Economic net interest income	$45,108	$43,740

Interest expense on repurchase agreements and FHLBC Advances	$17,945	$9,642
Swap and cap interest expense	18,398	27,468
Economic interest expense	$36,343	$37,110
Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Net Income (Loss)
Net income available to common stockholders increased $6.7 million to $56.1 million for the three months ended March 31, 2016, compared to $49.4 million for the three months ended March 31, 2015, primarily due to higher total interest income, lower swap and cap interest expense and net gains on investments in the First Quarter compared to the first quarter of 2015. The major components of this increase are detailed below.
Interest Income and Asset Yield
Our principal source of income is interest income that we earn on our investment securities portfolio. Interest income, which consists primarily of interest income on Debt Securities, increased by $0.6 million to $81.5 million for the three months ended March 31, 2016, as compared to $80.9 million for the three months ended March 31, 2015. Our interest income increased primarily due to an increase in the average yield on average settled debt securities even though the size of our average settled debt securities balance decreased. The most significant factors in this increase are changes both in the size of our portfolio and yield on investments, as shown below (in thousands):

Change in Size		Change in Yield		Change in Size & Yield
Change in average settled	$(747,269)	Change in average yield	0.181%	Change in average settled	$(747,269)
2015 average yield	2.556%	2015 average settled	$12,653,266	Change in average yield	0.181%
Change	$(4,775)	Change	$5,713	Change	$(337)
				Total change	$601
Our average settled Debt Securities for the three months ended March 31, 2016 was $11.9 billion, compared to $12.7 billion for the three months ended March 31, 2015. Our annualized yield on average settled Debt Securities for the three months ended March 31, 2016 was 2.74%, compared to 2.56% for the three months ended March 31, 2015. Our yield increase was primarily a function of lower paydown losses and lower amortization expense in the current quarter than in the comparable period. Our annualized rate of portfolio prepayment for the three months ended March 31, 2016 was 7.6%, which was lower than the rate of 10.3% for the three months ended March 31, 2015. Our amortization expense was $15.9 million for the three months ended March 31, 2016, a decrease of $5.6 million from $21.5 million for the three months ended March 31, 2015.
Economic Interest Expense and Cost of Funds
Economic interest expense for the three months ended March 31, 2016, which consists of interest expense from repo borrowings, FHLBC Advances, and interest rate swap and cap contracts, decreased $0.8 million to $36.3 million, as compared to $37.1 million for the three months ended March 31, 2015. Interest expense from repo borrowings and FHLBC Advances increased by $8.3 million to $17.9 million for the three months ended March 31, 2016, compared to $9.6 million for the three months ended March 31, 2015 due to higher cost of funds. Our weighted-average cost of funds rose to 0.68% in the First Quarter from 0.35% in the first quarter of 2015. Our average repo borrowings and FHLBC Advances decreased to $10,492.6 million for the three months ended March 31, 2016 from $10,954.4 million for the three months ended March 31, 2015, consistent with the smaller settled portfolio that existed at March 31, 2016 as compared to the portfolio at March 31, 2015. The table shown below illustrates the result of changes to the amount outstanding and rates on repo borrowings and FHLBC Advances during the three months ended March 31, 2016 and 2015 (in thousands):

Change in Size		Change in Rate		Change in Size & Yield
Change in average outstanding	$(461,741)	Change in average rate	0.332%	Change in average outstanding	$(461,741)
2015 average rate	0.352%	2015 average outstanding	$10,954,377	Change in average rate	0.332%
Change	$(406)	Change	$9,092	Change	$(383)
				Total change	$8,303
Included in the First Quarter interest expense figure above is interest expense of $1.6 million on $425.0 million of FHLBC Advances with an initial maturity greater than one year and a weighted average rate of 1.48%.
Swap and cap interest expense decreased by $9.1 million, to $18.4 million in the three months ended March 31, 2016 compared to $27.5 million in the three months ended March 31, 2015. The decrease in interest rate swap and cap expense was in part the result of a decrease in the average aggregate swap and cap notional by $150.0 million to $10,075.0 million in the three months ended March 31, 2016 from $10,225.0 million in the three months ended March 31, 2015, and more significantly by the decrease in the average swap and cap rate to 0.73% in the three months ended March 31, 2016 from 1.08% in the three months ended March 31, 2015, as shown in the table below (in thousands):

Change in Size		Change in Rate		Change in Size & Rate
Change in average notional outstanding	$(150,000)	Change in average rate	(0.344)%	Change in average notional outstanding	$(150,000)
2015 average rate	1.075%	2015 average notional outstanding	$10,225,000	Change in average rate	(0.344)%
Change	$(403)	Change	$(8,796)	Change	$129
				Total change	$(9,070)
Our annualized weighted-average cost of funds including hedge was 1.39% for the three months ended March 31, 2016, as compared to 1.36% for the three months ended March 31, 2015. The components of our cost of funds including hedge are (i) rates on our repo borrowings and FHLBC Advances, (ii) rates on our interest rate swaps and caps, (iii) the size of our repo borrowings and FHLBC Advances, and (iv) the total notional amount of the interest rate swaps and caps.
Economic Net Interest Income
Our economic net interest income for the three months ended March 31, 2016 was $45.1 million, and our interest rate spread, net of hedge, was 1.35%, compared to economic net interest income of $43.7 million and interest rate spread, net of hedge, of 1.20% for the three months ended March 31, 2015. The increase in our net interest income was due principally to lower amortization expense and lower swap and cap interest expense in the three months ended March 31, 2016 compared to March 31, 2015. While our economic net interest income is influenced significantly by the size of our portfolio and overall interest rate levels, we believe our interest rate spread net of hedge is an important performance indicator.
Other Income (Loss)
For the three months ended March 31, 2016, our total other income (loss) was $4.2 million compared to loss of $(10.9) million for the three months ended March 31, 2015. The major components contributing to the change in total other income (loss) are discussed below.
Gain (Loss) on Investments and Drop Income
During the three months ended March 31, 2016, our net realized and unrealized gain (loss) on investments increased by $69.6 million to a $163.5 million net gain, compared to a net gain of $93.9 million for the three months ended March 31, 2015. This change was driven by an increase in prices of our Agency RMBS for the three months ended March 31, 2016, contrasted with smaller increases in prices of all our Agency RMBS for the three months ended March 31, 2015. For example, during the three months ended March 31, 2016, the price of a 30-year 4.0% Agency RMBS increased $1.06 to $106.92, and during the three months ended March 31, 2015, it increased $0.18 to $106.95. During the three months ended March 31, 2016, the price of a 15-year 3.0% Agency RMBS increased $1.04 to $104.52, and during the three months ended March 31, 2015, it increased $0.85 to $104.83.
During the three months ended March 31, 2016 and 2015, we generated drop income of approximately $6.3 million and $14.1 million, respectively. The lower drop income during the three months ended March 31, 2016 was primarily because financing in the forward market made it more advantageous to settle positions than in the three months ended March 31, 2015 and also due to lower volumes of forward settling transactions from which we derive drop income. During the three months ended March 31, 2016, the average balance in the combined TBA Securities and TBA Derivatives portfolio was $1,060.9 million, a decrease of $962.1 million compared to the average balance of $2,023.0 million for the three months ended March 31, 2015. Drop income is a component of our net realized and unrealized gain (loss) on investments and our net realized and unrealized gain (loss) on derivative instruments on our unaudited consolidated statements of operations and is therefore excluded from core earnings. Drop income is the difference between the spot price and the forward settlement price for the same Agency RMBS on the trade date. This difference is also the economic equivalent of the assumed interest rate spread net of hedge (yield less financing costs) of the Agency RMBS from trade date to settlement date. The Company derives drop income through utilization of forward settling transactions of Agency RMBS. The TBA market became slightly less attractive in the First Quarter and we settled more cash bonds than during the first quarter of 2015.
Net unrealized gain (loss) on FHLBC Advances
We held $425.0 million of FHLBC Advances that had an initial maturity greater than one year and a weighted average maturity of 0.9 years at March 31, 2016. We had no FHLBC Advances with an initial maturity more than one year for the three months ended March 31, 2015. For three months ended March 31, 2016 the net unrealized loss on FHLBC Advances was $(0.9) million. The loss was primarily due to falling interest rates in which the fair value of the liability increased during the First Quarter as 3-year swap rates decreased from 1.42% on December 31, 2015 to 0.95% at March 31, 2016.
Gain (Loss) on Derivative Instruments
As explained above in economic net interest income, swap and cap interest expense of $18.4 million and $27.5 million for the three months ended March 31, 2016 and 2015, respectively, a component of net gain (loss) on derivative instruments in other income (loss), is excluded from the discussion in this caption as already described above.
Net gain (loss) on derivative instruments is comprised of net realized and unrealized gain (loss) on swap and cap contracts and TBA Derivatives. Net realized and unrealized gain (loss) on derivative instruments was $(140.5) million (comprised of $(148.0) million net realized and unrealized loss on swap and cap contracts, and $7.5 million net realized and unrealized gain on TBA Derivatives) for the three months ended March 31, 2016 compared to a loss of $(77.4) million (comprised of $(77.4) million net realized and unrealized loss on swap and cap contracts, and $0.0 million net realized and unrealized gain on TBA Derivatives) for the three months ended March 31, 2015. The change in net realized and unrealized gain (loss) on derivative instruments for the three months ended March 31, 2016 and 2015 was primarily due to decrease in interest rates which caused the value of our derivative instruments to decrease in both periods. Our swaps and caps are designed principally to protect us in an environment of increasing interest rates. In the First Quarter we responded to declining interest rates by terminating some of our swaps, on which we realized a loss; however, continued decreasing interest rates and significant volatility resulted in unrealized losses on our swaps and caps. During the three months ended March 31, 2016 and 2015, 5-year swap rates decreased by 57 bps and decreased by 24 bps, respectively.

Operating Expenses
Operating expenses increased to $6.4 million for the three months ended March 31, 2016 compared to $5.8 million for the three months ended March 31, 2015 mostly due to increase in employee compensation expense.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations for repo borrowings and FHLBC Advances, interest expense on repo borrowings and FHLBC Advances, and office leases at March 31, 2016 and December 31, 2015 (in thousands):

March 31, 2016	Within One Year	One to Three Years	Three to Five Years	Thereafter	Total
Repurchase agreements and FHLBC Advances	$10,306,969	$—	$—	$—	$10,306,969
Interest expense on repurchase agreements and FHLBC Advances, based on rates at March 31, 2016	20,398	—	—	—	20,398
Long-term operating lease obligation	348	721	761	902	2,732
Total	$10,327,715	$721	$761	$902	$10,330,099

December 31, 2015	Within One Year	One to Three Years	Three to Five Years	Thereafter	Total
Repurchase agreements FHLBC Advances	$10,662,776	$425,000	$—		$11,087,776
Interest expense on borrowings under repurchase agreements and FHLBC Advances, based on rates at December 31, 2015	17,972	9,564	—		27,536
Long-term operating lease obligation	327	716	756	999	2,798
Total	$10,681,075	$435,280	$756	$999	$11,118,110
At March 31, 2016 and December 31, 2015, we held the following interest rate swap and cap contracts (in thousands):
As of March 31, 2016

Interest Rate Swaps	Weighted-Average	Notional	Fair
Expiration Year	Fixed Pay Rate	Amount	Value
2017	0.82%	$2,250,000	$(957)
2018	1.16%	2,000,000	(13,163)
2019	1.64%	300,000	(6,148)
2020	1.49%	2,000,000	(31,437)
2022	1.93%	900,000	(32,141)
Total	1.26%	$7,450,000	$(83,846)

Interest Rate Caps	Weighted-Average	Notional	Fair
Expiration Year	Cap Rate	Amount	Value
2019	1.34%	$800,000	$5,823
2020	1.25%	1,700,000	23,502
Total	1.28%	$2,500,000	$29,325

As of December 31, 2015

Interest Rate Swaps	Weighted-Average	Notional	Fair
Expiration Year	Fixed Pay Rate	Amount	Value
2017	0.82%	$2,250,000	$8,968
2018	1.16%	2,000,000	2,913
2019	1.75%	800,000	(7,148)
2020	1.49%	2,000,000	19,989
2022	1.93%	900,000	689
Total	1.29%	$7,950,000	$25,411

Interest Rate Caps	Weighted-Average	Notional	Fair
Expiration Year	Cap Rate	Amount	Value
2019	1.34%	$800,000	$13,811
2020	1.25%	1,700,000	47,532
Total	1.28%	$2,500,000	$61,343

We enter into certain agreements that contain a variety of indemnification obligations, principally with our brokers and counterparties for interest rate swap contracts and repo borrowings. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend a lawsuit or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is not material to our unaudited consolidated financial statements. Accordingly, we recorded no liabilities for these agreements as of March 31, 2016 and December 31, 2015. In addition, as of March 31, 2016 and December 31, 2015, we had $937.2 million and $1,476.0 million of payable for securities purchased, respectively, a portion of which either will be or was financed through repo borrowings and/or FHLB Advances. A summary of our payable for securities purchased as of March 31, 2016 and December 31, 2015 is included in Financial Condition—Liabilities.

Off-Balance Sheet Arrangements
As of March 31, 2016 and December 31, 2015, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2016 and December 31, 2015, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or had any intent to provide funding to any such entities.
We may also seek to obtain other sources of financing depending on market conditions. We may finance the acquisition of agency RMBS by entering into TBA dollar roll transactions in which we would sell a TBA contract for current month settlement and simultaneously purchase a similar TBA contract for a forward settlement date. Prior to the forward settlement date, we may choose to roll the position out to a later date by entering into an offsetting TBA position, net settling the paired off positions for cash, and simultaneously entering into a similar TBA contract for a later settlement date. In such transactions, the TBA contract purchased for a forward settlement date is priced at a discount to the TBA contract sold for settlement/pair off in the current month. The discount is the difference between the spot price and the forward settlement price for the same Agency RMBS on trade date and is referred to by the Company as drop. This difference is also the economic equivalent of the assumed net interest spread (yield less financing costs) of the Agency RMBS from trade date to settlement date. Consequently, dollar roll transactions accounted for as TBA Derivatives represent a form of off-balance sheet financing. In evaluating our overall leverage at risk, we consider both our on-balance and off-balance sheet financing.

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
As of March 31, 2016 and December 31, 2015, we had approximately $1,137.9 million and $1,121.1 million, respectively, in Agency RMBS, U.S. Treasuries, and cash available to satisfy future margin calls. To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future. During the three months ended March 31, 2016, we maintained an average liquidity level of approximately 59% and never less than 50% of stockholders' equity.
During the First Quarter, we had average repo borrowings and FHLBC Advances outstanding of $10,492.6 million with an average cost of funds of 0.68%, and during the first quarter of 2015 we had average repo borrowings and FHLBC Advances of $10,954.4 million with an average cost of funds of 0.35%. At March 31, 2016, repo borrowing financing was generally stable with interest rates between 0.55% and 0.88% for 30-90 day repo borrowings. At March 31, 2016, FHLBC Advances totaled $649.6 million at fair value, with a weighted average rate of 1.15% and remaining term of 244 days (which reflects a final maturity date of February 19, 2017). Certain FHLBC Advances had an original term of three years and were callable by the Company after the one-year anniversary of the advance and thereafter every six months. As with our repo borrowings, if the value of any assets pledged to FHLBC as collateral for advances decreases, the FHLBC could require posting of additional collateral to the amount of advances outstanding. During the First Quarter, as mentioned above, on January 12, 2016, the FHFA issued a Final Rule amending its regulations governing FHLB membership criteria for captive insurance companies, which has terminated our ability to access additional advances from the FHLBC. As a direct result of the Final Rule, the Company has reduced outstanding FHLBC Advances to $650 million as of March 31, 2016, and all outstanding advances with the FHLBC are required to be repaid on or before February 19, 2017. The Company replaced $1,450.0 million of FHLBC Advances with its existing repo counterparties and expects that it will be able to replace the remaining FHLBC Advances with existing repo counterparties. The Company’s FHLBC membership and activity stock totaling $26.0 million at March 31, 2016 is expected to be redeemed in full when FHLBC Advances are repaid.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. As of March 31, 2016 and December 31, 2015, we had access to 48 and 48 counterparties respectively, subject to certain conditions, located throughout North America, Europe and Asia. At March 31, 2016, FHLBC Advances were 6.31% of the Total Outstanding Borrowings, and repo borrowings with any individual counterparty were less than 7% of our Total Outstanding Borrowings. The table below includes a summary of our repo borrowings and FHLBC Advances funding by number of repo borrowings/FHLBC Advances counterparties, and counterparty region as of March 31, 2016 and December 31, 2015:

	March 31, 2016
Counterparty Region	Number of Counterparties	Percent of Total Outstanding Borrowings
North America	22	60.9%
Europe	8	22.7%
Asia	5	16.4%
	35	100.0%

	December 31, 2015
Counterparty Region	Number of Counterparties	Percent of Total Outstanding Borrowings
North America	22	64.4%
Europe	8	21.8%
Asia	5	13.8%
	35	100.0%

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
The credit arrangement pursuant to which CYS Insurance maintains FHLBC Advances (the "FHLBC Arrangement") involves observance by CYS Insurance of the rules of FHLBC membership, is subject to the FHLBC's credit policy, and is governed by the terms and conditions of a blanket security agreement, and the consent and guaranty of the Company.  The FHLBC Arrangement requires CYS Insurance to transfer additional securities to the FHLBC in the event the value of the securities then held by the FHLBC falls below specified levels, and contains events of default in cases where we or the FHLBC breaches our respective obligations under the FHLBC Arrangement.  An event of default or termination event under the FHLBC Arrangement would give the FHLBC the option to terminate all FHLBC Advances existing with us and make any amount due by us to the FHLBC immediately payable. As mentioned above, on January 12, 2016, the FHFA issued a Final Rule amending its regulations governing FHLB membership criteria for captive insurance companies, which has terminated our ability to access additional advances from the FHLBC.
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
During the three months ended March 31, 2016 and 2015, we recorded $348.5 million and $462.4 million of principal repayments, respectively, and received $82.0 million and $81.4 million of interest payments, respectively. We held cash of $6.3 million and $7.2 million at March 31, 2016 and December 31, 2015, respectively. For the three months ended March 31, 2016 and 2015, net cash provided by operating activities was $36.2 million and $53.9 million, respectively.
Our investment portfolio is comprised principally of highly liquid Agency RMBS guaranteed by Freddie Mac or Fannie Mae, and Ginnie Mae RMBS and U.S. Treasuries both backed by the full faith and credit of the U.S. government. We regularly monitor the creditworthiness of the U.S. government. While the U.S. government has had its credit rating downgraded in recent years by one of the credit rating agencies, it remains one of the most secure creditors in the world as of March 31, 2016.
We may increase our capital resources by obtaining long-term credit facilities or making public or private offerings of equity or debt securities. Such financings will depend on market conditions for capital raises and for the investment of any proceeds. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations.

From time to time we raise capital through the sale and issuance of our capital stock. On May 23, 2014, we filed an automatically effective shelf registration statement on Form S-3 with the SEC. We may offer and sell, from time to time, shares of common stock, preferred stock and debt securities in one or more offerings pursuant to the prospectus that is a part of the registration statement. As of March 31, 2016, we had not issued any shares of common stock, preferred stock or debt securities under the prospectus.
Another vehicle to raise capital is our Direct Share Purchase Program ("DSPP"), through which stockholders may purchase additional shares of common stock by reinvesting some or all of the cash dividends received on shares of common stock. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. We did not issue any shares under the plan during the three months ended March 31, 2016 and 2015. As of March 31, 2016 and December 31, 2015, there were approximately 4.1 million shares available for issuance under the DSPP.
We also repurchase our capital stock from time to time. On November 15, 2012, the Company announced that its Board of Directors authorized the repurchase of shares of the Company’s common stock having an aggregate value of up to $250 million. Pursuant to this program, through July 20, 2014, the Company repurchased approximately $115.7 million in aggregate value of its shares of common stock on the open market. On July 21, 2014, the Company announced that its Board of Directors authorized the repurchase of shares of the Company's common stock having an aggregate value of up to $250 million, which included the approximately $134.3 million available for repurchase under the November 2012 authorization. Subsequently in 2014, we repurchased 172,549 shares for an aggregate of approximately $1.5 million. For the three months ended March 31, 2016, we repurchased 510,618 shares of the Company's common stock at a weighted-average purchase price of $7.82 per share, for an aggregate of approximately $4.0 million. Accordingly, the Company had approximately $156.8 million authorized to repurchase shares of its common stock as of March 31, 2016.
Quantitative and Qualitative Disclosures about Short-Term Borrowings
The following table discloses quantitative data about our repo borrowings and short-term FHLBC advances during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In millions)	2016	2015
Outstanding at period end	$10,307	$10,715
Weighted-average rate at period end	0.73%	0.34%
Average outstanding during period (1)	$10,493	$10,954
Weighted-average rate during period	0.68%	0.35%
Largest month end balance during period	$11,088	$11,198

_______________

(1)	Calculated based on the average month end balance of repurchase agreements and FHLBC Advances with initial maturities less than one year.
The Company's borrowing rates were higher in the three months ended March 31, 2016 than in the corresponding three months ended ended March 31, 2015 due primarily to the FOMC raising the federal funds rate by 25 bps on December 16, 2015. Overall we continue to experience a stable borrowing environment. During the three months ended March 31, 2016 CYS has replaced $1,450.0 million of FHLBC Advances with repo borrowings from its existing counterparties. This change did not have a significant impact on our total interest expense. CYS Insurance has $650.0 million of the FHLBC Advances that are required to be repaid on or prior to February 19, 2017. We were able to replace borrowings from FHLBC with borrowings from existing counterparties. From quarter to quarter, fluctuations occur in our repo borrowings and FHLBC Advances that are well correlated with the expansion and contraction of our investment portfolio. Though it varies by quarter, we currently require borrowings for approximately 80-85 percent of our investment portfolio.
At March 31, 2016 and December 31, 2015, our amount at risk with any individual counterparty related to our repo borrowings or FHLBC Advances was less than 3.2% and 2.3% of stockholders' equity, respectively, and our repo borrowings or FHLBC Advances with any individual counterparty were less than 5.0% and 14.7% of our total assets, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of March 31, 2016 and December 31, 2015, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do believe that risk can be quantified from historical experience, and actively managed, to earn sufficient compensation to justify taking risks and to maintain capital levels consistent with the risks we undertake. Our Board of Directors exercises oversight of risk management in many ways, including overseeing our senior management’s risk-related responsibilities and reviewing management and investment policies and performance against these policies and related benchmarks. See "Business—Risk Management Strategy" in our 2015 Annual Report for a further discussion of our risk management practices.
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
We are a party to interest rate swap and cap contracts as of March 31, 2016 and December 31, 2015 described in detail under Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments" in this Quarterly Report.
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
The following sensitivity analysis table estimates the impact of our interest rate-sensitive investments and repo borrowing liabilities on the fair value of our assets and our net income, exclusive of the effect of changes in fair value on our net income, at March 31, 2016 and December 31, 2015, assuming a static portfolio and that rates instantaneously fall 25, 50 and 75 bps and rise 25, 50 and 75 bps:

March 31, 2016

Change in Interest Rates	Projected Change in Our Net Income (1)		Projected Change in the Fair Value of Our Assets (including hedging instruments) (1)	Projected Change in Stockholders' Equity
- 75 basis points	7.75%	(2)	(0.18)%	(1.36)%
- 50 basis points	6.72%	(2)	0.04%	0.33%
- 25 basis points	5.04%	(2)	0.07%	0.57%
No Change	—%		—%	—%
+ 25 basis points	(5.16)%		(0.20)%	(1.53)%
+ 50 basis points	(10.31)%		(0.55)%	(4.23)%
+ 75 basis points	(15.47)%		(1.01)%	(7.82)%
December 31, 2015

Change in Interest Rates	Projected Change in Our Net Income		Projected Change in the Fair Value of Our Assets (including hedging instruments) (1)	Projected Change in Stockholders' Equity
- 75 basis points	5.56%	(2)	0.34%	2.66%
- 50 basis points	4.45%	(2)	0.39%	2.99%
- 25 basis points	2.22%	(2)	0.26%	2.05%
No Change	—%		—%	—%
+ 25 basis points	(5.56)%		(0.39)%	(2.99)%
+ 50 basis points	(11.12)%		(0.89)%	(6.87)%
+ 75 basis points	(16.67)%		(1.48)%	(11.43)%
_____________

(1)	Analytics provided by The Yield Book® Software.

(2)
Given the historically low level of interest rates at March 31, 2016 and December 31, 2015, we reduced 3-month LIBOR and our repo borrowing rates by 10, 20 and 25 bps for the down 10, 25 and 35 bps net income scenarios, respectively. All other interest rate-sensitive instruments were calculated in accordance with the table.

While the tables above reflect the estimated immediate impact of interest rate increases and decreases on a static portfolio, we rebalance our portfolio periodically either to take advantage of, or minimize the impact of, changes in interest rates. Generally, our interest rate swaps reset in the quarter following rate changes. The impact of changing interest rates on fair value and net income can change significantly when interest rates change beyond 75 bps from current levels. Therefore, the volatility in the fair value of our assets could increase significantly when interest rates change beyond 75 bps. In addition, other factors impact the fair value of and net income from our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, when actual interest rates change, the change in the fair value of our assets and our net income will likely differ from that shown above, and such difference may be material and adverse for our stockholders.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
Item 1A. Risk Factors
There were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in our 2015 Annual Report. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

The following table summarizes the Company's purchases of shares of its common stock during the three months ended March 31, 2016 (dollars in thousands except per share amounts):

Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share [1]	Dollar Value of Shares That May Yet Be Purchased [1]
January 1, 2016 - January 31, 2016	—	$—	$160,796
February 1, 2016 - February 29, 2016	—	—	160,796
March 1, 2016 - March 31, 2016	510,618	7.82	156,794
Total	510,618	$7.82
____________
1  The Company repurchased shares of its common stock in open-market transactions pursuant to its share repurchase program, authorized by its Board of Directors and publicly announced on July 21, 2014. Pursuant to this authority, the Company may repurchase shares of its common stock up to $250 million in aggregate value. Between July 21, 2014 and December 31, 2014, the Company repurchased approximately $1.5 million in aggregate value of its common stock. As of March 31, 2016, the Company still had approximately $156.8 million remaining authorized to repurchase shares of its common stock.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

None.
Item 6. Exhibits

(a)	Exhibits.

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Amendment and Restatement of CYS Investments, Inc.

3.2(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.3(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.4(3)	Articles of Amendment to the Articles of Amendment and Restatement

3.5(4)	Articles Supplementary of 7.75% Series A Cumulative Redeemable Preferred Stock

3.6(5)	Articles Supplementary of 7.50% Series B Cumulative Redeemable Preferred Stock

3.7(6)	Amended and Restated Bylaws of CYS Investments, Inc.

10.1	2016 Incentive Compensation Plan

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 101.INS XBRL	Instance Document (7)

Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document (7)

Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (7)

Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (7)

Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document (7)

Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (7)
_________________
*    Filed herewith.
**    Furnished herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File No. 333-142236).

(2)	Incorporated by reference from the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 10, 2010.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2011.

(4)	Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2012.

(5)	Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2013.

(6)	Incorporated by reference from the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 10, 2012.

(7)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2016 (Unaudited) and December 31, 2015 (Derived from the audited balance sheet at December 31, 2015); (ii) Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2016 and 2015; (iii) Consolidated Statement of

Changes in Stockholders' Equity (Unaudited) for the three months ended March 31, 2016; (iv) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2016 and 2015; and (v) Consolidated Notes to Financial Statements (Unaudited) for the three months ended March 31, 2016 and 2015.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYS INVESTMENTS, INC.

Dated: April 22, 2016	BY: /s/ FRANCES R. SPARK
Frances R. Spark
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Articles of Amendment and Restatement of CYS Investments, Inc.

3.2(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.3(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.4(3)	Articles of Amendment to the Articles of Amendment and Restatement

3.5(4)	Articles Supplementary of 7.75% Series A Cumulative Redeemable Preferred Stock

3.6(5)	Articles Supplementary of 7.50% Series B Cumulative Redeemable Preferred Stock

3.7(6)	Amended and Restated Bylaws of CYS Investments, Inc.

10.1	2016 Incentive Compensation Plan

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 101.INS XBRL	Instance Document (7)

Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document (7)

Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (7)

Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (7)

Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document (7)

Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (7)
__________________
 *     Filed herewith.
**    Furnished herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File No. 333-142236).

(2)	Incorporated by reference from the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 10, 2010.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2011.

(4)	Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2012.

(5)	Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2013.

(6)	Incorporated by reference from the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 10, 2012.

(7)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2016 (Unaudited) and December 31, 2015 (derived from the audited balance sheet at December 31, 2015); (ii) Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2016 and 2015; (iii) Consolidated Statement of Changes in Stockholders' Equity (Unaudited) for the three months ended March 31, 2016; (iv) Consolidated

Statements of Cash Flows (Unaudited) for the three months ended March 31, 2016 and 2014; and (v) Consolidated Notes to Financial Statements (Unaudited) for the three months ended March 31, 2016 and 2015.