Form 10-Q/A
period 2016-03-31
CYS Investments, Inc.
filed 2016-04-26
CIK 1396446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
On April 22, 2016, CYS Investments, Inc. (the “Company”) filed its quarterly report on Form 10-Q for the quarterly period ended March 31, 2016 (the “Form 10-Q”). The Company is filing this Form 10-Q/A solely for the purpose of filing Exhibit 10.1 to the Form 10-Q, which inadvertently was omitted from the EDGAR filing of the Form 10-Q. There are no other changes to the Form 10-Q. This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q.
PART II. Other Information

Item 6. Exhibits

(a)	Exhibits.

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Amendment and Restatement of CYS Investments, Inc.

3.2(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.3(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.4(3)	Articles of Amendment to the Articles of Amendment and Restatement

3.5(4)	Articles Supplementary of 7.75% Series A Cumulative Redeemable Preferred Stock

3.6(5)	Articles Supplementary of 7.50% Series B Cumulative Redeemable Preferred Stock

3.7(6)	Amended and Restated Bylaws of CYS Investments, Inc.

10.1	2016 Incentive Compensation Plan

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 101.INS XBRL	Instance Document (7)

Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document (7)

Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (7)

Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (7)

Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document (7)

Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (7)
_________________
*    Filed herewith.
**    Furnished herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File No. 333-142236).

(2)	Incorporated by reference from the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 10, 2010.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2011.

(4)	Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2012.

(5)	Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2013.

(6)	Incorporated by reference from the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 10, 2012.

(7)	Incorporated by reference from the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on April 22, 2016.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYS INVESTMENTS, INC.

Dated: April 26, 2016	BY: /s/ FRANCES R. SPARK
Frances R. Spark
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Articles of Amendment and Restatement of CYS Investments, Inc.

3.2(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.3(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.4(3)	Articles of Amendment to the Articles of Amendment and Restatement

3.5(4)	Articles Supplementary of 7.75% Series A Cumulative Redeemable Preferred Stock

3.6(5)	Articles Supplementary of 7.50% Series B Cumulative Redeemable Preferred Stock

3.7(6)	Amended and Restated Bylaws of CYS Investments, Inc.

10.1	2016 Incentive Compensation Plan

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 101.INS XBRL	Instance Document (7)

Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document (7)

Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (7)

Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (7)

Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document (7)

Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (7)
__________________
 *     Filed herewith.
**    Furnished herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File No. 333-142236).

(2)	Incorporated by reference from the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 10, 2010.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2011.

(4)	Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2012.

(5)	Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2013.

(6)	Incorporated by reference from the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 10, 2012.

(7)	Incorporated by reference from the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on April 22, 2016.