Form 10-Q
period 2016-06-30
CYS Investments, Inc.
filed 2016-07-28
CIK 1396446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission file number 001-33740
__________________________________
 CYS Investments, Inc.
(Exact name of registrant as specified in its charter)
__________________________________

Maryland	20-4072657
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
500 Totten Pond Road, 6th Floor, Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	July 28, 2016
Common Stock ($0.01 par value)	151,414,696

PART I. Financial Information
Item 1.         Financial Statements
CYS INVESTMENTS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars and shares in thousands)

	June 30, 2016	December 31, 2015*
	(Unaudited)
Assets:
Cash	$13,182	$9,982
Investments in securities, at fair value:
Agency mortgage-backed securities (including pledged assets of $10,106,787 and $11,587,014, respectively)	11,879,933	12,927,996
U.S. Treasury securities (including pledged assets of $884,213 and $14,886, respectively)	884,213	99,711
Receivable for securities sold and principal repayments	1,507	1,084,844
Receivable for cash pledged as collateral	97,309	21,751
Interest receivable	32,460	34,563
Derivative assets, at fair value	24,650	100,778
Other investments	31,028	50,028
Other assets	1,625	1,051
Total assets	$12,965,907	$14,330,704
Liabilities and stockholders' equity:
Liabilities:
Repurchase agreements	$9,849,501	$8,987,776
FHLBC Advances, at fair value	575,000	2,098,701
Payable for securities purchased	652,619	1,475,974
Payable for cash received as collateral	4,826	18,534
Accrued interest payable	20,307	32,588
Accrued expenses and other liabilities	4,857	4,083
Dividends payable	42,259	4,410
Derivative liabilities, at fair value	95,529	14,024
Total liabilities	$11,244,898	$12,636,090
Stockholders' equity:
Preferred Stock, $0.01 par value, 50,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock, (3,000 shares issued and outstanding, respectively, $75,000 in aggregate liquidation preference)	$72,369	$72,369
7.50% Series B Cumulative Redeemable Preferred Stock, (8,000 shares issued and outstanding, respectively, $200,000 in aggregate liquidation preference)	193,531	193,531
Common Stock, $0.01 par value, 500,000 shares authorized (151,394 and 151,740 shares issued and outstanding, respectively)	1,514	1,517
Additional paid in capital	1,942,930	1,946,419
Retained earnings (accumulated deficit)	(489,335)	(519,222)
Total stockholders' equity	$1,721,009	$1,694,614
Total liabilities and stockholders' equity	$12,965,907	$14,330,704
*    Derived from audited consolidated financial statements.
See Notes to unaudited consolidated financial statements.

CYS INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income:
Agency RMBS	$74,176	$79,579	$155,499	$159,639
Other	681	953	809	1,743
Total interest income	74,857	80,532	156,308	161,382
Interest expense:
Repurchase agreements	16,910	9,607	32,797	19,218
FHLBC Advances	1,777	655	3,835	686
Total interest expense	18,687	10,262	36,632	19,904
Net interest income	56,170	70,270	119,676	141,478
Other income (loss):
Net realized gain (loss) on investments	36,359	9,435	37,561	27,688
Net unrealized gain (loss) on investments	28,915	(176,899)	191,201	(101,210)
Net unrealized gain (loss) on FHLBC Advances	(448)	(11)	(1,299)	(11)
Other income	387	118	850	158
Net realized and unrealized gain (loss) on investments, FHLBC Advances and other income	65,213	(167,357)	228,313	(73,375)
Swap and cap interest expense	(14,779)	(24,992)	(33,177)	(52,460)
Net realized and unrealized gain (loss) on derivative instruments	(44,535)	31,047	(185,059)	(46,321)
Net gain (loss) on derivative instruments	(59,314)	6,055	(218,236)	(98,781)
Total other income (loss)	5,899	(161,302)	10,077	(172,156)
Expenses:
Compensation and benefits	3,565	3,712	7,430	7,266
General, administrative and other	2,294	2,293	4,782	4,496
Total expenses	5,859	6,005	12,212	11,762
Net income (loss)	$56,210	$(97,037)	$117,541	$(42,440)
Dividends on preferred stock	(5,203)	(5,203)	(10,406)	(10,406)
Net income (loss) available to common stockholders	$51,007	$(102,240)	$107,135	$(52,846)
Net income (loss) per common share basic & diluted	$0.34	$(0.66)	$0.71	$(0.34)
Dividends declared per common share	$0.25	$0.28	$0.51	$0.58

See Notes to unaudited consolidated financial statements.

CYS INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(dollars in thousands)

	Cumulative Redeemable Preferred Stock
	Series A	Series B	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2014	$72,369	$193,531	$1,618	$2,049,152	$(341,502)	$1,975,168
Net income (loss)	—	—	—	—	(42,440)	(42,440)
Issuance of common stock	—	—	5	(5)	—	—
Amortization of share based compensation	—	—	—	2,021	—	2,021
Repurchase and cancellation of common stock	—	—	(55)	(48,829)	—	(48,884)
Preferred dividends	—	—	—	—	(10,406)	(10,406)
Common dividends	—	—	—	—	(91,353)	(91,353)
Balance, June 30, 2015	$72,369	$193,531	$1,568	$2,002,339	$(485,701)	$1,784,106

Balance, December 31, 2015	$72,369	$193,531	$1,517	$1,946,419	$(519,222)	$1,694,614
Net income (loss)	—	—	—	—	117,541	117,541
Issuance of common stock	—	—	4	(4)	—	—
Amortization of share-based compensation	—	—	—	2,023	—	2,023
Repurchase and cancellation of common stock	—	—	(7)	(5,508)	—	(5,515)
Preferred dividends	—	—	—	—	(10,406)	(10,406)
Common dividends	—	—	—	—	(77,248)	(77,248)
Balance, June 30, 2016	$72,369	$193,531	$1,514	$1,942,930	$(489,335)	$1,721,009

See Notes to unaudited consolidated financial statements.

CYS INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$117,541	$(42,440)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of share-based compensation	2,023	2,021
Amortization of premiums and discounts on investment securities	38,457	49,016
Amortization of premiums on interest rate cap contracts	8,750	8,750
Net realized (gain) loss on investments	(37,561)	(27,688)
Net unrealized (gain) loss on investments	(191,201)	101,210
Net realized and unrealized (gain) loss on derivative instruments	148,883	41,453
Net unrealized (gain) loss on FHLBC Advances	1,299	11
Change in assets and liabilities:
Interest receivable	2,103	343
Other assets	(574)	(221)
Accrued interest payable	(12,281)	(897)
Accrued expenses and other liabilities	774	(1,786)
Net cash provided by (used in) operating activities	78,213	129,772
Cash flows from investing activities:
Purchase of investment securities	(7,253,953)	(14,162,369)
Purchase of other investments	—	(33,003)
Proceeds from sale of available-for-sale investments	6,842,804	13,366,352
Proceeds from sale of other investments	19,000	—
Proceeds from paydowns of investment securities	865,015	1,034,696
Change in assets and liabilities:
Receivable for securities sold and principal repayments	1,083,337	(824,018)
Receivable for cash pledged as collateral	(75,558)	(14,405)
Payable for securities purchased	(823,355)	227,187
Payable for cash received as collateral	(13,708)	(47,667)
Net cash provided by (used in) investing activities	643,582	(453,227)
Cash flows from financing activities:
Proceeds from repurchase agreements	49,667,326	48,487,809
Repayments of repurchase agreements	(48,805,601)	(49,662,033)
Proceeds from FHLBC Advances	2,175,000	10,860,000
Repayments of FHLBC Advances	(3,700,000)	(9,210,000)
Net payments from repurchase of common stock	(5,515)	(48,884)
Net proceeds from issuance of preferred stock	—	—
Dividends paid	(49,805)	(57,841)
Net cash provided by (used in) financing activities	(718,595)	369,051
Net increase (decrease) in cash	3,200	45,596
Cash - Beginning of period	9,982	4,323
Cash - End of period	$13,182	$49,919
Supplemental disclosures of cash flow information:
Interest paid (excluding interest paid on interest rate swaps)	$37,549	$21,133
Net interest paid on interest rate swaps	$35,789	$43,378
Income taxes paid	$—	$—
Supplemental disclosures of non-cash flow information:
Dividends declared, not paid	$42,259	$48,328
See Notes to unaudited consolidated financial statements.

CYS INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016
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
In March 2015, our wholly-owned captive insurance subsidiary, CYS Insurance Services, LLC ("CYS Insurance"), was granted membership in the Federal Home Loan Bank ("FHLB") system, specifically in the FHLB of Cincinnati ("FHLBC"). Membership in the FHLBC obligates CYS Insurance to purchase FHLBC membership stock and activity stock, the latter being a percentage of the advances it obtains from the FHLBC. CYS Insurance seeks both short and long-term advances (collectively, "FHLBC Advances") from the FHLBC. On January 12, 2016, the Federal Housing Finance Agency ("FHFA") issued a final rule (the "Final Rule") amending its regulations governing FHLB Membership criteria for captive insurance companies. The Final Rule defines "insurance company" to exclude "captive insurers". Under this Final Rule, which became effective on February 19, 2016, CYS Insurance's membership in the FHLBC must be terminated within one year of the effective date and it will not be permitted to secure any new advances. As a result, all FHLBC Advances are required to be repaid no later than February 19, 2017. See Note 5, Repurchase Agreements and FHLBC Advances, for more information.
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
Investments in Securities
The Company's investment securities are accounted for in accordance with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") 320—Investments—Debt and Equity Securities. The Company has chosen to make a fair value election pursuant to ASC 825—Financial Instruments for its securities and, therefore, our investment securities are recorded at fair market value on the consolidated balance sheets. Electing the fair value option requires the Company to record changes in fair value of our investments in the unaudited consolidated statements of operations (as a component of net unrealized gain (loss) on investments), which in management’s view, more appropriately reflects the results of operations for a particular reporting period as all securities activities will be recorded in a similar manner. These investments meet the requirements to be classified as available-for-sale under ASC 320.
The Company records security purchase and sale transactions, including forward settling transactions, on a trade date basis. Realized gains and losses on securities transactions are recorded on an identified cost basis.
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
Forward Settling Transactions
The Company engages in forward settling transactions to purchase or sell certain securities. Agency RMBS may include forward contracts for Agency RMBS purchases or sales of specified pools on a to-be-announced basis ("TBA Securities") that meet the regular-way scope exception in ASC 815—Derivatives and Hedging ("ASC 815"), and are recorded on a trade date basis to the extent it is probable that we will take or make timely physical delivery of the related securities. The Company maintains security positions such that sufficiently liquid assets will be available to make payment on the settlement date for securities purchased. The Agency RMBS purchased at the forward settlement date are typically priced at a discount to securities for settlement in the current month. Securities purchased on a forward settling basis are carried at fair value and begin earning interest on the settlement date. Gains or losses may occur on these transactions due to changes in market conditions or the failure of counterparties to perform under the contract. See Note 7, Pledged Assets, for disclosure regarding the fair value of collateral pledged or received on forward settling transactions.
Investment Valuation
The Company's pricing committee is responsible for establishing valuation policies and procedures, as well as reviewing and approving valuations during monthly pricing meetings. The pricing committee is composed of individuals from the finance and investment teams and other members of senior management.
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
All valuations from third-party pricing services or broker quotes are non-binding. The pricing committee reviews all prices. To date, the Company has not adjusted any of the prices received from third-party pricing services or brokers. Our pricing review includes comparisons of similar market transactions, alternative third-party pricing services and broker quotes, or comparisons to a pricing model. To ensure proper characterization within the fair value hierarchy in ASC 820, Fair Value Measurement ("ASC 820"), the Company reviews the third-party pricing services methodologies periodically to ascertain which observable or unobservable inputs are being used. See Note 8, Fair Value Measurements, for a discussion of how the Company values its assets.

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
During the term of an interest rate swap or cap (a "swap" or "cap", respectively), the Company makes or receives periodic payments and records unrealized gains or losses as a result of marking the swap or cap to fair value. When the Company terminates a swap or cap, we record a realized gain or loss equal to the difference between the proceeds from (or the cost of) closing the transaction and the Company's cost basis in the contract, if any. We report the periodic payments and amortization of premiums on cap contracts under swap and cap interest expense in the accompanying unaudited consolidated statements of operations. Swaps involve a risk that interest rates will move contrary to the Company’s expectations, thereby increasing the Company’s payment obligation.
The Company's interest rate swap and cap contracts may be subject to a master netting arrangement ("MNA"). The Company is exposed to credit loss in the event of non-performance by the counterparty to the swap or cap limited to the fair value of collateral posted in excess of the fair value of the contract in a net liability position and the shortage of the fair value of collateral posted for the contract in a net asset position. As of June 30, 2016 and December 31, 2015, the Company did not anticipate non-performance by any counterparty. Should interest rates move contrary to the Company's expectations, the Company may not achieve the anticipated benefits of the interest rate swap or cap and may realize a loss.

While the Company's derivative agreements generally permit netting or setting off derivative assets and liabilities with the counterparty, the Company reports derivative assets and liabilities on a gross basis in the accompanying consolidated balance sheets. Derivatives are accounted for in accordance with ASC 815 which requires recognition of all derivatives as either assets or liabilities at fair value in the accompanying consolidated balance sheets with changes in fair value recognized in the accompanying consolidated statements of operations in "Net realized and unrealized gain (loss) on derivative instruments". Cash receipts and payments related to derivative instruments are classified in the accompanying unaudited consolidated statements of cash flows in accordance with U.S. GAAP in both the operating and investing activities sections.

The Company enters into TBA dollar roll transactions whereby the Company is not contractually obligated to accept delivery on the settlement date ("TBA Derivatives"). TBA Derivatives are accounted for as a series of derivative transactions. The fair value of TBA Derivatives is based on similar methods used to value Agency RMBS with gains and losses recorded in Net realized and unrealized gains (losses) on derivative instruments in the accompanying consolidated statements of operations. TBA Derivative transactions involve moving the settlement of a TBA contract out to a later date by entering into an offsetting short position (referred to as a "pair off"), net settling the paired off positions for cash, and simultaneously purchasing a similar TBA contract for a later settlement date.  The Company records such pair offs on a gross basis such that there is a sale of the original TBA Derivative and a subsequent purchase of a new TBA Derivative.

None of the Company's derivatives have been designated as hedging instruments for accounting purposes. Effective January 1, 2016, the Company recognized all TBAs that do not qualify for the regular-way scope exception under ASC 815 as derivatives.
Interest Income
We record interest income and expense on an accrual basis. We accrue interest income based on the outstanding principal amount of the securities and their contractual terms. We amortize premiums and discounts using the effective interest method, and this net amortization is either accretive to or a reduction of interest income from Agency RMBS in the Company's unaudited consolidated statements of operations. The Company does not estimate prepayments when calculating the yield to maturity on Agency RMBS. We record the amount of premium or discount associated with a prepayment through interest income from Agency RMBS in the accompanying unaudited consolidated statements of operations as it occurs.

Other Investments
CYS Insurance, is a member of, and owns capital stock in, the FHLBC. As a condition of its membership in the FHLBC, CYS Insurance is required to maintain FHLBC stock, both for membership and for the level of advances from the FHLBC to CYS Insurance. The Company accounts for its investment in FHLBC stock as a cost method investment in "Other investments" in the accompanying consolidated balance sheets in accordance with ASC 325, Investments - Other. The Company periodically evaluates FHLBC stock for impairment in accordance with ASC 320—Investments—Debt and Equity Securities. Also included in other investments is a real estate asset which is recorded at fair value.
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
We account for our repo borrowings as short-term indebtedness under ASC 470—Debt; accordingly, these short-term instruments are accounted in our financial statements and carried at their amortized cost, which approximates fair value due to their short-term nature.

Also, we have entered into FHLBC Advances that may have an initial maturity of more than one year that are collateralized by the Company's Debt Securities. The Company has chosen to make a fair value election pursuant to ASC 825—Financial Instruments for FHLBC Advances with initial terms greater than one year and, therefore, this debt is recorded at fair market value in the accompanying consolidated balance sheets. The unpaid principal balance of FHLBC Advances with initial maturities less than one year generally approximate fair value due to the short-term nature of the instruments. We price FHLBC Advances with an initial maturity greater than one year daily through a pricing service that uses a discounted cash flow model to value the debt, and periodically we validate the prices we receive through this process. The changes in fair market value are recorded in current period earnings in the accompanying unaudited consolidated statements of operations as a component of net unrealized gain (loss) on FHLBC Advances. Electing the fair value option permits the Company to record changes in the fair value of our FHLBC Advances along with that of our investments in the consolidated statements of operations which, in management’s view, more appropriately reflects the results of operations for a particular reporting period as all income producing assets and liabilities are recognized in a consistent manner.
Recent Accounting Pronouncements
The following table provides a brief description of recent accounting pronouncements that could potentially impact the Company's consolidated financial statements:

Accounting Standard	Description	Required Date of Adoption	Anticipated Effect on the Financial Statements
ASU 2016-02 Leases (Topic 842)	The amendments require lessees to recognize a right-of-use asset and a liability to make lease payments in the balance sheets for most leases. The accounting for lessors is largely unchanged.	January 1, 2019 (early adoption permitted)	Not expected to have a significant impact on the consolidated financial statements.
ASU 2016-01 Financial Instruments - Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities	The amendments address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.	January 1, 2018 (early adoption permitted for a provision related to presentation of instrument-specific credit risk of liabilities accounted for under the fair value option)	Not expected to have a significant impact on the consolidated financial statements.
ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (issued March 30, 2016)
The amendment simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.
		December 15, 2016 (early adoption permitted)	This standard is not expected to change the way the Company accounts for share-based payments to employees or directors.

3. INVESTMENTS IN SECURITIES
The available-for-sale portfolio consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands):

June 30, 2016
Asset Type	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Fannie Mae Certificates
Fixed Rate	$9,902,622	$—	$192,392	$10,095,014
ARMs	274,907	—	3,707	278,614
Total Fannie Mae	10,177,529	—	196,099	10,373,628
Freddie Mac Certificates
Fixed Rate	1,406,092	(7)	29,019	1,435,104
ARMs	28,752	—	808	29,560
Total Freddie Mac	1,434,844	(7)	29,827	1,464,664
Ginnie Mae Certificates - ARMs	41,016	—	625	41,641
Total Agency RMBS	11,653,389	(7)	226,551	11,879,933
U.S. Treasuries	881,059	—	3,154	884,213
Total	$12,534,448	$(7)	$229,705	$12,764,146

December 31, 2015
Asset Type	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Fannie Mae Certificates
Fixed Rate	$11,142,798	$(45,018)	$74,891	$11,172,671
ARMs	260,394	(1,859)	1,860	260,395
Total Fannie Mae	11,403,192	(46,877)	76,751	11,433,066
Freddie Mac Certificates
Fixed Rate	1,379,566	(3,881)	11,822	1,387,507
ARMs	60,821	(727)	749	60,843
Total Freddie Mac	1,440,387	(4,608)	12,571	1,448,350
Ginnie Mae Certificates - ARMs	45,784	—	796	46,580
Total Agency RMBS	12,889,363	(51,485)	90,118	12,927,996
U.S. Treasuries	99,847	(136)	—	99,711
Total	$12,989,210	$(51,621)	$90,118	$13,027,707
The following table presents the gross unrealized loss and fair values of our available-for-sale Agency RMBS by length of time that such securities have been in a continuous unrealized loss position as of June 30, 2016 and December 31, 2015 (in thousands):

	Unrealized loss positions for
	Less than 12 Months		Greater than 12 months		Total
As of	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
June 30, 2016	$3,581	$(7)	$—	$—	$3,581	$(7)
December 31, 2015	6,718,658	(50,318)	86,300	(1,303)	6,804,958	(51,621)

The following table summarizes our net realized gain (loss) from the sale of available-for-sale investments for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Available-for-sale investments, at cost	$5,408,055	$7,338,701	$6,805,243	$13,338,664
Proceeds from sale of available-for-sale investments	5,444,414	7,348,136	6,842,804	13,366,352
Net realized gain (loss) on sale of available-for-sale investments	$36,359	$9,435	37,561	27,688

Gross gain on sale of available-for-sale investments	$36,743	$28,403	42,126	62,382
Gross (loss) on sale of available-for-sale investments	(384)	(18,968)	(4,565)	(34,694)
Net realized gain (loss) on sale of available-for-sale investments	$36,359	$9,435	$37,561	$27,688
The components of the carrying value of available-for-sale securities at June 30, 2016 and December 31, 2015 are presented below. A premium purchase price is generally due to the average coupon interest rates on these investments being higher than prevailing market rates; similarly, a discount purchase price is generally due to the average coupon interest rate on these investments being lower than prevailing market rates.

(in thousands)	June 30, 2016	December 31, 2015
Principal balance	$12,108,771	$12,527,932
Unamortized premium	425,792	462,631
Unamortized discount	(115)	(273)
Gross unrealized gains	229,705	89,038
Gross unrealized losses	(7)	(51,621)
Fair value	$12,764,146	$13,027,707
The weighted-average coupon interest rate on the Company's Debt Securities as of June 30, 2016 and December 31, 2015 was 3.15% and 3.39%, respectively. Actual maturities of Agency RMBS are generally shorter than their stated contractual maturities (which range up to 30 years), because they are affected by the contractual lives of the underlying mortgages, periodic payments and principal prepayments.
As of June 30, 2016 and December 31, 2015, the range of final contractual maturities of the Company’s Agency RMBS portfolio was between 2024 and 2046, and the final maturities of the Company's U.S. Treasuries was 2019 and 2017, respectively.
Credit Risk
The Company believes it has minimal exposure to credit losses on its investment securities assets at June 30, 2016 and December 31, 2015 because it principally owns Debt Securities. Principal and interest payments on Agency RMBS are guaranteed by Freddie Mac and Fannie Mae, while principal and interest payments on Ginnie Mae RMBS and U.S. Treasuries are backed by the full faith and credit of the U.S. government.
In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. On August 5, 2011, Standard & Poor’s ("S&P") downgraded the U.S. government’s credit rating for the first time to AA+. Fitch Ratings Inc. ("Fitch") announced on October 15, 2013 that it had placed the U.S. government's credit rating on "negative watch". This was changed to "stable" on March 21, 2014 and Fitch reaffirmed the "stable outlook" on April 12, 2016. As of June 30, 2016 and December 31, 2015, S&P maintained a AA+ rating, while Fitch and Moody's rate the U.S. government AAA and Aaa, respectively. Because Fannie Mae and Freddie Mac remain under U.S. government conservatorship, the implied credit ratings of Agency RMBS are similarly rated. While the conservatorship, ratings downgrade and ratings watch appear not to have had a significant impact on the fair value of the Agency RMBS or U.S. Treasuries in the Company’s portfolio, these developments create a level of uncertainty regarding the credit risk of Debt Securities.

4. DERIVATIVE INSTRUMENTS
The Company enters into interest rate swap and cap contracts with the intent of managing our interest rate exposure. The Company had the following activity in interest rate swap and cap transactions during the six months ended June 30, 2016 and 2015 (in thousands):

June 30, 2016			June 30, 2015
Trade Date	Transaction	Notional	Trade Date	Transaction	Notional
January 2016	Terminated	$(500,000)	January 2015	Terminated	$(400,000)
May 2016	Terminated	(2,200,000)	January 2015	Opened	$500,000
May 2016	Opened	1,700,000	April 2015	Terminated	$(400,000)
Net Decrease		$(1,000,000)	Net Decrease		$(300,000)
As of June 30, 2016 and December 31, 2015, the Company had pledged Debt Securities with a fair value of $73.5 million and $50.7 million, respectively, as collateral on interest rate swap and cap contracts. As of June 30, 2016 and December 31, 2015, the Company had pledged cash of $97.3 million and $21.8 million, respectively, as collateral on interest rate swap and cap contracts. As of June 30, 2016, the Company had Debt Securities of $7.3 million and cash of $4.8 million pledged to it as collateral for its derivative instruments. As of December 31, 2015, the Company had Debt Securities of $44.1 million and cash of $18.5 million pledged to it as collateral for its interest rate swap and cap contracts. The table below summarizes fair value information about our derivative and other hedging instrument assets and liabilities as of June 30, 2016 and December 31, 2015 (in thousands):

		June 30, 2016		December 31, 2015
Derivative and Other Hedging Instruments - Assets	Consolidated Balance Sheets	Notional	Fair Value	Notional	Fair Value
Interest Rate Swaps	Derivative assets, at fair value	$—	$—	$5,900,000	$39,435
Interest Rate Caps	Derivative assets, at fair value	2,500,000	16,021	2,500,000	61,343
TBA Derivatives	Derivative assets, at fair value	1,156,000	8,629	—	—
Total derivative assets at fair value		3,656,000	24,650	8,400,000	100,778

Derivative and Other Hedging Instruments - Liabilities	Consolidated Balance Sheets	Notional	Fair Value	Notional	Fair Value
Interest Rate Swaps	Derivative liabilities, at fair value	$6,950,000	$(91,607)	$2,050,000	$(14,024)
Interest Rate Caps	Derivative liabilities, at fair value	—	—	—	—
TBA Derivatives	Derivative liabilities, at fair value	350,000	(3,922)	—	—
Total derivative liabilities at fair value		7,300,000	(95,529)	2,050,000	(14,024)
The average notional value of the Company's TBA Derivatives during the three and six months ended June 30, 2016 was $1,103.5 million and $1,299.0 million, respectively.

The following table presents information about the net realized and unrealized gain (loss) on swap, cap and TBA Derivatives for the three and six months ended June 30, 2016 and 2015 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument Type	Location of Gain (Loss) on Derivative Instruments	2016	2015	2016	2015
Interest rate swaps and caps	Swap and cap interest expense	$(14,779)	$(24,992)	$(33,177)	$(52,460)
Interest rate swaps, caps and TBA Derivatives	Net realized and unrealized gain (loss) on derivative instruments	(44,535)	31,047	(185,059)	(46,321)
Interest rate swaps, caps and TBA Derivatives	Net gain (loss) on derivative instruments	(59,314)	6,055	$(218,236)	$(98,781)

The swap and cap notional was $9,450.0 million at June 30, 2016 compared to $10,450.0 million at December 31, 2015, and respectively 90.7% and 94.3% of our repo borrowings and FHLB Advances at June 30, 2016 and December 31, 2015.
5. REPURCHASE AGREEMENTS AND FHLBC ADVANCES
The Company leverages its Debt Securities portfolio primarily through repo borrowings and FHLBC Advances. Each of the Company's repo borrowings bears interest at a rate based on a spread above or below the London Interbank Offered Rate ("LIBOR"). The interest rates for FHLBC Advances are set by the FHLBC. While repo borrowings and FHLBC Advances are the Company's principal source of borrowings, the Company may issue long-term debt (i.e., debt with an initial term greater than one year) to diversify credit sources and to manage interest rate and duration risk.
Certain information with respect to the Company’s repo borrowings and FHLBC Advances outstanding at the balance sheet dates is summarized in the table below.

(in thousands)	June 30, 2016	December 31, 2015
Outstanding repurchase agreements	$9,849,501	$8,987,776
Outstanding FHLBC Advances(1)	$575,000	$2,098,701
Interest accrued thereon	$6,465	$7,383
Weighted-average borrowing rate	0.68%	0.54%
Weighted-average remaining maturity (in days)	56.1	42.2
Fair value of pledged collateral(2)	$10,905,020	$11,548,930
 __________________

(1)	At June 30, 2016, the Company had $575.0 million of FHLBC Advances that are required to be repaid on or prior to February 19, 2017.

(2)	Collateral for repo borrowings and FHLBC Advances consists of Agency RMBS and U.S. Treasuries.
The following table presents the remaining contractual maturity of the repo borrowings and FHLBC Advances by collateral type as of June 30, 2016 and December 31, 2015 (in thousands):

	Remaining contractual maturity
June 30, 2016	Up to 30 days	30-90 days	Greater than 90 days	Total
Agency RMBS	$5,230,876	$2,759,063	$1,585,443	$9,575,382
U.S. Treasuries	849,119	—	—	849,119
Total	$6,079,995	$2,759,063	$1,585,443	$10,424,501

December 31, 2015
Agency RMBS	$7,579,885	$2,235,246	$924,394	$10,739,525
U.S. Treasuries	348,251	—	—	348,251
Total	$7,928,136	$2,235,246	$924,394	$11,087,776

At June 30, 2016 and December 31, 2015, our amount at risk with any individual counterparty related to our repo borrowings or FHLBC Advances was less than 2.1% and 2.3% of stockholders' equity, respectively, and our repo borrowings or FHLBC Advances with any individual counterparty were less than 6.3% and 14.7% of our total assets, respectively. The amount at risk is defined as the excess of the fair value of the securities, including accrued interest, and cash, pledged to secure the repurchase agreement, over the amount of the repurchase agreement liability adjusted for accrued interest.
Prior to the issuance of the Final Rule on January 12, 2016, pursuant to the FHLBC terms and conditions of membership and applicable credit policies, CYS Insurance was able to obtain long-term advances, secured by eligible collateral, including, but not limited to, residential mortgage-backed securities. At June 30, 2016, we had $350.0 million in FHLBC Advances at fair value with initial maturities greater than one year with a related $0.4 million of accrued interest expense in the accompanying consolidated balance sheets. These advances had an original term of three years, a weighted average interest rate of 1.49%, and a remaining maturity of 0.6 years at June 30, 2016. These are callable after the one-year anniversary of the advance and thereafter every six months. As a direct result of the Final Rule, all FHLBC Advances are now required to be repaid on or before February 19, 2017. At December 31, 2015, we had $423.7 million in FHLBC Advances at fair value with initial maturities greater than one year with a related $0.5 million accrued interest expense in the accompanying consolidated balance sheets.
The FHLBC requires that CYS Insurance purchase and hold activity stock in the FHLBC in an amount equal to a specified percentage of outstanding FHLBC Advances. As of June 30, 2016 and December 31, 2015, CYS Insurance held a combined total of $23.0 million and $42.0 million in FHLBC membership and activity stock that is included in "Other investments" in the accompanying unaudited consolidated balance sheets.
6. COMMITMENTS AND CONTINGENCIES
The Company enters into certain agreements that contain a variety of indemnifications, principally with broker-dealers. As of June 30, 2016 and December 31, 2015, no claims have been asserted against the Company under these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2016 and December 31, 2015.
The Company occupied leased office space for which the term expired on June 30, 2016. In September 2015, the Company entered into a new lease agreement with a commencement date of January 1, 2016, and an estimated rent commencement date of July 1, 2016 (the "New Lease"). The New Lease has an initial term of 84 months from the rent commencement date. Both leases have been classified as operating leases. The Company’s aggregate future minimum lease payments total approximately $2.7 million.  The following table details the lease payments (in thousands):

Years Ending December 31,	Lease Commitments
2016 (remaining)	$196
2017	353
2018	363
2019	373
2020	383
Thereafter	998
$2,666

7. PLEDGED ASSETS
Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our repo borrowings, FHLBC Advances, and derivative instruments by type, including securities pledged related to securities purchased or sold but not yet settled, as of June 30, 2016 and December 31, 2015 (in thousands):

June 30, 2016
Asset Type	Repurchase Agreements and FHLBC Advances	Derivative Instruments	Forward Settling Trades (TBAs) (1)	Total
Agency RMBS - fair value	$10,061,237	$45,550	$—	$10,106,787
U.S. Treasuries - fair value	854,217	31,810	—	886,027
Accrued interest on pledged securities	27,596	154	—	27,750
Cash	—	97,309	—	97,309
Total	$10,943,050	$174,823	$—	$11,117,873

December 31, 2015
Asset Type	Repurchase Agreements	Derivative Instruments	Forward Settling Trades (TBAs)	Total
Agency RMBS - fair value	$11,547,098	$37,657	$2,259	$11,587,014
U.S. Treasuries - fair value	1,832	13,054	—	14,886
Accrued interest on pledged securities	30,890	196	5	31,091
Cash	—	21,751	—	21,751
Total	$11,579,820	$72,658	$2,264	$11,654,742
 __________________

(1)	Excludes forward settling transactions classified as TBA Derivatives which are included in derivative instruments effective January 1, 2016.

Assets Pledged from Counterparties
If the estimated fair value of our investment securities pledged as collateral increases due to changes in interest rates or other factors, we may require counterparties to return collateral to us, which may be in the form of identical or similar securities, or cash. As of June 30, 2016 and December 31, 2015, we had assets pledged to us as collateral under our repurchase agreements, derivative agreements and TBAs as summarized in the tables below (in thousands):

June 30, 2016
Asset Type	Repurchase Agreements	Derivative Instruments	Forward Settling Trades (TBAs)(1)	Total
Agency RMBS - fair value	$5,085	$—	$—	$5,085
U.S. Treasuries - fair value	5,350	7,269	—	12,619
Accrued interest on pledged securities	37	44	—	81
Cash	—	4,826	—	4,826
Total	$10,472	$12,139	$—	$22,611

December 31, 2015
Asset Type	Repurchase Agreements	Derivative Instruments	Forward Settling Trades (TBAs)	Total
U.S. Treasuries - fair value	—	44,143	—	44,143
Accrued interest on pledged securities	—	209	—	209
Cash	—	18,534	—	18,534
Total	$—	$62,886	$—	$62,886
 __________________

(1)	Excludes forward settling transactions classified as TBA Derivatives which are included in derivative instruments effective January 1, 2016.
Cash collateral received is recognized in "Cash" with a corresponding amount recognized in "Payable for cash received as collateral" in the accompanying consolidated balance sheets. The Company's collateral received in the form of securities from counterparties is disclosed in Note 4, Derivative Instruments.
The Company’s Master Repurchase Agreements and ISDA Master Agreements (together, the “Master Agreements”) generally provide (unless specified otherwise) that the Company may sell, pledge, rehypothecate, assign, invest, use, commingle, dispose of, or otherwise use in its business any posted collateral it holds, free from any claim or right of any nature whatsoever of the counterparty.  As of June 30, 2016, $12.6 million of assets were pledged to the Company under the Master Agreements, of which $1.8 million were pledged by the Company to other counterparties at June 30, 2016.  Since title to these assets remain with the counterparty under the Master Agreements, none of these assets are reflected in the accompanying consolidated balance sheets.
Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of offset under MNAs (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. Under U.S. GAAP, if the Company has a contractual right of offset, the Company may offset the related asset and liability and report the net amount in the accompanying consolidated balance sheets. However, the Company reports amounts subject to its Master Repurchase Agreements ("MRAs") and International Standard Derivative Association ("ISDA") Agreements in the consolidated balance sheets on a gross basis without regard to such rights of offset.

At June 30, 2016 and December 31, 2015, the Company's derivative assets and liabilities (by type) are as follows (in thousands):

June 30, 2016	Assets	Liabilities
Interest rate swap contracts	$—	$91,607
Interest rate cap contracts	16,021	—
TBA derivatives	8,629	3,922
Total derivative assets and liabilities	24,650	95,529
Derivatives not subject to a Master Netting Agreement	—	84,996
Total assets and liabilities subject to a Master Netting Agreement	$24,650	$10,533

December 31, 2015	Assets	Liabilities
Interest rate swap contracts	$39,435	$14,024
Interest rate cap contracts	61,343	—
Total derivative assets and liabilities	100,778	14,024
Derivatives not subject to a Master Netting Agreements	25,151	14,024
Total assets and liabilities subject to a Master Netting Agreement	$75,627	$—
Below are summaries of the Company's assets and liabilities subject to offsetting provisions (in thousands):

Assets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of	Description	Amount of Assets Presented in the Consolidated Balance Sheets	Instruments Available for Offset	Collateral Received(1)	Net Amount(2)
June 30, 2016	Derivative assets	$24,650	$2,117	$9,581	$12,952
December 31, 2015	Derivative assets	75,627	—	59,907	15,720

Liabilities			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of	Description	Amount of Liabilities Presented in the Consolidated Balance Sheets	Instruments Available for Offset	Collateral Pledged(1)	Net Amount(2)
June 30, 2016	Derivative liabilities	$10,533	$2,117	$8,416	$—
June 30, 2016	Repurchase agreements and FHLBC Advances	10,424,501	23,003	10,401,498	—
December 31, 2015	Derivative liabilities	—	—	—	—
December 31, 2015	Repurchase agreements and FHLBC Advances	11,086,477	42,003	11,044,474	—
______________

(1)	Collateral consists of Agency RMBS, U.S. Treasuries and Cash. Excess collateral pledged is not shown for financial reporting purposes.

(2)	Net amount represents the net amount receivable (in the case of assets) and payable (in the case of liabilities) to the counterparty in the event of default.

8. FAIR VALUE MEASUREMENTS

The Company’s valuation techniques are based on observable and unobservable inputs. ASC 820 establishes a fair value hierarchy that prioritizes and ranks the level of market price observability used in measuring financial instruments. Market price observability is affected by a number of factors, including the type of financial instrument, the characteristics specific to the financial instrument, and the state of the marketplace, including the existence and transparency of transactions between market participants. Financial instruments with readily available quoted prices in active markets generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination, as follows:

Level 1: Generally includes only unadjusted quoted prices that are available in active markets for identical financial instruments as of the reporting date.

Level 2: Pricing inputs include quoted prices in active markets for similar instruments, quoted prices in less active or inactive markets for identical or similar instruments where multiple price quotes can be obtained, and other observable inputs, such as interest rates and yield curves.

Level 3: Pricing inputs are unobservable for the financial instruments and include situations where there is little, if any, market activity for the financial instrument. These inputs require significant judgment or estimation by management when determining fair value and generally represent anything that does not meet the criteria of Levels 1 and 2.

The estimated value of each asset reported at fair value using Level 3 inputs is approved by an internal committee composed of members of senior management, including our Chief Executive Officer, Chief Financial Officer, and other senior officers.
Excluded from the tables below are short-term financial instruments carried in our consolidated financial statements at cost basis, which is deemed to approximate fair value, primarily due to the short duration of these instruments, including cash, receivables, payables, repo borrowings and FHLBC Advances with initial terms of one year or less.
We generally value interest rate swaps and caps using prices provided by broker quotations. Such broker quotations are based on the present value of fixed and projected floating rate cash flows over the term of the swap contract. Future cash flows are discounted to present value using swap rates provided by electronic data services or by brokers.
"Other investments" is comprised of our investment in FHLBC stock and our investment in a real estate asset. Investment in real estate is considered to be a Level 3 asset to which we periodically apply valuation techniques and/or impairment analysis. FHLBC stock of approximately $23.0 million and $42.0 million at June 30, 2016 and December 31, 2015, respectively, is excluded from Other investments in the table below as the Company accounts for this investment as a cost method investment and periodically evaluates it for impairment.
The following tables provide a summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis, as of June 30, 2016 and December 31, 2015 (in thousands):

June 30, 2016	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Agency RMBS	$—	$11,879,933	$—	$11,879,933
U.S. Treasuries	884,213	—	—	884,213
Other investments	—	—	8,025	8,025
Derivative assets	—	24,650	—	24,650
Total	$884,213	$11,904,583	$8,025	$12,796,821
Liabilities
FHLBC Advances	—	350,000	—	350,000
Derivative liabilities	—	95,529	—	95,529
Total	$—	$445,529	$—	$445,529

December 31, 2015	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Agency RMBS	$—	$12,927,996	$—	$12,927,996
U.S. Treasuries	99,711	—	—	99,711
Other investments	—	—	8,025	8,025
Derivative assets	—	100,778	—	100,778
Total	$99,711	$13,028,774	$8,025	$13,136,510
Liabilities
FHLBC Advances	—	423,701	—	423,701
Derivative liabilities	—	14,024	—	14,024
Total	$—	$437,725	$—	$437,725
The table below presents a reconciliation of changes in Other investments classified as Level 3 and measured at fair value on a recurring basis in the accompanying consolidated balance sheets for the three and six months ended June 30, 2016 and 2015.

Level 3 Fair Value Reconciliation
(In thousands)	Three and Six Months Ended June 30,
Other investments	2016	2015
Beginning balance Level 3 assets	$8,025	$8,025
Change in net unrealized gain (loss)	—	—
Gross purchases	—	—
Gross sales	—	—
Net gain (loss) on sales	—	—
Transfers into (out of) Level 3	—	—
Ending balance Level 3 assets	$8,025	$8,025

9. STOCKHOLDERS' EQUITY
The Company has authorized 500,000,000 shares of common stock having par value of $0.01 per share. As of June 30, 2016 and December 31, 2015, the Company had issued and outstanding 151,394,016 and 151,739,840 shares of common stock, respectively.
The Company has authorized 50,000,000 shares of preferred stock having a par value of $0.01 per share. As of June 30, 2016 and December 31, 2015, 3,000,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock ($25.00 liquidation preference) were issued and outstanding. As of June 30, 2016 and December 31, 2015, 8,000,000 shares of 7.50% Series B Cumulative Redeemable Preferred Stock ($25.00 liquidation preference) were issued and outstanding. The Series A Preferred Stock and Series B Preferred Stock is not redeemable before August 3, 2017 and April 30, 2018, respectively, except under circumstances where it is necessary to preserve the Company's qualification as a REIT, for federal income tax purposes, or the occurrence of a change of control. On or after August 3, 2017 and April 30, 2018, the Company may, at its option, redeem any or all of the shares of the Series A Preferred Stock and Series B Preferred Stock, respectively, at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the respective redemption date. The Series A Preferred Stock and Series B Preferred Stock have no stated maturity, and are not subject to a sinking fund requirement or mandatory redemption.
Equity Offerings
On May 23, 2014, the Company filed an automatically effective shelf registration statement on Form S-3 with the SEC. The Company may offer and sell, from time to time, shares of common stock, preferred stock and debt securities in one or more offerings pursuant to the prospectus that is a part of the registration statement. As of June 30, 2016, the Company had not issued any shares of common stock, preferred stock or debt securities under the prospectus.
Dividend Reinvestment and Direct Stock Purchase Plan ("DSPP")
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of common stock by reinvesting some or all cash dividends received on shares of common stock.

Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. For the six months ended June 30, 2016 and 2015 the Company did not issue any shares under the plan. As of June 30, 2016 and December 31, 2015, there were approximately 4.1 million shares available for issuance under the plan.
Share Repurchase Program
On November 15, 2012, the Company announced that its Board of Directors authorized the repurchase of shares of the Company’s common stock having an aggregate value of up to $250 million. Pursuant to this program, through July 20, 2014, the Company repurchased approximately $115.7 million in aggregate value of its shares of common stock on the open market. On July 21, 2014, the Company announced that its Board of Directors authorized the repurchase of shares of the Company's common stock having an aggregate value of up to $250 million, which included approximately $134.3 million available for repurchase under the November 2012 authorization. Subsequently, during 2014 we repurchased 172,549 shares with a weighted average purchase price of $8.88 per share for an aggregate of approximately $1.5 million and for the year ended December 31, 2015, the Company repurchased 10,559,493 shares with a weighted average purchase price of $8.28 per share for an aggregate of approximately $87.7 million. For the six months ended June 30, 2016, we repurchased 673,166 shares of the Company's common stock at a weighted-average purchase price of $7.85 per share, for an aggregate of approximately $5.3 million. For the six months ended June 30, 2015, we repurchased 5,436,157 shares of the Company's common stock at a weighted-average purchase price of $8.93, for an aggregate of approximately $48.7 million. Accordingly, the Company was authorized to repurchase shares of its common stock of approximately $155.5 million and $199.8 million as of June 30, 2016 and June 30, 2015, respectively.
Restricted Stock Awards
For the six months ended June 30, 2016 and 2015, the Company granted 357,349 and 459,920 shares of restricted stock, respectively, to certain of its directors, officers and employees.

10. EARNINGS PER SHARE
Components of the computation of basic and diluted earnings per share ("EPS") are as follows (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$56,210	$(97,037)	$117,541	$(42,440)
Less preferred stock dividends	(5,203)	(5,203)	(10,406)	(10,406)
Net income (loss) available to common stockholders	51,007	(102,240)	107,135	(52,846)
Less dividends paid:
Common shares	(37,587)	(43,617)	(76,713)	(90,727)
Unvested shares	(262)	(301)	(534)	(625)
Undistributed earnings (loss)	13,158	(146,158)	29,888	(144,198)
Basic weighted-average shares outstanding:
Common shares	150,405	156,257	150,591	157,915
Basic earnings (loss) per common share:
Distributed earnings	$0.25	$0.28	$0.51	$0.57
Undistributed earnings (loss)	0.09	(0.94)	0.20	(0.91)
Basic earnings (loss) per common share	$0.34	$(0.66)	$0.71	$(0.34)
Diluted weighted-average shares outstanding:
Common shares	150,405	156,257	150,591	157,915
Net effect of dilutive stock options (1)	—	—	—	—
	150,405	156,257	150,591	157,915
Diluted earnings (loss) per common share:
Distributed earnings	$0.25	$0.28	$0.51	$0.57
Undistributed earnings (loss)	0.09	(0.94)	0.20	(0.91)
Diluted earnings (loss) per common share	$0.34	$(0.66)	$0.71	$(0.34)
__________________

(1)
For the three and six months ended June 30, 2016 and 2015, the Company had an aggregate of zero and 131,088 stock options outstanding, respectively, with a weighted-average exercise price of $30.00 that were not included in the calculation of EPS, as they were out-of-the-money.

11. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through July 28, 2016, the date these financial statements were issued, and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the unaudited consolidated financial statements.

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

These and other risks, uncertainties and factors, including those described elsewhere in this Quarterly Report, and in the Company's 2015 Annual Report, which has been filed with the Securities and Exchange Commission, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
We earn income from our investment portfolio which, as of June 30, 2016, was comprised principally of Debt Securities. We currently fund our investments primarily through borrowings under repurchase agreements ("repo borrowings"), and loans from the FHLBC. We use leverage to seek to enhance our returns. Our economic net interest income, a non-GAAP measure described in "Results of Operations" below, is generated primarily from the net spread, or difference, between the interest income we earn on our investment portfolio and the cost of our borrowings and hedging activities. The amount of economic net interest income we earn on our investments depends in part on our ability to control our financing costs, which comprise a significant portion of our operating expenses. Although we leverage our portfolio investments in Debt Securities to seek to enhance our potential returns, leverage also may exacerbate losses.
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
In March 2015, our captive insurance subsidiary, CYS Insurance Services, LLC ("CYS Insurance"), was granted membership in the FHLBC and commenced obtaining FHLBC Advances from the FHLBC in the form of secured borrowings. Membership in the FHLBC permitted CYS Insurance to access a variety of products and services offered by the FHLBC, and obligated CYS Insurance to purchase FHLBC membership and activity stock, the latter being a percentage of the advances it obtains from the FHLBC. On January 12, 2016, the Federal Housing Finance Agency ("FHFA") issued a final rule (the "Final Rule") amending its regulations governing FHLB Membership criteria for captive insurance companies. The Final Rule defines "insurance company" to exclude "captive insurers". Under this Final Rule, which became effective on February 19, 2016, CYS Insurance's membership in the FHLBC must be terminated within one year of the effective date and it will not be permitted to secure any new advances. In response to this action, the Company has reduced outstanding FHLB Advances to $575.0 million as of June 30, 2016, and all outstanding advances are required to be repaid on or before February 19, 2017. As with our repo borrowings, if the value of any assets pledged to FHLBC as collateral for advances decreases, the FHLBC could require posting of additional collateral.
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
Trends and Recent Market Activity
Overview

In the second quarter of 2016 (the "Second Quarter"), longer-term interest rates moved lower, continuing the trends of the latter part of the first quarter of 2016 (the "First Quarter"). Short-term borrowing rates moved somewhat higher as the markets anticipated further Federal Reserve (the "Fed") rate hikes in 2016, though expectations are for the pace of these hikes to be very slow. However, despite the Fed's desire to normalize short-term interest rates, the emerging economic data continues to be below the Fed's expectations and the bond market continues to push out its expectations for rate hikes in 2016. Much of the concerns about slow growth stem from sluggish economic conditions in Europe and China. In a speech to the Economics Club of New York in April 2016 Janet Yellen, the Chair of the Fed, reiterated weak global conditions as a reason to adjust U.S. domestic monetary policy. Chair Yellen also highlighted the downside risks if the U.K. were to vote (the "British Referendum") to exit the European Union, though the surveys and polls at the time suggested even odds or a greater likelihood of a "remain" vote. Domestically, payroll growth appeared to have decelerated and inflation continued to run below the Fed's two percent target. As prospects for global economic growth continued to diminish, the bond market further pushed out its expectations for additional Fed rate hikes. Indeed, some market participants expected four rate hikes in 2016, but by the end of June 2016, general market expectations suggested no hikes in 2016. Additionally, lower oil prices, a strong U.S. dollar, and slower growth in China and other global economies present a growing risk of renewed deflationary pressures. Growth in the U.S. economy had already slowed to 0.9% in the First Quarter, and some economists now see Second Quarter growth at around 2.4%, but unlikely to accelerate in the second half of 2016. Thus, the U.S. economy, though apparently showing sustainable growth, is far from showing signs of accelerating above a 2% annual growth rate. Payrolls continued to rise in the First and Second Quarters, though payroll gains have averaged below 150,000 jobs per month and wages continue to be stagnant. While the unemployment rate rose to 4.9% in June 2016 and the U-6 underemployment rate fell slightly to 9.6% as of June 30, 2016, inflation remains below the Fed’s 2% target. Although the FOMC continues to focus on its dual mandate of maximum employment and an inflation objective of 2%, it has expressed heightened awareness of the U.S. economy’s sensitivity to global economic conditions. During its June 2016 meeting, the FOMC voted to keep the federal funds rate at 0.25%, and as they did in March of 2016, specifically cited global economic and financial developments as influencing their decision and outlook on inflation. Current FOMC guidance provides that the pace of rate increases is likely to be slower with only two rate hikes in 2016, not the four anticipated in December 2015 and a terminal Fed Funds target rate of 3.25% by the end of 2018. The bond market and yield curve, however, suggest that market consensus is for no hikes in 2016, just two hikes in 2017, and a terminal Fed Funds target rate of 1.25% in 2019 and beyond.

Reflecting the diminishing prospects for accelerating growth, in the Second Quarter, the bond market rallied and the 10-year U.S. Treasury yield, which began the year at 2.27%, hit a low for the First Quarter of 1.66% in mid-February, closed at 1.77% on March 31, 2016, and rallied further in the Second Quarter to 1.47% on June 30, 2016 following the unexpected outcome of the British Referendum to exit the European Union. This continued to drive Agency RMBS prices higher. Fannie Mae 30-year 3.5% RMBS prices rose by 0.60% and Fannie Mae 15-year 3.0% RMBS prices rose by 0.33% during the Second Quarter. Interest rates on swaps decreased during the Second Quarter and spreads widened slightly, resulting in a decrease in the value of our hedge book. Overall, the performance of Agency RMBS prices more than offset the decrease in the value of our hedges, and our book value increased. At the beginning of the First Quarter, our net duration gap was 0.74 years, declined to 0.30 years at March 31, 2016, and was virtually unchanged at 0.35 years on June 30, 2016.

While prepayments picked up slightly in the Second Quarter, the wave of refinancing activity was short-lived and CYS's portfolio prepaid at 12.9% in the Second Quarter. Mortgage rates have continued to lag the drop in U.S. Treasury yields but we should anticipate a new round of prepayment activity. We expect homeowners to respond to the lower rates and expect prepayments on our portfolio assets to increase in the coming months, which would impact our portfolio yield. With the current Fed position of keeping interest rates lower for longer, we anticipate less volatility in the prices of Agency RMBS securities. As of June 30, 2016, we had substantial available liquidity of $1.15 billion, or 66.6% of our equity, and leverage, on a debt to equity basis including TBA's as derivatives, increased slightly to 6.91:1 from the March 31, 2016 level of 6.76:1.

Government Activity

The FHFA and both houses of Congress have each discussed and considered separate measures intended to restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac. We anticipate debate and discussion on residential housing and mortgage reform to continue throughout 2016 and well into 2017; however, we cannot be certain if any housing and/or mortgage-related legislation will emerge from committee, or be approved by Congress, and if so what the effect will be on our business. We also believe that it is unlikely that any reforms, legislation, or other significant movement on such legislation will occur during the current presidential administration.

Recent CYS Activity in Response to These Trends

In response to the conditions in and changes to the environment described above, the Company continues to monitor, reposition, and actively manage our investment portfolio, the structure of our borrowings and our hedge positions. During the First Quarter, in response to the FHFA Final Rule we replaced $1,450 million of FHLBC Advances with repo borrowings and leverage remained stable. Our duration gap increased marginally to 0.35 at June 30, 2016 from 0.30 at March 31, 2016. During the Second Quarter, our book value per common share increased to $9.55 from $9.46 at the end of the First Quarter, after taking into account our $0.25 dividend per share in the Second Quarter. The increase in our book value during the Second Quarter was driven by an increase in RMBS prices, offset in part by a decrease in the value of our hedges. As markets reset to lower rates during the Second Quarter, we reduced our 30-Year 4.0% and 15-Year 3.0% holdings and purchased U.S. Treasuries and 15-Year 2.5% securities in anticipation of an increase in prepayments.

Financial Condition
The Agency RMBS in our portfolio were purchased at a net premium to their face value generally due to the average interest rates on these investments being higher than the prevailing market rates at the time of purchase. As of June 30, 2016 and December 31, 2015 we had approximately $442.2 million and $462.6 million, respectively, of unamortized premium included in the cost basis of our investments. TBA Agency RMBS, including those accounted for as derivatives, are included in the table below on a gross basis. Our Debt Securities portfolio including TBA Derivatives, consisted of the following assets:

				Weighted-Average
Coupon	Face Value (in 000's)	Fair Value (in 000's)	Amortized Cost Basis per Face Value (in 000's)	Loan Balance (in 000's)(1)	Loan Age (in months)(1)	3 Month CPR(1)(2)	Duration(3)
June 30, 2016
15 Year Agency Mortgage Securities
2.5%	$504,438	$522,382	$102.61	$333	1	n/a	2.79
TBA 2.5%	1,115,000	1,153,567	102.69	n/a	n/a	n/a	2.62
3.0%	2,994,084	3,144,067	102.77	264	24	10.1	2.54
TBA 3.0% *	41,000	43,010	104.69	n/a	n/a	n/a	2.07
3.5%	919,865	976,856	103.07	217	46	12.2	2.40
4.0%	122,956	131,028	101.08	168	64	16.8	2.38
4.5%	17,465	18,643	102.37	245	77	12.8	1.94
Subtotal	5,714,808	5,989,553	102.77	259	28	10.8	2.55
20 Year Agency Mortgage Securities
4.5%	45,186	49,494	102.75	216	71	17.1	2.18
30 Year Agency Mortgage Securities
3.5%	4,270,200	4,510,362	104.32	334	7	7.3	2.68
TBA 3.5% *	(250,000)	(263,914)	104.02	n/a	n/a	n/a	2.47
4.0%	1,789,109	1,929,230	105.00	257	22	15.7	2.51
4.5%	130,138	142,667	106.71	284	62	17.7	2.37
Subtotal	5,939,447	6,318,345	104.59	311	12	10.6	2.63
Agency Hybrid ARMs
TBA 2.7% *	25,000	26,011	102.69	n/a	n/a	n/a	1.85
2.9%(4)	310,330	323,803	102.79	314	35	21.7	1.61
Subtotal	335,330	349,814	102.79	314	35	21.7	1.63
U.S. Treasuries
0.9%	880,000	884,213	100.12	n/a	n/a	n/a	2.84
Total	$12,914,771	$13,591,419	$103.42	$289	20	11.1%	2.58

December 31, 2015
15-Year Agency Mortgage Securities
3.0%	$4,840,936	$4,994,705	$103.16	$283	16	7.2%	3.46
TBA 3.0%	222,600	229,310	103.33	n/a	n/a	n/a	3.66
3.5%	1,014,790	1,064,726	103.15	220	41	9.8	3.05
4.0%	140,196	148,692	101.13	169	58	14.8	2.84
4.5%	20,152	21,432	102.51	243	71	14.7	2.45
Subtotal	6,238,674	6,458,865	103.12	270	22	7.9	3.38
20-Year Agency Mortgage Securities
4.5%	51,664	56,102	102.79	215	65	16.4	2.95
30-Year Agency Mortgage Securities
3.5%	2,741,525	2,830,295	103.70	328	7	3.3	4.88
TBA 3.5%	250,000	256,739	102.39	n/a	n/a	n/a	5.15
4.0%	2,321,917	2,461,698	105.20	277	16	9.6	4.01
TBA 4.0%	323,000	341,611	105.80	n/a	n/a	n/a	3.70
4.5%	143,081	154,869	106.78	283	56	16.3	3.65
Subtotal	5,779,523	6,045,212	104.44	304	12	6.2	4.44
Agency Hybrid ARMs
3.0%(4)	356,991	367,817	102.80	315	33	17.7	2.48
U.S. Treasuries
0.9%	100,000	99,711	99.85	n/a	n/a	n/a	1.89
Total	$12,526,852	$13,027,707	$103.69	$286	18	7.6%	3.83

__________________

(1)	TBAs are excluded from this calculation as they do not have a defined weighted-average loan balance or age until mortgages have been assigned to the pool.

(2)
The CPR ("Constant Prepayment Rate") represents the 3-month CPR of the Company’s Agency RMBS held at June 30, 2016 and December 31, 2015. The CPR experienced by the Company during the period may differ. Securities with no prepayment history are excluded from this calculation.

(3)
Duration essentially measures the market price volatility of financial instruments as interest rates change, using DV01 methodology. We generally calculate duration using various third-party financial models and empirical data. Different models and methodologies can produce different results for the same securities. Source: The Yield Book®.

(4)	Coupon represents the weighted-average coupon of Agency Hybrid ARMs.
*    Includes TBA Derivatives with a fair value of $827.3 million at June 30, 2016.

In July 2016, the weighted average experienced CPR of the Company's Debt Securities was 12.6%.

Hedging Instruments
The Company utilizes interest rate swap and cap contracts (a "swap" or "cap", respectively) to hedge the interest rate risk associated with the financing of our Debt Securities portfolio. As of June 30, 2016, the Company held swaps with an aggregate notional of approximately $6.95 billion, a weighted-average fixed rate of 1.19%, and a weighted-average expiration of 3.4 years. The receive rate on the Company's swaps is 3-month LIBOR. At June 30, 2016, the Company had entered into caps with a notional of $2.50 billion, a weighted-average cap rate of 1.28%, and a weighted-average expiration of 3.5 years. Below is a summary of our interest rate swaps and caps as of June 30, 2016 and December 31, 2015:

			Weighted-Average
June 30, 2016	Number of Contracts	Notional (000's)	Rate	Maturity	Duration	Fair Value (000's)
Interest Rate Swaps	18	$6,950,000	1.19%	November 2019	(3.15)	$(91,607)
Interest Rate Caps	5	2,500,000	1.28%	January 2020	(1.35)	16,021
	23	$9,450,000	1.22%	November 2019	(2.67)	$(75,586)

December 31, 2015
Interest Rate Swaps	21	$7,950,000	1.29%	May 2019	(3.08)	$25,411
Interest Rate Caps	5	2,500,000	1.28%	January 2020	(2.39)	61,343
	26	$10,450,000	1.29%	July 2019	(2.91)	$86,754
The Company seeks to manage its exposure to interest rate risk by expanding and/or lengthening its hedging, and reducing its pay rate, if possible, when doing so. During the six months ended June 30, 2016 we terminated swaps with a combined notional of $2.70 billion with a weighted-average pay rate of 1.50%. The terminations resulted in a net realized loss of $(45.4) million for the six months ended June 30, 2016. After the repositioning, our weighted-average fixed pay rate on swaps decreased to 1.19% at June 30, 2016 compared to 1.29% at December 31, 2015.
Our interest rate swap and cap notional was $9.45 billion at June 30, 2016 compared to $10.45 billion at December 31, 2015, and as a percentage of our of the repo borrowings and FHLBC Advances (collectively "Total Outstanding Borrowings") decreased to 90.7% at June 30, 2016 from 94.3% at December 31, 2015.
The Company does not consider TBA Derivatives to be hedging instruments.

Liabilities
We finance a majority of our assets through repo borrowings and FHLBC Advances. Repo borrowings and FHLBC Advances are secured by our assets and generally bear interest rates that have historically moved in close relationship to LIBOR. At June 30, 2016 and December 31, 2015, we had liabilities pursuant to repo borrowings and FHLBC Advances with 35 counterparties which are summarized below:

June 30, 2016			Weighted-Average (1)
Original Days to Maturity by Collateral Type	Repo Borrowings and FHLBC Advances Outstanding (000's)	Percentage of Total	Interest Rate	Remaining Days to Maturity	Original Days to Maturity
Agency RMBS
≤ 30 Days	$1,709,546	17%	0.66%	18	30
> 30 to ≤ 60 Days	3,042,650	29%	0.67%	23	38
> 60 Days	4,823,186	46%	0.80%	98	167
Subtotal	$9,575,382	92%	0.73%	60	101

U.S. Treasuries
≤ 30 Days	$849,119	8%	0.06%	15	30

Total	$10,424,501	100%	0.68%	56	96

(1)	Weighted-average maturity date is calculated with assumption of FHLBC Advances being repaid in full on or before February 19, 2017, as a direct result of the Final Rule.

December 31, 2015			Weighted-Average
Original Days to Maturity by Collateral Type	Repo Borrowings and FHLBC Advances Outstanding (000's)	Percentage of Total	Interest Rate	Remaining Days to Maturity	Original Days to Maturity
Agency RMBS
≤ 30 Days	$751,592	7%	0.49%	7	30
> 30 to ≤ 60 Days	2,507,201	24%	0.48%	9	43
> 60 Days	7,055,732	66%	0.54%	37	88
Total	$10,314,525	97%	0.52%	28	73

U.S. Treasuries
> 30 to ≤ 60 Days	$348,251	3%	(0.13)%	2	13

Total	$10,662,776	100%	0.50%	27	71

			Weighted-Average
Original Days to Maturity	FHLBC Advances Outstanding (000's)	Percentage of Total	Interest Rate	Next Call Date	Maturity Date
Agency RMBS
> 360 Days	$425,000	100%	1.48%	May 2016	July 2018
In addition, as of June 30, 2016, we had an aggregate payable for securities purchased, a portion of which will be or, in the case of December 31, 2015, was financed through repo borrowings and FHLBC Advances, as summarized below (in thousands).

June 30, 2016
Settle Date	Face Value	Payable
July 2016	$527,014	$547,186
August 2016	100,000	105,433
Total	$627,014	$652,619

December 31, 2015
Settle Date	Face Value	Payable
January 2016	$963,097	$1,008,133
February 2016	200,000	211,550
March 2016	250,000	256,291
	$1,413,097	$1,475,974

Summary Financial Data

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2016	2015	2016	2015
Income Statement Data:
Interest income	74,857	80,532	156,308	161,382
Interest expense	18,687	10,262	36,632	19,904
Net interest income	56,170	70,270	119,676	141,478
Other income (loss):
Net realized and unrealized gain (loss) on investments, FHLBC Advances and other income	65,213	(167,357)	228,313	(73,375)
Net gain (loss) on derivative instruments	(59,314)	6,055	(218,236)	(98,781)
Total other income (loss)	5,899	(161,302)	10,077	(172,156)
Expenses:
Compensation and benefits	3,565	3,712	7,430	7,266
General, administrative and other	2,294	2,293	4,782	4,496
Total expenses	5,859	6,005	12,212	11,762
Net income (loss)	$56,210	$(97,037)	$117,541	$(42,440)
Dividend on preferred stock	(5,203)	(5,203)	(10,406)	(10,406)
Net income (loss) available to common stockholders	$51,007	$(102,240)	$107,135	$(52,846)
Net income (loss) per common share basic & diluted	$0.34	$(0.66)	$0.71	$(0.34)
Dividends per common share	$0.25	$0.28	$0.51	$0.58

Key Balance Sheet Metrics
Average settled Debt Securities (1)	$11,887,351	$13,219,744	$11,913,005	$13,014,108
Average total Debt Securities (2)	$13,230,800	$14,711,932	$13,097,446	$14,753,522
Average repurchase agreements and FHLBC Advances (3)	$10,412,784	$11,610,144	$10,473,530	$11,363,312
Average Debt Securities liabilities (4)	$11,756,233	$13,102,332	$11,657,971	$13,102,726
Average stockholders' equity (5)	$1,725,879	$1,893,445	$1,722,046	$1,936,977
Average common shares outstanding (6)	151,452	157,334	151,620	158,929
Leverage ratio (at period end) (7)	6.91:1	7.06:1	6.91:1	7.06:1
Book value per common share (at period end) (8)	$9.55	$9.62	$9.55	$9.62
Weighted average amortized cost of Agency RMBS and U.S. Treasuries (9)	$103.42	$103.98	$103.42	$103.98

Key Performance Metrics*
Average yield on settled Debt Securities (10)	2.52%	2.44%	2.62%	2.48%
Average yield on total Debt Securities including Drop Income (11)	2.50%	2.42%	2.61%	2.50%
Average cost of funds (12)	0.72%	0.35%	0.70%	0.35%
Average cost of funds and hedge (13)	1.29%	1.21%	1.33%	1.27%
Adjusted average cost of funds and hedge (14)	1.14%	1.08%	1.20%	1.10%
Interest rate spread net of hedge (15)	1.23%	1.23%	1.29%	1.21%
Interest rate spread net of hedge including Drop Income (16)	1.36%	1.34%	1.41%	1.40%
Operating expense ratio (17)	1.36%	1.27%	1.42%	1.21%
Total stockholder return on common equity (18)	3.59%	(5.98)%	7.48%	(2.86)%
Constant prepayment rate (weighted average experienced 1-month) (19)	12.9%	13.0%	10.2%	11.7%

___________

(1)	The average settled Debt Securities is calculated by averaging the month end cost basis of settled Debt Securities during the period.

(2)	The average total Debt Securities is calculated by averaging the month end cost basis of total Debt Securities and all TBA contracts during the period.

(3)	The average repurchase agreements and FHLBC Advances are calculated by averaging the month end repurchase agreements and FHLBC Advances balances during the period.

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

(8)	Book value per common share is calculated by dividing total stockholders' equity less the liquidation value of preferred stock at period end divided by common shares outstanding at period end.

(9)	The weighted average amortized cost of Agency RMBS and U.S. Treasuries is calculated using the weighted average amortized cost by security divided by the current face at period end.

(10)	The average yield on settled Debt Securities for the period is calculated by dividing total interest income by average settled Debt Securities.

(11)
The average yield on total Debt Securities including Drop Income for the period is calculated by dividing total interest income plus Drop Income by average total Debt Securities. Drop Income was $8.0 million and $8.6 million for the three months ended June 30, 2016 and 2015, respectively. Drop Income was $14.3 million and $22.7 million for the six months ended June 30, 2016 and 2015, respectively. Drop Income is a component of our net realized and unrealized gain (loss) on investments and net realized and unrealized gain (loss) on derivative instruments in the accompanying unaudited consolidated statements of operations. Drop Income is the difference between the spot price and the forward settlement price for the same security on trade date. This difference is also the economic equivalent of the assumed net interest margin (yield minus financing costs) of the bond from trade date to settlement date. We derive Drop Income through utilization of forward settling transactions.

(12)	The average cost of funds for the period is calculated by dividing repurchase agreement and FHLBC Advances interest expense by average repurchase agreements and FHLBC Advances for the period.

(13)	The average cost of funds and hedge for the period is calculated by dividing repurchase agreement, FHLBC Advances and swap and cap interest expense by average repurchase agreements and FHLBC Advances.

(14)	The adjusted average cost of funds and hedge for the period is calculated by dividing repurchase agreement, FHLBC Advances and swap and cap interest expense by average Debt Securities liabilities.

(15)	The interest rate spread net of hedge for the period is calculated by subtracting average cost of funds and hedge from average yield on settled Debt Securities.

(16)
The interest rate spread net of hedge including Drop Income for the period is calculated by subtracting adjusted average cost of funds and hedge from average yield on total Debt Securities including Drop Income.

(17)	The operating expense ratio for the period is calculated by dividing operating expenses by average stockholders' equity.

(18)
The total stockholder return on common equity is calculated as the change in book value plus dividend distributions on common stock divided by book value per common share at the end of the prior period.

(19)	The constant prepayment rate ("CPR") represents the weighted average 1-month CPR of the Company's Agency RMBS during the period.

*	All percentages are annualized except total stockholder return on common equity.

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
The primary limitation associated with Core Earnings as a measure of our financial performance over any period is that it excludes the effects of net realized and unrealized gain (loss) on investments and derivative instruments, and net unrealized gain (loss) on FHLBC Advances. In addition, our presentation of Core Earnings may not be comparable to similarly-titled measures used by other companies, which may employ different calculations. As a result, Core Earnings should not be considered a substitute for our U.S. GAAP net income (loss) as a measure of our financial performance or any measure of our liquidity under U.S. GAAP.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Non-U.S. GAAP Reconciliation:	2016	2015	2016	2015
Net income (loss) available to common stockholders	$51,007	$(102,240)	$107,135	$(52,846)
Net realized (gain) loss on investments	(36,359)	(9,435)	(37,561)	(27,688)
Net unrealized (gain) loss on investments	(28,915)	176,899	(191,201)	101,210
Net realized and unrealized (gain) loss on derivative instruments	44,535	(31,047)	185,059	46,321
Net unrealized (gain) loss on FHLBC Advances	448	11	1,299	11
Core Earnings	$30,716	$34,188	$64,731	$67,008
Results of Operations
Commencing with the report on Form 10-K for the year ended December 31, 2015, "Swap and cap interest expense", which was recognized as a separate component of "Total interest expense" in the consolidated statement of operations through September 30, 2015, is now recognized as a component of "Net gain (loss) on derivative instruments". This reclassification was made in order to record income, expenses and changes in fair value related to derivative instruments in one line item in the consolidated statements of operations, consistent with common industry practice. Prior period balances have been reclassified to conform to the current period presentation.
The following table provides GAAP measures of interest expense and net interest income and details with respect to reconciling these line items on a non-GAAP basis for each respective period.

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Net interest income	$56,170	$70,270	$(14,100)	(20.1)%
Swap and cap interest expense	14,779	24,992	(10,213)	(40.9)%
Economic net interest income	$41,391	$45,278	$(3,887)	(8.6)%

Total interest expense	$18,687	$10,262	$8,425	82.1%
Swap and cap interest expense	14,779	24,992	(10,213)	(40.9)%
Economic interest expense	$33,466	$35,254	$(1,788)	(5.1)%

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Net interest income	$119,676	$141,478	$(21,802)	(15.4)%
Swap and cap interest expense	33,177	52,460	(19,283)	(36.8)%
Economic net interest income	$86,499	$89,018	$(2,519)	(2.8)%

Total interest expense	$36,632	$19,904	$16,728	84.0%
Swap and cap interest expense	33,177	52,460	(19,283)	(36.8)%
Economic interest expense	$69,809	$72,364	$(2,555)	(3.5)%
Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
Net Income (Loss)
Net income available to common stockholders increased $153.2 million to $51.0 million for the three months ended June 30, 2016, compared to a net loss of $(102.2) million for the three months ended June 30, 2015, primarily due to lower swap and cap interest expense and net gains on investments in the Second Quarter compared to the second quarter of 2015. The major components of this increase are detailed below.
Interest Income and Asset Yield
Our principal source of income is interest income that we earn on our investment securities portfolio. Interest income, which consists primarily of interest income on Debt Securities, decreased by $5.6 million to $74.9 million for the three months ended June 30, 2016, as compared to $80.5 million for the three months ended June 30, 2015. Our interest income decreased primarily due to a decrease in average settled Debt Securities despite the average yield on settled Debt Securities increasing to 2.52% at June 30, 2016 from 2.44% at June 30, 2015. The factors driving this decrease are changes both in the size of our portfolio and the related yield, as shown below (in thousands):

Change in Size		Change in Yield		Change in Size & Yield
Change in average settled	$(1,332,393)	Change in average yield	0.082%	Change in average settled	$(1,332,393)
2015 average yield	2.437%	2015 average settled	$13,219,744	Change in average yield	0.082%
Change	$(8,116)	Change	$2,715	Change	$(274)
				Total change	$(5,675)
Our average settled Debt Securities for the three months ended June 30, 2016 was $11.9 billion, compared to $13.2 billion for the three months ended June 30, 2015. Our annualized average yield on settled Debt Securities for the three months ended June 30, 2016 was 2.52%, compared to 2.44% for the three months ended June 30, 2015. Our yield increase was primarily a function of lower amortization expense in the current quarter than in the comparable period and lower weighted average cost basis which was $103.42 at June 30, 2016 compared to $103.98 at June 30, 2015. Our annualized rate of portfolio prepayment for the three months ended June 30, 2016 was 12.9%, which was slightly lower than the rate of 13.0% for the three months ended June 30, 2015. Our amortization expense was $22.6 million for the three months ended June 30, 2016, a decrease of $5.0 million from $27.6 million for the three months ended June 30, 2015.
Economic Interest Expense and Cost of Funds
Economic interest expense for the three months ended June 30, 2016, which consists of interest expense from repo borrowings, FHLBC Advances, and interest rate swap and cap contracts, decreased $1.8 million to $33.5 million, as compared to $35.3 million for the three months ended June 30, 2015. Interest expense from repo borrowings and FHLBC Advances increased by $8.4 million to $18.7 million for the three months ended June 30, 2016, compared to $10.3 million for the three months ended June 30, 2015 due to higher cost of funds. Our weighted-average cost of funds rose to 0.72% in the Second Quarter from 0.35% in the second quarter of 2015. Our average repo borrowings and FHLBC Advances decreased to $10,412.8 million for the three months ended June 30, 2016 from $11,610.1 million for the three months ended June 30, 2015, consistent with the decrease in settled Debt Securities during the quarter ended June 30, 2016 as compared to the quarter ended June 30, 2015. The table below illustrates the result of changes to the amount outstanding and rates on repo borrowings and FHLBC Advances interest expense during the three months ended June 30, 2016 and 2015 (in thousands):

Change in Size		Change in Rate		Change in Size & Yield
Change in average outstanding	$(1,197,360)	Change in average rate	0.364%	Change in average outstanding	$(1,197,360)
2015 average rate	0.354%	2015 average outstanding	$11,610,144	Change in average rate	0.364%
Change	$(1,059)	Change	$10,574	Change	$(1,090)
				Total change	$8,425
Swap and cap interest expense decreased by $10.2 million to $14.8 million in the three months ended June 30, 2016, compared to $25.0 million in the three months ended June 30, 2015. The decrease in interest rate swap and cap expense was partially the result of a decrease in the average aggregate swap and cap notional by $250.0 million to $9,700.0 million in the three months ended June 30, 2016 from $9,950.0 million in the three months ended June 30, 2015, and more significantly attributable to the decrease in the average swap and cap rate to 0.61% in the three months ended June 30, 2016 from 1.00% in the three months ended June 30, 2015, as shown in the table below (in thousands):

Change in Size		Change in Rate		Change in Size & Rate
Change in average notional outstanding	$(250,000)	Change in average rate	(0.395)%	Change in average notional outstanding	$(250,000)
2015 average rate	1.005%	2015 average notional outstanding	$9,950,000	Change in average rate	(0.395)%
Change	$(628)	Change	$(9,832)	Change	$247
				Total change	$(10,213)
Our annualized weighted-average cost of funds including hedge was 1.29% for the three months ended June 30, 2016, as compared to 1.21% for the three months ended June 30, 2015. The components of our cost of funds including hedge are (i) rates on our repo borrowings and FHLBC Advances, (ii) rates on our interest rate swaps and caps, (iii) the size of our repo borrowings and FHLBC Advances, and (iv) the total notional amount of the interest rate swaps and caps.

Economic Net Interest Income
Our economic net interest income for the three months ended June 30, 2016 was $41.4 million, and our interest rate spread, net of hedge, was 1.23%, compared to economic net interest income of $45.3 million and an interest rate spread, net of hedge, of 1.23% for the three months ended June 30, 2015. The decrease in our economic net interest income was principally due to a decrease in average settled Debt Securities coupled with higher total interest expense, offset by a decrease in swap and cap interest expense in the three months ended June 30, 2016 compared to June 30, 2015. While our economic net interest income is influenced significantly by the size of our portfolio and overall interest rate levels, we believe our interest rate spread net of hedge is an important performance indicator.
Other Income (Loss)
For the three months ended June 30, 2016, our total other income (loss) was $5.9 million compared to a loss of $(161.3) million for the three months ended June 30, 2015. The major components contributing to the change in total other income (loss) are discussed below.
Gain (Loss) on Investments and Drop Income
During the three months ended June 30, 2016, our net realized and unrealized gain (loss) on investments changed by $232.8 million to a $65.3 million net gain, compared to a net loss of $(167.5) million for the three months ended June 30, 2015. This change was driven by an increase in the prices of our Agency RMBS for the three months ended June 30, 2016, as compared to a decrease in the prices of all our Agency RMBS for the three months ended June 30, 2015. For example, during the three months ended June 30, 2016, the price of a 30-year 4.0% Agency RMBS increased $0.31 to $107.23, and during the three months ended June 30, 2015, it decreased $1.12 to $105.83. During the three months ended June 30, 2016, the price of a 15-year 3.0% Agency RMBS increased $0.34 to $104.86, and during the three months ended June 30, 2015, it decreased $1.35 to $103.48.
During the three months ended June 30, 2016 and 2015, we generated Drop Income of approximately $8.0 million and $8.6 million, respectively. The lower Drop Income during the three months ended June 30, 2016 was primarily due to lower volumes of forward settling transactions from which we derive Drop Income and a less advantageous market. During the three months ended June 30, 2016, the average balance in the combined TBA Securities and TBA Derivatives portfolio was $1,290.8 million, a decrease of $177.7 million compared to the average balance of $1,468.5 million for the three months ended June 30, 2015. Drop Income is a component of our net realized and unrealized gain (loss) on investments and our net realized and unrealized gain (loss) on derivative instruments in the accompanying unaudited consolidated statements of operations and is therefore excluded from Core Earnings. Drop Income is the difference between the spot price and the forward settlement price for the same Agency RMBS on the trade date. This difference is also the economic equivalent of the assumed interest rate spread net of hedge (yield less financing costs) of the Agency RMBS from trade date to settlement date. The Company derives Drop Income through utilization of forward settling transactions of Agency RMBS. The TBA market became slightly less attractive in the Second Quarter and we settled more cash bonds than during the second quarter of 2015.
Net unrealized gain (loss) on FHLBC Advances
We held $350.0 million of FHLBC Advances that had an initial maturity greater than one year and a weighted average maturity of 0.6 years at June 30, 2016. We held $75.0 million of FHLBC Advances with an initial maturity more than one year and a weighted average maturity of 2.90 years at June 30, 2015. For the three months ended June 30, 2016 the net unrealized loss on FHLBC Advances was $(0.4) million. The unrealized loss was primarily due to pricing remaining long-term FHLBC Advances at par due to an expectation to repay the outstanding balance by August 2016. For the three months ended June 30, 2015 the net unrealized loss on FHLBC Advances was $(0.01) million. The loss was primarily due to decreasing interest rates in which the fair value of the liability decreased during the second quarter of 2015 as 3-year swap rates increased from 1.21% on May 27, 2015 to 1.25% at June 30, 2015.
Net Gain (Loss) on Derivative Instruments
Net gain (loss) on derivative instruments is comprised of swap and cap interest expense and net realized and unrealized gain (loss) on derivative instruments. Net realized and unrealized gain (loss) on derivative instruments was $(44.5) million (comprised of $(51.0) million net realized and unrealized loss on swap and cap contracts, and $6.5 million net realized and unrealized gain on TBA Derivatives) for the three months ended June 30, 2016, compared to a gain of $31.0 million (comprised of $31.0 million net realized and unrealized gain on swap and cap contracts, and $0.0 million net realized and unrealized gain on TBA Derivatives) for the three months ended June 30, 2015. The change in net realized and unrealized gain (loss) on derivative instruments for the three months ended June 30, 2016 was primarily due to a decrease in interest rates during the Second Quarter, which caused the value of our derivative instruments to decrease. An increase in rates during the second quarter of 2015 caused the value of our derivative instruments to increase. Our swaps and caps are designed principally to protect us in an environment of increasing interest rates. In the Second Quarter we responded to declining interest rates by terminating some of our swaps, on which we realized a loss of $(34.3) million; however, a continued decrease in interest rates and significant volatility resulted in unrealized losses on our outstanding swaps and caps. During the three months ended June 30, 2016 and 2015, 5-year swap rates decreased by 19 bps and increased by 26 bps, respectively.
Operating Expenses
Operating expenses were $5.9 million for the three months ended June 30, 2016, compared to $6.0 million for the three months ended June 30, 2015.
Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Net Income
Net income available to common stockholders increased $159.9 million to $107.1 million for the six months ended June 30, 2016, compared to a net loss of $(52.8) million for the six months ended June 30, 2015. The increase in net income during the Second Quarter is primarily attributable to a $292.4 million increase in net unrealized gains on investments, a $19.3 million decrease in swap and cap interest expense, and an $9.9 million increase in net realized gains on investments, partially offset by a $138.8 million increase in net realized and unrealized losses on derivatives, a $16.7 million increase in interest expense, and a $5.1 million decrease in interest income. Details follow regarding each of the aforementioned components.
Interest Income and Asset Yield
Interest income decreased by $5.1 million to $156.3 million for the six months ended June 30, 2016, as compared to $161.4 million for the six months ended June 30, 2015. The decrease in our interest income is largely due to a decrease in average settled Debt Securities in the six months ended June 30, 2016, offset by an increase in the yield on our investments, as shown below (in thousands):

Change in Size		Change in Yield		Change in Size & Yield
Change in average settled	$(1,101,103)	Change in average yield	0.144%	Change in average settled	$(1,101,103)
2015 average yield	2.480%	2015 average settled	$13,014,108	Change in average yield	0.144%
Change	$(13,654)	Change	$9,373	Change	$(793)
				Total change	$(5,074)
Our average settled Debt Securities for the six months ended June 30, 2016 was $11.9 billion, compared to $13.0 billion for the six months ended June 30, 2015. Our annualized yield on average settled Debt Securities for the six months ended June 30, 2016 was 2.62%, as compared to 2.48% for the six months ended June 30, 2015. The increase in our yield was primarily attributable to less amortization expense for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The annualized rate of portfolio prepayment for the six months ended June 30, 2016 and 2015 was 10.2% and 11.7%, respectively. Our amortization expense was $38.5 million for the six months ended June 30, 2016, compared to $49.0 million for the six months ended June 30, 2015.
Economic Interest Expense and Cost of Funds
Economic interest expense, which primarily consists of interest expense from repo borrowings, FHLBC Advances and interest rate swaps and caps, decreased $2.6 million to $69.8 million for the six months ended June 30, 2016, from $72.4 million for the six months ended June 30, 2015.
Interest expense from repo borrowings and FHLBC Advances increased by $16.7 million to $36.6 million for the six months ended June 30, 2016, compared to $19.9 million for the six months ended June 30, 2015 due to higher cost of funds. Our weighted-average cost of funds rose to 0.70% during the six months ended June 30, 2016 from 0.35% for the six months ended June 30, 2015. Our average repo borrowings and FHLBC Advances decreased to $10,473.5 million for the six months ended June 30, 2016 from $11,363.3 million for the six months ended June 30, 2015, consistent with the decrease in the settled Debt Securities portfolio at June 30, 2016 as compared to the portfolio at June 30, 2015. The table below illustrates the result of changes to the amount outstanding and rates on repo borrowings and FHLBC Advances interest expense during the six months ended June 30, 2016 and 2015 (in thousands):

Change in Size		Change in Rate		Change in Size & Yield
Change in average outstanding	$(889,782)	Change in average rate	0.349%	Change in average outstanding	$(889,782)
2015 average rate	0.350%	2015 average outstanding	$11,363,312	Change in average rate	0.349%
Change	$(1,558)	Change	$19,840	Change	$(1,554)
				Total change	$16,728
Swap and cap interest expense decreased by $19.3 million, to $33.2 million in the six months ended June 30, 2016, compared to $52.5 million in the six months ended June 30, 2015. The decrease in the interest rate swap and cap expense was attributable in part to the decrease in the average aggregate swap and cap notional by $185.7 million to $9,878.6 million for the six months ended June 30, 2016, from $10,064.3 million for the six months ended June 30, 2015, and more significantly by the decrease in the average swap and cap rate to 0.67% in the six months ended June 30, 2016 from 1.04% in the six months ended June 30, 2015, as shown in the table below (in thousands):

Change in Size		Change in Rate		Change in Size & Rate
Change in average notional outstanding	$(185,715)	Change in average rate	(0.371)%	Change in average notional outstanding	$(185,715)
2015 average rate	1.042%	2015 average notional outstanding	$10,064,286	Change in average rate	(0.371)%
Change	$(969)	Change	$(18,658)	Change	$344
				Total change	$(19,283)
Our annualized weighted-average cost of funds, including hedges, rose to 1.33% for the six months ended June 30, 2016 from 1.27% for the six months ended June 30, 2015. The components of our cost of funds including hedge are (i) rates on our repo borrowings and FHLBC Advances, (ii) rates on our interest rate swaps and caps, (iii) the size of our repo borrowings and FHLBC Advances, and (iv) the total notional amount of the interest rate swaps and caps.
Economic Net Interest Income
Our economic net interest income for the six months ended June 30, 2016 was $86.5 million, and our interest rate spread, net of hedge, was 1.29% compared to economic net interest income of $89.0 million and an interest rate spread net of hedge of 1.21% for the six months ended June 30, 2015. The decrease in our economic net interest income was principally due to a decrease in average settled Debt Securities and higher total interest expense which was offset by a $19.3 million decrease in swap and cap interest expense in the six months ended June 30, 2016 compared to the six months ended June 30, 2015.
Gain (Loss) on Investments and Drop Income
Net realized and unrealized gain on investments changed by $302.3 million to a gain of $228.8 million for the six months ended June 30, 2016, compared to a net loss of $(73.5) million for the six months ended June 30, 2015. This change was driven by an increase in the prices of our Agency RMBS for the six months ended June 30, 2016, as compared to a decrease in the prices of our Agency RMBS for the six months ended June 30, 2015. For example, during the six months ended June 30, 2016 the price of a 30-Yr. 4.0% Agency RMBS increased $1.37 to $107.23, and during the six months ended June 30, 2015 the price for the same security decreased $0.94 to $105.83. During the six months ended June 30, 2016, the price of a 15-year 3.0% Agency RMBS increased $1.78 to $104.86, and during the six months ended June 30, 2015, it decreased $0.50 to $103.48.
During the six months ended June 30, 2016 and 2015, we generated Drop Income of approximately $14.3 million and $22.7 million, respectively. The decrease in Drop Income during the six months ended June 30, 2016 as compared to the comparable prior year period was primarily attributable to more advantageous financing in the forward market to settle than to roll our TBA positions during the six months ended June 30, 2016 and, as a result, we executed a lower volume of forward settling transactions from which we derive Drop Income.
Net unrealized gain (loss) on FHLBC Advances
We held $350.0 million of FHLBC Advances that had an initial maturity greater than one year and a weighted average maturity of 0.6 years at June 30, 2016. We held $75.0 million of FHLBC Advances with an initial maturity more than one year and a weighted average maturity of 2.90 years at June 30, 2015. For the six months ended June 30, 2016 the net unrealized loss on FHLBC Advances was $(1.3) million. The unrealized loss was primarily due to pricing remaining long-term FHLBC Advances at par due to an expectation to repay the outstanding balance by August 2016. For the six months ended June 30, 2015 the net unrealized loss on FHLBC Advances was $(0.01) million. The loss was primarily due to a slight decrease in interest rates during the six months ended June 30, 2015 as 3-year swap rates decreased from 1.30% on December 31, 2014 to 1.25% at June 30, 2015.
Net Gain (Loss) on Derivative Instruments
Net gain (loss) on derivative instruments is comprised of net realized and unrealized gain (loss) on swap and cap contracts and TBA Derivatives. Net realized and unrealized gain (loss) on derivative instruments was $(185.1) million (comprised of $(199.0) million net realized and unrealized loss on swap and cap contracts, and $13.9 million net realized and unrealized gain on TBA Derivatives) for the six months ended June 30, 2016, compared to a loss of $(46.3) million (comprised of $(46.3) million net realized and unrealized loss on swap and cap contracts, and $0.0 million net realized and unrealized gain on TBA Derivatives) for the six months ended June 30, 2015. The change in net realized and unrealized gain (loss) on derivative instruments for the six months ended June 30, 2016 and 2015 was primarily due to decrease in interest rates during the six months ended June 30, 2016 which caused the value of our derivative instruments to decrease.
During the six months ended June 30, 2016 and 2015, 5-year swap rates decreased by 76 bps and increased by 2 bps, respectively. The average interest rate swap and cap notional amount was $9,878.6 million for the six months ended June 30, 2016 compared to $10,064.3 million for the six months ended June 30, 2015. In the six months ended June 30, 2015, interest rates fell significantly in the first quarter, then rose in the second quarter but less significantly, and as a result the modest interest rate swap and cap gains in the second quarter were offset by more significant swap and cap losses in the first quarter.
Operating Expenses
Operating expenses were $12.2 million and $11.8 million for the six months ended June 30, 2016 and 2015, respectively.
Contractual Obligations and Commitments
The following table summarizes the principal balances related to our contractual obligations for repo borrowings and FHLBC Advances and the related interest expense thereon, and office leases at June 30, 2016 and December 31, 2015 (in thousands):

June 30, 2016	Within One Year	One to Three Years	Three to Five Years	Thereafter	Total
Repurchase agreements and FHLBC Advances	$10,424,501	$—	$—	$—	$10,424,501
Interest expense on repurchase agreements and FHLBC Advances, based on rates at June 30, 2016 (1)	20,536	—	—	—	20,536
Long-term operating lease obligation	370	726	766	805	2,667
Total	$10,445,407	$726	$766	$805	$10,447,704

(1)	Interest expense is calculated with the assumption of the FHLBC Advances maturing on or before February 19, 2017, as a direct result of the Final Rule.

December 31, 2015	Within One Year	One to Three Years	Three to Five Years	Thereafter	Total
Repurchase agreements and FHLBC Advances	$10,662,776	$425,000	$—		$11,087,776
Interest expense on borrowings under repurchase agreements and FHLBC Advances, based on rates at December 31, 2015	17,972	9,564	—		27,536
Long-term operating lease obligation	327	716	756	999	2,798
Total	$10,681,075	$435,280	$756	$999	$11,118,110

At June 30, 2016 and December 31, 2015, we held the following interest rate swap and cap contracts (in thousands):
As of June 30, 2016

Interest Rate Swaps	Weighted-Average	Notional	Fair
Expiration Year	Fixed Pay Rate	Amount	Value
2017	0.80%	$1,500,000	$(2,078)
2018	1.00%	1,500,000	(7,018)
2020	1.45%	1,750,000	(38,208)
2021	1.21%	1,700,000	(18,091)
2022	1.98%	500,000	(26,212)
Total	1.19%	$6,950,000	$(91,607)

Interest Rate Caps	Weighted-Average	Notional	Fair
Expiration Year	Cap Rate	Amount	Value
2019	1.34%	$800,000	$2,662
2020	1.25%	1,700,000	13,359
Total	1.28%	$2,500,000	$16,021

As of December 31, 2015

Interest Rate Swaps	Weighted-Average	Notional	Fair
Expiration Year	Fixed Pay Rate	Amount	Value
2017	0.82%	$2,250,000	$8,968
2018	1.16%	2,000,000	2,913
2019	1.75%	800,000	(7,148)
2020	1.49%	2,000,000	19,989
2022	1.93%	900,000	689
Total	1.29%	$7,950,000	$25,411

Interest Rate Caps	Weighted-Average	Notional	Fair
Expiration Year	Cap Rate	Amount	Value
2019	1.34%	$800,000	$13,811
2020	1.25%	1,700,000	47,532
Total	1.28%	$2,500,000	$61,343

We enter into certain agreements that contain a variety of indemnification obligations, principally with our brokers and counterparties for interest rate swap contracts and repo borrowings. We have not incurred any costs to defend a lawsuit or settle claims related to these indemnification obligations. The maximum potential future payment amount we could be required to pay under these indemnification obligations cannot be reasonably estimated. Accordingly, we recorded no liabilities for these agreements as of June 30, 2016 and December 31, 2015. In addition, as of June 30, 2016 and December 31, 2015, we had $652.6 million and $1,476.0 million of payable for securities purchased, respectively, a portion of which either will be or was financed through repo borrowings and/or FHLB Advances.

Off-Balance Sheet Arrangements
As of June 30, 2016 and December 31, 2015, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2016 and December 31, 2015, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or had any intent to provide funding to any such entities.
We may also seek to obtain other sources of financing depending on market conditions. We may finance the acquisition of agency RMBS by entering into TBA dollar roll transactions in which we would sell a TBA contract for current month settlement and simultaneously purchase a similar TBA contract for a forward settlement date. Prior to the forward settlement date, we may choose to roll the position out to a later date by entering into an offsetting TBA position, net settling the paired off positions for cash, and simultaneously entering into a similar TBA contract for a later settlement date. In such transactions, the TBA contract purchased for a forward settlement date is priced at a discount to the TBA contract sold for settlement/pair off in the current month. The discount is the difference between the spot price and the forward settlement price for the same Agency RMBS on trade date and is referred to by the Company as Drop Income. This difference is also the economic equivalent of the assumed net interest spread (yield less financing costs) of the Agency RMBS from trade date to settlement date. Consequently, dollar roll transactions accounted for as TBA Derivatives represent a form of off-balance sheet financing. In evaluating our overall leverage at risk, we consider both our on-balance and off-balance sheet financing.
Liquidity and Capital Resources
Our primary sources of funds are repo borrowings, FHLBC Advances, equity offerings, asset sales, and monthly principal and interest payments on our investment portfolio. Because the level of our borrowings can be adjusted on a daily basis, the level of cash carried on our balance sheet is significantly less important than the potential liquidity available under our borrowing arrangements. We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings, maintenance of any margin requirements and the payment of cash dividends as required for our continued qualification as a REIT. To qualify as a REIT, we must distribute annually at least 90% of our net taxable income. To the extent that we annually distribute all of our net taxable income in a timely manner, we will generally not be subject to federal and state income taxes. We currently expect to distribute all or substantially all of our taxable income in a timely manner so that we are not subject to federal and state income taxation. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital from operations.
As of June 30, 2016 and December 31, 2015, we had approximately $1,145.8 million and $1,120.2 million, respectively, in Agency RMBS, U.S. Treasuries, and cash available to satisfy future margin calls. The following table presents our unencumbered liquid assets as a percentage of stockholders' equity as of June 30, 2016:

	Carrying Value as of
Unencumbered Liquid Assets	June 30, 2016	December 31, 2015
Cash	$13,182	$9,982
U.S. Treasuries	10,805	29,257
Agency RMBS	1,121,819	1,080,990
Total liquid assets	$1,145,806	$1,120,229
Unencumbered liquid assets as % of total stockholders' equity	66.6%	66.2%
To date, we have maintained sufficient liquidity to meet margin calls, and we have never been unable to satisfy a margin call, although no assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future. During the six months ended June 30, 2016, we maintained an average liquidity level of approximately 58% and never less than 47% of stockholders' equity.
During the Second Quarter, we had average repo borrowings and FHLBC Advances outstanding of $10,412.8 million with an average cost of funds of 0.72%, and during the second quarter of 2015 we had average repo borrowings and FHLBC Advances of $11,610.1 million with an average cost of funds of 0.35%. At June 30, 2016, repo borrowing financing was generally stable with interest rates between 0.55% and 0.84% for 30-90 day repo borrowings. At June 30, 2016, FHLBC Advances totaled $575.0 million, with a weighted average rate of 1.11% and remaining term of 143 days (which reflects a final maturity date of February 19, 2017). Certain FHLBC Advances had an original term of three years and were callable by the Company after the one-year anniversary of the advance and thereafter every six months. As with our repo borrowings, if the value of any assets pledged to FHLBC as collateral for advances decreases, the FHLBC could require posting of additional collateral. On January 12, 2016, the FHFA issued a Final Rule amending its regulations governing FHLB membership criteria for captive insurance companies, which has terminated our ability to access additional advances from the FHLBC. As a direct result of the Final Rule, the Company has reduced outstanding FHLBC Advances to $575 million as of June 30, 2016, and all outstanding advances with the FHLBC are required to be repaid on or before February 19, 2017. During the First Quarter the Company replaced $1,450.0 million of FHLBC Advances with its existing repo counterparties and expects that it will be able to replace the remaining FHLBC Advances with existing repo counterparties. The Company’s FHLBC membership and activity stock totaling $23.0 million at June 30, 2016 is expected to be redeemed in full when FHLBC Advances are repaid. We expect to repay the remaining FHLBC Advances outstanding at June 30, 2016 by August 2016.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. As of June 30, 2016 and December 31, 2015, we had access to 48 counterparties, subject to certain conditions, located throughout North America, Europe and Asia. At June 30, 2016, FHLBC Advances were 5.52% of the Total

Outstanding Borrowings, and repo borrowings with any individual counterparty were less than 8% of our Total Outstanding Borrowings. The table below includes a summary of the percent of total borrowings with counterparties by region as of June 30, 2016 and December 31, 2015:

	June 30, 2016
Counterparty Region	Number of Counterparties	Percent of Total Outstanding Borrowings
North America	22	61.7%
Europe	8	21.1%
Asia	5	17.2%
	35	100.0%

	December 31, 2015
Counterparty Region	Number of Counterparties	Percent of Total Outstanding Borrowings
North America	22	64.4%
Europe	8	21.8%
Asia	5	13.8%
	35	100.0%
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
The credit arrangement pursuant to which CYS Insurance maintains FHLBC Advances (the "FHLBC Arrangement") involves observance by CYS Insurance of the rules of FHLBC membership, is subject to the FHLBC's credit policies, and is governed by the terms and conditions of a blanket security agreement, and the consent and guaranty of the Company.  The FHLBC Arrangement requires CYS Insurance to transfer additional securities to the FHLBC in the event the value of the securities then held by the FHLBC falls below specified levels, and contains events of default in cases where we or the FHLBC breaches our respective obligations under the FHLBC Arrangement.  An event of default or termination event under the FHLBC Arrangement would give the FHLBC the option to terminate all FHLBC Advances existing with us and make any amount due by us to the FHLBC immediately payable. As mentioned above, on January 12, 2016, the FHFA issued a Final Rule amending its regulations governing FHLB membership criteria for captive insurance companies, which has terminated our ability to access additional advances from the FHLBC.
We receive margin calls from our counterparties in the ordinary course of business similar to other entities in the specialty finance business. We receive two types of margin calls from our counterparties. The first, known as a "factor call", is a margin call that occurs periodically and relates to the timing difference between the reduction of principal balances of our Agency RMBS, due to monthly principal payments on the underlying mortgages, and the receipt of the corresponding cash. The second type of margin call we may receive is a "valuation call", which occurs due to market and interest rate movements. Both factor and valuation margin calls occur if the total value of our assets pledged as collateral to a counterparty drops beyond a threshold level, typically between $100,000 and $500,000 (although no such minimum applies under the FHLBC Arrangement). Both types of margin calls require a dollar for dollar restoration of the margin shortfall. Similarly, we may initiate a margin call to a counterparty when the value of our assets pledged as collateral with the counterparty increases above the threshold level, thereby increasing our liquidity upon receipt of the collateral. All unrestricted cash plus any unpledged securities are available to satisfy margin calls.
Our collateral is generally valued on the basis of prices provided by recognized bond market sources agreed to by the parties involved. Inputs to the models used by pricing sources may include, but are not necessarily limited to, reported trades, executable bid and asked prices, broker quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. Our master agreements for repo borrowing transactions contain mostly standard provisions for the valuation of collateral. These agreements typically provide that both the repurchase seller (the borrower) and the repurchase buyer (the lender) value the collateral on a daily basis. Each party uses prices that it obtains from generally recognized pricing sources, or the most recent closing bid quotation from such a source. If the buyer, or the seller, as the case may be, determines that additional collateral is required, it may call for the delivery of such collateral. Under certain of our repurchase agreements, in limited circumstances, such as when a pricing source is not available, our lenders have the right to determine the value of the collateral we have provided to secure our repurchase borrowings. In instances where we have agreed to permit our lenders to make a determination of the value of such collateral, such lenders are expected to act reasonably and in good faith in making such valuation determinations.

An event of default or termination event under the standard master repurchase agreement would give our counterparty the option to terminate all repurchase transactions existing with us and make any amount due by us to the counterparty immediately payable.
During the six months ended June 30, 2016 and 2015, we recorded $865.0 million and $1,034.7 million of principal repayments, respectively, and received $158.4 million and $161.7 million of interest payments, respectively. We held cash of $13.2 million and $10.0 million at June 30, 2016 and December 31, 2015, respectively. For the six months ended June 30, 2016 and 2015, net cash provided by operating activities was $78.2 million and $129.8 million, respectively. For the six months ended June 30, 2016 and 2015, net cash provided by (used in) investing activities was $643.6 million and $(453.2) million, respectively. For the six months ended June 30, 2016 and 2015, net cash provided by (used in) financing activities was $(718.6) million and $369.1 million, respectively.
Our investment portfolio is comprised principally of highly liquid Agency RMBS guaranteed by Freddie Mac or Fannie Mae, and Ginnie Mae RMBS and U.S. Treasuries both backed by the full faith and credit of the U.S. government. We regularly monitor the creditworthiness of the U.S. government. While the U.S. government has had its credit rating downgraded in recent years by one of the credit rating agencies, it is generally considered to be one of the most secure creditors in the world.
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
From time to time we raise capital through the sale and issuance of our capital stock. On May 23, 2014, we filed an automatically effective shelf registration statement on Form S-3 with the SEC. We may offer and sell, from time to time, shares of common stock, preferred stock and debt securities in one or more offerings pursuant to the prospectus that is a part of the registration statement. As of June 30, 2016, we had not issued any shares of common stock, preferred stock or debt securities under the prospectus.
Another vehicle to raise capital is our Direct Share Purchase Program ("DSPP"), through which stockholders may purchase additional shares of common stock by reinvesting some or all of the cash dividends received on shares of common stock. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. We did not issue any shares under the plan during the six months ended June 30, 2016 and 2015. As of June 30, 2016 and December 31, 2015, there were approximately 4.1 million shares available for issuance under the DSPP.
For the six months ended June 30, 2016, we repurchased 673,166 shares of the Company's common stock at a weighted-average purchase price of $7.85 per share, for an aggregate of approximately $5.3 million. Accordingly, the Company was authorized to repurchase shares of its common stock approximating $155.5 million as of June 30, 2016 pursuant to its stock repurchase program. For the six months ended June 30, 2015, we repurchased 5,436,157 shares of the Company's common stock at a weighted-average purchase price of $8.93 per share, for an aggregate of approximately $48.7 million. Accordingly, the Company was authorized to repurchase shares of its common stock approximating $199.8 million as of June 30, 2015.
Quantitative and Qualitative Disclosures about Short-Term Borrowings
The following table discloses quantitative data about our repo borrowings and short-term FHLBC advances during the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Outstanding at period end	$10,075	$11,690	$10,075	$11,690
Weighted-average rate at period end	0.65%	0.34%	0.65%	0.34%
Average outstanding during period (1)	$10,025	$11,573	$10,070	$11,342
Weighted-average rate during period	0.69%	0.35%	0.67%	0.35%
Largest month end balance during period	$10,363	$11,984	$10,663	$11,984

_______________

(1)	Calculated based on the average month end balance of repurchase agreements and FHLBC Advances with initial maturities less than one year.
The Company's borrowing rates were higher in the three months ended June 30, 2016 than in the corresponding three months ended June 30, 2015 due primarily to the FOMC raising the federal funds rate by 25 bps on December 16, 2015.

Overall we continue to experience a stable borrowing environment. During the six months ended June 30, 2016 the Company replaced $1,450.0 million of FHLBC Advances with repo borrowings from its existing counterparties. This change did not have a significant impact on our total interest expense. At June 30, 2016, the Company had $575.0 million of the FHLBC Advances that are required to be repaid on or prior to February 19, 2017. We expect to repay the remaining outstanding long-term FHLBC Advances by August 2016. From quarter to quarter, fluctuations occur in our repo borrowings and FHLBC Advances that are well correlated with the expansion and contraction of our investment portfolio. Though it varies by quarter, we currently expect borrowings for approximately 80-85 percent of our investment portfolio.
At June 30, 2016 and December 31, 2015, our amount at risk with any individual counterparty related to our repo borrowings or FHLBC Advances was less than 2.1% and 2.3% of stockholders' equity, respectively, and our repo borrowings or FHLBC Advances with any individual counterparty were less than 6.3% and 14.7% of our total assets, respectively.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of June 30, 2016 and December 31, 2015, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do believe that risk can be quantified from historical experience, and actively managed, to earn sufficient compensation to justify taking risks and to maintain capital levels consistent with the risks we undertake. Our Board of Directors exercises oversight of risk management in many ways, including overseeing our senior management’s risk-related responsibilities and reviewing management and investment policies and performance against these policies and related benchmarks. See "Business—Risk Management Strategy" in our 2015 Annual Report for a further discussion of our risk management practices.
Interest Rate Risk
We are subject to interest rate risk in connection with our investments in Debt Securities and our related debt obligations, which are generally repo borrowings of limited duration that are periodically refinanced at current market rates. We seek to manage this risk through utilization of derivative contracts, primarily interest rate swap and cap contracts.
Effect on Net Interest Income.  We fund our investments in long-term Agency RMBS collateralized by ARMs, hybrid ARMs and fixed rate mortgage loans with short-term repo borrowings and FHLBC Advances. During periods of rising interest rates, the borrowing costs associated with those Agency RMBS tend to increase while the income earned on such Agency RMBS (during the fixed rate component of such securities) may remain substantially unchanged, assuming a static portfolio. This results in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses.
We are a party to interest rate swap and cap contracts as of June 30, 2016 and December 31, 2015 described in detail under Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments" in this Quarterly Report.
Hedging techniques are partly based on assumed levels of prepayments of our Agency RMBS. If prepayments are slower or faster than assumed, the life of the Agency RMBS will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions.
Effect on Fair Value. Another component of interest rate risk is the effect changes in interest rates will have on the fair value of our assets, liabilities, and derivative instruments. We face the risk that the fair value of our assets will increase or decrease at different rates than that of our liabilities, including our hedging instruments.
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
Our analysis of risks is based on management’s experience, estimates, empirical models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results reflected herein.
Prepayment Risk
Prepayments are the full or partial repayment of principal prior to the original contractual maturity of a mortgage loan, and typically occur due to refinancing of mortgage loans. Prepayment rates for existing Agency RMBS generally increase when prevailing mortgage interest rates fall, and vice-versa. In addition, prepayment rates on Agency RMBS collateralized by ARMs and hybrid ARMs generally increase when the difference between long-term and short-term interest rates declines or becomes negative, and vice-versa. Additionally, we own Agency RMBS that were purchased at a premium. The prepayment of such Agency RMBS at a rate faster than anticipated would result in a write-off of any remaining unamortized premium.
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

The following sensitivity analysis table estimates the impact of our interest rate-sensitive investments and repo borrowing liabilities on the fair value of our net income and our assets, exclusive of the effect of changes in fair value on our net income, at June 30, 2016 and December 31, 2015, assuming a static portfolio and that rates instantaneously fall 25, 50 and 75 bps and rise 25, 50 and 75 bps:
June 30, 2016

Change in Interest Rates	Projected Change in Our Net Income (1)		Projected Change in the Fair Value of Our Assets (including hedging instruments) (1)	Projected Change in Stockholders' Equity
- 75 basis points	8.40%	(2)	(0.25)%	(1.99)%
- 50 basis points	6.72%	(2)	0.02%	0.13%
- 25 basis points	3.36%	(2)	0.09%	0.69%
No Change	—%		—%	—%
+ 25 basis points	(6.21)%		(0.22)%	(1.69)%
+ 50 basis points	(14.61)%		(0.57)%	(4.47)%
+ 75 basis points	(23.02)%		(1.03)%	(8.12)%
December 31, 2015

Change in Interest Rates	Projected Change in Our Net Income		Projected Change in the Fair Value of Our Assets (including hedging instruments) (1)	Projected Change in Stockholders' Equity
- 75 basis points	5.56%	(2)	0.34%	2.66%
- 50 basis points	4.45%	(2)	0.39%	2.99%
- 25 basis points	2.22%	(2)	0.26%	2.05%
No Change	—%		—%	—%
+ 25 basis points	(5.56)%		(0.39)%	(2.99)%
+ 50 basis points	(11.12)%		(0.89)%	(6.87)%
+ 75 basis points	(16.67)%		(1.48)%	(11.43)%
_____________

(1)	Analytics provided by The Yield Book® Software.

(2)
Given the historically low level of interest rates at June 30, 2016 and December 31, 2015, we reduced 3-month LIBOR and our repo borrowing rates by 10, 20 and 25 bps for the 25, 50, and 75 down net income scenarios at June 30, 2016, and 10, 25 and 35 bps, for the 25, 50, and 75 down net income scenarios at December 31, 2015. All other interest rate-sensitive instruments were calculated in accordance with the table.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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

The following table summarizes the Company's purchases of shares of its common stock during the six months ended June 30, 2016 (dollars in thousands except per share data):

Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share [1]	Dollar Value of Shares That May Yet Be Purchased [1]
January 1, 2016 - January 31, 2016	—	$—	$160,796
February 1, 2016 - February 29, 2016	—	—	160,796
March 1, 2016 - March 31, 2016	510,618	7.82	156,794
April 1, 2016 - April 30, 2016	—	—	156,794
May 1, 2016 - May 31, 2016	162,548	7.93	155,502
June 1, 2016 - June 30, 2016	—	—	155,502
Total	673,166	$7.85
____________

1  The Company repurchased shares of its common stock in open-market transactions pursuant to its share repurchase program, authorized by its Board of Directors and publicly announced on July 21, 2014. Pursuant to this authority, the Company may repurchase shares of its common stock up to $250 million in aggregate value. Between January 1, 2015 and June 30, 2016, the Company repurchased approximately $5.3 million in aggregate value of its common stock. As of June 30, 2016, the Company was authorized to repurchase shares of its common stock approximating $155.5 million.
Item 3. Defaults Upon Senior Securities
None.

Item 5. Other Information
None.
Item 6. Exhibits

(a)	Exhibits.

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Amendment and Restatement of CYS Investments, Inc.

3.2(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.3(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.4(3)	Articles of Amendment to the Articles of Amendment and Restatement

3.5(4)	Articles Supplementary of 7.75% Series A Cumulative Redeemable Preferred Stock

3.6(5)	Articles Supplementary of 7.50% Series B Cumulative Redeemable Preferred Stock

3.7(6)	Amended and Restated Bylaws of CYS Investments, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 101.INS XBRL	Instance Document (7)

Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document (7)

Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (7)

Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (7)

Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document (7)

Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (7)
_________________
*    Filed herewith.
**    Furnished herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File No. 333-142236).

(2)	Incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 10, 2010.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2011.

(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2012.

(5)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2013.

(6)	Incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 23, 2012.

(7)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2016 (Unaudited) and December 31, 2015 (Derived from the audited balance sheet at December 31, 2015); (ii) Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2016 and 2015; (iii) Consolidated Statements of Stockholders' Equity (Unaudited) for the six months ended June 30, 2016; (iv) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2016 and 2015; and (v) Notes to Consolidated Financial Statements (Unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYS INVESTMENTS, INC.

Dated: July 28, 2016	BY: /s/ JACK DECICCO
Jack DeCicco, CPA
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Articles of Amendment and Restatement of CYS Investments, Inc.

3.2(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.3(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.4(3)	Articles of Amendment to the Articles of Amendment and Restatement

3.5(4)	Articles Supplementary of 7.75% Series A Cumulative Redeemable Preferred Stock

3.6(5)	Articles Supplementary of 7.50% Series B Cumulative Redeemable Preferred Stock

3.7(6)	Amended and Restated Bylaws of CYS Investments, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 101.INS XBRL	Instance Document (7)

Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document (7)

Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (7)

Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (7)

Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document (7)

Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (7)
__________________
 *     Filed herewith.
**    Furnished herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File No. 333-142236).

(2)	Incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 10, 2010.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2011.

(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2012.

(5)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2013.

(6)	Incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 23, 2012.

(7)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2016 (Unaudited) and December 31, 2015 (derived from the audited balance sheet at December 31, 2015); (ii) Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2016 and 2015; (iii) Consolidated Statements of Stockholders' Equity (Unaudited) for the six months ended June 30, 2016 and 2015; (iv) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2016 and 2015; and (v) Notes to Consolidated Financial Statements (Unaudited).