Form 10-Q
period 2016-09-30
CYS Investments, Inc.
filed 2016-10-28
CIK 1396446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	October 27, 2016
Common Stock ($0.01 par value)	151,434,120

PART I. Financial Information
Item 1.         Financial Statements
CYS INVESTMENTS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars and shares in thousands)

	September 30, 2016	December 31, 2015*
	(Unaudited)
Assets:
Cash and cash equivalents	$2,192	$9,982
Investments in securities, at fair value:
Agency mortgage-backed securities (including pledged assets of $10,117,658 and $11,587,014, respectively)	11,742,018	12,927,996
U.S. Treasury securities (including pledged assets of $32,429 and $14,886, respectively)	49,891	99,711
Receivable for securities sold and principal repayments	2,598	1,084,844
Receivable for cash pledged as collateral	63,464	21,751
Interest receivable	33,273	34,563
Derivative assets, at fair value	29,869	100,778
Other investments	8,028	50,028
Other assets	2,787	1,051
Total assets	$11,934,120	$14,330,704
Liabilities and stockholders' equity:
Liabilities:
Repurchase agreements	$9,620,641	$8,987,776
FHLBC Advances, at fair value	—	2,098,701
Payable for securities purchased	424,476	1,475,974
Payable for cash received as collateral	10,882	18,534
Accrued interest payable	21,521	32,588
Accrued expenses and other liabilities	6,111	4,083
Dividends payable	42,264	4,410
Derivative liabilities, at fair value	50,240	14,024
Total liabilities	$10,176,135	$12,636,090
Stockholders' equity:
Preferred Stock, $0.01 par value, 50,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock, (3,000 shares issued and outstanding, respectively, $75,000 in aggregate liquidation preference)	$72,369	$72,369
7.50% Series B Cumulative Redeemable Preferred Stock, (8,000 shares issued and outstanding, respectively, $200,000 in aggregate liquidation preference)	193,531	193,531
Common Stock, $0.01 par value, 500,000 shares authorized (151,415 and 151,740 shares issued and outstanding, respectively)	1,514	1,517
Additional paid in capital	1,943,952	1,946,419
Retained earnings (accumulated deficit)	(453,381)	(519,222)
Total stockholders' equity	$1,757,985	$1,694,614
Total liabilities and stockholders' equity	$11,934,120	$14,330,704
* Derived from audited consolidated financial statements.
See Notes to consolidated financial statements (unaudited).

CYS INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income:
Agency RMBS	$68,602	$83,816	$224,101	$243,455
Other	1,059	166	1,868	1,909
Total interest income	69,661	83,982	225,969	245,364
Interest expense:
Repurchase agreements	17,265	10,232	50,062	29,450
FHLBC Advances	214	2,029	4,049	2,715
Total interest expense	17,479	12,261	54,111	32,165
Net interest income	52,182	71,721	171,858	213,199
Other income (loss):
Net realized gain (loss) on investments	18,155	(10,332)	55,716	17,356
Net unrealized gain (loss) on investments	(36,540)	106,154	154,661	4,944
Net unrealized gain (loss) on FHLBC Advances	—	(726)	(1,299)	(737)
Other income	308	300	1,158	458
Net realized and unrealized gain (loss) on investments, FHLBC Advances and other income	(18,077)	95,396	210,236	22,021
Swap and cap interest expense	(12,493)	(24,681)	(45,670)	(77,141)
Net realized and unrealized gain (loss) on derivative instruments	63,625	(100,597)	(121,434)	(146,918)
Net gain (loss) on derivative instruments	51,132	(125,278)	(167,104)	(224,059)
Total other income (loss)	33,055	(29,882)	43,132	(202,038)
Expenses:
Compensation and benefits	3,619	3,655	11,049	10,921
General, administrative and other	2,608	2,157	7,390	6,653
Total expenses	6,227	5,812	18,439	17,574
Net income (loss)	$79,010	$36,027	$196,551	$(6,413)
Dividends on preferred stock	(5,203)	(5,203)	(15,609)	(15,609)
Net income (loss) available to common stockholders	$73,807	$30,824	$180,942	$(22,022)
Net income (loss) per common share basic & diluted	$0.49	$0.20	$1.19	$(0.15)
Dividends declared per common share	$0.25	$0.26	$0.76	$0.84

See Notes to consolidated financial statements (unaudited).

CYS INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(dollars in thousands)

	Cumulative Redeemable Preferred Stock
	Series A	Series B	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2014	$72,369	$193,531	$1,618	$2,049,152	$(341,502)	$1,975,168
Net income (loss)	—	—	—	—	(6,413)	(6,413)
Issuance of common stock	—	—	5	(5)	—	—
Amortization of share based compensation	—	—	—	3,069	—	3,069
Repurchase and cancellation of common stock	—	—	(75)	(64,715)	—	(64,790)
Preferred dividends	—	—	—	—	(15,609)	(15,609)
Common dividends	—	—	—	—	(131,601)	(131,601)
Balance, September 30, 2015	$72,369	$193,531	$1,548	$1,987,501	$(495,125)	$1,759,824

Balance, December 31, 2015	$72,369	$193,531	$1,517	$1,946,419	$(519,222)	$1,694,614
Net income (loss)	—	—	—	—	196,551	196,551
Issuance of common stock	—	—	4	(4)	—	—
Amortization of share-based compensation	—	—	—	3,046	—	3,046
Repurchase and cancellation of common stock	—	—	(7)	(5,509)	—	(5,516)
Preferred dividends	—	—	—	—	(15,609)	(15,609)
Common dividends	—	—	—	—	(115,101)	(115,101)
Balance, September 30, 2016	$72,369	$193,531	$1,514	$1,943,952	$(453,381)	$1,757,985

See Notes to consolidated financial statements (unaudited).

CYS INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$196,551	$(6,413)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of share-based compensation	3,046	3,069
Amortization of premiums and discounts on investment securities	60,586	71,875
Amortization of premiums on interest rate cap contracts	13,125	13,125
Net realized (gain) loss on investments	(55,716)	(17,356)
Net unrealized (gain) loss on investments	(154,661)	(4,944)
Net realized and unrealized (gain) loss on derivative instruments	94,000	130,474
Net unrealized (gain) loss on FHLBC Advances	1,299	737
Change in assets and liabilities:
Interest receivable	1,290	1,376
Other assets	(1,736)	(167)
Accrued interest payable	(11,067)	(8,755)
Accrued expenses and other liabilities	2,028	388
Net cash provided by (used in) operating activities	148,745	183,409
Cash flows from investing activities:
Purchase of investment securities	(13,900,075)	(16,938,997)
Purchase of other investments	—	(42,003)
Proceeds from sale of available-for-sale investments	13,902,132	16,205,227
Proceeds from sale of other investments	42,000	—
Proceeds from paydowns of investment securities	1,383,532	1,508,403
Change in assets and liabilities:
Receivable for securities sold and principal repayments	1,082,246	(163,564)
Receivable for cash pledged as collateral	(41,713)	(60,551)
Payable for securities purchased	(1,051,498)	(524,866)
Payable for cash received as collateral	(7,652)	(34,130)
Net cash provided by (used in) investing activities	1,408,972	(50,481)
Cash flows from financing activities:
Proceeds from repurchase agreements	76,708,876	70,980,648
Repayments of repurchase agreements	(76,076,011)	(73,017,526)
Proceeds from FHLBC Advances	2,175,000	23,085,000
Repayments of FHLBC Advances	(4,275,000)	(20,985,000)
Net payments from repurchase of common stock	(5,516)	(64,790)
Dividends paid	(92,856)	(106,961)
Net cash provided by (used in) financing activities	(1,565,507)	(108,629)
Net increase (decrease) in cash and cash equivalents	(7,790)	24,299
Cash and cash equivalents - Beginning of period	9,982	4,323
Cash and cash equivalents - End of period	$2,192	$28,622
Supplemental disclosures of cash flow information:
Interest paid (excluding interest paid on interest rate swaps)	$53,474	$34,086
Net interest paid on interest rate swaps	$44,248	$67,067
Income taxes paid	$—	$—
Supplemental disclosures of non-cash flow information:
Dividends declared, not paid	$42,264	$44,659
See Notes to consolidated financial statements (unaudited).

CYS INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2016
These footnotes to our accompanying consolidated financial statements in this interim report should be read in conjunction with the footnotes to our Annual Report on Form 10-K, filed with the SEC on February 17, 2016 (the "2015 Annual Report").
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
In March 2015, our wholly-owned captive insurance subsidiary, CYS Insurance Services, LLC ("CYS Insurance"), was granted membership in the Federal Home Loan Bank ("FHLB") system, specifically in the FHLB of Cincinnati ("FHLBC"). Membership in the FHLBC obligates CYS Insurance to purchase FHLBC membership stock and activity stock, the latter being a percentage of the advances it obtains from the FHLBC. CYS Insurance seeks both short and long-term advances (collectively, "FHLBC Advances") from the FHLBC. On January 12, 2016, the Federal Housing Finance Agency ("FHFA") issued a final rule (the "Final Rule") amending its regulations governing FHLB Membership criteria for captive insurance companies. The Final Rule defines "insurance company" to exclude "captive insurers". Under this Final Rule, which became effective on February 19, 2016, CYS Insurance's membership in the FHLBC must be terminated within one year of the effective date and it will not be permitted to secure any new advances. As a result, all FHLBC Advances are required to be repaid no later than February 19, 2017. The Company repaid all outstanding FHLBC Advances prior to September 30, 2016. CYS Insurance continues to be a member of the FHLBC.
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
Reclassification
Commencing with the 2015 Annual Report, "Swap and cap interest expense", which up through September 30, 2015 was recognized as a separate component of "Total interest expense" in the consolidated statement of operations, is now recognized as a component of "Net gain (loss) on derivative instruments". This reclassification was made in order to record income, expenses and changes in fair value related to derivative instruments in one line item in the consolidated statements of operations, consistent with common industry practice. Prior period balances have been reclassified to conform to the current period presentation.
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. We may have bank balances in excess of federally insured amounts; however, we deposit our cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. We have not experienced, and do not expect, any losses on our cash or cash equivalents.
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

All valuations from third-party pricing services or broker quotes are non-binding. The pricing committee reviews all prices. To date, the Company has not adjusted any of the prices received from third-party pricing services or brokers. Our pricing review includes comparisons of similar market transactions, alternative third-party pricing services and broker quotes, or comparisons to a pricing model. To ensure proper characterization within the fair value hierarchy in ASC 820, Fair Value Measurement ("ASC 820"), the Company reviews the third-party pricing services methodologies periodically to ascertain which observable or unobservable inputs are being used. See Note 8, Fair Value Measurements, for additional details related to the fair value of the Company's assets and liabilities.

Derivative Instruments

Included in Derivative Instruments are interest rate swaps and interest rate caps and TBA Derivatives (defined below).

The Company uses interest rate swaps and caps (a "swap" or "cap", respectively) to economically hedge a portion of its exposure to market risks, including interest rate and extension risk. The objective of our risk management strategy is to reduce fluctuations in stockholders’ equity over a range of interest rate scenarios. In particular, we attempt to manage the risk of the cost of our variable rate liabilities increasing during a period of rising interest rates.
During the term of a swap or cap, the Company makes or receives periodic payments and records unrealized gains or losses as a result of marking the swap or cap to fair value. When the Company terminates a swap or cap, we record a realized gain or loss equal to the difference between the proceeds from (or the cost of) closing the transaction and the Company's cost basis in the contract, if any. We report the periodic payments and amortization of premiums on cap contracts under swap and cap interest expense in the accompanying unaudited consolidated statements of operations. Swaps involve a risk that interest rates will move contrary to the Company’s expectations, thereby increasing the Company’s payment obligation.
The Company's swaps and caps may be subject to a master netting arrangement ("MNA"). The Company is exposed to credit loss in the event of non-performance by the counterparty to the swap or cap limited to the fair value of collateral posted in excess of the fair value of the contract in a net liability position and the shortage of the fair value of collateral posted for the contract in a net asset position. As of September 30, 2016 and December 31, 2015, the Company did not anticipate non-performance by any counterparty. Should interest rates move contrary to the Company's expectations, the Company may not achieve the anticipated benefits of the interest rate swap or cap and may realize a loss.

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
Other Investments
CYS Insurance is a member of, and owns capital stock in, the FHLBC. As a condition of its membership in the FHLBC, CYS Insurance is required to maintain FHLBC stock, both for membership and for the level of advances from the FHLBC to CYS Insurance. The Company accounts for its investment in FHLBC stock as a cost method investment in "Other investments" in the accompanying consolidated balance sheets in accordance with ASC 325, Investments - Other. The Company periodically evaluates FHLBC stock for impairment in accordance with ASC 320—Investments—Debt and Equity Securities. Also included in other investments is a real estate asset which is recorded at fair value.
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
ASU 2016-15 Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15") (a consensus of the Emerging Issues Task Force)
On August 26, 2016, the FASB issued ASU 2016-15, which amends ASC 230, Statement of Cash Flows ("ASC 230), to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASC 230 lacks consistent principles for evaluating the classification of cash payments and receipts in the statement of cash flows. This has led to diversity in practice and, in certain circumstances, financial statement restatements. Consequently, the FASB issued ASU 2016-15 with the intent of reducing diversity in practice with respect to certain types of cash flows.

For public business entities, the guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for all entities.
Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively if retrospective application would be impracticable.
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
		December 15, 2016 (early adoption permitted)	This standard is not expected to change the way the Company accounts for share-based payments to employees or directors.

3. INVESTMENTS IN SECURITIES
The available-for-sale portfolio consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands):

September 30, 2016
Asset Type	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Fannie Mae Certificates
Fixed Rate	$8,649,826	$(319)	$163,095	$8,812,602
ARMs	257,141	—	3,100	260,241
Total Fannie Mae	8,906,967	(319)	166,195	9,072,843
Freddie Mac Certificates
Fixed Rate	2,579,340	(219)	26,445	2,605,566
ARMs	25,669	—	674	26,343
Total Freddie Mac	2,605,009	(219)	27,119	2,631,909
Ginnie Mae Certificates - ARMs	36,831	—	435	37,266
Total Agency RMBS	11,548,807	(538)	193,749	11,742,018
U.S. Treasuries	49,944	(53)	—	49,891
Total	$11,598,751	$(591)	$193,749	$11,791,909

December 31, 2015
Asset Type	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Fannie Mae Certificates
Fixed Rate	$11,142,798	$(45,018)	$74,891	$11,172,671
ARMs	260,394	(1,859)	1,860	260,395
Total Fannie Mae	11,403,192	(46,877)	76,751	11,433,066
Freddie Mac Certificates
Fixed Rate	1,379,566	(3,881)	11,822	1,387,507
ARMs	60,821	(727)	749	60,843
Total Freddie Mac	1,440,387	(4,608)	12,571	1,448,350
Ginnie Mae Certificates - ARMs	45,784	—	796	46,580
Total Agency RMBS	12,889,363	(51,485)	90,118	12,927,996
U.S. Treasuries	99,847	(136)	—	99,711
Total	$12,989,210	$(51,621)	$90,118	$13,027,707
The following table presents the gross unrealized loss and fair values of our available-for-sale investments by length of time that such securities have been in a continuous unrealized loss position as of September 30, 2016 and December 31, 2015 (in thousands):

	Unrealized loss positions for
	Less than 12 Months		Greater than 12 months		Total
As of	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
September 30, 2016	$1,237,721	$(591)	$—	$—	$1,237,721	$(591)
December 31, 2015	6,718,658	(50,318)	86,300	(1,303)	6,804,958	(51,621)

The following table summarizes the Company’s available-for-sale investments as of September 30, 2016 and December 31, 2015, according to their estimated weighted-average life classifications:

	September 30, 2016		December 31, 2015
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$5,392,970	$5,356,573	$6,130,300	$6,160,358
Greater than one year through five years	5,588,607	5,464,453	6,647,248	6,587,664
Greater than five years through ten years	810,332	777,725	250,159	241,188
Greater than ten years	—	—	—	—
Total	$11,791,909	$11,598,751	13,027,707	12,989,210
The following table summarizes our net realized gain (loss) from the sale of available-for-sale investments for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Available-for-sale investments, at cost	$7,041,173	$2,849,207	$13,846,416	$16,187,871
Proceeds from sale of available-for-sale investments	7,059,328	2,838,875	13,902,132	16,205,227
Net realized gain (loss) on sale of available-for-sale investments	$18,155	$(10,332)	55,716	17,356

Gross gain on sale of available-for-sale investments	$21,363	$18,210	63,489	80,592
Gross (loss) on sale of available-for-sale investments	(3,208)	(28,542)	(7,773)	(63,236)
Net realized gain (loss) on sale of available-for-sale investments	$18,155	$(10,332)	$55,716	$17,356
The components of the carrying value of available-for-sale securities at September 30, 2016 and December 31, 2015 are presented below. A premium purchase price is generally due to the average coupon interest rates on these investments being higher than prevailing market rates; similarly, a discount purchase price is generally due to the average coupon interest rate on these investments being lower than prevailing market rates.

(in thousands)	September 30, 2016	December 31, 2015
Principal balance	$11,159,693	$12,527,932
Unamortized premium	439,210	462,631
Unamortized discount	(152)	(273)
Gross unrealized gains	193,749	89,038
Gross unrealized losses	(591)	(51,621)
Fair value	$11,791,909	$13,027,707
The weighted-average coupon interest rate on the Company's Debt Securities as of September 30, 2016 and December 31, 2015 was 3.35% and 3.39%, respectively. Actual maturities of Agency RMBS are generally shorter than their stated contractual maturities (which range up to 30 years), because they are affected by the contractual lives of the underlying mortgages, periodic payments and principal prepayments.
As of September 30, 2016 and December 31, 2015, the range of final contractual maturities of the Company’s Agency RMBS portfolio was between 2024 and 2046, and the final maturities of the Company's U.S. Treasuries was 2018 and 2017, respectively.
Credit Risk

The Company believes it has minimal exposure to credit losses on its investment securities at September 30, 2016 and December 31, 2015 because it principally owns Debt Securities. Principal and interest payments on Agency RMBS are guaranteed by Freddie Mac and Fannie Mae, while principal and interest payments on Ginnie Mae RMBS and U.S. Treasuries are backed by the full faith and credit of the U.S. government.
In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. On August 5, 2011, Standard & Poor’s ("S&P") downgraded the U.S. government’s credit rating for the first time to AA+. Fitch Ratings Inc. ("Fitch") announced on October 15, 2013 that it had placed the U.S. government's credit rating on "negative watch". This was changed to "stable" on March 21, 2014 and Fitch reaffirmed the "stable outlook" on April 12, 2016. As of September 30, 2016 and December 31, 2015, S&P maintained a AA+ rating, while Fitch and Moody's rate the U.S. government AAA and Aaa, respectively. Because Fannie Mae and Freddie Mac remain under U.S. government conservatorship, the implied credit ratings of Agency RMBS are similarly rated. While the conservatorship, ratings downgrade and ratings watch appear not to have had a significant impact on the fair value of the Agency RMBS or U.S. Treasuries in the Company’s portfolio, these developments create a level of uncertainty regarding the credit risk of Debt Securities.
4. DERIVATIVE INSTRUMENTS
The Company enters into swaps and caps with the intent of managing our interest rate exposure. The Company had the following activity in interest rate swap and cap transactions during the nine months ended September 30, 2016 and 2015 (in thousands):

September 30, 2016			September 30, 2015
Trade Date	Transaction	Notional	Trade Date	Transaction	Notional
January 2016	Terminated	$(500,000)	January 2015	Terminated	$(400,000)
May 2016	Terminated	(2,200,000)	January 2015	Opened	500,000
May 2016	Opened	1,700,000	April 2015	Terminated	(400,000)
September 2016	Terminated	(500,000)	July 2015	Terminated	(500,000)
Net Decrease		$(1,500,000)	July 2015	Opened	750,000
			August 2015	Terminated	(500,000)
			August 2015	Opened	500,000
			September 2015	Terminated	(1,500,000)
			September 2015	Opened	1,400,000
			Net Decrease		$(150,000)
As of September 30, 2016 and December 31, 2015, the Company had pledged Debt Securities with a fair value of $69.8 million and $50.7 million, respectively, as collateral on swaps and caps. As of September 30, 2016 and December 31, 2015, the Company had pledged cash of $63.5 million and $21.8 million, respectively, as collateral on swaps and caps. As of September 30, 2016, the Company had Debt Securities of $11.5 million and cash of $10.5 million pledged to it as collateral for its derivative instruments. As of December 31, 2015, the Company had Debt Securities of $44.1 million and cash of $18.5 million pledged to it as collateral for its swaps and caps. The table below summarizes fair value information about our derivative and other hedging instrument assets and liabilities as of September 30, 2016 and December 31, 2015 (in thousands):

		September 30, 2016		December 31, 2015
Derivative and Other Hedging Instruments - Assets	Consolidated Balance Sheets	Notional	Fair Value	Notional	Fair Value
Interest Rate Swaps	Derivative assets, at fair value	$1,500,000	$1,342	$5,900,000	$39,435
Interest Rate Caps	Derivative assets, at fair value	2,500,000	15,917	2,500,000	61,343
TBA Derivatives	Derivative assets, at fair value	2,930,000	12,610	—	—
Total derivative assets at fair value		$6,930,000	$29,869	$8,400,000	$100,778

Derivative and Other Hedging Instruments - Liabilities	Consolidated Balance Sheets	Notional	Fair Value	Notional	Fair Value
Interest Rate Swaps	Derivative liabilities, at fair value	$4,950,000	$(46,762)	$2,050,000	$(14,024)
Interest Rate Caps	Derivative liabilities, at fair value	—	—	—	—
TBA Derivatives	Derivative liabilities, at fair value	800,000	(3,478)	—	—
Total derivative liabilities at fair value		$5,750,000	$(50,240)	$2,050,000	$(14,024)
The average notional value of the Company's TBA Derivatives during the three and nine months ended September 30, 2016 was $2,980.5 million and $1,992.1 million, respectively.
The following table presents information about the net realized and unrealized gain (loss) on swap, cap and TBA Derivatives for the three and nine months ended September 30, 2016 and 2015 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument Type	Location of Gain (Loss) on Derivative Instruments	2016	2015	2016	2015
Interest rate swaps and caps	Swap and cap interest expense	$(12,493)	$(24,681)	$(45,670)	$(77,141)
Interest rate swaps, caps and TBA Derivatives	Net realized and unrealized gain (loss) on derivative instruments	63,625	(100,597)	(121,434)	(146,918)
Interest rate swaps, caps and TBA Derivatives	Net gain (loss) on derivative instruments	$51,132	$(125,278)	$(167,104)	$(224,059)

The swap and cap notional was $8,950.0 million at September 30, 2016 compared to $10,450.0 million at December 31, 2015, and respectively 93.0% and 94.3% of our repo borrowings and FHLBC Advances at September 30, 2016 and December 31, 2015.

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

(in thousands)	September 30, 2016	December 31, 2015
Outstanding repurchase agreements	$9,620,641	$8,987,776
Outstanding FHLBC Advances	$—	$2,098,701
Interest accrued thereon	$8,020	$7,383
Weighted-average borrowing rate	0.77%	0.54%
Weighted-average remaining maturity (in days)	67.8	42.2
Fair value of pledged collateral(1)	$10,077,489	$11,548,930
 __________________

(1)	Collateral for repo borrowings and FHLBC Advances consists of Agency RMBS and U.S. Treasuries.
The following table presents the remaining contractual maturity of the repo borrowings and FHLBC Advances by collateral type as of September 30, 2016 and December 31, 2015 (in thousands):

	Remaining contractual maturity
September 30, 2016	Up to 30 days	30-90 days	Greater than 90 days	Total
Agency RMBS	$3,671,570	$3,014,821	$2,934,250	$9,620,641
U.S. Treasuries	—	—	—	—
Total	$3,671,570	$3,014,821	$2,934,250	$9,620,641

December 31, 2015
Agency RMBS	$7,579,885	$2,235,246	$924,394	$10,739,525
U.S. Treasuries	348,251	—	—	348,251
Total	$7,928,136	$2,235,246	$924,394	$11,087,776
At September 30, 2016 and December 31, 2015, our amount at risk with any individual counterparty related to our repo borrowings or FHLBC Advances was less than 2.3% of stockholders' equity, and our repo borrowings or FHLBC Advances with any individual counterparty were less than 6.5% and 14.7% of our total assets, respectively. The amount at risk is defined as the excess of the fair value of the securities, including accrued interest, and cash, pledged to secure the repurchase agreement, over the amount of the repurchase agreement liability adjusted for accrued interest.
Prior to the issuance of the Final Rule on January 12, 2016, pursuant to the FHLBC terms and conditions of membership and applicable credit policies, CYS Insurance was able to obtain long-term advances, secured by eligible collateral, including, but not limited to, residential mortgage-backed securities. As a direct result of the Final Rule, all FHLBC Advances are now required to be repaid on or before February 19, 2017. During the quarter ended September 30, 2016, the Company repaid all of its remaining FHLBC Advances. At December 31, 2015, we had $423.7 million in FHLBC Advances at fair value with initial maturities greater than one year with a related $0.5 million accrued interest expense in the accompanying consolidated balance sheets.
The FHLBC requires that CYS Insurance purchase and hold activity stock in the FHLBC in an amount equal to a specified percentage of outstanding FHLBC Advances. As of September 30, 2016 and December 31, 2015, CYS Insurance held a combined total of $3 thousand and $42.0 million, respectively, in FHLBC membership and activity stock that is included in "Other investments" in the accompanying unaudited consolidated balance sheets.
6. COMMITMENTS AND CONTINGENCIES

The Company enters into certain agreements that contain a variety of indemnifications, principally with broker-dealers. As of September 30, 2016 and December 31, 2015, no claims have been asserted against the Company under these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2016 and December 31, 2015.
The Company occupied leased office space for which the term expired on June 30, 2016. In September 2015, the Company entered into a new lease agreement with a commencement date of January 1, 2016, and an estimated rent commencement date of July 1, 2016 (the "New Lease"). The New Lease has an initial term of 84 months from the rent commencement date. Both leases have been classified as operating leases. The Company’s aggregate future minimum lease payments total approximately $2.6 million.  The following table details the lease payments (in thousands):

Years Ending December 31,	Lease Commitments
2016 (remaining)	$87
2017	353
2018	363
2019	373
2020	383
Thereafter	998
$2,557
7. PLEDGED ASSETS
Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our repo borrowings, FHLBC Advances, and derivative instruments by type, including securities pledged related to securities purchased or sold but not yet settled, as of September 30, 2016 and December 31, 2015 (in thousands):

September 30, 2016
Asset Type	Repurchase Agreements	Derivative Instruments	Forward Settling Trades (TBAs) (1)	Total
Agency RMBS - fair value	$10,080,545	$37,113	$—	$10,117,658
U.S. Treasuries - fair value	1,606	33,310	—	34,916
Accrued interest on pledged securities	27,012	147	—	27,159
Cash	—	63,464	—	63,464
Total	$10,109,163	$134,034	$—	$10,243,197

December 31, 2015
Asset Type	Repurchase Agreements and FHLBC Advances	Derivative Instruments	Forward Settling Trades (TBAs)	Total
Agency RMBS - fair value	$11,547,098	$37,657	$2,259	$11,587,014
U.S. Treasuries - fair value	1,832	13,054	—	14,886
Accrued interest on pledged securities	30,890	196	5	31,091
Cash	—	21,751	—	21,751
Total	$11,579,820	$72,658	$2,264	$11,654,742
 __________________

(1)	Excludes forward settling transactions classified as TBA Derivatives which are included in derivative instruments effective January 1, 2016.

Assets Pledged from Counterparties
If the estimated fair value of our investment securities pledged as collateral increases due to changes in interest rates or other factors, we may require counterparties to return collateral to us, which may be in the form of identical or similar securities, or cash. As of September 30, 2016 and December 31, 2015, we had assets pledged to us as collateral under our repurchase agreements, derivative agreements and TBAs as summarized in the tables below (in thousands):

September 30, 2016
Asset Type	Repurchase Agreements	Derivative Instruments	Forward Settling Trades (TBAs)(1)	Total
Agency RMBS - fair value	$2,643	$735	$—	$3,378
U.S. Treasuries - fair value	2,019	10,741	530	13,290
Accrued interest on pledged securities	13	53	2	68
Cash	—	10,470	412	10,882
Total	$4,675	$21,999	$944	$27,618

December 31, 2015
Asset Type	Repurchase Agreements	Derivative Instruments	Forward Settling Trades (TBAs)	Total
U.S. Treasuries - fair value	—	44,143	—	44,143
Accrued interest on pledged securities	—	209	—	209
Cash	—	18,534	—	18,534
Total	$—	$62,886	$—	$62,886
 __________________

(1)	Excludes forward settling transactions classified as TBA Derivatives which are included in derivative instruments effective January 1, 2016.
Cash collateral received is not restricted as to use and is recognized in "Cash and cash equivalents" with a corresponding amount recognized in "Payable for cash received as collateral" in the accompanying consolidated balance sheets. The Company's collateral received in the form of securities from counterparties is disclosed in Note 4, Derivative Instruments.
The Company’s Master Repurchase Agreements ("MRAs"), Master Securities Forward Transaction Agreements ("MSFTA") and ISDA Master Agreements ("ISDAs", and together with MRAs, the “Master Agreements”) generally provide (unless specified otherwise) that the Company may sell, pledge, rehypothecate, assign, invest, use, commingle, dispose of, or otherwise use in its business any posted collateral it holds, free from any claim or right of any nature whatsoever of the counterparty.  MSFTAs govern the considerations and factors surrounding the settlement of certain forward settling transactions, TBAs and secured borrowing transactions by and between the Company and our counterparties. As of September 30, 2016, $13.3 million of assets were pledged to the Company under the Master Agreements, of which $2.5 million were pledged by the Company to other counterparties at September 30, 2016.  Since title to these assets remain with the counterparty under the Master Agreements, none of these assets are reflected in the accompanying consolidated balance sheets.
Offsetting Assets and Liabilities
Certain of our repo borrowings and derivative transactions are governed by underlying agreements that generally provide for a right of offset under MNAs (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. Under U.S. GAAP, if the Company has a contractual right of offset, the Company may offset the related asset and liability and report the net amount in the accompanying consolidated balance sheets. However, the Company reports amounts subject to its MRAs and ISDAs in the consolidated balance sheets on a gross basis without regard to such rights of offset.

At September 30, 2016 and December 31, 2015, the Company's derivative assets and liabilities (by type) are as follows (in thousands):

September 30, 2016	Assets	Liabilities
Interest rate swap contracts	$1,342	$46,762
Interest rate cap contracts	15,917	—
TBA derivatives	12,610	3,478
Total derivative assets and liabilities	29,869	50,240
Derivatives not subject to a Master Netting Agreement	—	46,441
Total assets and liabilities subject to a Master Netting Agreement	$29,869	$3,799

December 31, 2015	Assets	Liabilities
Interest rate swap contracts	$39,435	$14,024
Interest rate cap contracts	61,343	—
Total derivative assets and liabilities	100,778	14,024
Derivatives not subject to a Master Netting Agreement	25,151	14,024
Total assets and liabilities subject to a Master Netting Agreement	$75,627	$—
Below are summaries of the Company's assets and liabilities subject to offsetting provisions (in thousands):

Assets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of	Description	Amount of Assets Presented in the Consolidated Balance Sheets	Instruments Available for Offset	Collateral Received(1)	Net Amount(2)
September 30, 2016	Derivative assets	$29,869	$2,095	$17,970	$9,804
December 31, 2015	Derivative assets	75,627	—	59,907	15,720

Liabilities			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of	Description	Amount of Liabilities Presented in the Consolidated Balance Sheets	Instruments Available for Offset	Collateral Pledged(1)	Net Amount(2)
September 30, 2016	Derivative liabilities	$3,799	$2,095	$1,704	$—
September 30, 2016	Repurchase agreements and FHLBC Advances	9,620,641	—	9,620,641	—
December 31, 2015	Derivative liabilities	—	—	—	—
December 31, 2015	Repurchase agreements and FHLBC Advances	11,086,477	42,003	11,044,474	—
______________

(1)	Collateral consists of Agency RMBS, U.S. Treasuries and Cash. Excess collateral pledged is not shown for financial reporting purposes.

(2)	Net amount represents the net amount receivable (in the case of assets) and payable (in the case of liabilities) to the counterparty in the event of default.

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
Excluded from the tables below are short-term financial instruments carried in our consolidated financial statements at cost basis, which is deemed to approximate fair value, primarily due to the short duration of these instruments, including cash and cash equivalents, receivables, payables, repo borrowings and FHLBC Advances with initial terms of one year or less.
We generally value swaps and caps using prices provided by broker quotations. Such broker quotations are based on the present value of fixed and projected floating rate cash flows over the term of the swap contract. Future cash flows are discounted to present value using swap rates provided by electronic data services or by brokers.
"Other investments" is comprised of our investment in FHLBC stock and our investment in a real estate asset. Investment in real estate is considered to be a Level 3 asset to which we periodically apply valuation techniques and/or impairment analysis. FHLBC stock of approximately $3 thousand and $42.0 million at September 30, 2016 and December 31, 2015, respectively, is excluded from Other investments in the table below as the Company accounts for this investment as a cost method investment and periodically evaluates it for impairment.
The following tables provide a summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis, as of September 30, 2016 and December 31, 2015 (in thousands):

September 30, 2016	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Agency RMBS	$—	$11,742,018	$—	$11,742,018
U.S. Treasuries	49,891	—	—	49,891
Other investments	—	—	8,025	8,025
Derivative assets	—	29,869	—	29,869
Total	$49,891	$11,771,887	$8,025	$11,829,803
Liabilities
FHLBC Advances	—	—	—	—
Derivative liabilities	—	50,240	—	50,240
Total	$—	$50,240	$—	$50,240

December 31, 2015	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Agency RMBS	$—	$12,927,996	$—	$12,927,996
U.S. Treasuries	99,711	—	—	99,711
Other investments	—	—	8,025	8,025
Derivative assets	—	100,778	—	100,778
Total	$99,711	$13,028,774	$8,025	$13,136,510
Liabilities
FHLBC Advances	—	423,701	—	423,701
Derivative liabilities	—	14,024	—	14,024
Total	$—	$437,725	$—	$437,725
The table below presents a reconciliation of changes in Other investments classified as Level 3 and measured at fair value on a recurring basis in the accompanying consolidated balance sheets for the three and nine months ended September 30, 2016 and 2015.

Level 3 Fair Value Reconciliation
(In thousands)	Three and Nine Months Ended September 30,
Other investments	2016	2015
Beginning balance Level 3 assets	$8,025	$8,025
Change in net unrealized gain (loss)	—	—
Gross purchases	—	—
Gross sales	—	—
Net gain (loss) on sales	—	—
Transfers into (out of) Level 3	—	—
Ending balance Level 3 assets	$8,025	$8,025

9. STOCKHOLDERS' EQUITY
The Company has authorized 500,000,000 shares of common stock having par value of $0.01 per share. As of September 30, 2016 and December 31, 2015, the Company had issued and outstanding 151,414,696 and 151,739,840 shares of common stock, respectively.
The Company has authorized 50,000,000 shares of preferred stock having a par value of $0.01 per share. As of September 30, 2016 and December 31, 2015, 3,000,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock ($25.00 liquidation preference) were issued and outstanding. As of September 30, 2016 and December 31, 2015, 8,000,000 shares of 7.50% Series B Cumulative Redeemable Preferred Stock ($25.00 liquidation preference) were issued and outstanding. The Series A Preferred Stock and Series B Preferred Stock is not redeemable before August 3, 2017 and April 30, 2018, respectively, except under circumstances where it is necessary to preserve the Company's qualification as a REIT, for federal income tax purposes, or the occurrence of a change of control. On or after August 3, 2017 and April 30, 2018, the Company may, at its option, redeem any or all of the shares of the Series A Preferred Stock and Series B Preferred Stock, respectively, at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the respective redemption date. The Series A Preferred Stock and Series B Preferred Stock have no stated maturity, and are not subject to a sinking fund requirement or mandatory redemption.
Equity Offerings
On May 23, 2014, the Company filed an automatically effective shelf registration statement on Form S-3 with the SEC. The Company may offer and sell, from time to time, shares of common stock, preferred stock and debt securities in one or more offerings pursuant to the prospectus that is a part of the registration statement. As of September 30, 2016, the Company had not issued any shares of common stock, preferred stock or debt securities under the prospectus.
Dividend Reinvestment and Direct Stock Purchase Plan ("DSPP")
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of common stock by reinvesting some or all cash dividends received on shares of common stock.

Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. For the nine months ended September 30, 2016 and 2015 the Company did not issue any shares under the plan. As of September 30, 2016 and December 31, 2015, there were approximately 4.1 million shares available for issuance under the plan.
Share Repurchase Program
On November 15, 2012, the Company announced that its Board of Directors authorized the repurchase of shares of the Company’s common stock having an aggregate value of up to $250 million. Pursuant to this program, through July 20, 2014, the Company repurchased approximately $115.7 million in aggregate value of its shares of common stock on the open market. On July 21, 2014, the Company announced that its Board of Directors authorized the repurchase of shares of the Company's common stock having an aggregate value of up to $250 million, which included approximately $134.3 million available for repurchase under the November 2012 authorization. Subsequently, during 2014 we repurchased 172,549 shares with a weighted-average purchase price of $8.88 per share for an aggregate of approximately $1.5 million and for the year ended December 31, 2015, the Company repurchased 10,559,493 shares with a weighted-average purchase price of $8.28 per share for an aggregate of approximately $87.7 million. For the nine months ended September 30, 2016, we repurchased 673,166 shares of the Company's common stock at a weighted-average purchase price of $7.85 per share, for an aggregate of approximately $5.3 million. For the nine months ended September 30, 2015, we repurchased 7,503,709 shares of the Company's common stock at a weighted-average purchase price of $8.59, for an aggregate of approximately $64.6 million. Accordingly, the Company was authorized to repurchase shares of its common stock of approximately $155.5 million and $183.9 million as of September 30, 2016 and September 30, 2015, respectively.
Restricted Stock Awards
For the nine months ended September 30, 2016 and 2015, the Company granted 378,029 and 480,736 shares of restricted stock, respectively, to certain of its directors, officers and employees.

10. EARNINGS PER SHARE
Components of the computation of basic and diluted earnings per share ("EPS") are as follows (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$79,010	$36,027	$196,551	$(6,413)
Less preferred stock dividends	(5,203)	(5,203)	(15,609)	(15,609)
Net income (loss) available to common stockholders	73,807	30,824	180,942	(22,022)
Less dividends paid:
Common shares	(37,599)	(39,976)	(114,312)	(130,703)
Unvested shares	(254)	(272)	(789)	(898)
Undistributed earnings (loss)	35,954	(9,424)	65,841	(153,623)
Basic weighted-average shares outstanding:
Common shares	150,378	154,633	150,520	156,821
Basic earnings (loss) per common share:
Distributed earnings	$0.25	$0.26	$0.76	$0.83
Undistributed earnings (loss)	0.24	(0.06)	0.43	(0.98)
Basic earnings (loss) per common share	$0.49	$0.20	$1.19	$(0.15)
Diluted weighted-average shares outstanding:
Common shares	150,378	154,633	150,520	156,821
Net effect of dilutive stock options (1)	—	—	—	—
	150,378	154,633	150,520	156,821
Diluted earnings (loss) per common share:
Distributed earnings	$0.25	$0.26	$0.76	$0.83
Undistributed earnings (loss)	0.24	(0.06)	0.43	(0.98)
Diluted earnings (loss) per common share	$0.49	$0.20	$1.19	$(0.15)
__________________

(1)
For the three and nine months ended September 30, 2016 and 2015, the Company had an aggregate of zero and 131,088 stock options outstanding, respectively, with a weighted-average exercise price of $30.00 that were not included in the calculation of EPS as they were out-of-the-money.

11. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through October 27, 2016, the date these financial statements were issued, and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the unaudited consolidated financial statements.

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
• our ability to convert our assets into cash and cash equivalents or extend the financing terms related to our assets;
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
Executive Overview
We seek to achieve our objective of earning consistent risk-adjusted investment income by investing on a leveraged basis primarily in Agency RMBS. These investments consist of residential mortgage pass-through securities for which the principal and interest payments are guaranteed by a government-sponsored enterprise, such as the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or by a U.S. government agency, such as the Government National Mortgage Association ("Ginnie Mae") (collectively referred to as "GSEs"). We also may invest in debt securities issued by the United States Department of Treasury ("U.S. Treasuries"), collateralized mortgage obligations issued by a government agency or GSE that are collateralized by Agency RMBS ("CMOs"), or securities issued by a GSE that are not backed by collateral but, in the case of government agencies, are backed by the full faith and credit of the U.S. government, and, in the case of GSEs, are backed by the integrity and creditworthiness of the issuer ("U.S. Agency Debentures").
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
We earn income from our investment portfolio which, as of September 30, 2016, was comprised principally of Debt Securities. We finance our investments primarily through borrowings under repurchase agreements ("repo borrowings"), and loans from the FHLBC ("FHLBC Advances"). We use leverage to seek to enhance our returns. Our economic net interest income, a non-GAAP measure, described in "Results of Operations" below, is generated primarily from the net spread, or difference, between the interest income we earn on our investment portfolio and the cost of our borrowings and hedging activities. The amount of economic net interest income we earn on our investments depends in part on our ability to control our financing costs, which comprise a significant portion of our operating expenses. Economic interest expense is comprised of interest expense, as computed in accordance with GAAP, plus swap and cap interest expense used to hedge our cost of funds, a component of net gain (loss) on derivative instruments in the Company’s consolidated statements of operations. The Company uses interest rate swaps to manage its exposure to changes in interest rates on its interest bearing liabilities by economically hedging cash flows associated with these borrowings. Presenting the contractual interest payments on interest rate swaps and caps with the interest paid on interest-bearing liabilities reflects the total contractual interest payments. This presentation depicts the economic cost of our financing strategy. Although we leverage our portfolio investments in Debt Securities to seek to enhance our potential returns, leverage also may exacerbate losses.
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
In March 2015, our captive insurance subsidiary, CYS Insurance Services, LLC ("CYS Insurance"), was granted membership in the FHLBC and commenced obtaining FHLBC Advances from the FHLBC in the form of secured borrowings. Membership in the FHLBC permitted CYS Insurance to access a variety of products and services offered by the FHLBC, and obligated CYS Insurance to purchase FHLBC membership and activity stock, the latter being a percentage of the advances it obtains from the FHLBC. As with our repo borrowings, if the value of any assets pledged to FHLBC as collateral for advances decreases, the FHLBC could require posting of additional collateral. On January 12, 2016, the Federal Housing Finance Agency ("FHFA") issued a final rule (the "Final Rule") amending its regulations governing FHLB Membership criteria for captive insurance companies. The Final Rule defines "insurance company" to exclude "captive insurers". Under this Final Rule, which became effective on February 19, 2016, CYS Insurance's membership in the FHLBC must be terminated within one year of the effective date and it will not be permitted to secure any new advances. In response to this action, during the quarter ended September 30, 2016 the Company repaid all of its remaining outstanding FHLB Advances. However, CYS Insurance continues to be a member of the FHLBC.
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
Trends and Recent Market Activity
Overview

In the third quarter of 2016 (the "Third Quarter"), both long-term and short-term interest rates moved somewhat higher, reversing the trends of the first half of 2016 (the "First Half"). Short-term borrowing rates and longer-term rates moved higher as the markets anticipated a Federal Reserve (the "Fed") rate hike in the fourth quarter of 2016. Expectations continue to be for the pace of these hikes to be very slow, which is reflected by the modest rise in longer term interest rates experienced during the Third Quarter. However, despite the Fed's desire to normalize short-term interest rates, the emerging economic data continues to be below the Fed's expectations, which has caused the bond market to continue to push out its expectations for a rate hike into late 2016. The Federal Open Market Committee ("FOMC") decided to leave the target federal funds rate (the "Fed Funds Target Rate") unchanged in their July and September meetings. Much of the concern about slow growth stems from sluggish economic conditions in Europe and China. Domestically, payroll growth appears steady, albeit at a moderate rate, and inflation continues to run below the Fed's two percent target. This data serves to reduce any imminent pressure on the Fed to continue its progress towards normalizing the Fed Funds Target Rate. As prospects for sustained economic growth continued to diminish during the Third Quarter, the bond market further pushed down its expectations for the terminal level of the Fed Funds Target Rate. Current FOMC guidance provides that the pace of rate increases is likely to be slower with only one rate hike in 2016, not the four 2016 rate hikes anticipated in December 2015, and a terminal Fed Funds Target Rate of less than 3% over the very long run (2020 and beyond). While the FOMC’s projections continue to move lower, they still remain substantially higher than bond market expectations.

Reflecting the bond market’s recognition of the Fed’s commitment to normalizing rates, despite the diminished prospects for economic growth, the bond market backed up and the yield on the 10-year U.S. Treasury rose to 1.59% at September 30, 2016, up 12 basis points ("bps") during the Third Quarter. Interest rate swaps, our primary hedging instruments, rose by even more, with the 5-year swap rates rising by 20 bps during the Third Quarter. While yields on U.S. Treasuries and interest rate swaps rose during the quarter, the prices of our Agency RMBS were mixed, with some increasing and others decreasing during the Third Quarter. In the aggregate, we recognized a net realized and unrealized loss on our investments of approximately $(18.4) million during the Third Quarter, offset by a $63.6 million net realized and unrealized gain on our interest rate hedges, resulting in an increase in book value.

While prepayments picked up in the Third Quarter, the wave of refinancing activity appears short-lived. CYS's portfolio prepaid at a weighted-average rate of 14.0% in the Third Quarter. With the rise in yields in the Third Quarter and the onset of slower housing turnover during the winter months, in addition to lower day counts, we expect that prepayments will fall over the next several months. As of September 30, 2016, we had substantial available liquidity of $1.24 billion, or 70.3% of our equity. At September 30, 2016, leverage, on a debt to equity basis, including TBA securities accounted for as derivatives ("TBA Derivatives"), was stable at 6.96:1 compared to 6.91:1 at June 30, 2016. At the beginning of the first quarter of 2016 (the "First Quarter"), our net duration gap was 0.74 years; net duration gap declined to 0.30 years at March 31, 2016; it was virtually unchanged at 0.35 years on June 30, 2016, and was 0.50 years at September 30, 2016.

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

Recent CYS Activity in Response to These Trends

In response to the conditions in and changes to the environment described above, the Company continues to monitor, reposition, and actively manage our investment portfolio, the structure of our borrowings and our hedge positions. During the First Quarter, in response to the Final Rule we replaced $1,450 million of FHLBC Advances with repo borrowings and leverage remained stable. During the Third Quarter, the Company repaid the $575.0 million of FHLBC Advances outstanding at June 30, 2016. Our duration gap increased to 0.50 at September 30, 2016 from 0.35 at June 30, 2016 and 0.30 at March 31, 2016. During the Third Quarter we continued to recycle out of a portion of 30-Year 4.0%, and 15-Year 3.0% Agency RMBS securities into 15-Year 2.5% Agency RMBS in anticipation of an increase in prepayments.

Financial Condition
Our Agency RMBS were purchased at a net premium to their face value generally due to the average interest rates on these investments being higher than the prevailing market rates at the time of purchase. As of September 30, 2016 and December 31, 2015 we had approximately $494.2 million and $462.6 million, respectively, of net unamortized premium included in the cost basis of our investments. TBA Agency RMBS, including those accounted for as derivatives, are included in the table below on a gross basis. Our Debt Securities portfolio including TBA Derivatives, consisted of the following assets:

				Weighted-Average
Coupon	Face Value (in 000's)	Fair Value (in 000's)	Amortized Cost Basis per Face Value (in 000's)	Loan Balance (in 000's)(1)	Loan Age (in months)(1)	3 Month CPR(1)(2)	Duration(3)
September 30, 2016
15 Year Agency Mortgage-Backed Securities
2.5%	$621,776	$644,657	$102.94	$328	3	5.3%	2.73
TBA 2.5% *	3,080,000	3,189,117	103.12	n/a	n/a	n/a	2.49
3.0%	2,555,742	2,686,304	102.70	260	28	12.8	2.51
3.5%	863,787	913,627	103.03	216	49	15.6	2.44
4.0%	115,378	122,550	101.06	168	67	14.6	2.39
4.5%	15,710	16,698	102.30	243	80	26.0	1.97
Subtotal	7,252,393	7,572,953	102.91	259	30	12.8	2.51
20 Year Agency Mortgage-Backed Securities
4.5%	42,226	46,353	102.70	214	74	19.2	2.11
30 Year Agency Mortgage-Backed Securities
3.5%	4,732,529	5,001,136	104.80	333	8	10.2	2.83
TBA 3.5%(5) *	(600,000)	(632,355)	105.02	n/a	n/a	n/a	2.43
4.0%	1,380,416	1,491,323	104.95	246	27	18.7	2.38
4.5%	121,088	133,004	106.67	282	65	23.4	2.27
Subtotal	5,634,033	5,993,108	104.85	312	13	12.8	2.75
Agency Hybrid ARMs
2.9%(4)	311,042	323,851	102.76	314	36	24.4	1.64
Subtotal	311,042	323,851	102.76	314	36	24.4	1.64
U.S. Treasuries
0.6%	50,000	49,891	99.89	n/a	n/a	n/a	1.73
Total	$13,289,694	$13,986,156	$103.72	$291	18	13.2%	2.59

December 31, 2015
15-Year Agency Mortgage-Backed Securities
3.0%	$4,840,936	$4,994,705	$103.16	$283	16	7.2%	3.46
TBA 3.0%	222,600	229,310	103.33	n/a	n/a	n/a	3.66
3.5%	1,014,790	1,064,726	103.15	220	41	9.8	3.05
4.0%	140,196	148,692	101.13	169	58	14.8	2.84
4.5%	20,152	21,432	102.51	243	71	14.7	2.45
Subtotal	6,238,674	6,458,865	103.12	270	22	7.9	3.38
20-Year Agency Mortgage-Backed Securities
4.5%	51,664	56,102	102.79	215	65	16.4	2.95
30-Year Agency Mortgage-Backed Securities
3.5%	2,741,525	2,830,295	103.70	328	7	3.3	4.88
TBA 3.5%	250,000	256,739	102.39	n/a	n/a	n/a	5.15
4.0%	2,321,917	2,461,698	105.20	277	16	9.6	4.01
TBA 4.0%	323,000	341,611	105.80	n/a	n/a	n/a	3.70
4.5%	143,081	154,869	106.78	283	56	16.3	3.65
Subtotal	5,779,523	6,045,212	104.44	304	12	6.2	4.44
Agency Hybrid ARMs
3.0%(4)	356,991	367,817	102.80	315	33	17.7	2.48
U.S. Treasuries
0.9%	100,000	99,711	99.85	n/a	n/a	n/a	1.89
Total	$12,526,852	$13,027,707	$103.69	$286	18	7.6%	3.83
__________________

(1)	TBAs are excluded from this calculation as they do not have a defined weighted-average loan balance or age until mortgages have been assigned to the pool.

(2)
The CPR ("Constant Prepayment Rate") represents the 3-month CPR of the Company’s Agency RMBS held at September 30, 2016 and December 31, 2015. The CPR experienced by the Company during the period may differ. Securities with no prepayment history are excluded from this calculation.

(3)
Duration measures the market price volatility of financial instruments as interest rates change, using Dollar Value of One Basis Point, or "DV01", methodology. We generally calculate duration using various third-party financial models and empirical data. Different models and methodologies can produce different estimates of duration for the same securities. Analytics provided by the Yield Book® software.

(4)	Coupon represents the weighted-average coupon of Agency Hybrid ARMs.

(5)	Includes $632.4 million of forward settling transactions at September 30, 2016.
*    Includes TBA Derivatives with a fair value of $2,194.2 million at September 30, 2016.

In October 2016, the monthly weighted-average experienced CPR of the Company's Debt Securities declined to 15.0% from 17.1% in September 2016.

Hedging Instruments
The Company utilizes interest rate swap and cap contracts (a "swap" or "cap", respectively) to hedge the interest rate risk associated with the financing of our Debt Securities portfolio. As of September 30, 2016, the Company held swaps with an aggregate notional of approximately $6.45 billion, a weighted-average fixed rate of 1.23%, and a weighted-average expiration of 3.3 years. The receive rate on the Company's swaps is 3-month LIBOR. At September 30, 2016, the Company had entered into caps with a notional of $2.50 billion, a weighted-average cap rate of 1.28%, and a weighted-average expiration of 3.3 years. Below is a summary of our interest rate swaps and caps as of September 30, 2016 and December 31, 2015:

			Weighted-Average
September 30, 2016	Number of Contracts	Notional (000's)	Rate	Maturity	Duration	Fair Value (000's)
Interest Rate Swaps	17	$6,450,000	1.23%	January 2020	(3.04)	$(45,421)
Interest Rate Caps	5	2,500,000	1.28%	January 2020	(1.44)	15,918
	22	$8,950,000	1.24%	January 2020	(2.59)	$(29,503)

December 31, 2015
Interest Rate Swaps	21	$7,950,000	1.29%	May 2019	(3.08)	$25,411
Interest Rate Caps	5	2,500,000	1.28%	January 2020	(2.39)	61,343
	26	$10,450,000	1.29%	July 2019	(2.91)	$86,754
The Company seeks to manage its exposure to interest rate risk by expanding and/or lengthening its hedging, and reducing its pay rate, if possible, when doing so. During the three months ended September 30, 2016, we terminated a swap with a notional of $0.5 billion and a weighted-average pay rate of 0.77%, and realized a gain of $0.7 million. During the nine months ended September 30, 2016 we terminated swaps with a combined notional of $3.20 billion with a weighted-average pay rate of 1.39%. The terminations resulted in a net realized loss of $(44.7) million for the nine months ended September 30, 2016. After the repositioning, our weighted-average fixed pay rate on swaps decreased to 1.23% at September 30, 2016 compared to 1.29% at December 31, 2015.
Our swap and cap notional was $8.95 billion at September 30, 2016 compared to $10.45 billion at December 31, 2015, and as a percentage of our repo borrowings and FHLBC Advances (collectively "Total Outstanding Borrowings") decreased to 93.0% at September 30, 2016 from 94.3% at December 31, 2015.
The Company does not consider TBA Derivatives to be hedging instruments.

Liabilities
We finance our assets through repo borrowings and FHLBC Advances. Repo borrowings and FHLBC Advances are secured by our assets and generally bear interest rates that have historically moved in close relationship to LIBOR. At September 30, 2016 and December 31, 2015, we had liabilities pursuant to repo borrowings and FHLBC Advances with 35 counterparties which are summarized below (dollars in thousands):

September 30, 2016			Weighted-Average
Original Days to Maturity by Collateral Type	Repo Borrowings and FHLBC Advances Outstanding	Percentage of Total	Interest Rate	Remaining Days to Maturity	Original Days to Maturity
Agency RMBS
≤ 30 Days	$1,470,975	15%	0.75%	18	27
> 30 to ≤ 60 Days	2,086,492	22%	0.71%	31	46
> 60 Days	6,063,174	63%	0.79%	93	141
Subtotal	$9,620,641	100%	0.77%	68	103

U.S. Treasuries
≤ 30 Days	$—	—%	—%	—	—

Total	$9,620,641	100%	0.77%	68	103

December 31, 2015			Weighted-Average
Original Days to Maturity by Collateral Type	Repo Borrowings and FHLBC Advances Outstanding	Percentage of Total	Interest Rate	Remaining Days to Maturity	Original Days to Maturity
Agency RMBS
≤ 30 Days	$751,592	7%	0.49%	7	30
> 30 to ≤ 60 Days	2,507,201	24%	0.48%	9	43
> 60 Days	7,055,732	66%	0.54%	37	88
Total	$10,314,525	97%	0.52%	28	73

U.S. Treasuries
> 30 to ≤ 60 Days	$348,251	3%	(0.13)%	2	13

Total	$10,662,776	100%	0.50%	27	71

			Weighted-Average
Original Days to Maturity	FHLBC Advances Outstanding (000's)	Percentage of Total	Interest Rate	Next Call Date	Maturity Date
Agency RMBS
> 360 Days	$425,000	100%	1.48%	May 2016	July 2018
In addition, as of September 30, 2016, we had an aggregate payable for securities purchased, a portion of which will be, or in the case of December 31, 2015, was financed through repo borrowings and FHLBC Advances, as summarized below (in thousands).

September 30, 2016
Settle Date	Face Value	Payable
October 2016	$406,042	$424,476

December 31, 2015
Settle Date	Face Value	Payable
January 2016	$963,097	$1,008,133
February 2016	200,000	211,550
March 2016	250,000	256,291
	$1,413,097	$1,475,974
Summary Financial Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2016	2015	2016	2015
Income Statement Data:
Interest income	$69,661	$83,982	$225,969	$245,364
Interest expense	17,479	12,261	54,111	32,165
Net interest income	52,182	71,721	171,858	213,199
Other income (loss):
Net realized and unrealized gain (loss) on investments, FHLBC Advances and other income	(18,077)	95,396	210,236	22,021
Net gain (loss) on derivative instruments	51,132	(125,278)	(167,104)	(224,059)
Total other income (loss)	33,055	(29,882)	43,132	(202,038)
Expenses:
Compensation and benefits	3,619	3,655	11,049	10,921
General, administrative and other	2,608	2,157	7,390	6,653
Total expenses	6,227	5,812	18,439	17,574
Net income (loss)	$79,010	$36,027	$196,551	$(6,413)
Dividend on preferred stock	(5,203)	(5,203)	(15,609)	(15,609)
Net income (loss) available to common stockholders	$73,807	$30,824	$180,942	$(22,022)
Net income (loss) per common share basic & diluted	$0.49	$0.20	$1.19	$(0.15)
Dividends per common share	$0.25	$0.26	$0.76	$0.84

Key Balance Sheet Metrics
Average settled Debt Securities (1)	$11,725,021	$13,099,727	$11,840,707	$13,014,827
Average total Debt Securities (2)	$13,596,739	$13,928,756	$13,271,207	$14,481,643
Average repurchase agreements and FHLBC Advances (3)	$10,223,051	$11,557,064	$10,378,241	$11,400,611
Average Debt Securities liabilities (4)	$12,094,769	$12,386,093	$11,808,741	$12,867,427
Average stockholders' equity (5)	$1,749,543	$1,790,420	$1,733,149	$1,893,647
Average common shares outstanding (6)	151,414	155,702	151,552	157,853
Leverage ratio (at period end) (7)	6.96:1	6.87:1	6.96:1	6.87:1
Book value per common share (at period end) (8)	$9.79	$9.62	$9.79	$9.62
Weighted-average amortized cost of Agency RMBS and U.S. Treasuries (9)	$103.72	$103.94	$103.72	$103.94

Key Performance Metrics*
Average yield on settled Debt Securities (10)	2.38%	2.56%	2.54%	2.51%
Average yield on total Debt Securities including Drop Income (11)	2.36%	2.59%	2.52%	2.53%
Average cost of funds (12)	0.68%	0.42%	0.70%	0.38%
Average cost of funds and hedge (13)	1.17%	1.28%	1.28%	1.28%
Adjusted average cost of funds and hedge (14)	0.99%	1.19%	1.13%	1.13%
Interest rate spread net of hedge (15)	1.21%	1.28%	1.26%	1.23%
Interest rate spread net of hedge including Drop Income (16)	1.37%	1.40%	1.39%	1.40%
Operating expense ratio (17)	1.42%	1.30%	1.42%	1.24%
Total stockholder return on common equity (18)	5.13%	2.39%	12.71%	(0.67)%

CPR (weighted-average experienced 1-month) (19)	14.0%	10.2%	11.4%	11.1%
___________

(1)	The average settled Debt Securities is calculated by averaging the month end cost basis of settled Debt Securities during the period.

(2)	The average total Debt Securities is calculated by averaging the month end cost basis of total Debt Securities and all TBA contracts during the period.

(3)	The average repurchase agreements and FHLBC Advances are calculated by averaging the month end repurchase agreements and FHLBC Advances balances during the period.

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

(8)	Book value per common share is calculated by dividing total stockholders' equity less the liquidation value of preferred stock at period end by common shares outstanding at period end.

(9)	The weighted-average amortized cost of Agency RMBS and U.S. Treasuries is calculated using the weighted-average amortized cost by security divided by the current face at period end.

(10)	The average yield on settled Debt Securities for the period is calculated by dividing total interest income by average settled Debt Securities.

(11)
The average yield on total Debt Securities including Drop Income for the period is calculated by dividing total interest income plus Drop Income by average total Debt Securities. Drop Income was $10.5 million and $6.3 million for the three months ended September 30, 2016 and 2015, respectively. Drop Income was $24.8 million and $28.9 million for the nine months ended September 30, 2016 and 2015, respectively. Drop Income is a component of our net realized and unrealized gain (loss) on investments and net realized and unrealized gain (loss) on derivative instruments in the accompanying unaudited consolidated statements of operations. Drop Income is the difference between the spot price and the forward settlement price for the same security on trade date. This difference is also the economic equivalent of the assumed net interest margin (yield minus financing costs) of the bond from trade date to settlement date. We derive Drop Income through utilization of forward settling transactions.

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

(17)	The operating expense ratio for the period is calculated by dividing operating expenses by average stockholders' equity.

(18)	The total stockholder return on common equity is calculated as the change in book value plus dividend distributions on common stock divided by book value at the end of the prior period.

(19)	The constant prepayment rate ("CPR") represents the weighted-average 1-month CPR of the Company's Agency RMBS during the period.

*	All percentages are annualized except total stockholder return on common equity.

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

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Non-U.S. GAAP Reconciliation:	2016	2015	2016	2015
Net income (loss) available to common stockholders	$73,807	$30,824	$180,942	$(22,022)
Net realized (gain) loss on investments	(18,155)	10,332	(55,716)	(17,356)
Net unrealized (gain) loss on investments	36,540	(106,154)	(154,661)	(4,944)
Net realized and unrealized (gain) loss on derivative instruments	(63,625)	100,597	121,434	146,918
Net unrealized (gain) loss on FHLBC Advances	—	726	1,299	737
Core Earnings	$28,567	$36,325	$93,298	$103,333
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

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Net interest income	$52,182	$71,721	$(19,539)	(27.2)%
Swap and cap interest expense	12,493	24,681	(12,188)	(49.4)%
Economic net interest income	$39,689	$47,040	$(7,351)	(15.6)%

Total interest expense	$17,479	$12,261	$5,218	42.6%
Swap and cap interest expense	12,493	24,681	(12,188)	(49.4)%
Economic interest expense	$29,972	$36,942	$(6,970)	(18.9)%

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Net interest income	$171,858	$213,199	$(41,341)	(19.4)%
Swap and cap interest expense	45,670	77,141	(31,471)	(40.8)%
Economic net interest income	$126,188	$136,058	$(9,870)	(7.3)%

Total interest expense	$54,111	$32,165	$21,946	68.2%
Swap and cap interest expense	45,670	77,141	(31,471)	(40.8)%
Economic interest expense	$99,781	$109,306	$(9,525)	(8.7)%

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
Net Income (Loss)
Net income available to common stockholders increased $43.0 million to $73.8 million for the three months ended September 30, 2016, compared to a net income of $30.8 million for the three months ended September 30, 2015, primarily due to a $164.2 million increase in net realized and unrealized gain on derivative instruments and a $12.2 million decrease in swap and cap interest expense, offset by a $142.7 million decrease in unrealized gain on investments and a $14.3 million decrease in total interest income in the Third Quarter compared to the third quarter of 2015. The major components of this increase are detailed below.
Interest Income and Asset Yield
Our principal source of income is interest income that we earn on our investment securities portfolio. Interest income, which consists primarily of interest income on Debt Securities, decreased by $14.3 million to $69.7 million for the Third Quarter, as compared to $84.0 million for the three months ended September 30, 2015. Our interest income decreased as a result of a decrease in average settled Debt Securities, coupled with a decrease in the average yield on settled Debt Securities to 2.38% at September 30, 2016 from 2.56% at September 30, 2015. The factors driving this decrease are changes both in the size of our investment securities portfolio and the related yield, as shown below (in thousands):

Change in Size		Change in Yield		Change in Size & Yield
Change in average settled	$(1,374,706)	Change in average yield	(0.19)%	Change in average settled	$(1,374,706)
2015 average annualized yield	2.56%	2015 average settled	$13,099,727	Change in average yield	(0.19)%
Quarterly change	$(8,813)	Quarterly change	$(6,154)	Quarterly change	$646
				Total change	$(14,321)
Our average settled Debt Securities for the Third Quarter was $11.7 billion, compared to $13.1 billion for the three months ended September 30, 2015. Our annualized average yield on settled Debt Securities for the Third Quarter was 2.38%, compared to 2.56% for the three months ended September 30, 2015.
The decrease in the average yield largely resulted from an increase in prepayment speeds, a decline in average settled Debt Securities and portfolio repositioning toward the end of the prior quarter when we recycled out of a portion of 30-Year 4.0% and 3.0% Agency RMBS securities into 15-Year 2.5% Agency RMBS and U.S. Treasuries in anticipation of an increase in prepayments. The Third Quarter weighted-average experienced CPR increased to 14.0% compared to 10.2% for the three months ended September 30, 2015 while amortization expense decreased $0.8 million to $22.1 million from $22.9 million in the third quarter of 2015 for the reasons described above, which include a decrease in the average settled Debt Securities of $11.73 billion for the Third Quarter, compared to $13.10 billion during the three months ended September 30, 2015.
Economic Interest Expense and Cost of Funds
Economic interest expense for the Third Quarter, which consists of interest expense from repo borrowings, FHLBC Advances, and swap and cap contracts, decreased $6.9 million to $30.0 million, as compared to $36.9 million for the three months ended September 30, 2015. Interest expense from repo borrowings and FHLBC Advances increased by $5.2 million to $17.5 million for the Third Quarter, compared to $12.3 million for the three months ended September 30, 2015 due to higher cost of funds. Our weighted-average cost of funds rose to 0.68% in the Third Quarter from 0.42% in the third quarter of 2015. Our average repo borrowings and FHLBC Advances decreased to $10,223.1 million for the Third Quarter from $11,557.1 million for the three months ended September 30, 2015, consistent with the decrease in average settled Debt Securities during the Third Quarter as compared to the quarter ended September 30, 2015. The table below illustrates the result of changes to the average amount of repurchase agreements and FHLBC Advances outstanding and the related rates on interest expense during the three months ended September 30, 2016 and 2015 (in thousands):

Change in Size		Change in Rate		Change in Size & Yield
Change in average outstanding	$(1,334,013)	Change in average rate	0.26%	Change in average outstanding	$(1,334,013)
2015 average rate	0.42%	2015 average outstanding	$11,557,064	Change in average rate	0.26%
Quarterly change	$(1,415)	Quarterly change	$7,499	Quarterly change	$(866)
				Total change	$5,218
Swap and cap interest expense decreased by $12.2 million to $12.5 million in the Third Quarter, compared to $24.7 million in the three months ended September 30, 2015. The decrease in swap and cap interest expense was partially the result of a decrease in the average aggregate swap and cap notional by $687.5 million to $9,325.0 million in the Third Quarter from

$10,012.5 million in the three months ended September 30, 2015, and more significantly attributable to the decrease in the average swap and cap rate to 0.54% in the Third Quarter from 0.99% in the three months ended September 30, 2015, as shown in the table below (in thousands):

Change in Size		Change in Rate		Change in Size & Rate
Change in average notional outstanding	$(687,500)	Change in average rate	(0.45)%	Change in average notional outstanding	$(687,500)
2015 average rate	0.99%	2015 average notional outstanding	$10,012,500	Change in average rate	(0.45)%
Quarterly change	$(1,695)	Quarterly change	$(11,267)	Quarterly change	$774
				Total change	$(12,188)
Our annualized weighted-average cost of funds including hedge was 1.17% for the Third Quarter, as compared to 1.28% for the three months ended September 30, 2015. The components of our cost of funds including hedge are (i) rates on our Total Outstanding Borrowings, (ii) rates on our swaps and caps, (iii) the size of our Total Outstanding Borrowings, and (iv) the total notional amount of our swaps and caps.
Economic Net Interest Income
Our economic net interest income for the Third Quarter was $39.7 million, and our interest rate spread, net of hedge, was 1.21%, compared to economic net interest income of $47.0 million and an interest rate spread, net of hedge, of 1.28% for the three months ended September 30, 2015. The decrease in our economic net interest income was principally due to a decrease in average settled Debt Securities and an increase in total interest expense, offset by a decrease in swap and cap interest expense during the Third Quarter compared to September 30, 2015. While our economic net interest income is influenced significantly by the size of our portfolio and overall interest rate levels, we believe our interest rate spread net of hedge is an important performance indicator.
Other Income (Loss)
For the Third Quarter, our total other income (loss) was $33.1 million compared to a loss of $(29.9) million for the three months ended September 30, 2015. The major components contributing to the change in total other income (loss) are discussed below.
Gain (Loss) on Investments and Drop Income
During the Third Quarter, our net realized and unrealized gain (loss) on investments changed by $114.2 million to a $(18.4) million net loss, compared to a net gain of $95.8 million for the three months ended September 30, 2015. This change was driven by a decrease in the prices of our Agency RMBS for the Third Quarter, as compared to an increase in the prices of all our Agency RMBS for the three months ended September 30, 2015. For example, during the Third Quarter, the price of a 15-year 3.5% Agency RMBS decreased $0.56 to $105.42, and during the three months ended September 30, 2015, it increased $0.28 to $105.64. During the Third Quarter, the price of a 30-year 3.5% Agency RMBS stayed unchanged at $105.55, and during the three months ended September 30, 2015, the price increased $1.50 to $104.39.
During the three months ended September 30, 2016 and 2015, we generated Drop Income of approximately $10.5 million and $6.3 million, respectively. The higher Drop Income during the Third Quarter was primarily due to higher volumes of forward settling transactions from which we derive Drop Income and a more advantageous market. During the Third Quarter, the average gross balance in the combined TBA Securities and TBA Derivatives portfolio was $1.9 billion, a $1.1 billion increase compared to the average gross balance of $0.8 billion for the three months ended September 30, 2015. Drop Income is a component of our net realized and unrealized gain (loss) on investments and our net realized and unrealized gain (loss) on derivative instruments in the accompanying unaudited consolidated statements of operations and is therefore excluded from Core Earnings. Drop Income is the difference between the spot price and the forward settlement price for the same Agency RMBS on the trade date. This difference is also the economic equivalent of the assumed interest rate spread net of hedge (yield less financing costs) of the Agency RMBS from trade date to settlement date. The Company derives Drop Income through utilization of forward settling transactions of Agency RMBS. The TBA market became more attractive in the Third Quarter and we executed higher volumes of forward settling transactions than during the third quarter of 2015.

Net unrealized gain (loss) on FHLBC Advances
During the Third Quarter, the Company repaid the remaining $575.0 million in FHLBC Advances outstanding at June 30, 2016. For the Third Quarter the net unrealized loss on FHLBC Advances was $0.0 million. For the three months ended September 30, 2015 the net unrealized loss on FHLBC Advances was $(0.7) million. The loss was primarily due to a decline in interest rates resulting in a decrease in the fair value of the liability during the third quarter of 2015 as 3-year swap rates decreased from 1.25% at June 30, 2015 to 0.98% at September 30, 2015.
Net Gain (Loss) on Derivative Instruments
Net gain (loss) on derivative instruments is comprised of net swap and cap interest expense and net realized and unrealized gain (loss) on derivative instruments. Net realized and unrealized gain (loss) on derivative instruments was $63.6 million (comprised of $51.2 million net realized and unrealized gain on swap and cap contracts, and $12.4 million net realized and unrealized gain on TBA Derivatives) for the Third Quarter, compared to a loss of $(100.6) million (comprised entirely of a net realized and unrealized loss on swap and cap contracts) for the three months ended September 30, 2015. The change in net realized and unrealized gain (loss) on derivative instruments for the three months ended September 30, 2016 was primarily due to an increase in interest rates during the Third Quarter, which caused our derivative instruments to increase in value. A decrease in rates during the third quarter of 2015 caused a decrease in the value of our derivative instruments. Our swaps and caps are designed principally to protect us in an environment of increasing interest rates. In the Third Quarter, we terminated a short duration swap with a notional of $0.5 billion and a weighted-average pay rate of 0.77% on which we realized a gain of $0.7 million. During the three months ended September 30, 2016 and 2015, 5-year swap rates increased by 20 bps and decreased by 41 bps, respectively.
Operating Expenses
Operating expenses were $6.2 million for the Third Quarter, compared to $5.8 million for the three months ended September 30, 2015.
Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Net Income
Net income available to common stockholders increased $202.9 million to $180.9 million for the nine months ended September 30, 2016, compared to a net loss of $(22.0) million for the nine months ended September 30, 2015. The increase in net income during the nine months ended September 30, 2016 is primarily attributable to a $149.7 million increase in net unrealized gain on investments, a $38.4 million increase in net realized gain on investments, an approximate $31.4 million decrease in swap and cap interest expense, a $25.5 million decrease in net realized and unrealized losses on derivative instruments, offset by a $21.9 million increase in interest expense, and a $19.4 million decrease in interest income. Details follow regarding each of the aforementioned components.
Interest Income and Asset Yield
Interest income decreased by $19.4 million to $226.0 million for the nine months ended September 30, 2016, as compared to $245.4 million for the nine months ended September 30, 2015. The decrease in our interest income is largely due to a decrease in average settled Debt Securities during the nine months ended September 30, 2016, offset by a slight increase in the yield on our investments, as shown below (in thousands):

Change in Size		Change in Yield		Change in Size & Yield
Change in average settled	$(1,174,120)	Change in average yield	0.03%	Change in average settled	$(1,174,120)
2015 average yield	2.51%	2015 average settled	$13,014,827	Change in average yield	0.03%
Change	$(22,135)	Change	$3,012	Change	$(272)
				Total change	$(19,395)
Our average settled Debt Securities for the nine months ended September 30, 2016 was $11.8 billion, compared to $13.0 billion for the nine months ended September 30, 2015. Our annualized yield on average settled Debt Securities for the nine months ended September 30, 2016 was 2.54%, as compared to 2.51% for the nine months ended September 30, 2015. The increase in our yield was primarily attributable to less amortization expense for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 on a decline in average settled Debt Securities. The annualized rate of portfolio prepayments for the nine months ended September 30, 2016 and 2015 was 11.4% and 11.1%, respectively. Our amortization expense was $60.6 million for the nine months ended September 30, 2016, compared to $71.9 million for the nine months ended September 30, 2015.

Economic Interest Expense and Cost of Funds
Economic interest expense, which consists of interest expense from repo borrowings, FHLBC Advances and interest rate swaps and caps, decreased $9.5 million to $99.8 million for the nine months ended September 30, 2016, from $109.3 million for the nine months ended September 30, 2015.
Interest expense from Total Outstanding Borrowings increased by $21.9 million to $54.1 million for the nine months ended September 30, 2016, compared to $32.2 million for the nine months ended September 30, 2015 due to an increase in the cost of funds. Our weighted-average cost of funds rose to 0.70% during the nine months ended September 30, 2016 from 0.38% for the nine months ended September 30, 2015. Our average Total Outstanding Borrowings decreased to $10.4 billion for the nine months ended September 30, 2016 from $11.4 billion for the nine months ended September 30, 2015, consistent with the decrease in the settled Debt Securities portfolio at September 30, 2016 as compared to September 30, 2015. The table below illustrates the result of changes to the amount of repurchase agreements and FHLBC Advances outstanding and rates on interest expense during the nine months ended September 30, 2016 and 2015 (in thousands):

Change in Size		Change in Rate		Change in Size & Yield
Change in average outstanding	$(1,022,370)	Change in average rate	0.32%	Change in average outstanding	$(1,022,370)
2015 average rate	0.38%	2015 average outstanding	$11,400,611	Change in average rate	0.32%
Change	$(2,884)	Change	$27,276	Change	$(2,446)
				Total change	$21,946
Swap and cap interest expense decreased by approximately $31.4 million, to $45.7 million during the nine months ended September 30, 2016, compared to $77.1 million during the nine months ended September 30, 2015. The decrease in swap and cap interest expense is attributable in part to a $365.0 million decrease in the average aggregate swap and cap notional to $9.7 billion for the nine months ended September 30, 2016, from $10.1 billion for the nine months ended September 30, 2015, and more significantly to a decrease in the average swap and cap rate to 0.63% during the nine months ended September 30, 2016 from 1.02% in the nine months ended September 30, 2015, as shown in the table below (in thousands):

Change in Size		Change in Rate		Change in Size & Rate
Change in average notional outstanding	$(365,000)	Change in average rate	(0.39)%	Change in average notional outstanding	$(365,000)
2015 average rate	1.02%	2015 average notional outstanding	$10,065,000	Change in average rate	(0.39)%
Change	$(2,797)	Change	$(29,753)	Change	$1,079
				Total change	$(31,471)
Our annualized weighted-average cost of funds, including hedges, remained unchanged at 1.28% for the nine months ended September 30, 2016 and 2015. The components of our cost of funds including hedge are (i) rates on our Total Outstanding Borrowings, (ii) rates on our interest rate swaps and caps, (iii) the size of our Total Outstanding Borrowings, and (iv) the total notional amount of the interest rate swaps and caps.
Economic Net Interest Income
Our economic net interest income for the nine months ended September 30, 2016 was $126.2 million, and our interest rate spread, net of hedge, was 1.26% compared to economic net interest income of $136.1 million and an interest rate spread net of hedge of 1.23% for the nine months ended September 30, 2015. The decrease in our economic net interest income was principally due to a decrease in average settled Debt Securities and higher total interest expense which was offset by a $31.4 million decrease in swap and cap interest expense during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Gain (Loss) on Investments and Drop Income
Net realized and unrealized gain on investments increased by $188.1 million to a net gain of $210.4 million for the nine months ended September 30, 2016, compared to a net gain of $22.3 million for the nine months ended September 30, 2015. This change was driven by an increase in the prices of our Agency RMBS for the nine months ended September 30, 2016, as compared to a less significant increase in the prices of our Agency RMBS for the nine months ended September 30, 2015. To illustrate, during the nine months ended September 30, 2016 the price of a 30-Yr. 3.5% Agency RMBS increased $2.32 to $105.55, and during the nine months ended September 30, 2015 the price for the same security increased $0.09 to $104.39. During the nine months ended September 30, 2016, the price of a 15-year 3.0% Agency RMBS increased $1.90 to $104.98, and during the nine months ended September 30, 2015, the price increased $0.19 to $104.17.
During the nine months ended September 30, 2016 and 2015, we generated Drop Income of approximately $24.8 million and $28.9 million, respectively. The decrease in Drop Income during the nine months ended September 30, 2016 as compared to the comparable prior year period was primarily attributable to less advantageous financing in the forward market, which resulted in a decrease in the amount of drop income recognized during the nine months ended September 30, 2016, while the volume of forward settling transactions remained relatively unchanged.
Net unrealized gain (loss) on FHLBC Advances
During the nine months ended September 30, 2016, the Company repaid the remaining $2.1 billion in FHLBC Advances outstanding at December 31, 2015. We held $425.0 million of FHLBC Advances with an initial maturity greater than one year and a weighted-average maturity of 2.8 years at September 30, 2015. For the nine months ended September 30, 2016 the net unrealized loss on FHLBC Advances was $(1.3) million. The unrealized loss was primarily due to repaying the remaining FHLBC Advances at par for the nine months ended September 30, 2016. For the nine months ended September 30, 2015 the net unrealized loss on FHLBC Advances was $(0.7) million. The loss was primarily due to a slight decrease in interest rates during the nine months ended September 30, 2015 as 3-year swap rates decreased from 1.30% on December 31, 2014 to 0.98% at September 30, 2015.
Net Gain (Loss) on Derivative Instruments
Net gain (loss) on derivative instruments is comprised of net realized and unrealized gain (loss) on swaps and caps and TBA Derivatives. Net realized and unrealized gain (loss) on derivative instruments was $(121.4) million (comprised of $(147.9) million net realized and unrealized loss on swap and cap contracts, and $26.5 million net realized and unrealized gain on TBA Derivatives) for the nine months ended September 30, 2016, compared to a loss of $(146.9) million (comprised entirely of net realized and unrealized gain (loss) on swap and cap contracts) for the nine months ended September 30, 2015. The change in net realized and unrealized gain (loss) on derivative instruments for the nine months ended September 30, 2016 and 2015 was primarily due to changes in interest rates during the nine months ended September 30, 2016 which caused the value of our derivative instruments to decrease.
During the nine months ended September 30, 2016 and 2015, 5-year swap rates decreased by 56 bps and decreased by 39 bps, respectively. The average interest rate swap and cap notional amount was $9,700.0 million for the nine months ended September 30, 2016 compared to $10,065.0 million for the nine months ended September 30, 2015.
Operating Expenses
Operating expenses were $18.4 million and $17.6 million for the nine months ended September 30, 2016 and 2015, respectively.
Contractual Obligations and Commitments
The following table summarizes the principal balances related to our repo borrowings and FHLBC Advances and the related interest expense thereon, and office lease at September 30, 2016 and December 31, 2015 (in thousands):

September 30, 2016	Within One Year	One to Three Years	Three to Five Years	Thereafter	Total
Repurchase agreements and FHLBC Advances	$9,620,641	$—	$—	$—	$9,620,641
Interest expense on repurchase agreements and FHLBC Advances, based on rates at September 30, 2016	22,773	—	—	—	22,773
Long-term operating lease obligation	350	731	771	706	2,558
Total	$9,643,764	$731	$771	$706	$9,645,972

December 31, 2015	Within One Year	One to Three Years	Three to Five Years	Thereafter	Total
Repurchase agreements and FHLBC Advances	$10,662,776	$425,000	$—		$11,087,776
Interest expense on borrowings under repurchase agreements and FHLBC Advances, based on rates at December 31, 2015	17,972	9,564	—		27,536
Long-term operating lease obligation	327	716	756	999	2,798
Total	$10,681,075	$435,280	$756	$999	$11,118,110
At September 30, 2016 and December 31, 2015, we held the following interest rate swap and cap contracts (in thousands):
As of September 30, 2016

Interest Rate Swaps	Weighted-Average	Notional	Fair
Expiration Year	Fixed Pay Rate	Amount	Value
2017	0.82%	$1,000,000	$1,264
2018	1.00%	1,500,000	(557)
2020	1.45%	1,750,000	(22,083)
2021	1.21%	1,700,000	(3,157)
2022	1.98%	500,000	(20,887)
Total	1.23%	$6,450,000	$(45,420)

Interest Rate Caps	Weighted-Average	Notional	Fair
Expiration Year	Cap Rate	Amount	Value
2019	1.34%	$800,000	$2,988
2020	1.25%	1,700,000	12,929
Total	1.28%	$2,500,000	$15,917

As of December 31, 2015

Interest Rate Swaps	Weighted-Average	Notional	Fair
Expiration Year	Fixed Pay Rate	Amount	Value
2017	0.82%	$2,250,000	$8,968
2018	1.16%	2,000,000	2,913
2019	1.75%	800,000	(7,148)
2020	1.49%	2,000,000	19,989
2022	1.93%	900,000	689
Total	1.29%	$7,950,000	$25,411

Interest Rate Caps	Weighted-Average	Notional	Fair
Expiration Year	Cap Rate	Amount	Value
2019	1.34%	$800,000	$13,811
2020	1.25%	1,700,000	47,532
Total	1.28%	$2,500,000	$61,343

We enter into certain agreements that contain a variety of indemnification obligations, principally with our brokers and counterparties for interest rate swap contracts and repo borrowings. We have not incurred any costs to defend a lawsuit or settle claims related to these indemnification obligations. The maximum potential future payment amount we could be required to pay under these indemnification obligations cannot be reasonably estimated. Accordingly, we recorded no liabilities for these agreements as of September 30, 2016 and December 31, 2015. In addition, as of September 30, 2016 and December 31, 2015, we had $424.5 million and $1,476.0 million of payable for securities purchased, respectively, a portion of which either will be or was financed through repo borrowings and/or FHLBC Advances.

Off-Balance Sheet Arrangements
As of September 30, 2016 and December 31, 2015, we did not maintain relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2016 and December 31, 2015, we had not guaranteed obligations of unconsolidated entities or entered into commitments or had any intent to provide funding to any such entities.
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
As of September 30, 2016 and December 31, 2015, we had approximately $1.2 billion and $1.1 billion, respectively, in Agency RMBS, U.S. Treasuries, and cash and cash equivalents available to satisfy future margin calls. The following table presents our unencumbered liquid assets as a percentage of stockholders' equity as of September 30, 2016:

	Carrying Value as of
Unencumbered Liquid Assets	September 30, 2016	December 31, 2015
Cash and cash equivalents	$2,192	$9,982
U.S. Treasuries	28,264	29,257
Agency RMBS	1,205,425	1,080,990
Total liquid assets	$1,235,881	$1,120,229
Unencumbered liquid assets as % of total stockholders' equity	70.3%	66.2%
From inception through September 30, 2016 we have maintained sufficient liquidity to satisfy all margin calls. No assurance can be given that we will be able to satisfy requests from our lenders to post additional collateral in the future. During the nine months ended September 30, 2016, we maintained an average liquidity level of approximately 59% and never less than 47% of stockholders' equity.
During the Third Quarter we had average repo borrowings and FHLBC Advances outstanding of $10.2 billion with an average cost of funds of 0.68%, and during the third quarter of 2015 we had average repo borrowings and FHLBC Advances of $11.6 billion with an average cost of funds of 0.42%.  At September 30, 2016, repo borrowing financing was generally stable but at higher rates relative to the third quarter of 2015. Repo borrowing rates were between 0.58% and 0.92% for 30-90 day repo borrowings during the Third Quarter as compared to 0.37% and 0.59% for 30-90 day repo borrowings in the third quarter of 2015.

On January 12, 2016, the FHFA issued a Final Rule amending its regulations governing FHLB membership criteria for captive insurance companies, which has terminated our ability to access additional advances from the FHLBC and required all outstanding advances with the FHLBC to be repaid on or before February 19, 2017.  Certain FHLBC Advances had an original term of three years and were callable by the Company after the one-year anniversary of the advance and thereafter every six months.  As a direct result of the Final Rule, during the First Quarter the Company replaced $1.5 billion of FHLBC Advances with its existing repo counterparties.  The Company further reduced outstanding FHLBC Advances to $575 million as of June 30, 2016, and repaid the remaining $575.0 million of FHLBC Advances outstanding at June 30, 2016 prior to September 30, 2016.   As with our repo borrowings, if the value of any assets pledged to FHLBC as collateral for advances decreased, the FHLBC could require posting of additional collateral.
During the Third Quarter, the Company redeemed $23.0 million of FHLBC activity stock in connection with the repayment of FHLBC Advances during the quarter.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. As of September 30, 2016 and December 31, 2015, we had access to 49 counterparties, subject to certain conditions, located throughout North America, Europe and Asia. At September 30, 2016 repo borrowings with any individual counterparty were less than 8% of our Total Outstanding Borrowings. The table below includes a summary of the percent of total borrowings with counterparties by region as of September 30, 2016 and December 31, 2015:

	September 30, 2016
Counterparty Region	Number of Counterparties	Percent of Total Outstanding Borrowings
North America	22	62.5%
Europe	8	23.2%
Asia	5	14.3%
	35	100.0%

	December 31, 2015
Counterparty Region	Number of Counterparties	Percent of Total Outstanding Borrowings
North America	22	64.4%
Europe	8	21.8%
Asia	5	13.8%
	35	100.0%
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
The credit arrangement pursuant to which CYS Insurance maintains FHLBC Advances (the "FHLBC Arrangement") involves observance by CYS Insurance of the rules of FHLBC membership, is subject to the FHLBC's credit policies, and is governed by the terms and conditions of a blanket security agreement, and the consent and guaranty of the Company.  The FHLBC Arrangement requires CYS Insurance to transfer additional securities to the FHLBC in the event the value of the securities then held by the FHLBC falls below specified levels, and contains events of default in cases where we or the FHLBC breaches our respective obligations under the FHLBC Arrangement.  An event of default or termination event under the FHLBC Arrangement would give the FHLBC the option to terminate all FHLBC Advances existing with us and make any amount due by us to the FHLBC immediately payable. As mentioned above, on January 12, 2016, the FHFA issued a Final Rule amending its regulations governing FHLB membership criteria for captive insurance companies, which has terminated our ability to access additional advances from the FHLBC. At September 30, 2016, we had no remaining FHLBC Advances outstanding.
We receive margin calls from our counterparties in the ordinary course of business similar to other entities in the specialty finance business. We receive two types of margin calls from our counterparties. The first, known as a "factor call", is a margin call that occurs periodically and relates to the timing difference between the reduction of principal balances of our Agency RMBS, due to monthly principal payments on the underlying mortgages, and the receipt of the corresponding cash. The second type of margin call we may receive is a "valuation call", which occurs due to market and interest rate movements. Both factor and valuation margin calls occur if the total value of our assets pledged as collateral to a counterparty drops beyond a threshold level, typically between $100,000 and $500,000 (although no such minimum applies under the FHLBC Arrangement). Both types of margin calls require a dollar for dollar restoration of the margin shortfall. Similarly, we may initiate a margin call to a counterparty when the value of our assets pledged as collateral with the counterparty increases above the threshold level, thereby increasing our liquidity upon receipt of the collateral. All unrestricted cash and cash equivalents plus any unpledged securities are available to satisfy margin calls.
Our collateral is generally valued on the basis of prices provided by recognized bond market sources agreed to by the parties involved. Inputs to the models used by pricing sources may include, but are not necessarily limited to, reported trades, executable bid and asked prices, broker quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. Our MRAs contain mostly standard provisions for the valuation of collateral. These agreements typically provide that both the repurchase seller (the borrower) and the repurchase buyer (the lender) value the collateral on a daily basis. Each party uses prices that it obtains from generally recognized pricing sources, or the most recent closing bid quotation from such a source. If the buyer, or the seller, as the case may be, determines that additional collateral is required, it may call for the delivery of such collateral. Under certain of our repurchase agreements, in limited circumstances, such as when a pricing source is not available, our lenders have the right to determine the value of the collateral we have provided to secure our repurchase borrowings. In instances where we have agreed to permit our lenders to make a determination of the value of such collateral, such lenders are expected to act reasonably and in good faith in making such valuation determinations.
An event of default or termination event under the standard master repurchase agreement would give our counterparty the option to terminate all repurchase transactions existing with us and make any amount due by us to the counterparty immediately payable.
During the nine months ended September 30, 2016 and 2015, we recorded $1.4 billion and $1.5 billion of principal repayments, respectively, and received $227.3 million and $243.0 million of interest payments, respectively. We held cash and cash equivalents of $2.2 million and $10.0 million at September 30, 2016 and December 31, 2015, respectively. For the nine months ended September 30, 2016 and 2015, net cash provided by operating activities was $148.7 million and $183.4 million, respectively. For the nine months ended September 30, 2016 and 2015, net cash provided by (used in) investing activities was $1.4 billion and $(50.5) million, respectively. For the nine months ended September 30, 2016 and 2015, net cash provided by (used in) financing activities was $(1.6) billion and $(108.6) million, respectively.
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
From time to time we raise capital through the sale and issuance of our capital stock. On May 23, 2014, we filed an automatically effective shelf registration statement on Form S-3 with the SEC. We may offer and sell, from time to time, shares of common stock, preferred stock and debt securities in one or more offerings pursuant to the prospectus that is a part of the registration statement. As of September 30, 2016, we had not issued any shares of common stock, preferred stock or debt securities under the prospectus.
Another vehicle to raise capital is our Direct Share Purchase Program ("DSPP"), through which stockholders may purchase additional shares of common stock by reinvesting some or all of the cash dividends received on shares of common stock. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. We did not issue any shares under the plan during the nine months ended September 30, 2016 and 2015. As of September 30, 2016 and December 31, 2015, there were approximately 4.1 million shares available for issuance under the DSPP.
For the nine months ended September 30, 2016, we repurchased 673,166 shares of the Company's common stock at a weighted-average purchase price of $7.85 per share, for an aggregate of approximately $5.3 million. Accordingly, the Company was authorized to repurchase shares of its common stock approximating $155.5 million as of September 30, 2016 pursuant to its stock repurchase program. For the nine months ended September 30, 2015, we repurchased 7,503,709 shares of the Company's common stock at a weighted-average purchase price of $8.59 per share, for an aggregate of approximately $64.6 million. Accordingly, the Company was authorized to repurchase shares of its common stock approximating $183.9 million as of September 30, 2015.

Quantitative and Qualitative Disclosures about Short-Term Borrowings
The following table discloses quantitative data about our repo borrowings and short-term FHLBC advances during the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Outstanding at period end	$9,621	$10,928	$9,621	$10,928
Weighted-average rate at period end	0.77%	0.44%	0.77%	0.44%
Average outstanding during period (1)	$10,111	$11,245	$10,086	$11,268
Weighted-average rate during period	0.68%	0.39%	0.67%	0.36%
Largest month end balance during period	$10,787	$11,690	$10,787	$11,984

_______________

(1)	Calculated based on the average month end balance of repurchase agreements and FHLBC Advances with initial maturities less than one year.
The Company's borrowing rates were higher in the three months ended September 30, 2016 than in the corresponding three months ended September 30, 2015 due primarily to the FOMC raising the federal funds rate by 25 bps on December 16, 2015. Overall we continue to experience a stable financing environment. During the nine months ended September 30, 2016 the Company replaced $2.1 billion of FHLBC Advances with repo borrowings from its existing counterparties. This change did not have a significant impact on our total interest expense. During the Third Quarter, the Company repaid the $575.0 million of FHLBC Advances outstanding at June 30, 2016. From quarter to quarter, fluctuations occur in our repo borrowings and FHLBC Advances that are well correlated with the expansion and contraction of our investment portfolio. Though it varies by quarter, we currently expect borrowings for approximately 80-85 percent of our investment portfolio.
At September 30, 2016 and December 31, 2015, our amount at risk with any individual counterparty related to our repo borrowings or FHLBC Advances was less than 2.3% of stockholders' equity, and our repo borrowings or FHLBC Advances with any individual counterparty were less than 6.5% and 14.7% of our total assets, respectively.

Inflation
Our assets and liabilities are sensitive to interest rate and other related factors to a greater degree than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with U.S. GAAP and our dividend distributions are determined by our Board of Directors based in large part on our REIT taxable income as calculated according to the requirements of the Internal Revenue Code. In each case, our activities and balance sheet are measured with reference to fair value without considering inflation.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of September 30, 2016 and December 31, 2015, the primary component of our market risk was interest rate risk, as described below. While we do not seek to avoid risk completely, we do believe that risk can be quantified from historical experience, and actively managed, to earn sufficient returns to justify taking risks and to maintain capital levels consistent with the risks we undertake. Our Board of Directors exercises oversight of risk management in many ways, including overseeing our senior management’s risk-related responsibilities and reviewing management and investment policies and performance against these policies and related benchmarks. See "Business—Risk Management Strategy" in our 2015 Annual Report for a further discussion of our risk management practices.
Interest Rate Risk
We are subject to interest rate risk in connection with our investments in Debt Securities and our related debt obligations, which are generally repo borrowings and FHLBC Advances of limited duration that are periodically refinanced at current market rates. We seek to manage this risk through utilization of derivative contracts, primarily interest rate swap and cap contracts.
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
We are a party to interest rate swap and cap contracts as of September 30, 2016 and December 31, 2015 described in detail under Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments" in this Quarterly Report.

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
Interest Rate Cap Risk. Both the ARMs and hybrid ARMs that collateralize our Agency RMBS are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the security’s interest yield may change during any given period. However, our borrowing costs will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, the interest costs on our borrowings could increase without limitation by caps while the interest rate yields on our Agency RMBS would effectively be limited by caps. This problem will be magnified to the extent that we acquire Agency RMBS that are collateralized by hybrid ARMs that are not fully indexed. In addition, the underlying mortgages may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on our Agency RMBS than we need in order to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which could have an adverse effect on our financial condition, cash flows and results of operations.
Interest Rate Mismatch Risk.  We intend to fund a substantial portion of our acquisitions of Agency RMBS with borrowings that, after the effect of hedging, have interest rates based on indices and repricing terms similar to, but of shorter maturities than, the interest rate indices and repricing terms of the Agency RMBS. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our Agency RMBS and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Therefore, our cost of funds would likely rise or fall more quickly than would our earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact our financial condition, cash flows and results of operations. To manage interest rate mismatches, we may utilize the hedging strategies discussed above.
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
Prepayment Risk
Prepayments are the full or partial repayment of principal prior to the original contractual maturity of a mortgage loan, and typically occur due to refinancing of mortgage loans. Prepayment rates for existing Agency RMBS generally increase when prevailing mortgage interest rates fall, and vice-versa. In addition, prepayment rates on Agency RMBS collateralized by ARMs and hybrid ARMs generally increase when the difference between long-term and short-term interest rates declines or becomes negative, and vice-versa. Additionally, the majority of Agency RMBS we own were purchased at a premium. The prepayment of such Agency RMBS at a rate faster than anticipated would result in an increase in the amount of amortization expense recognized.
We seek to manage our prepayment risk by investing in Agency RMBS with (i) a variety of prepayment characteristics, (ii) prepayment prohibitions and penalties and (iii) prepayment protections, as well as by purchasing Agency RMBS at a discount.
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
The following sensitivity analysis table estimates the impact of our interest rate-sensitive investments and repo borrowing liabilities on our net income, fair value of our assets, and change in stockholders' equity, exclusive of the effect of changes in fair value on our net income, at September 30, 2016 and December 31, 2015, assuming a static portfolio and an instantaneous increase and decrease in rates of 25, 50 and 75 bps:
September 30, 2016

Change in Interest Rates	Projected Change in Our Net Income (1)		Projected Change in the Fair Value of Our Assets (including hedging instruments) (1)	Projected Change in Stockholders' Equity
- 75 basis points	12.63%	(2)	(0.06)%	(0.48)%
- 50 basis points	10.11%	(2)	0.10%	0.81%
- 25 basis points	5.05%	(2)	0.13%	1.00%
No Change	—%		—%	—%
+ 25 basis points	(12.63)%		(0.28)%	(2.23)%
+ 50 basis points	(25.27)%		(0.71)%	(5.62)%
+ 75 basis points	(37.90)%		(1.24)%	(9.84)%
December 31, 2015

Change in Interest Rates	Projected Change in Our Net Income		Projected Change in the Fair Value of Our Assets (including hedging instruments) (1)	Projected Change in Stockholders' Equity
- 75 basis points	5.56%	(2)	0.34%	2.66%
- 50 basis points	4.45%	(2)	0.39%	2.99%
- 25 basis points	2.22%	(2)	0.26%	2.05%
No Change	—%		—%	—%
+ 25 basis points	(5.56)%		(0.39)%	(2.99)%
+ 50 basis points	(11.12)%		(0.89)%	(6.87)%
+ 75 basis points	(16.67)%		(1.48)%	(11.43)%
_____________

(1)	Analytics provided by The Yield Book® Software.

(2)
Given the historically low level of interest rates at September 30, 2016 and December 31, 2015, we reduced 3-month LIBOR and our repo borrowing rates by 10, 20 and 25 bps for the 25, 50, and 75 down net income scenarios at September 30, 2016, and 10, 25 and 35 bps, for the 25, 50, and 75 down net income scenarios at December 31, 2015. All other interest rate-sensitive instruments were calculated in accordance with the table.

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
We seek to manage our prepayment risk primarily by investing in Agency RMBS with a variety of prepayment characteristics.
We seek to manage our counterparty risk by (i) diversifying our exposure across a broad number of counterparties, (ii) limiting our exposure to any one counterparty, and (iii) monitoring the financial stability of our counterparties.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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

The following table summarizes the Company's purchases of shares of its common stock during the nine months ended September 30, 2016 (dollars in thousands except per share data):

Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share [1]	Dollar Value of Shares That May Yet Be Purchased [1]
January 1, 2016 - January 31, 2016	—	$—	$160,796
February 1, 2016 - February 29, 2016	—	—	160,796
March 1, 2016 - March 31, 2016	510,618	7.82	156,794
April 1, 2016 - April 30, 2016	—	—	156,794
May 1, 2016 - May 31, 2016	162,548	7.93	155,502
June 1, 2016 - June 30, 2016	—	—	155,502
July 1, 2016 - July 31, 2016	—	—	155,502
August 1, 2016 - August 31, 2016	—	—	155,502
September 1, 2016 - September 30, 2016	—	—	155,502
Total	673,166	$7.85
____________
1  The Company repurchased shares of its common stock in open-market transactions pursuant to its share repurchase program, authorized by its Board of Directors and publicly announced on July 21, 2014. Pursuant to this authority, the Company may repurchase shares of its common stock up to $250 million in aggregate value. Between January 1, 2015 and September 30, 2016, the Company repurchased approximately $5.3 million in aggregate value of its common stock. As of September 30, 2016, the Company was authorized to repurchase shares of its common stock approximating $155.5 million.
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

(7)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2016 (Unaudited) and December 31, 2015 (Derived from the audited balance sheet at December 31, 2015); (ii) Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statements of Stockholders' Equity (Unaudited) for the nine months ended September 30, 2016; (iv) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2016 and 2015; and (v) Notes to Consolidated Financial Statements (Unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYS INVESTMENTS, INC.

Dated: October 27, 2016	BY: /s/ JACK DECICCO
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

(7)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2016 (Unaudited) and December 31, 2015 (derived from the audited balance sheet at December 31, 2015); (ii) Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statements of Stockholders' Equity (Unaudited) for the nine months ended September 30, 2016 and 2015; (iv) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2016 and 2015; and (v) Notes to Consolidated Financial Statements (Unaudited).