Form 10-K
period 2016-12-31
CYS Investments, Inc.
filed 2017-02-17
CIK 1396446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-K
________________________________________________________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,246,994,758 based on the closing price on the New York Stock Exchange as of June 30, 2016.
Number of the registrant's common stock outstanding as of January 31, 2017: 151,456,805
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement with respect to its 2017 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant's fiscal year are incorporated by reference into Part II, Item 5 and III hereof as noted therein.

CYS INVESTMENTS, INC.

PART I
Item 1. Business

In this Annual Report on Form 10-K, we refer to CYS Investments, Inc. as "we," "us," "our company," or "our," unless we specifically state otherwise or the context indicates otherwise.
Please refer to the section titled “Glossary of Terms” located at the end of Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for definitions of some of the commonly used terms in this annual report on Form 10-K.
Forward Looking Statements
When used in this Annual Report on Form 10-K, in future filings with the Securities and Exchange Commission ("SEC") or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as "believe," "expect," "anticipate," "estimate," "plan," "continue," "intend," "should," "may" or similar expressions, are intended to identify "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and, as such, may involve known and unknown risks, uncertainties and assumptions. The forward-looking statements we make in this Annual Report on Form 10-K include, but are not limited to, statements about the following:

•	the effect of movements in interest rates on our assets and liabilities (including our hedging instruments) and our net income;

•	our investment, financing and hedging strategies;

•	the effect of U.S. government actions on interest rates and the housing and credit markets, government sponsored entities and the economy;

•	the effect of actual or proposed actions and anticipated progress announced by the Federal Housing Finance Agency ("FHFA");

•	the effect of actual or proposed actions of the U.S. Federal Reserve (the "Fed") with respect to monetary policy, interest rates, inflation or unemployment;

•	the supply and availability of Agency RMBS;

•	the effect of increased prepayment rates on the value of our assets;

•	our ability to convert our assets into cash and cash equivalents or extend the financing terms related to our assets;

•	the effect of widening credit spreads or shifts in the yield curve on the value of our assets and investment strategy;

•	the types of indebtedness we may incur;

•	our ability to quantify risks based on historical experience;

•	our ability to be taxed as a real estate investment trust ("REIT") and to maintain an exemption from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act");

•	the tax limitations of capital loss carryforwards;

•	our assessment of counterparty risk and/or the rise of counterparty defaults;

•	our ability to meet short-term liquidity requirements with our cash flow from operations and borrowings;

•	the effect of rising interest rates on unemployment, inflation and mortgage supply and demand;

•	our liquidity;

•	changes in our investment guidelines and the composition of our investment portfolio;

•	our asset valuation policies; and

•	our dividend distribution policy.
Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following describe some, but not all, of the factors that could cause actual results to vary from our forward-looking statements:

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
Our Company
We are a specialty finance company created with the objective of achieving consistent risk-adjusted investment income.  We have elected to be taxed as a REIT for federal income tax purposes. We were formed as a Maryland corporation on January 3, 2006, commenced operations in February 2006 and completed the initial public offering of our common stock in June 2009. We conduct all of our business through and hold all of our assets in CYS Investments, Inc. and its subsidiaries.
Investment Strategy
We invest in Agency RMBS collateralized by fixed rate single-family residential mortgage loans (primarily 15 and 30 years), ARMs, which have coupon rates that reset monthly, or Hybrid ARMs, which have a coupon rate that is fixed for an initial period (typically three, five, seven or 10 years) and thereafter resets at regular intervals. In addition, our investment guidelines permit investments in collateralized mortgage obligations issued by a government agency or government-sponsored entity that are collateralized by Agency RMBS ("CMOs"), although we had no investments in CMOs as of December 31, 2016 and 2015. In addition, we invest in debt securities issued by the United States Department of the Treasury (the "U.S. Treasury") or a government-sponsored entity that are not backed by collateral but, in the case of government agencies, are backed by the full faith and credit of the U.S. government ("U.S. Treasuries"), and, in the case of government-sponsored entities, are backed by the integrity and creditworthiness of the issuer ("U.S. Agency Debentures").

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
Our income is generated primarily from the difference, or net spread, between the interest income we earn on our investment portfolio and the cost of our borrowings and hedging activities. We believe the most prudent approach to generating a positive net spread is to manage our liabilities to mitigate the interest rate risks of our investments. We seek to achieve this result by employing short-term financing for our Agency RMBS portfolio in combination with interest rate swaps and caps to hedge the interest rate risk associated with the financing of our portfolio. In the future, we may employ other hedging techniques from time to time, including interest rate floors, collars and Eurodollar and U.S. Treasury futures, to protect against adverse interest rate movements.
Since our investments vary by interest rate, prepayment speed and maturity, the leverage or borrowings that we employ to fund our asset purchases cannot be precisely matched to the terms or performance of our assets. Based on our experience, because our assets are not match-funded, changes in interest rates may impact our net income and the market value of our assets. Our approach to managing our investment portfolio is to take a longer term view of assets and liabilities, such that our net income and mark-to-market valuations at the end of a financial reporting period will not significantly influence our strategy of maximizing cash distributions to stockholders and achieving capital appreciation over the long-term.
Investment Sourcing
We source the majority of our investments through relationships with a large and diverse group of financial intermediaries, ranging from major commercial and investment banks to specialty investment dealers and brokerage firms.
Investment Process
Management evaluates each of our investment opportunities based on its expected risk-adjusted investment income relative to the investment income available from other comparable investments. Management also evaluates new opportunities based on their relative expected returns compared to the securities held in our portfolio. The terms of any leverage available to us for use in funding an investment purchase are also taken into consideration, as are potential risks posed by illiquidity or correlations with other securities in our portfolio.
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

Financing Strategy
We employ leverage to finance a portion of our Agency RMBS portfolio and seek to increase potential returns to our stockholders. Our use of leverage may, however, have the effect of increasing losses when securities in our portfolio decline in value. Generally, we expect our leverage to be between five and ten times. Taking into account actions and guidance provided by the Board of Governors of the Federal Reserve System ("The Fed") about the future path of the target federal funds rate ("Federal Funds Rate"), the Fed's goal of reducing asset purchases, the ongoing interest-rate volatility in the mortgage and bond markets, and prevailing global and U.S. economic market conditions, we currently expect our leverage to remain in the middle of this range. At December 31, 2016, our leverage ratio was approximately 7.06:1, up from 6.77:1 at December 31, 2015. We calculate our leverage by dividing our (i) borrowings under repurchase agreements ("repo borrowings") and advances from the Federal Home Loan Bank of Cincinnati ("FHLBC" and "FHLBC Advances") plus payable for securities purchased minus receivable for securities sold plus the net TBA Derivative positions by (ii) stockholders' equity,
We finance our Agency RMBS investments using repo borrowings with a diversified group of broker dealers and commercial and investment banks. Utilizing repo borrowings enables us to borrow against the value of our assets. Under repurchase agreements, we sell our assets to a counterparty and agree to repurchase the same assets from the counterparty at a price equal to the original sales price plus an interest factor. As a borrower, we are subject to margin calls from counterparties if the value of the collateral that we have posted has declined below the amount financed, plus the applicable haircut, which may occur due to prepayments of the mortgages causing the face value of the mortgage pool provided as collateral to the counterparty to decline or when the value of the mortgage pool provided as collateral declines as a result of interest rate movements or spread widening. Currently, the percentage amounts by which the collateral value must exceed the amount borrowed, which we refer to as the "haircut", are between 2% and 7%. Our repo borrowings are accounted for as debt for purposes of U.S. generally accepted accounting principles ("GAAP") and are secured by the underlying assets. During the period of a repo borrowing, we are entitled to and receive the principal and interest payments on the related assets.
We maintain formal relationships with multiple counterparties that are generally broker dealers and commercial and investment banks for the purpose of obtaining financing on favorable terms and managing counterparty credit risk. As of December 31, 2016, we had agreements in place with 50 counterparties and had outstanding repo borrowings with 35 counterparties for an aggregate of approximately $9.7 billion, or approximately 77% of the fair value of our portfolio, and a weighted-average borrowing rate of 0.89%.
In March 2015, our wholly-owned captive insurance subsidiary, CYS Insurance Services, LLC ("CYS Insurance"), was granted membership in the Federal Home Loan Bank ("FHLB") system, specifically in the FHLBC. The 11 regional FHLBs provide short- and long-term secured loans, called "advances", to their members. FHLB members may use a variety of real estate related assets, including residential mortgage loans and Agency RMBS, as collateral for advances. Membership in the FHLBC obligated CYS Insurance to purchase FHLBC membership stock and activity stock, the latter being a percentage of the advances it obtained from the FHLBC. On January 12, 2016, the Federal Housing Finance Agency ("FHFA") issued a final rule (the "Final Rule") amending its regulations governing FHLB Membership criteria for captive insurance companies. The Final Rule defines "insurance company" to exclude "captive insurers". Under this Final Rule, which became effective on February 19, 2016, CYS Insurance's membership in the FHLBC must be terminated within one year of the effective date and it will not be permitted to secure any new advances. As a result, all FHLBC Advances are required to be repaid no later than February 19, 2017. The Company repaid all outstanding FHLBC Advances prior to September 30, 2016. CYS Insurance's membership in the FHLBC will terminate on February 19, 2017.
In the future, we may utilize other financing techniques, which may include, but will not necessarily be limited to, the issuance of common stock, secured or unsecured debt, or preferred stock.
Hedging Strategy
We utilize derivative financial instruments to manage the interest rate risk associated with the financing of our investment portfolio. Our most common method of financing Agency RMBS is through repo borrowings, which generally have maturities between 30 and 90 days, but may be longer. The weighted-average life of the Agency RMBS we own is generally much longer than the maturities of our repo borrowings. The difference in maturities, in addition to prepayments, adjustable-rate features of ARMs and other potential changes in the timing and amount of cash flows, may create interest rate risk. We engage in hedging activities in an attempt to manage interest rate changes that might impair our ability to finance assets we own at favorable rates. We employ our hedging techniques as a means to attempt to protect the portfolio against declines in the market value of our assets that result from general trends in debt markets. Our hedging techniques have historically consisted of interest rate swaps (a contract exchanging a variable rate for a fixed rate, or vice versa), including cancelable interest rate swaps (swaps that may be canceled at one party's option before expiry), and interest rate caps (a contract protecting against a rise in interest rates above a fixed level). In the future, our hedging techniques will likely continue to consist of interest rate swaps, including cancelable interest rate swaps, and interest rate caps, but may also include interest rate floors (a contract protecting against a decline in interest rates below a fixed level), interest rate collars (a combination of caps and floors), and Eurodollar and U.S. Treasury futures.
We enter into interest rate swaps to offset the potential adverse effects of rising interest rates on certain repo borrowings. Our repo borrowings generally carry interest rates that correspond to the London Interbank Offered Rate ("LIBOR") for the borrowing periods. Historically, we have sought to enter into interest rate swaps structured such that we receive payments based on a variable interest rate and make payments based on a fixed interest rate. The variable interest rate on which payments are received is calculated based on 3-Month LIBOR. Additionally, we have entered into interest rate caps structured such that we receive payments when interest rates exceed a contractual fixed interest rate. Our interest rate swaps and caps effectively "fix" or "cap" our borrowing costs to the extent of the corresponding notional amounts and maturity dates and are not held for speculative or trading purposes. As of December 31, 2016, the swap and cap notional was $9.0 billion and covered 92.3% of our repo borrowings, herein referred to as our "hedge ratio". As of December 31, 2015, the swap and cap notional was $10.5 billion and covered 94.3% of our repo borrowings and FHLBC Advances.
Our Portfolio
We invest principally in Agency RMBS. Our current portfolio of Agency RMBS is backed by fixed-rate mortgages and Hybrid ARMs that typically have a fixed coupon for three, five, seven or ten years, and then pay an adjustable coupon that generally resets annually over a predetermined interest rate index.
In addition to Agency RMBS, we invest in U.S. Treasuries. As of December 31, 2016, our Agency RMBS and U.S. Treasuries (collectively, "Debt Securities") portfolio consisted of the following:

	Face Value	Fair Value*	Weighted-Average
Asset Type	(in thousands)		Cost/Face	Fair Value/Face	Yield(1)	Coupon	CPR(2)
15-Year Fixed Rate	$4,323,608	$4,443,735	$103.00	$102.78	2.29%	3.05%	12.4%
20-Year Fixed Rate	39,328	42,348	102.66	107.68	2.45%	4.50%	19.6%
30-Year Fixed Rate	7,179,523	7,418,624	104.34	103.33	3.09%	3.64%	13.1%
Hybrid ARMs(3)	375,745	385,502	102.74	102.60	2.31%	2.82%	21.3%
Total Agency RMBS	11,918,204	12,290,209	103.80	103.12	2.78%	3.40%	13.1%
U.S. Treasuries	50,000	49,686	99.90	99.37	1.05%	0.63%	n/a
Total/Weighted-Average	$11,968,204	$12,339,895	$103.78	$103.11	2.77%	3.39%	13.1%

(1)
This is a weighted-average forward yield calculated based on the cost basis, coupon and CPR, or "Constant Prepayment Rate" of the securities in the Company's portfolio at December 31, 2016. Because the forward yield is based on a projected CPR and assumes no turnover in the securities in the Company's portfolio, the Company expects the yield it realizes after December 31, 2016 will vary from those in the table above.

(2)
CPR is a method of expressing the prepayment rate for a mortgage pool that assumes a constant fraction of the remaining principal is prepaid each month or year. Specifically, CPR reflects the annualized version of the prior three month prepayment rate for the securities in the portfolio at December 31, 2016. Securities with no prepayment history are excluded from this calculation.

(3)
The weighted-average months to reset of our Hybrid ARM portfolio was 67.1 at December 31, 2016. "Months to reset" is the number of months remaining before the fixed-rate on a Hybrid ARM becomes a variable rate. At the end of the fixed-rate period, the variable rate will be determined by the margin and pre-specified caps of the ARM. After the fixed-rate period, 100% of the Hybrid ARMs in the portfolio reset annually.

*    Includes TBA Derivatives comprised of forward purchase and sales with a net fair value of $(308.8) million at December 31, 2016.
Below is a summary of our Agency RMBS, as of December 31, 2016 by production year (i.e., year in which underlying mortgages were originated), which includes TBA forward settling transactions:

Underlying Mortgage Production Year	2017 (1)	2016	2015	2014	2013	2012	2011	2010	2009	Total
Percentage by Production Year	5.9%	45.8%	16.0%	12.4%	12.2%	1.1%	4.2%	2.3%	0.1%	100.0%

(1)	Consists of forward settling transactions that will be 2017 production when settled.
We also held $8.0 million of other investments as of December 31, 2016. Other investments are comprised of $3 thousand of FHLBC stock and $8.0 million representing our net investment in real estate assets at fair value, inclusive of $3.8 million of corresponding mortgage debt, as of December 31, 2016.

Risk Management Strategy
Our board of directors exercises its oversight of risk management primarily through meetings of the Board of Directors and the Audit Committee of the Board of Directors (the "Audit Committee") with management.  The Board of Directors is responsible for oversight of our overall risk governance structure, risk management and risk assessment guidelines and policies, the nature and extent of risks we take and our capital, liquidity and financing activities.  The Audit Committee is responsible for oversight of the quality and integrity of our financial reporting and internal controls over financial reporting, including independent auditor selection, evaluation and review, and oversight of the internal audit function (“Internal Audit”), which is outsourced to an independent third-party that reports directly to the Audit Committee.  Internal Audit is responsible for performing our internal audit activities, which includes assessing with management, and independently validating key controls over financial reporting.
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
Competition
Our success depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring Agency RMBS, we compete with other mortgage REITs, specialty finance companies, public and private funds, commercial and investment banks, the Fed, other governmental entities or government-sponsored entities, commercial finance companies, and other entities. Competition for these assets may result in higher prices and lower yields on our assets.
Employees
As of January 31, 2017, we had 17 employees.
Additional Information
We have made available on our website at www.cysinv.com copies of the committee charters of our board of directors, our code of business conduct and ethics, our corporate governance guidelines and all materials we file with the SEC; which are also available on our website. Information on our website is not part of this Annual Report on Form 10-K. All reports filed with the SEC may be read and copied at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. Further information regarding the operation of the public reference room may be obtained by calling 1 (800) SEC-0330. In addition, all of our reports filed with the SEC may be obtained at the SEC's website at www.sec.gov.
Item 1A. Risk Factors

Investment in our stock involves significant risks. Our business, financial condition, liquidity, and results of operations could be materially and adversely affected by these risks. The risk factors set forth below do not encompass all risks that may affect us. Some statements in this report, including statements in the following risk factors, constitute forward looking statements. Please refer to the section entitled ”Forward Looking Statements."
Risks Related To Our Business
Increases in interest rates and adverse market conditions may negatively affect the value of our investments and increase the cost of our borrowings, which may result in reduced earnings or losses and reduced cash available for distribution to our stockholders.
We invest indirectly in mortgage loans by purchasing Agency RMBS. Under a normal yield curve, an investment in Agency RMBS will decline in value if interest rates increase. In addition, net interest income could decrease if the yield curve becomes inverted or flat. Fannie Mae, Freddie Mac and Ginnie Mae guarantees the principal and interest payments related to the Agency RMBS we own, but we are not protected from declines in market value of our assets caused by changes in interest rates. Declines in the market value of our assets may result in losses to us, which may reduce earnings and negatively affect cash available for distribution to our stockholders.

A significant risk associated with our investment in Agency RMBS is a simultaneous increase of short and long term interest rates. If long-term rates were to increase significantly, the market value of our Agency RMBS would decline, and the duration and weighted-average life of the investments would increase. We could realize a loss if the securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on our repo borrowings used to finance the purchase of Agency RMBS, which would decrease cash available for distribution to our stockholders. Under this business model, we are particularly susceptible to the effects of an inverted yield curve, where short-term rates are higher than long-term rates. Given the volatile nature of the U.S. economy and the Federal Reserve's recent increase in short-term interest rates, there can be no guarantee that the yield curve will not become and/or remain inverted.
The market value of our investments may decline without a general increase in interest rates due to increases in defaults, increases in voluntary prepayments for those assets we have that are subject to prepayment risk, and widening of credit spreads, among other reasons. If the market values of our assets were to decline for any reason, the value of our stock could also decline.
We leverage our portfolio investments in Debt Securities, which may adversely affect our return on our investments and liquidity.
We leverage our portfolio investments in Debt Securities through repo borrowings, TBA dollar roll transactions, and other secured forms of borrowings including FHLBC Advances. Effective under the Final Rule on January 19, 2016, the Company is not permitted to secure new FHBLC Advances. Leverage can enhance our potential returns, but can also exacerbate losses and adversely affect our liquidity.

Our access to financing depends on factors which we may have little to no control, including:

•	general market conditions;

•	the lender's view of the quality and value of our assets;

•	the lender's perception of the credit risk of the Company;

•	the extent of our liquidity as a result of changes in the market value of our investments and derivatives; and

•	the market price of our common stock.

Generally, a weakness or volatility in capital markets, residential mortgage markets, or the U.S. economy generally could adversely impact the factors listed above. In addition, such weakness or volatility could adversely affect one or more of our potential lenders, and could cause one or more of our existing lenders to be unwilling or unable to provide us with financing, or could cause the costs of such financing to increase, which could adversely affect our liquidity.

An increase in our borrowing costs relative to the interest we receive on our assets may impair our profitability and thus our cash available for distribution to our stockholders.
As our repo borrowings mature, we must either enter into new borrowings or liquidate certain of our investments at times when we might not otherwise choose to do so. Lenders may seek to use a maturity date as an opportune time to demand additional terms or increased collateral requirements that could be adverse to us and harm our operations. An increase in short-term interest rates when we seek new borrowings would reduce the spread between our returns on our assets and the cost of our borrowings. This would reduce the returns on our assets, which could reduce earnings and in turn cash available for distribution to our stockholders. We generally expect that the interest rates tied to our borrowings will adjust more rapidly than the interest rates tied to the assets in which we invest.
Our lenders may require us to provide additional collateral, especially when the market value our assets decline, which may restrict us from leveraging our assets as fully as desired and reduce our liquidity, earnings and cash available for distribution to our stockholders.
We use repo borrowings and, prior to the January 19, 2016 effective date of the Final Rule, which precluded the Company from securing new FHLBC Advances, FHLBC Advances to finance our investments in Debt Securities. Our repurchase agreements allow the lenders, to varying degrees, to determine the market value of the collateral to reflect current market conditions. If the market value of the securities we pledge or sell to a funding source declines, we may be required by the lender to provide additional collateral or pay down a portion of the funds advanced with minimal notice, known as a margin call. Posting additional collateral will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. Additionally, in order to meet a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur losses and adversely affect our results of operations and financial condition, and may impair our ability to maintain our level of distributions to our stockholders. Margin calls from repo borrowing counterparties are a regular and ordinary occurrence in our business. As of December 31, 2016, we had approximately $937.3 million, or 61.0% of our stockholders' equity, in Agency RMBS, U.S. Treasuries, cash and cash equivalents available to satisfy future margin calls. In the event we do not have sufficient liquidity to satisfy these margin calls, lending institutions may accelerate the repayment of our indebtedness, increase our borrowing rates, liquidate our collateral or terminate our ability to borrow. Such a situation would likely result in a deterioration of our financial condition and possibly necessitate a filing for protection under the U.S. Bankruptcy Code.
Hedging against interest rate exposure may not insulate us from interest rate risk and may adversely affect our earnings, financial condition, and results of operations.
We engage in certain hedging transactions to limit our exposure to changes in interest rates and therefore may expose ourselves to risks associated with such transactions. We may utilize instruments such as interest rate swaps, caps, collars and floors to seek to hedge the interest rate risk associated with the earnings and book value of our portfolio. These instruments can be individually negotiated and structured to include exposure to a variety of different types of investments or market factors. Swaps and caps tend to shift investment exposure from one type of investment to another. Depending on how they are used, swaps and caps may increase or decrease the overall volatility of our portfolio. The most significant factor in the performance and value of swaps is the change in the specific interest rate, and other factors that determine the amounts of payments due to and from us. If a swap calls for payments or collateral transfers by us, we must be prepared to make such payments and transfers when due.
Hedging against changes in interest rates does not eliminate the possibility of fluctuations in book value or prevent losses if the values of our investments decline. However, we may establish other hedging positions designed to gain from those same developments, thereby offsetting the decline in the value of such investments. Such hedging transactions may limit the opportunity for gain if the values of our investments should increase. Moreover, it is not always possible to hedge against certain interest rate fluctuations or to hedge effectively at an acceptable price.
While we may enter into hedging transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in lower net income than if we had not engaged in any such hedging transactions. In addition, correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. For a variety of reasons, it is extremely difficult to establish perfect correlation between hedging instruments and the portfolio holdings being hedged, and, as such, our hedging transactions may not achieve the intended hedge and could expose us to risk of loss.
We currently hedge against interest rate risk. Our hedging activity varies in scope based on the level and volatility of interest rates, the type of portfolio investments held, our outlook, and other changing market conditions. Interest rate hedging may fail to protect or may adversely affect us due to, among other things:

•	high cost interest rate hedging can be expensive, particularly during periods of volatile interest rates;

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	hedge duration of the hedge may not match the related liability duration;

•	the credit quality of the hedging counterparty may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the counterparty in the hedging transaction may default on its obligation to pay.

Our interest rate hedging activities may adversely affect our financial condition and results of operations, which could reduce cash available for distribution to our stockholders and negatively impact our stock price.
Our investment strategy includes entering into hedging transactions that could require our making cash payments in the future under certain circumstances, such as the early termination of the derivative transaction caused by any event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the derivative contract. The amount due would be equal to the unrealized loss of the open derivative positions with the respective counterparty and could also include other fees and charges. Such potential payments would be contingent liabilities and therefore might not appear on our balance sheets. Any economic losses related to unforeseen contingent liabilities will be reflected in our respective financial results of operations, and our ability to fund these obligations will depend on our liquidity and access to capital at the time. The need to fund these obligations could adversely impact our financial condition.

Failure to procure adequate funding and capital would adversely affect our financial condition, results of operations and our ability to distribute cash to our stockholders, and may, in turn, negatively affect the value of our common stock.
We depend upon the availability of adequate funding and capital for our operations. To maintain our status as a REIT, we are required to distribute at least 90% of our REIT taxable income annually, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders and therefore are not able to retain our earnings for new investments. We cannot assure you that any funding or capital will be available to us in the future on terms that are acceptable to us. In the event that we cannot obtain sufficient funding and capital on acceptable terms, there may be a negative impact on the value of our common stock and our ability to make distributions to our stockholders, and our stockholders may lose part or all of their investment.
Clearing facilities or exchanges through which some of our hedging transactions are cleared may increase margin requirements in the event of adverse economic developments.
In response to events having or expected to have adverse economic consequences or which create market uncertainty, clearing facilities or exchanges upon which some of our hedging transactions, such as interest rate swaps, are traded may require us to post additional collateral. In the event that future adverse economic developments or market uncertainty result in increased margin requirements for our hedging transactions, it could materially adversely affect our financial condition and results of operations.
Our use of repo borrowings may give our lenders greater rights in the event that either we or any of our lenders file for bankruptcy, which may make it difficult for us to recover our collateral.
Our repo borrowings may qualify for special treatment under the U.S. Bankruptcy Code, giving our lenders the ability to avoid the automatic stay provisions of the U.S. Bankruptcy Code and take possession of and liquidate our collateral under the repurchase agreements without delay should we file for bankruptcy. In addition, the special treatment of repurchase agreements under the U.S. Bankruptcy Code may make it difficult for us to recover our pledged assets in the event that any of our lenders file for bankruptcy. Thus, the terms of repurchase agreements expose our pledged assets to risk in the event of a bankruptcy filing by either our lenders or us. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970 or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our collateral under a repurchase agreement or to be compensated for any damages resulting from the lender's insolvency may be further limited by those statutes.
Our use of certain hedging techniques may expose us to counterparty risks.
If a hedging transaction counterparty does not perform under the terms of a hedging transaction, we may not receive payments due thereunder, and thus, we may lose any unrealized gain associated with the hedging transaction. The hedged liability could cease to be hedged by the interest rate swap. Additionally, we risk the loss of any collateral we have pledged to secure our obligations under the interest rate swap if the counterparty becomes insolvent or files for bankruptcy. Similarly, if a hedging transaction counterparty fails to perform under the terms of the hedging transaction, we may not receive payments due thereunder that would offset our interest expense. We could then incur a loss for the then remaining fair market value of the hedging transactions..
If the lending institution under one or more of our repo borrowings defaults on its obligation to resell the underlying security back to us at the end of the borrowing term, we will incur a loss on our repurchase transactions.
When we engage in a repo borrowing, we initially sell securities to the transaction counterparty under a master repurchase agreement in exchange for cash from the counterparty. The counterparty is obligated to resell the same securities back to us at the end of the term of the repo borrowing. If the counterparty in a repurchase transaction defaults on its obligation to resell the securities back to us, we will incur a loss on the transaction equal to the amount of the haircut (assuming no change in the value of the securities). Losses incurred on our repurchase transactions would adversely affect our earnings and our cash available for distribution to our stockholders.
If we default on our obligations under our repurchase agreements, we may be unable to establish a suitable replacement facility on acceptable terms or at all.
If we default on our obligations under a repurchase agreement, the counterparty may terminate the agreement and could cease entering into any new repo borrowings with us. In that case, we would likely need to establish a replacement repurchase facility with another financial institution in order to continue to leverage our investment portfolio and carry out our investment strategy. We may be unable to establish a suitable replacement repurchase facility on acceptable terms or at all.
Loss of our exemption from regulation under the Investment Company Act would negatively affect the value of our common stock and our ability to distribute cash to our stockholders.
We have operated and intend to continue to operate our business in order to be exempt from registration under the Investment Company Act because we are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." Specifically, we invest and intend to continue to invest at least 55% of the assets that we own on an unconsolidated basis consist of qualifying mortgages and other liens and interests in real estate, which are collectively referred to as "qualifying real estate assets," and at least 80% of the assets we own on an unconsolidated basis consist of real estate related assets (including our qualifying real estate assets). We treat Fannie Mae, Freddie Mac and Ginnie Mae whole-pool residential mortgage pass-through securities issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate assets. Although CMOs are real estate related assets, they are not "qualifying real estate assets" for purposes of the Investment Company Act.
If we fail to qualify for this exemption, or the SEC determines that companies that invest in RMBS can no longer rely on this exemption, we could be required to restructure our activities in a manner that, or at a time when, we would not otherwise choose, or we may be required to register as an investment company under the Investment Company Act, either of which could negatively affect the value of our common stock and our ability to make distributions to our stockholders.
The federal conservatorship of Fannie Mae and Freddie Mac and as related efforts, along with any potential or proposed changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. government, may adversely affect our business.
The payments we receive on Agency RMBS in which we invest depend upon a steady stream of payments on the mortgages underlying the securities and are guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. Ginnie Mae is part of a U.S. government agency and its guarantees are backed by the full faith and credit of the United States. Fannie Mae and Freddie Mac are U.S. government-sponsored entities ("GSEs"), but their guarantees are not backed by the full faith and credit of the United States.
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
The problems faced by Fannie Mae and Freddie Mac resulting in their being placed into federal conservatorship have resulted in proposed legislation to restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac. If federal policy makers decide that the U.S. government's role in providing liquidity for the residential mortgage market should be reduced or eliminated, each of Fannie Mae and Freddie Mac could be dissolved and the U.S. government could decide to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically, we would not be able to acquire Agency RMBS from these companies, which would drastically reduce the amount and type of Agency RMBS available for investment. As of December 31, 2016, substantially all of our investments had the principal and interest guaranteed by either Fannie Mae, Freddie Mac, or Ginnie Mae, or were U.S. Treasuries.
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
Purchases and sales of Agency RMBS by the Federal Reserve may adversely affect the price and return associated with Agency RMBS.

The Federal Reserve owns approximately $1.7 trillion of Agency RMBS as of December 31, 2016.  The Federal Reserve's current policy is to reinvest principal payments from its holdings of Agency RMBS into new Agency RMBS purchases. While we cannot predict the impact of this program or any future actions by the Federal Reserve on the prices and liquidity of Agency RMBS, we expect that during periods in which the Federal Reserve purchases significant volumes of Agency RMBS, yields on Agency RMBS may be lower and refinancing volumes may be higher than would have been absent their large scale purchases. As a result, returns on Agency RMBS may be adversely affected. There is also a risk that as the Federal Reserve reduces their purchases of Agency RMBS or if they decide to sell some or all of their holdings of Agency RMBS, the pricing of our Agency RMBS portfolio may be adversely affected.

No assurance can be given that the actions taken by a new administration of the U.S. Government for the purpose of seeking to stimulate the economy will achieve their intended effect or will benefit our business, and further, government or market developments could adversely affect us.

The incoming administration of the U.S. Government has announced that it may implement initiatives intended to stimulate the U.S. economy. To the extent these initiatives do not function as intended or interest rates increase as a result of these initiatives, the pricing, supply, liquidity and value of our assets and the availability of financing on attractive terms may be materially adversely affected.

We may be subject to adverse legislative or regulatory changes that could have an adverse effect on our financial condition and results of operations and potentially reduce the market price of our common stock.
Laws, regulations, and the administrative interpretations of those laws and regulations that impact our business and Maryland corporations, may be amended at any time. In addition, the markets for Agency RMBS and derivatives, including swaps, have been the subject of intense scrutiny in recent years. We cannot predict when or if any new law, regulation or administrative interpretation, or any amendment to any existing law, regulation or administrative interpretation, will be adopted or promulgated, or will become effective. Additionally, revisions in these laws, regulations or administrative interpretations could cause us to make changes in our investments. We could be adversely affected by any such change in, or any new, law, regulation or administrative interpretation, which could reduce the market price of our common stock.
We cannot predict the impact, if any, on our earnings or cash available for distributions to our stockholders of the FHFA's proposed revisions to Fannie Mae's, Freddie Mac's and Ginnie Mae's existing infrastructures to align the standards and practices of these entities.
On February 21, 2012, the FHFA released its Strategic Plan for Enterprise Conservatorships, which set forth three objectives for the next phase of the Fannie Mae and Freddie Mac conservatorships: (i) build a new infrastructure for the secondary mortgage market, (ii) gradually contract Fannie Mae and Freddie Mac's presence in the marketplace while simplifying and shrinking their operations, and (iii) maintain foreclosure prevention activities and credit availability for new and refinanced mortgages. On October 4, 2012, the FHFA released its white paper entitled Building a New Infrastructure for the Secondary Mortgage Market, which proposes a new -Fannie Mae and Freddie Mac infrastructure built around two principles.
First, replace Fannie Mae and Freddie Mac's current infrastructures with a common infrastructure that efficiently aligns the standards and practices of the two entities, beginning with overlapping core functions such as issuance, master servicing, bond administration, collateral management and data integration. The FHFA has taken steps to establish a common securitization platform ("CSP") for residential mortgage-backed securities reflecting feedback from a broad cross-section of industry participants. In July 2016, the FHFA released an update on the CSP, detailing progress made in the development of a new infrastructure for the securitization of single-family mortgages by Fannie Mae and Freddie Mac. Developing the CSP is a key goal of FHFA's 2014 Strategic Plan for the Conservatorships of Fannie Mae and Freddie Mac, which details the organizational structure of Common Securitization Solutions, LLC, a joint venture company that was established by Fannie Mae and Freddie Mac to lead the work on this project. In December 2016, the FHFA announced that Release 1 of the CSP was successfully implemented on November 21, 2016. This means that Freddie Mac now uses the CSP for data acceptance, issuance support, and bond administration activities related to current single-class, fixed-rate, mortgage-backed securities.  The FHFA continues to review and plans to announce a timeframe for Release 2, which involves issuance by Freddie Mac and Fannie Mae of a common, single mortgage-backed security, which will be known as the Uniform Mortgage-Backed Security.  FHFA expects to announce a timeframe for implementation of Release 2 in the first quarter of 2017.   Second, establish an operating framework for Fannie Mae and Freddie Mac that is consistent with housing finance reform progress that encourages and accommodates increased participation of private capital in assuming credit risk associated with the secondary mortgage market.
The FHFA recognizes challenges faced in these formative stages which may or may not be surmountable, such as the absence of meaningful secondary mortgage market mechanisms beyond Fannie Mae, Freddie Mac and Ginnie Mae. As a result, it is uncertain if the proposals will be enacted, what exactly will be enacted, and how they will be enacted. As a result, we cannot be certain what the effects of the enactment will have on our book value, earnings or cash available for distribution to stockholders.
Adoption of the Basel III standards and other proposed supplementary regulatory standards may negatively impact our access to financing or affect the terms of our future financing arrangements.
In response to financial crises and the volatility of financial markets, the Basel Committee on Banking Supervision adopted the Basel III standards several years ago. The final package of Basel III reforms was approved by the G20 leaders in November 2010. In January 2013, the Basel Committee agreed to delay implementation of the Basel III standards and expanded the scope of assets permitted to be included in a bank's liquidity measurement. In 2014, the Basel Committee announced that it would propose additional changes to capital requirements for banks over the next few years.
U.S. regulators have elected to implement substantially all of the Basel III standards. Financial institutions have until 2019 to comply with the Basel III standards, which could cause an increase in capital requirements for, and could place constraints on, the financial institutions from which we borrow.
In April 2014, U.S. regulators adopted rules requiring enhanced supplementary leverage ratio standards that will take effect in January 2018, which impose more stringent capital requirements than those of Basel III standards for the most systematically significant banking organizations in the U.S. Adoption and implementation of Basel III standards and the supplemental regulatory standards adopted by U.S. regulators may negatively impact our access to financing or affect the terms of our future financing arrangements.
Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns on, the Agency RMBS in which we invest.
Since 2008, the U.S. government, through the Federal Housing Administration ("FHA"), the U.S. Treasury and the Federal Deposit Insurance Corporation ("FDIC"), has implemented a variety of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. These and any future programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. It is likely that loan modifications would result in increased prepayments on some Agency RMBS. The rate of prepayment could adversely affect the value of our Agency RMBS, liquidity, and results of our operations. These initiatives, any future loan modification programs and future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of our investments.
Prepayment rates could negatively affect the value of our Agency RMBS, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders.
Residential mortgage loan terms seldom place restrictions on borrowers' prepayment. Homeowners tend to prepay mortgage loans when applicable mortgage interest rates decline. Consequently, owners of the Agency RMBS must reinvest the capital received from prepayments at lower prevailing interest rates. Conversely, homeowners tend not to prepay mortgage loans when mortgage interest rates remain steady or increase. Consequently, owners of the Agency RMBS are unable to reinvest money that would have otherwise been received from prepayments at higher prevailing interest rates. Fannie Mae, Freddie Mac or Ginnie Mae guarantees of principal and interest related to the Agency RMBS we own do not protect us against prepayment risks. The volatility in prepayment rates may affect our ability to maintain targeted amounts of leverage on our Agency RMBS portfolio and may result in reduced earnings or losses for us and negatively affect the cash available for distribution to our stockholders.

Our portfolio investments are recorded at fair value based on market quotations from pricing services and broker dealers. The price of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.
We value our investments each month at fair value as determined by our management based on market quotations from pricing services and brokers/dealers. If we were to liquidate a particular asset, the realized value may be more or less than the amount at which such asset is valued.
A small portion of our investments may be in the form of securities that are not actively traded. The fair value of securities and other investments that are not actively traded may not be readily determinable. Quotations and valuations for securities that are not actively traded may be based on estimates, and our determinations of fair value may differ materially from the values that would have been used if an active market for these securities existed.
The price of our common stock could be adversely affected if our determinations of the fair value of our investments were materially higher than the price that we realize upon their disposal.
Our forward settling transactions, including "to-be-announced" transactions ("TBAs"), subject us to certain risks, including price risks and counterparty risks.
We purchase a substantial portion of our Agency RMBS through forward settling transactions, including TBAs. In a forward settling transaction, we enter into a forward purchase agreement with a counterparty to purchase either (i) an identified Agency RMBS, or (ii) a TBA , or to-be-issued, Agency RMBS with certain terms. As with any forward purchase contract, the value of the underlying Agency RMBS may decrease between the contract date and the settlement date. Furthermore, a transaction counterparty may fail to deliver the underlying Agency RMBS at the settlement date. If any of these risks were to occur, our financial condition and results of operations may be materially adversely affected.
We are dependent on our key personnel, and the loss of such key personnel could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
We depend on the efforts of our key officers and employees, especially Kevin E. Grant, our Chief Executive Officer, President and Chief Investment Officer. Although we have an employment agreement with Mr. Grant, we cannot be certain that he will remain employed with us. The loss of Mr. Grant's services could have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
We operate in a highly competitive market for investment opportunities.
Many enterprises engage in investing in or managing the types of investments that we make including mortgage REITs, specialty finance companies, public and private funds, commercial and investment banks, the Fed, other governmental entities or government-sponsored entities, commercial finance companies, and others. Some of our competitors are substantially larger than we are and may have access to greater financial resources, and employ more technical and marketing resources than we do. Several other REITs may have investment objectives that overlap with ours, which may create competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. We can provide no assurances that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. As a result, we may not be able to take advantage of attractive investment opportunities from time to time, and cannot offer assurance that we will be able to identify and make investments consistent with our investment objectives.
Our board of directors does not approve each of our investment decisions, and may change our investment guidelines without notice or stockholder consent, which may result in riskier investments and materially adversely affect our business, financial condition, results of operations and our ability to pay distributions to our stockholders.
Our board of directors periodically reviews our investment guidelines, investment portfolio, and potential investment strategies. However, our directors do not pre-approve individual investments. Management is responsible for day-to-day portfolio composition within the investment guidelines. Within those guidelines, management has discretion to significantly change the composition of the portfolio. In addition, in conducting periodic reviews, the directors may rely primarily on information provided to them by our management. Our board of directors has the authority to change our investment guidelines at any time without notice to or consent of our stockholders. To the extent that our investment guidelines change in the future, we may make investments that are different from, and possibly riskier than, the investments described in this Annual Report on Form 10-K. A change in our investment guidelines may increase our exposure to interest rate and real estate market fluctuations.
Certain hedging instruments are not traded on regulated exchanges, guaranteed by an exchange or its clearing-house, or regulated by U.S. or foreign governmental authorities.
The cost of hedging instruments increases as hedge duration increases and in periods of rising and/or volatile interest rates. Despite this, we may increase our hedge duration and/or enter into hedges during periods when interest rates are volatile or rising. In these cases our hedging costs will increase.
In addition, certain hedging instruments involve greater risk because they are not traded on regulated exchanges, guaranteed by an exchange or its clearing-house, or regulated by U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction most likely will result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. In addition, we may not always be able to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.
Failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements and may result in fines and other penalties which could materially adversely affect our business, financial condition and results of operations.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") established a comprehensive regulatory framework for derivative transactions commonly referred to as "swaps." As a result, an investment fund that trades in swaps may be considered a "commodity pool," which would cause its operators (and in some cases the fund's directors) to be regulated as "commodity pool operators" ("CPOs"). Under new rules adopted by the U.S. Commodity Futures Trading Commission (the "CFTC"), those funds that become commodity pools solely because of their use of swaps must register with the National Futures Association ("NFA"). Registration requires compliance with the CFTC's regulations and the NFA's rules with respect to capital raising, disclosure, reporting, recordkeeping and other business conduct. However, the CFTC's Division of Swap Dealer and Intermediary Oversight has issued a no-action letter saying, although it believes that mortgage REITs are properly considered commodity pools, it would not recommend that the CFTC take enforcement action against the operator of a mortgage REIT who does not register as a CPO if, among other things, the mortgage REIT limits the initial margin ("IM") and premiums required to establish its swaps, futures and other commodity interest positions to not more than five percent of its total assets, the mortgage REIT limits the net income derived annually from those commodity interest positions that are not qualifying hedging transactions to less than five percent of its gross income and interests in the mortgage REIT are not marketed to the public as or in a commodity pool or otherwise as or in a vehicle for trading in the commodity futures, commodity options or swaps markets.
We do not currently engage in speculative derivatives activities or other non-hedging transactions using swaps, futures or options on futures. We do not use these instruments for the purpose of trading in commodity interests, and we do not consider our company or our operations to be a commodity pool as to which CPO registration or compliance is required. We have submitted the required filing to claim the no-action relief afforded by the above-described no-action letter. Consequently, we will be restricted to operating within the parameters discussed in the no-action letter and will not enter into hedging transactions covered by the no-action letter if they would cause us to exceed the limits set forth in the no-action letter.
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
Our business is highly dependent on communications and information systems (the "Systems") that allow us to monitor, value, buy, sell, finance and hedge our investments. These systems are primarily operated by third parties and, as a result, we have limited ability to ensure their continued operation. In the event of Systems failure or interruption, we will have limited ability to affect the timing and success of restoration. Any failure or interruption of our Systems could create delays or other problems in our securities trading activities, including Agency RMBS trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to make distributions to our stockholders.
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
We rely on sophisticated information technology systems, networks and infrastructure to manage our day-to-day operations. Despite well established cyber-security and other in-place preventative measures, including training and testing to ensure business continuity, our information technology systems, networks and infrastructure may be vulnerable to attacks or other events beyond our control that could interrupt or interfere with our business continuity. Should such an attack or event occur, our ability to effectively utilize our information technology systems, networks and infrastructure, and protect our information would be impaired, and could adversely affect our business.
CMOs may be subject to greater risks than whole-pool Agency RMBS.
In March 2010, our board of directors amended our investment guidelines to allow us to invest in CMOs. CMOs are securitizations issued by a government agency or a GSE that are collateralized by Agency RMBS that are divided into various tranches with different characteristics (such as different maturities or different coupon payments), and, therefore, may carry greater risk than an investment in whole-pool Agency RMBS. For example, certain CMO tranches, such as interest-only securities, principal-only securities, support securities and securities purchased at a significant premium, are more sensitive to prepayment risks than other tranches or whole-pool Agency RMBS. In addition, the yield on floating interest rate tranches and inverse floating rate tranches are sensitive to changes in the interest rate index used to calculate the coupon on such classes. Although we have not invested in CMOs to date, if we were to invest in CMO tranches that were more sensitive to prepayment risks relative to other CMO tranches or whole-pool Agency RMBS, we may increase our portfolio-wide prepayment and interest rate risk.
We may enter into new lines of business, acquire other companies or engage in other strategic initiatives, each of which may result in additional risks and uncertainties in our businesses.
     We may pursue growth through acquisitions of other companies or other strategic initiatives that may require approval by our board of directors, stockholders, or both.  To the extent we pursue strategic investments or acquisitions, undertake other strategic initiatives or consider new lines of business, we will face numerous risks and uncertainties, including risks associated with:
•    the availability of suitable opportunities;
•    the level of competition from other companies that may have greater financial resources;

•    our ability to value potential acquisition opportunities accurately and negotiate acceptable terms for those opportunities;
•    the required investment of capital and other resources;
•    the lack of availability of financing and, if available, the terms of any financings;

•	the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk;
•    the diversion of management’s attention from our core businesses;
•    assumption of liabilities in any acquired business;
•    the disruption of our ongoing businesses;
•    the increasing demands on or issues related to combining or integrating operational and management systems and controls;
•    compliance with additional regulatory requirements; and
•    costs associated with integrating and overseeing the operations of the new businesses.

Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk.  In addition, if a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. Our strategic initiatives may include joint ventures, in which case we will be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control.
Risks Related to Our Organization and Structure
Our charter and bylaws contain certain anti-takeover provisions that may inhibit potential acquisition bids that stockholders may consider favorable.
Our charter and bylaws contain provisions that may have an anti-takeover effect and may have the effect of delaying, deferring or preventing a change in control of us or the removal of existing directors and, as a result, could prevent our stockholders from being paid a premium for their common stock over the then-prevailing market price. In order to qualify as a REIT, not more than 50% of the value of our outstanding capital stock may be owned, directly or constructively, by five or fewer individuals (as defined under the Internal Revenue Code of 1986, as amended (the "Code"), to include natural persons and certain entities) during the second half of any calendar year and our shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of twelve months or during a proportionate part of a shorter taxable year. To assist us in meeting these requirements, subject to some exceptions, our charter generally prohibits any stockholder from beneficially or constructively owning more than 9.8% in value or number of shares, whichever is more restrictive, of any class or series of our outstanding capital stock unless an exemption is granted by our board of directors in its sole discretion.
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
Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit our stockholders’ recourse in the event of actions not in our stockholders’ best interests.
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
Tax Risks
Failure to qualify as a REIT would subject us to federal and state income tax at regular corporate rates, which could adversely affect our financial condition and results of operations, reduce the cash available for distribution to our stockholders, and potentially result in a decrease in the value of our common stock.
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
Our ability to satisfy the asset tests depends upon the characterization and fair market values of our assets, some of which may not be susceptible to a precise valuation, and for which we may not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Although we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance valuations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices are located at 500 Totten Pond Road, 6th Floor, Waltham, Massachusetts 02451, and the telephone number of our main office is (617) 639-0440.  The Company also has an office at 60 Columbus Circle, 20th Floor, New York, New York 10023.
Item 3. Legal Proceedings
The Company is not currently subject to any material legal proceedings.
Item 4. Mine Safety Disclosures
None.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market and Dividend Information
Our common stock has been listed and is traded on the New York Stock Exchange ("NYSE") under the symbol "CYS" since June 12, 2009. We intend to continue to pay quarterly dividends to holders of shares of common stock. Future dividends will be at the discretion of the board of directors and will depend on our earnings and financial condition, maintenance of our REIT qualification, restrictions on making distributions under Maryland law and such other factors as our board of directors deems relevant. The following table presents the high and low sales prices for our common stock as reported by the NYSE and dividends declared for the period from January 1, 2015 to December 31, 2016.

	High	Low	Common Dividends Declared Per Share
Quarter Ended December 31, 2016	$8.72	$7.42	$0.25
Quarter Ended September 30, 2016	9.15	8.39	0.25
Quarter Ended June 30, 2016	8.54	7.97	0.25
Quarter Ended March 31, 2016	8.15	6.26	0.26
Quarter Ended December 31, 2015	8.10	7.12	0.26
Quarter Ended September 30, 2015	8.14	7.18	0.26
Quarter Ended June 30, 2015	9.19	7.73	0.28
Quarter Ended March 31, 2015	9.22	8.59	0.30
Holders of Our Common Stock
As of January 31, 2017, there were 288 record holders of our common stock, including shares held in "street name" by nominees who are record holders.

Issuer Purchases of Equity Securities
The following table summarizes purchases of equity securities during the quarter ended December 31, 2016 by the Company and affiliated purchasers (dollars in thousands except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Dollar Value of Shares That May Yet Be Purchased (1)
October 1, 2016 - October 31, 2016	—	$—	$155,502
November 1, 2016 - November 30, 2016	—	—	155,502
December 1, 2016 - December 31, 2016	—	—	155,502
Total	—	$—
 __________________

(1)
The Company repurchases shares of its common stock in open-market transactions pursuant to its share repurchase program, authorized by its board of directors and publicly announced on July 21, 2014. Pursuant to this authority, the Company may repurchase shares of its common stock up to $250 million in aggregate value. Since July 21, 2014, the Company has repurchased approximately $94.5 million in aggregate value of its common stock, and accordingly, the Company had approximately $155.5 million remaining authorized to repurchase shares of its common stock as of December 31, 2016.

Performance Graph
The following graph and table set forth certain information comparing the yearly percentage change in cumulative total return on our common stock to the cumulative total return of the Standard & Poor's 500 Composite Stock Price Index (the "S&P 500"), the FTSE NAREIT Mortgage REIT Index ("FNMR") and CYS REIT Peer Group, an index of selected issuers composed of Annaly Capital Management, Inc, American Capital Agency Corporation, Anworth Mortgage Asset Corporation, Capstead Mortgage Corporation, and Armour Residential REIT, Inc. The comparison is for the period from December 31, 2011 to December 31, 2016 and assumes (i) an investment of $100 on December 31, 2011, and (ii) the reinvestment of all dividends.

The actual returns shown on the graph above are as follows:

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
CYS Investments, Inc.	$100	$107	$78	$106	$99	$121
FTSE NAREIT Mortgage REIT Index	100	120	118	139	126	155
CYS MREIT Peer Group	100	107	87	106	99	118
S&P 500 Total Return	100	116	154	175	177	198
The information in the share performance graph and table has been obtained from sources believed to be reliable. The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future share performance.
Equity Compensation Plans
Information about securities authorized for issuance under our equity compensation plans required for this Item 5 is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2017 annual meeting of stockholders.
Item 6. Selected Financial Data
The following table presents selected historical financial and operating information. The selected historical income statement and balance sheet data presented below as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 has been derived from our audited consolidated financial statements. The "Key Performance Metrics" have been derived from our underlying books and records.
The information presented below is only a summary and does not provide all of the information contained in our historical financial statements, including the related notes. You should read it in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our historical consolidated financial statements, including the related notes.

	Year Ended December 31,
(In thousands, except per share numbers)	2016	2015	2014**	2013**	2012**
Income Statement Data:
Interest income:
Agency RMBS	$291,097	$328,286	$301,996	$330,430	$288,960
Other	3,440	2,909	15,080	1,481	4,286
Total interest income	294,537	331,195	317,076	331,911	293,246
Interest expense:
Repurchase agreements	70,230	40,700	33,825	52,763	44,117
FHLBC Advances	4,049	5,429	—	—	—
Total interest expense	74,279	46,129	33,825	52,763	44,117
Net interest income	220,258	285,066	283,251	279,148	249,129
Other income (loss):
Net realized gain (loss) on investments	19,463	13,652	132,563	(595,116)	203,846
Net unrealized gain (loss) on investments	(132,500)	(129,764)	233,763	(314,530)	23,023
Net unrealized gain (loss) on FHLBC Advances	(1,299)	1,299	—	—	—
Other income	1,361	867	269	120	80
Net realized and unrealized gain (loss) on investments, FHLBC Advances and other income	(112,975)	(113,946)	366,595	(909,526)	226,949
Swap and cap interest expense	(55,798)	(100,110)	(90,812)	(93,497)	(60,776)
Net realized and unrealized gain (loss) on derivative instruments	(11,483)	(54,932)	(110,542)	269,128	(21,990)
Net gain (loss) on derivative instruments	(67,281)	(155,042)	(201,354)	175,631	(82,766)
Total other income (loss)	(180,256)	(268,988)	165,241	(733,895)	144,183
Expenses:
Compensation and benefits	12,934	12,121	14,105	12,599	12,264
General, administrative and other	10,677	8,722	8,778	8,436	8,261
Total expenses	23,611	20,843	22,883	21,035	20,525
Net income (loss)	$16,391	$(4,765)	$425,609	$(475,782)	$372,787
Dividend on preferred stock	(20,812)	(20,813)	(20,812)	(15,854)	(2,405)
Net income (loss) available to common stockholders	$(4,421)	$(25,578)	$404,797	$(491,636)	$370,382
Net income (loss) per common share basic & diluted	$(0.04)	$(0.17)	$2.50	$(2.90)	$2.64
Dividends per common share	$1.01	$1.10	$1.24	$1.32	$2.37

Key Balance Sheet Metrics
Average settled Debt Securities (1)	$11,781,920	$12,962,340	$12,198,178	$14,813,725	$12,391,404
Average total Debt Securities (2)	$13,212,278	$14,223,921	$13,910,227	$17,806,279	$16,303,745
Average repurchase agreements and FHLBC Advances (3)	$10,290,967	$11,395,383	$10,559,856	$12,836,246	$10,822,005
Average Debt Securities liabilities (4)	$11,721,325	$12,656,964	$12,271,905	$15,828,800	$14,734,346
Average stockholders' equity (5)	$1,704,701	$1,856,455	$1,922,938	$2,145,397	$1,961,336

	Year Ended December 31,
(In thousands, except per share numbers)	2016	2015	2014**	2013**	2012**
Average common shares outstanding (6)	151,522	156,686	161,950	170,803	140,364
Leverage ratio (at period end) (7)	7.06:1	6.77:1	6.44:1	6.97:1	7.69:1
Book value per common share (at period end) (8)	$8.33	$9.36	$10.50	$9.24	$13.31
Weighted-average amortized cost of Agency RMBS and U.S. Treasuries (9)	$103.78	$103.69	$103.98	$102.57	$104.47
Key Performance Metrics*
Average yield on settled Debt Securities (10)	2.50%	2.56%	2.60%	2.24%	2.37%
Average yield on total Debt Securities including Drop Income (11)	2.48%	2.56%	2.72%	2.39%	2.40%
Average cost of funds(12)	0.72%	0.40%	0.32%	0.41%	0.41%
Average cost of funds and hedge (13)	1.26%	1.28%	1.18%	1.14%	0.97%
Adjusted average cost of funds and hedge (14)	1.11%	1.16%	1.02%	0.92%	0.71%
Interest rate spread net of hedge (15)	1.24%	1.28%	1.42%	1.10%	1.40%
Interest rate spread net of hedge including Drop Income (16)	1.37%	1.40%	1.70%	1.47%	1.69%
Operating expense ratio (17)	1.39%	1.12%	1.19%	0.98%	1.05%
Total stockholder return on common equity (18)	(0.21)%	(0.38)%	27.06%	(20.66)%	20.43%
CPR (weighted-average experienced 1-month) (19)	12.1%	10.4%	7.9%	11.6%	17.5%
_________

(1)	Our "Debt Securities" consist of Agency RMBS and U.S. Treasuries. Average settled Debt Securities is calculated by averaging the month-end cost basis of settled Debt Securities during the period.

(2)	Average total Debt Securities is calculated by averaging the month-end cost basis of total Debt Securities during the period.

(3)	The average repurchase agreement borrowings and FHLBC Advances are calculated by averaging the month end repurchase agreements and FHLBC Advances balances during the period.

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

(7)
Leverage ratio is calculated by dividing (i) the Company's repurchase agreements and FHLBC Advances balance plus payable for securities purchased minus receivable for securities sold plus the net TBA Derivatives positions by (ii) stockholders' equity.

(8)	Book value per common share is calculated by dividing total stockholders' equity less the liquidation value of preferred stock at period end by common shares outstanding at period end.

(9)	The weighted-average amortized cost of Agency RMBS and U.S. Treasuries is calculated using the weighted-average amortized cost by security divided by the current face value at period end.

(10)	Average yield on Debt Securities for the period is calculated by dividing total interest income by average settled Debt Securities.

(11)
Average yield on total Debt Securities including Drop Income for the period is calculated by dividing total interest income plus Drop Income by average total Debt Securities. Drop Income was $32.9 million, $32.6 million, $60.7 million, $94.5 million and $97.4 million for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively. Drop Income is a component of our net realized and unrealized gain (loss) on investments on our statement of operations. Drop Income is the difference between the spot price and the forward settlement price for the same security on trade date. This difference is also the economic equivalent of the assumed net interest margin (yield minus financing costs) of the bond from trade date to settlement date. We derive Drop Income through utilization of forward settling transactions.

(12)	Average cost of funds for the period is calculated by dividing repurchase agreement and FHLBC Advances interest expense by average repurchase agreements and FHLBC Advances for the period.

(13)	Average cost of funds and hedge for the period is calculated by dividing repurchase agreement, FHLBC Advances and swap and cap interest expense by average repurchase agreements and FHLBC Advances.

(14)	Adjusted average cost of funds and hedge for the period is calculated by dividing repurchase agreement, FHLBC Advances and swap and cap interest expense, by average Debt Securities liabilities.

(15)	Interest rate spread net of hedge for the period is calculated by subtracting average cost of funds and hedge from average yield on settled Debt Securities.

(16)
Interest rate spread net of hedge including Drop Income for the period is calculated by subtracting adjusted average cost of funds and hedge from average yield on total Debt Securities including Drop Income.

(17)	Operating expense ratio for the period is calculated by dividing annualized operating expenses by average stockholders' equity.

(18)	Calculated by change in book value plus dividend distributions on common stock divided by book value at the end of the prior period.

(19)	The CPR represents the weighted-average 1-month CPR of the Company's Agency RMBS during the period.

*	All percentages are annualized except total stockholder return on common equity.
** Previously reported under specialized accounting, ASC 946 – Financial Services – Investment Companies.  See Notes to consolidated financial statements, Note 2, Significant Accounting Policies, Basis of Presentation.

	As of December 31,
(in thousands, except per share numbers)	2016	2015	2014	2013	2012
Balance Sheet Data:
Investments in securities, at fair value	$12,648,731	$13,027,707	$14,601,507	$13,858,848	$20,854,773
Total assets	13,245,268	14,330,704	14,895,863	14,633,064	21,057,496
Repurchase agreements and other debt	9,691,544	11,086,477	11,289,559	11,206,950	13,981,307
Stockholders' equity	1,535,719	1,694,614	1,975,168	1,768,656	2,402,662
Book value per common share	$8.33	$9.36	$10.50	$9.24	$13.31
Core Earnings
"Core Earnings" represents a non-GAAP financial measure and is defined as net income (loss) available to common stockholders excluding net realized and unrealized gain (loss) on investments, net realized and unrealized gain (loss) on derivative instruments, and net unrealized gain (loss) on FHLBC Advances. Management uses Core Earnings to evaluate the effective yield of the portfolio after interest and operating expenses. In addition, management utilizes Core Earnings as a key metric, in conjunction with other portfolio and market factors, to determine the appropriate leverage and hedging ratios, as well as the overall portfolio structure. The Company believes that providing users of the Company's financial information with such measures, in addition to the related GAAP measures, gives investors and stockholders additional transparency and insight into the information used by the Company's management in its financial and operational decision-making.
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

	Year Ended December 31,
(in thousands, except per share numbers)	2016	2015	2014	2013	2012
Non-GAAP Reconciliation:
Net income (loss) available to common stockholders	$(4,421)	$(25,578)	$404,797	$(491,636)	$370,382
Net realized (gain) loss on investments	(19,463)	(13,652)	(132,563)	595,116	(203,846)
Net unrealized (gain) loss on investments	132,500	129,764	(233,763)	314,530	(23,023)
Net realized and unrealized (gain) loss on derivative instruments	11,483	54,932	110,542	(269,128)	21,990
Net unrealized (gain) loss on FHLBC Advances	1,299	(1,299)	—	—	—
Core Earnings	$121,398	$144,167	$149,013	$148,882	$165,503
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
Executive Overview
We are a specialty finance company created with the objective of achieving consistent risk-adjusted investment income. We seek to achieve this objective by investing on a leveraged basis primarily in Agency RMBS. These investments consist of residential mortgage pass-through securities for which the principal and interest payments are guaranteed by a government-sponsored enterprise, such as Fannie Mae, Freddie Mac, or by a U.S. government agency, such as Ginnie Mae(collectively referred to as "GSEs"). We may also invest in U.S. Treasuries, CMOs, or securities issued by a GSE that are not backed by collateral but, in the case of government agencies, are backed by the full faith and credit of the U.S. government, and, in the case of GSEs, are backed by the integrity and creditworthiness of the issuer ("U.S. Agency Debentures").
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
We earn income from our investment portfolio, currently comprised principally of Agency RMBS and U.S. Treasuries (collectively, "Debt Securities"). We finance our investments primarily through borrowings under repurchase agreements ("repo borrowings"), and, prior to the effective date of the Final Rule on January 19, 2016, loans from the Federal Home Loan Bank of Cincinnati ("FHLBC"), which provides short-term and long-term secured loans, called "advances," to its members. We use leverage to seek to enhance our returns, although leverage may also exacerbate losses. Our economic net interest income, a non-GAAP measure, described in "Results of Operations" below, is generated primarily from the net spread, or difference, between the interest income we earn on our investment portfolio and the cost of our borrowings and hedging activities. The amount of economic net interest income we earn on our investments depends in part on our ability to control our financing costs, which comprise a significant portion of our operating expenses. Economic Interest Expense is comprised of interest expense, as computed in accordance with GAAP, plus swap and cap interest expense used to hedge our cost of funds, a component of net gain (loss) on derivative instruments in the Company’s Consolidated Statements of Operations. The Company uses interest rate swaps to manage its exposure to changes in interest rates on its interest bearing liabilities by economically hedging cash flows associated with these borrowings. Presenting the contractual interest payments on interest rate swaps and caps with the interest paid on interest-bearing liabilities reflects the total contractual interest payments. Economic Interest Expense depicts the economic cost of our financing strategy. Although we leverage our portfolio investments in Debt Securities to seek to enhance our potential returns, leverage also may exacerbate losses.
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

In March 2015, our captive insurance subsidiary, CYS Insurance Services, LLC ("CYS Insurance"), was granted membership in the FHLBC and commenced obtaining FHLBC Advances from the FHLBC in the form of secured borrowings. Membership in the FHLBC permitted CYS Insurance to access a variety of products and services offered by the FHLBC, and obligated CYS Insurance to purchase FHLBC membership and activity stock, the latter being a percentage of the advances it obtains from the FHLBC. As with our repo borrowings, if the value of any assets pledged to FHLBC as collateral for advances decreased, the FHLBC could require posting of additional collateral. On January 12, 2016, the Federal Housing Finance Agency ("FHFA") issued a final rule (the "Final Rule") amending its regulations governing FHLB membership criteria for captive insurance companies. The Final Rule defines "insurance company" to exclude "captive insurers". Under this Final Rule, which became effective on February 19, 2016, CYS Insurance's membership in the FHLBC must be terminated within one year of the effective date and it will not be permitted to secure any new advances. In response to this action, during the year ended December 31, 2016 the Company repaid all of its remaining outstanding FHLBC Advances. CYS Insurance's membership in the FHLBC will terminate on February 19, 2017.
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

Trends and Recent Market Activity

Overview

Our business is largely influenced by interest rates and credit conditions principally in the United States, and, to a lesser extent, by global financial conditions. Changes in trends in, and outlook for, economic growth and inflation, as well as global central bank policies, significantly impact short-term and long-term interest rates and the yield curve. Our earnings power benefits from a steep yield curve, and the volatility of our book value is affected by the volatility of long-term interest rates, mortgage rates, and swap rates.

Interest rate trends changed several times during 2016, which will likely be remembered as a tale of two distinct periods: pre- and post-U.S. presidential election. The equity and bond markets started 2016 expecting a number of U.S. Federal Reserve ("Fed") funds interest rate hikes, but these hawkish expectations softened as growth and inflation outlooks evolved. Most of the year was marked by rates declining and then stabilizing in late summer. The surprise outcome of the U.K. referendum to exit the European Union further reduced expectations for global economic growth. As a result, interest rates fell through the first two quarters of 2016, then held steady at low levels until the fourth quarter, prior to the U.S. presidential election. In November, the widely unanticipated outcome of the U.S. presidential election caused a sharp reversal in interest rate expectations, resulting in a significant increase in rates through year-end. The outcome of the U.S. presidential election gave rise to broadly anticipated changes in fiscal policy including, but not limited to, tax reductions, provisions to incentivize domestic corporations to repatriate liquid assets held overseas, regulatory reform and measures to increase domestic production of energy, manufacturing, and infrastructure spending which are collectively broadly expected to increase domestic growth and inflation. Prior to the election, the markets were expecting a continuation of current fiscal policies and had priced in a very slow Fed tightening cycle, and continuing lower long-term interest rates, and low mortgage rates. Post-election through December 31, 2016, we experienced a dramatic increase in the 10-year U.S. treasury yield and a corresponding decline in the price of Agency RMBS. The steepening of the yield curve during the last quarter of 2016 has improved the near-term reinvestment outlook. As described below, money market reform during 2016 served as a tailwind for our business by supporting Agency RMBS repo funding costs, reducing our net hedging cost and increasing our book value.

The outcome of the U.S. presidential election created a meaningful change in expectations for domestic economic growth and inflation. The incoming administration (the “New Administration”) campaigned on a platform that includes significant personal and corporate tax cuts, significant regulatory relief, and a goal of renegotiating numerous trade agreements to benefit the U.S. in global trade. Further, the New Administration has signaled significant implementation of fiscal stimulus programs. Though few details of these programs are clear at this time, the markets anticipate that the New Administration’s fiscal policy measures will likely pull forward economic growth and increase the federal budget deficit. Whether this growth is durable remains to be seen. However, the markets anticipate that near-term domestic economic growth and inflation will be higher, necessitating an acceleration of the Fed’s interest rate normalization program. Thus, following the election, the markets rapidly repriced for an environment of higher near-term potential U.S. real gross domestic product ("GDP") growth and inflation. This abruptly reversed the bond market’s rally through the first three quarters of 2016.

After signaling multiple rate hikes at the beginning of 2016, the Fed raised short-term interest rates by 25 basis points ("bps") only once in December 2016. Prices of Agency RMBS rose throughout the first three quarters of the year as rates dropped. Additionally, the yield curve flattened during this period with the 10-year portion of the yield curve outperforming shorter-dated assets. For the first three quarters of 2016, the prices of our Agency RMBS holdings moved higher and outperformed our hedges. From December 31, 2015 through September 30, 2016, the yield on 5-year Treasury Securities ("U.S. Treasuries") fell 61 bps to 1.15% and the yield on 10-year U.S. Treasuries fell 68 bps to 1.59% on September 30, 2016. Prices of Agency RMBS followed and 30-year Agency RMBS 3.5% rose from $103.19 at December 31, 2015 to $105.53 at September 30, 2016.

The rally in the bond market during the first three quarters of 2016, however, was dramatically reversed following the U.S. presidential election as the capital markets adjusted to new expectations for growth-oriented fiscal policies. From September 30, 2016 through December 31, 2016 (the “Fourth Quarter”), the 5-year U.S. Treasury yield rose 78 bps, ending the year at 1.93%. Similarly, the yield on the 10-year U.S. Treasury rose by 85 bps, ending the year at 2.44%. For the same period, the price of Agency RMBS fell with the price of 30-year FNMA 3.5% RMBS falling from $105.55 on September 30, 2016 to $102.33 on December 31, 2016. Over the course of 2016, Agency RMBS prices fell with 30-year FNMA 3.5% RMBS falling by 0.87% year-over-year.

While our Agency RMBS and hedge performance helped increase our book value per s hare fairly consistently during the first three quarters of 2016, during the Fourth Quarter our book value notably declined.

The charts below illustrate the interest rate and spread movements:

We anticipate continued volatility in Agency RMBS markets through 2017 as markets react to details of new fiscal policies proposed or implemented by the New Administration. As of December 31, 2016, despite reductions in the portfolio value during the Fourth Quarter, we had substantial available liquidity of $0.9 billion, or 61.0% of our equity.

- Interest Rates, Unemployment and Other Macroeconomic Trends

A key focus of the markets in 2016 was the timing and magnitude of Fed rate hikes. During the year, the Fed continued guiding capital markets to anticipate several interest rate hikes in 2016; however, it was not until December 14, 2016 that the Fed actually raised the Federal Funds Rate by 25 bps. The FOMC's decision was based on its view of considerable improvement in labor market conditions in 2016 and a reasonably confident expectation that inflation will rise to its 2% objective. The FOMC indicated that three further 25 bps rate hikes in the Federal Funds Rate were likely during 2017; however, it also noted that there remains great uncertainty about the timing, magnitude, and likelihood of fiscal stimulus. By the time this rate hike was announced, the market had already priced in expectations of growth-oriented policies of the New Administration, which was reflected in both the prices of mortgages and higher borrowing costs.

Set forth below are graphs of yield curves showing trends from 2014 through 2016 and the four quarters of 2016:

Annual U.S. Treasury Yield Curves
3.5
3.0
2.5
2.0
1.5
1.0
0.5
0.0
%
3M
6M
1Y
2Y
3Y
5Y
7Y
10Y
30Y
December 2014
December 2015
December 2016

Quarterly U.S. Treasury Yield Curves
%
3.5
3.0
2.5
2.0
1.5
1.0
0.5
0.0
3M
6M
1Y
2Y
3Y
5Y
7Y
10Y
30Y
December 2015
March 2016
June 2016
September 2016
December 2016

U.S. economic performance was mixed and inconsistent throughout 2016. Following 2015, in which GDP showed overall growth of 2.2%, the first quarter of 2016 GDP of only 0.8% proved disappointing. The second quarter of 2016 GDP rebounded to 1.4%, while third quarter GDP was 3.5%, and fourth quarter of 2016 GDP is expected to be slower at around 2.9%, reflecting an uneven recovery. For 2016 as a whole, GDP growth is estimated at about 2.4%, only slightly better than the preceding five-year (2011-2015) average of 2.2%, a modest pace compared to prior growth periods and considerably lower than during the 1990s when the economy grew an average 3.4% per year.

One of the Fed's two mandates, inflation, has consistently tracked lower than the Fed's 2% target, with the core personal consumption expenditure inflation index around 1.6% for 2016. Weakening global economic conditions with moderate deflation continues to be present in Europe and Japan. The FOMC is encouraged that policymakers in Europe and elsewhere have responded with stimulus measures, and suggested that this could mitigate the risk of these economies dragging down the U.S economy. The 2017 economic outlook for growth in the U.S. is uncertain as the economic policies of the New Administration have not yet been fully defined, debated, or enacted. Nevertheless, the markets are building in expectations for several new policies, including, most significantly, tax cuts. The Tax Policy Center of the Urban Institute and Brookings Institution (the “Tax Policy Center”) estimates that the proposed tax cuts described could increase GDP by approximately 1% in the near term, but reduce GDP by 2026, as the interest costs of the increased deficit weigh on GDP. The Tax Policy Center did not account for any cuts in federal spending as these have not yet been specified by the New Administration. Additionally, the Tax Policy Center did not attempt to predict monetary policy in response to accelerating near-term GDP growth and inflationary pressures.

In addition to tax policy, several additional policy issues may be addressed by the New Administration. Some relevant to our industry include: review of the Dodd-Frank Act, banking regulations and how reforms may impact our lenders; the status of issues the Consumer Financial Protection Bureau (“CFPB”) and whether residential mortgage originators may be impacted; the status of the Federal Housing Finance Agency (“FHFA”) and whether any of its rules that impact our sector would be affected; the status and capital structure of the GSEs (i.e., Fannie Mae and Freddie Mac), and several others. At this moment, few details of policy reform proposals have been presented so it is not possible to judge what impacts they might have on our business.
- Interest Rate Spreads
The spread between Agency RMBS and interest rate swaps tightened modestly during 2016, as shown in the graph below, with the spread between Fannie Mae 30-year securities and 7-year interest rate swaps tightening 8 bps, and Fannie Mae 15-year and 5-year interest rate swaps tightening 8 bps. In general, this had a small positive impact on our asset values relative to our hedges but the change in the general level of interest rates had a much more significant effect on our portfolio performance. In addition, the spreads between our hedges and U.S Treasuries widened modestly throughout the year, as shown in the graph above in Overview, with resulting incremental benefits to our hedge book performance for the year ended December 31, 2016.

Generally, when spreads between Agency RMBS and swaps narrow, this has the effect of limiting our investment and reinvestment opportunities in the short-term. Also, if the long-end of the yield curve continues to flatten while the short-end rises, we expect that this will have the effect of reducing our yield on new investments. During the twelve months ended December 31, 2016, and December 31, 2015, the weighted-average yield on the Company's Debt Securities was 2.50% and 2.56%, respectively.

The table below shows potential Agency RMBS investments and their respective net interest margins as of January 29, 2017:

Net Interest Margin (1)	30-Yr. 3.5%	30-Yr. 4.0%	15-Yr. 2.5%	15-Yr. 3.0%	15-Yr. 3.5%
Asset Yield	3.21%	3.20%	2.52%	2.45%	2.35%
Financing Rate	0.85%	0.85%	0.85%	0.85%	0.85%
Hedge Cost	0.80%	0.57%	0.63%	0.43%	0.38%
Net interest margin	1.56%	1.78%	1.04%	1.17%	1.12%

Key Assumptions
Swap	7-Year	7-Year	5-Year	5-Year	5-Year
Hedge Ratio	50%	50%	50%	50%	50%
_______________________________________
(1) The examples in this table are for illustrative purposes only and do not reflect our projections or forecasts. Any assumptions and estimates used may not be accurate and cannot be relied upon. Our net interest margin for any given period may differ materially from these examples.
We benefited from a generally favorable financing environment throughout 2016. The Federal Funds Rate remained historically low throughout 2016, until late in the fourth quarter when the Fed raised the Federal Funds Rate by 25 bps, reflected in the table below. However, even after the December hike, the Federal Funds Rate remains at low levels. The Company generally borrows in the 30-180 day repo markets, which historically have been highly correlated to LIBOR. Access to repurchase agreements ("Repo Borrowings") collateralized with our Agency RMBS was stable during 2016, even after losing access to new advances from the FHLBC as a result of an FHFA ruling in January 2016. On January 12, 2016, the FHFA issued a Final Rule governing FHLB membership criteria for captive insurance companies (the “Final Rule”). The Final Rule defines "insurance company" to exclude "captive insurers".  Under the Final Rule, which became effective on February 19, 2016, CYS Insurance's membership in the FHLBC must be terminated within one year of the effective date, no new advances are available, and all FHLBC Advances are required to be repaid no later than February 19, 2017. During 2016, the Company repaid more than $2.1 billion in FHLBC Advances outstanding at December 31, 2015 with financings from existing repo counterparties. CYS Insurance's membership in the FHLBC will terminate on February 19, 2017.
At December 31, 2016, the interest rates on our Repo Borrowings ranged from 0.71% to 1.15% for 30-180 day repo borrowings, with a weighted-average interest rate of 0.89% and a weighted-average remaining maturity of 53 days. During 2016, our weighted-average cost of funds was 0.72%, compared to 0.40% in 2015, reflecting the higher interest rates environment and the expectation for rates to continue rising.

Date	1-Month LIBOR	3-Month LIBOR	6-Month LIBOR	Federal Funds Rate
December 31, 2016	0.772%	0.998%	1.318%	0.75%
September 30, 2016	0.531%	0.854%	1.240%	0.50%
June 30, 2016	0.465%	0.654%	0.924%	0.50%
March 31, 2016	0.437%	0.629%	0.900%	0.50%
December 31, 2015	0.430%	0.613%	0.846%	0.50%
September 30, 2015	0.193%	0.325%	0.534%	0.25%
June 30, 2015	0.187%	0.283%	0.445%	0.25%
March 31, 2015	0.176%	0.271%	0.401%	0.25%
December 31, 2014	0.171%	0.256%	0.363%	0.25%
Money market reform became effective on October 14, 2016. This change had a considerable impact on LIBOR rates in the third quarter of 2016. In efforts to prevent a money market fund “breaking the buck,” when a money market fund’s net asset value falls below one dollar, the Securities and Exchange Commission ("SEC") requires that prime institutional and municipal money market funds be priced on floating net asset value ("NAV") instead of the $1 NAV that these funds had historically touted. As a result, over $700 billion transitioned out of prime funds into government funds. This is supportive of the Agency RMBS repo market and therefore favorable to our business. Accordingly, much of the bank LIBOR funding that had been funded by prime money funds evaporated and LIBOR rates rose by about 28 bps between the end of June 2016 and the mid-October 2016 money market reform effective date. The rise in LIBOR rates contributed to higher hedge-based cash flows as the receive-leg of our swaps is tied to 3-month LIBOR. In addition, swaps are linked by industry convention to 3-month LIBOR. An increase in 3-month LIBOR during 2016 contributed to an increase in swap spreads and book value. Consequently, money market reform during 2016 served as a tailwind for our business by supporting Agency RMBS repo funding costs, reducing our net hedging costs, and increasing book value.

- Investing and Reinvestment Environment and Agency RMBS Supply and Demand

The investing and reinvesting environment for Agency RMBS is characterized by tight supply, strong demand, and the continued Fed asset purchases. While home sales and new single-family and multi-family home construction improved in 2016, tight mortgage lending rules resulting from the Dodd-Frank Act and bank conservatism in efforts to prevent future mortgage "put-backs," continue to limit mortgage availability, particularly to less creditworthy borrowers. As mortgage rates continued to stay at historically low levels, mortgage originations increased in 2016, relative to 2015 and 2014; however, new Agency RMBS issuances generally remain low compared to 2012 through mid-2013. While the Fed officially ended its asset purchase program in October 2014, it continues to use principal and interest payments it receives from its Agency RMBS portfolio to purchase new Agency RMBS. The Fed continues to be a dominant player in the Agency RMBS universe, currently holding approximately $1.7 trillion, or 28%, of the $6.0 trillion Agency RMBS market as of December 31, 2016. The limited supply of Agency RMBS has been a factor in the TBA market, but so has the reduction of Fed purchases in 2016, which resulted in a slightly less attractive TBA market.

The modest incremental rise in Agency RMBS prices during the first three quarters of 2016 followed by the notable post-election decline is illustrated in the graph below by the movement in prices of securities commonly held in our portfolio:

Mortgage rates have generally lagged the longer end of the yield curve, but ratcheted down through the first half of 2016 to 3.4% as of July. These rates prompted relatively higher prepayment rates for Agency RMBS in the second and third quarters of the year. Consequently, our portfolio of Agency RMBS continued to experience modest increases in prepayments in 2016 prior to the U.S. presidential election. Subsequent to the U.S. presidential election, prepayments decelerated as mortgage rates rose and seasonal factors took effect. Throughout 2016, we strategically repositioned the portfolio by selling fast prepaying Agency RMBS and replacing them with new production bonds. In addition, as mortgage rates began to rise during the Fourth Quarter, we recycled out of lower coupon Agency RMBS into higher current production coupons. Due to the continued tight regulatory environment, absent any meaningful deregulation in the housing finance sector from the New Administration, and the recent increase in mortgage rates, we expect prepayments to remain subdued in 2017, and, therefore, Agency RMBS supply will likely also remain commensurately muted.

- Government Activity

Ongoing regulatory uncertainty and inconsistency continues to place a drag on home lending and related securitization activity. Although the New Administration made statements on its intentions to reform housing finance and tax policy, the majority of potential policy changes will require Congressional action. At this time the direction and extent of policy change cannot be foreseen.

Mortgage availability may somewhat improve due to changes to the FHFA's representation and warranty rules, but originators have not been given sufficient protection to originate loans that pose greater risk of defaults. We continue to believe that opportunities to promote housing recovery through originations will be limited, at best.

Factions in Congress continue to disagree on a common path to housing finance reform. The FHFA and both houses of Congress have discussed and considered separate measures to restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac. We anticipate continued debate and discussion on residential housing and mortgage reform in 2017, and cannot be certain of any housing- and/or mortgage-related legislation, its Congressional approval, and or its ultimate effects.

- CYS Activity in Response to These Trends -
We continue to actively monitor, reposition, and manage our investment portfolio, the structure of our borrowings and our hedge positions. For example, as Agency RMBS prices rose during the first half of 2016, we identified certain holdings that were overpriced given their prepayment risks, and we sold and replaced these securities with better prepayment protected mortgages. When compelled by attractive financing opportunities, we purchased U.S. Treasuries, the ultimate prepayment protected securities. Throughout 2016, we strategically repositioned the investment portfolio by selling fast prepaying Agency RMBS and replacing them with new production bonds. In addition, subsequent to the U.S. presidential election, prepayments decelerated as mortgage rates rose and seasonal factors took effect. In response to this, during the Fourth Quarter, we recycled out of lower coupon Agency RMBS into higher current production coupon Agency RMBS. The steepening of the yield curve during the last quarter of 2016 has improved the near-term reinvestment outlook.

The size of our investment portfolio (inclusive of TBA Derivative positions with a net fair value of $(308.8) million) decreased to $12.3 billion at December 31, 2016 from $13.0 billion as of December 31, 2015. In addition, throughout 2016, we continued to take advantage of a favorable TBA market and marginally increased Drop Income to $32.9 million in 2016 from $32.6 million in 2015.

During 2016, we managed borrowing costs by utilizing our extensive sources of financing and our ability to effectively identify and capitalize on opportunities in our markets. Despite losing access to FHLBC Advances in connection with the Final Rule during 2016, we replaced approximately $2.1 billion of FHLBC Advances held at December 31, 2015 with Repo Borrowings from existing counterparties, with no material adverse effect on our core business and operations. We continue to maintain and grow our financing sources, ending 2016 with a broad and diverse group of nearly 50 lenders. Our extensive base of available sources of financing, combined with our collective years of experience with these sources, afford us an ability to understand the repo market and limits the possibility of paying a lender off-market rates. In addition, at various times during 2016, we identified and seized opportunities to finance our U.S. Treasuries at significant negative rates. Lastly, the financing side of our business continues to benefit from money market reforms put in place early in 2016, which served to increase cash in the financial system seeking government securities as collateral for short-term investments. This benefited our business by supporting Agency RMBS funding costs and reducing our net hedging costs relative to where we believe funding costs would have been absent the increased liquidity in the short-term borrowing markets.

During the second quarter of 2016, we took advantage of lower rates and a flatter yield curve by replacing $2.2 billion of short-dated swaps struck at a fixed pay rate of 1.43% with $1.7 billion of longer-dated swaps struck at a pay rate of 1.21%. This trade produced a $3.6 million annual decrease in swap and cap interest expense, which will continue well into the future. In addition, the rise in LIBOR rates during the year contributed to an increase in the receive-leg of our swaps, which is tied to 3-month LIBOR.

During 2016, as a result of an increase in interest rates during the Fourth Quarter, book value per share decreased by $1.03 per share to $8.33 per share, after declaring $1.01 per share in dividends. Leverage increased marginally year-over-year from 6.77:1 to 7.06:1, and we continued to maintain high levels of liquidity, generally in excess of 60% of our equity. We ended 2016 with a hedge ratio greater than 90%, consistent with where we began the year.

Financial Condition
Our Agency RMBS were purchased at a net premium to their face values, generally due to the average interest rates on these investments being higher than the prevailing market rates at the time of purchase. As of December 31, 2016 and December 31, 2015 we had approximately $452.3 million and $462.6 million, respectively, of net unamortized premium included in the cost basis of our investments. Our Debt Securities portfolio, including TBA Derivative positions (with a net fair value of $(308.8) million at December 31, 2016), consisted of the following assets as of December 31, 2016 and 2015 (dollars in 000's):

				Weighted-Average
Coupon	Face Value	Fair Value	Amortized Cost Basis per Face Value	Loan Balance(1)	Loan Age (in months)(1)	3 Month CPR(1)(2)	Duration(3)
December 31, 2016
15-Year Agency RMBS
2.5%	$1,046,887	$1,049,504	$102.78	$276	4	5.4%	3.94
TBA 2.5%(5)*	$(400,000)	$(400,633)	$99.73	n/a	n/a	n/a	3.75
3.0%	$2,540,786	$2,610,678	$102.68	$263	27	13.0%	3.03
TBA 3.0%*	200,000	205,174	102.86	n/a	n/a	n/a	2.83
3.5%	813,323	849,549	102.98	215	52	14.6	2.52
4.0%	108,173	114,207	101.03	167	70	14.7	2.27
4.5%	14,439	15,256	102.23	240	83	19.3	1.79
Subtotal	4,323,608	4,443,735	103.00	255	27	12.4	3.05
20-Year Agency RMBS
4.5%	39,328	42,348	102.66	209	77	19.6	2.16
30-Year Agency RMBS
3.0%	1,776	1,802	104.51	130	43	0.2	4.69
3.5%	4,934,357	5,062,330	104.48	338	8	9.5	4.48
TBA 3.5%*	383,000	392,293	102.58	n/a	n/a	n/a	4.10
4.0%	1,247,116	1,314,969	104.93	244	30	22.0	3.30
TBA 4.0%*	500,000	524,869	104.50	n/a	n/a	n/a	2.95
4.5%	113,274	122,361	106.63	282	68	21.7	2.32
Subtotal	7,179,523	7,418,624	104.34	319	13	13.1	4.12
Hybrid ARMs
2.8%(4)	375,745	385,502	102.74	322	30	21.3	2.16
Subtotal Agency RMBS	11,918,204	12,290,209	103.80	293	20	13.1	3.66
U.S. Treasuries
0.6%	50,000	49,686	99.90	n/a	n/a	n/a	1.48
Total	$11,968,204	$12,339,895	$103.78	$293	20	13.1%	3.66

December 31, 2015
15-Year Agency RMBS
3.0%	$4,840,936	$4,994,705	$103.16	$283	16	7.2%	3.46
TBA 3.0%	222,600	229,310	103.33	n/a	n/a	n/a	3.66
3.5%	1,014,790	1,064,726	103.15	220	41	9.8	3.05
4.0%	140,196	148,692	101.13	169	58	14.8	2.84
4.5%	20,152	21,432	102.51	243	71	14.7	2.45
Subtotal	6,238,674	6,458,865	103.12	270	22	7.9	3.38
20-Year Agency RMBS
4.5%	51,664	56,102	102.79	215	65	16.4	2.95
30-Year Agency RMBS
3.5%	2,741,525	2,830,295	103.70	328	7	3.3	4.88
TBA 3.5%	250,000	256,739	102.39	n/a	n/a	n/a	5.15
4.0%	2,321,917	2,461,698	105.20	277	16	9.6	4.01

				Weighted-Average
Coupon	Face Value	Fair Value	Amortized Cost Basis per Face Value	Loan Balance(1)	Loan Age (in months)(1)	3 Month CPR(1)(2)	Duration(3)
TBA 4.0%	323,000	341,611	105.80	n/a	n/a	n/a	3.70
4.5%	143,081	154,869	106.78	283	56	16.3	3.65
Subtotal	5,779,523	6,045,212	104.44	304	12	6.2	4.44
Agency Hybrid ARMs
3.0%(4)	356,991	367,817	102.80	315	33	17.7	2.48
Subtotal Agency RMBS	12,426,852	12,927,996	103.72	286	18	7.6	3.85
U.S. Treasuries
0.9%	100,000	99,711	99.85	n/a	n/a	n/a	1.89
Total	$12,526,852	$13,027,707	$103.69	$286	18	7.6%	3.83
__________________

(1)	TBAs are excluded from this calculation as they do not have a defined weighted-average loan balance or age until mortgages have been assigned to the pool.

(2)
The Constant Prepayment Rate ("CPR") represents the three-month CPR of the Company's Agency RMBS held at December 31, 2016 and December 31, 2015. The actual CPR experienced by the Company during the period may differ. Securities with no prepayment history are excluded from this calculation.

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

(4)	Coupon represents the weighted-average coupon of Hybrid ARMs.

(5)	Includes $400.6 million of forward settling transactions at December 31, 2016.
*    Includes TBA Derivatives comprised of forward purchase and sales with a net fair value of $(308.8) million at December 31, 2016.

In January 2017, the monthly weighted-average experienced CPR of the Company's Debt Securities declined to 11.1% from 13.1% in December 2016.

Hedging Instruments
We seek to hedge as much of the interest rate risk we determine is in the best interests of our stockholders. Our policies do not contain specific requirements as to the percentages or amount of interest rate risk we are required to hedge. No assurance can be given that our hedging activities will have the desired impact on our results of operations or financial condition.
Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	due to prepayments on assets and repayments of debt securing such assets, the duration of the hedge may not match the duration of the related liability or asset;

•	the credit quality of the hedging counterparty may be downgraded to such an extent that it may impair our ability to sell or assign our side of the hedging transaction; and

•	the hedging counterparty may default on its obligation to pay.
We engage in interest rate swaps and caps as a means of managing our interest rate risk on forecasted interest expense associated with repo borrowings for the term of the swap and cap contracts. An interest rate swap is a contractual agreement entered into by two counterparties under which each agrees to make periodic payments to the other for an agreed period of time based upon a notional amount of principal. Under the most common form of interest rate swap, commonly known as a fixed-floating interest rate swap, a series of fixed interest rate payments on a notional amount of principal are exchanged for a series of floating interest rate payments on such notional amount. In a simple interest rate cap, one investor pays a premium for a notional principal amount based on a capped interest rate (the "cap rate"). When the floating rate exceeds the cap rate, the investor receives a payment from the cap counterparty equal to the difference between the floating rate and the cap rate on the same notional principal amount for a specified period of time. Alternatively, an investor may receive a premium and pay the difference in cap rate and floating rate. The fair value of interest rate swaps and caps is heavily dependent on the current market fixed rate, the corresponding term structure of floating rates (known as the yield curve), and the expectation of changes in future floating rates. Below is a summary of our interest rate swaps and caps as of December 31, 2016 and 2015:

			Weighted-Average
December 31, 2016	Number of Contracts	Notional (000's)	Rate	Maturity	Duration	Fair Value (000's)
Interest Rate Swaps	17	$6,450,000	1.23%	January 2020	(2.72)	$80,608
Interest Rate Caps	5	2,500,000	1.28%	January 2020	(1.94)	42,532
Total	22	8,950,000	1.24%	January 2020	(2.50)	123,140

December 31, 2015
Interest Rate Swaps	21	$7,950,000	1.29%	May 2019	(3.08)	$25,411
Interest Rate Caps	5	2,500,000	1.28%	January 2020	(2.39)	61,343
Total	26	10,450,000	1.29%	July 2019	(2.91)	86,754

As of December 31, 2016, the Company had entered into interest rate swaps with an aggregate notional amount of $6.5 billion, a weighted-average fixed rate of 1.23%, and a weighted-average expiration of 3.0 years. This compares with interest rate swaps with a notional amount of $8.0 billion, a weighted-average fixed rate of 1.29%, and a weighted-average expiration of 3.4 years at December 31, 2015. The receive rate on the Company's interest rate swaps is 3-month LIBOR. At December 31, 2016, the Company had entered into interest rate caps with an aggregate notional amount of $2.5 billion, a weighted-average fixed rate of 1.28%, and a weighted-average expiration of 3.0 years. This compares with interest rate caps with a notional amount of $2.5 billion, a weighted-average fixed rate of 1.28%, and a weighted-average expiration of 4.0 years at December 31, 2015.
The Company does not consider TBA Derivatives to be hedging instruments.

Liabilities
We finance our assets through repo borrowings and FHLBC Advances (prior to the effective date of the Final Rule on January 19, 2016, which precluded us from securing new advances). Repo borrowings and FHLBC Advances are secured by our assets and generally bear interest rates that have historically moved in close relationship to LIBOR. At December 31, 2016 and 2015, we had repo borrowings and FHLBC Advances with 35 counterparties, which are summarized below (dollars in thousands):

December 31, 2016			Weighted-Average
Original Days to Maturity by Collateral Type	Repo Borrowings Outstanding	Percentage of Total	Interest Rate	Remaining Days to Maturity	Original Days to Maturity
Agency RMBS
≤ 30 Days	$651,032	7%	0.83%	5	11
> 30 to ≤ 60 Days	1,135,428	12%	0.89%	16	45
> 60 Days	7,905,084	81%	0.90%	63	139
Total	$9,691,544	100%	0.89%	53	119

December 31, 2015			Weighted-Average
Original Days to Maturity by Collateral Type	Repo Borrowings and FHLBC Advances Outstanding	Percentage of Total	Interest Rate	Remaining Days to Maturity	Original Days to Maturity
Agency RMBS
≤ 30 Days	$751,592	7%	0.49%	7	30
> 30 to ≤ 60 Days	2,507,201	23%	0.48%	9	43
> 60 Days	7,480,731	67%	0.60%	87	145
Subtotal	$10,739,524	97%	0.56%	63	113

U.S. Treasuries
> 30 to ≤ 60 Days	$348,251	3%	(0.13)%	2	13

Total	$11,087,775	100%	0.54%	61	110
As of December 31, 2016 and 2015, we had an aggregate payable for securities purchased as summarized below (in thousands).

December 31, 2016
Settle Date	Face Value	Payable
January 2017	$1,376,248	$1,418,658
February 2017	450,045	463,305
	$1,826,293	$1,881,963

December 31, 2015
Settle Date	Face Value	Payable
January 2016	$963,097	$1,008,133
February 2016	200,000	211,550
March 2016	250,000	256,291
	$1,413,097	$1,475,974
A portion of payable for securities purchased will be financed through repo borrowings, or FHLBC Advances to the extent they are financed prior to the January 19, 2016 effective date of the Final Rule.
Results of Operations
There are limitations associated with the use of our non-GAAP measures of Net Interest Income, Economic Interest Expense, and Core Earnings as measures of the Company's financial performance over any period. The Company's presentation of non-GAAP measures may not be comparable to similarly-titled measures of other companies, which may use different calculations.  As a result, our non-GAAP measures should not be considered a substitute for the Company's GAAP net income (loss), net interest income (loss) or total interest expense, a measure of our financial performance or any measure of our liquidity under GAAP.
The following table provides GAAP measures of interest expense and net interest income and details with respect to reconciling the aforementioned line items on a non-GAAP basis for each respective period.

	December 31, 2016	December 31, 2015	December 31, 2014
Net interest income	$220,258	$285,066	$283,251
Swap and cap interest expense	55,798	100,110	90,812
Economic net interest income	$164,460	$184,956	$192,439

Total interest expense	$74,279	$46,129	$33,825
Swap and cap interest expense	55,798	100,110	90,812
Economic interest expense	$130,077	$146,239	$124,637
From the Company's inception through September 30, 2015, "Swap and cap interest expense" was recognized in "Interest expense", and was a component of "Net interest income" in the Consolidated Statements of Operations. Effective October 1, 2015, "Swap and cap interest expense" is recognized as a component of "Net gain (loss) on derivative instruments" in "Total Other income (loss)" in the Consolidated Statements of Operations. This presentation change was made in order to record income, expenses and changes in the fair value of derivatives in one line item in the financial statements, consistent with common industry practice. As a result of this change, the caption "Net interest income" no longer includes the swap and cap interest expense. Therefore, we present the new non-GAAP measures, "Economic Interest Expense", and "Economic Net Interest Income" to provide an economic measure of our interest income net of borrowing and hedge expense, which management uses to evaluate the Company's investment portfolio. By providing users of our financial information with such measures in addition to the related GAAP measures, we believe they give users additional transparency into the information used by our management in its financial and operational decision-making, and that it is meaningful information to consider in addition to the related GAAP measure as it reflects the economic costs of financing our investment portfolio.
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Net Income (loss)
Net income (loss) available to common stockholders increased $21.2 million to a net loss of $(4.4) million for the year ended December 31, 2016, compared to net loss of $(25.6) million for the year ended December 31, 2015. The increase in net income was primarily due to a decrease in swap and cap interest expense of $44.3 million, an increase in net realized and unrealized gain on derivative instruments of $43.4 million and a $3.1 million increase in net realized and unrealized gain (loss) on investments, offset by a $36.7 million decrease in interest income and a $28.2 million increase in total interest expense. The major components of the increase in net income (loss) available to common stockholders during 2016 are detailed below.
The results of our business are generally correlated with changes in the yield curve and interest rates. In general, U.S Treasury rates and swap rates ended the year at relatively similar levels to where they had started. For example, the 10-year U.S. Treasury rate increased 17 bps to 2.44% at December 31, 2016 while 5-year swap rates increased 24 bps to 1.98% at December 31, 2016.
Interest Income and Asset Yield
Our principal source of income is the interest income that we earn on our Debt Securities portfolio. Interest income, which consists of interest income on our Debt Securities, decreased by $36.7 million to $294.5 million for the year ended December 31, 2016, as compared to $331.2 million for the year ended December 31, 2015. The factors driving this decrease are changes both in the size of our investment securities portfolio and the related yield, as shown below (in thousands):

Change in Size		Change in Yield		Change in Size & Yield
Change in average settled	$(1,180,420)	Change in average yield	(0.06)%	Change in average settled	$(1,180,420)
2015 average yield	2.56%	2015 average settled	12,962,340	Change in average yield	(0.06)%
Change	$(30,160)	Change	$(7,149)	Change	$651
				Total change	$(36,658)
Our annualized yield on average settled Debt Securities for the year ended December 31, 2016 was 2.50%, compared to 2.56% for the year ended December 31, 2015. The decrease in average yield during 2016 largely resulted from an increase in prepayment speeds and a decline in average settled Debt Securities. The weighted-average actual experienced CPR for the year ended December 31, 2016 increased to 12.1% from 10.4% for the year ended December 31, 2015, while amortization expense decreased $6.3 million to $84.1 million for the year ended December 31, 2016, compared to $90.4 million for the year ended December 31, 2015. Despite an increase in CPR during 2016, amortization decreased as a result of a $1.2 billion decrease in our average settled Debt Securities to $11.8 billion for the year ended December 31, 2016 from $13.0 billion for the year ended

December 31, 2015. In addition, our average settled Debt Securities included a larger amount of U.S. Treasuries during 2016, as we seized opportunities to finance U.S. Treasuries at negative rates.
Economic Net Interest Income
Our Economic Net Interest Income for the year ended December 31, 2016 was $164.5 million, and our interest rate spread net of hedge was 1.24% compared to net interest income of $185.0 million and an interest rate spread net of hedge of 1.28% for the year ended December 31, 2015. The decrease in our Economic Net Interest Income was principally due to a decrease in average settled Debt Securities, a decline in the average yield and an increase in total interest expense, offset by a decrease in swap and cap interest expense during the year ended December 31, 2016. While our economic net interest income is a good measure of our earnings, we believe our interest rate spread net of hedge is an important performance indicator as it reflects the cost of hedging.
Economic Interest Expense and Cost of Funds
Economic Interest Expense for the year ended December 31, 2016, which consists of interest expense from repo borrowings, FHLBC Advances and swap and cap interest expense, decreased $16.1 million to $130.1 million, from $146.2 million for the year ended December 31, 2015. The decrease in Economic Interest Expense was due to a decrease in our average repo borrowings and FHLBC Advances and a decrease in swap and cap interest expense, offset by an increase in the average cost of funds.  Interest expense from repo borrowings and FHLBC Advances increased by $28.2 million to $74.3 million for the year ended December 31, 2016, from $46.1 million in the prior year due to a higher cost of funds. Our weighted-average cost of funds rose to 0.72% for the year ended December 31, 2016 from 0.40% in the prior year as interest rates on our repo borrowings increased during 2016. Our average repo borrowings and FHLBC Advances decreased to $10.3 billion for the year ended December 31, 2016 from $11.4 billion in the prior year, consistent with the decline in the average investment portfolio during 2016 as compared to 2015. The table below illustrates the net result of changes to the average amount of repurchase agreements and FHLBC Advances outstanding and the increase in the cost of funds on interest expense during the year ended December 31, 2016 (dollars in thousands):

Change in Size		Change in Rate		Change in Size & Rate
Change in average outstanding	$(1,104,416)	Change in average rate	0.32%	Change in average outstanding	$(1,104,416)
2015 average rate	0.40%	2015 average outstanding	11,395,383	Change in average rate	0.32%
Change	$(4,471)	Change	$36,122	Change	$(3,501)
				Total change	$28,150
Swap and cap interest expense decreased by $44.3 million to $55.8 million for the year ended December 31, 2016 from $100.1 million in the prior year. The decrease in swap and cap interest expense was primarily attributable to the decrease in the average swap and cap rate to 0.59% in 2016 from 0.99% in the prior year, and a $0.6 billion decrease in the average aggregate swap and cap notional amount to $9.5 billion for the year ended December 31, 2016 from $10.2 billion in the prior year, as shown in the table below (in thousands):

Change in Size		Change in Rate		Change in Size & Rate
Change in average notional outstanding	$(626,923)	Change in average rate	(0.40)%	Change in average notional outstanding	$(626,923)
2015 average rate	0.99%	2015 average notional outstanding	10,153,846	Change in average rate	(0.40)%
Change	$(6,181)	Change	$(40,640)	Change	$2,509
				Total change	$(44,312)
Our annualized weighted-average cost of funds including hedge was 1.26% for the year ended December 31, 2016, as compared to 1.28% for the prior year. The components of our cost of funds are (i) rates on our repo borrowings and FHLBC Advances (collectively "Total Outstanding Borrowings"), (ii) rates on our swaps and caps, (iii) the size of our Total Outstanding Borrowings, and (iv) the total notional amount of our swaps and caps.
Other Income (Loss)
For the year ended December 31, 2016, our total other income (loss) was $(180.3) million compared to $(269.0) million in the prior year. The major components contributing to the change in total other income (loss) during 2016 are discussed below.
Net Realized and Unrealized Gain (Loss) on Investments and Drop Income

During the year ended December 31, 2016, our net realized and unrealized (loss) on investments decreased by $3.1 million to a net loss of $(113.0) million, compared to a net loss of $(116.1) million in the prior year. This change was mainly driven by decreases in prices of Agency RMBS for the years ended December 31, 2016 and 2015. During the year ended December 31, 2016, the price of a 15-year 3.5% Agency RMBS decreased $0.66 to $104.11, and during the year ended December 31, 2015, the price decreased $0.93 to $104.77. During the year ended December 31, 2016, the price of a 30-year 3.5% Agency RMBS decreased $0.90, and during the year ended December 31, 2015 the price decreased $1.07.
Drop Income is the difference between the spot price and the forward settlement price for the same Agency RMBS on the trade date. This difference is also the economic equivalent of the assumed interest rate spread net of hedge (yield less financing costs) of the Agency RMBS from trade date to settlement date. The Company derives Drop Income through utilization of forward settling transactions of Agency RMBS. During the years ended December 31, 2016 and 2015, we generated Drop Income of approximately $32.9 million and $32.6 million, respectively. The marginally higher Drop Income during the year ended December 31, 2016 was due primarily to higher volumes of forward settling transactions from which we derive Drop Income. During the year ended December 31, 2016, the average gross balance in the combined TBA Securities and TBA Derivatives portfolio was $1.4 billion, a $0.2 billion increase compared to the average gross balance of $1.2 billion in the prior year. Drop Income is a component of our net realized and unrealized gain (loss) on investments and our net realized and unrealized gain (loss) on derivative instruments in the accompanying Consolidated Statement of Operations and is therefore excluded from Core Earnings.
Net unrealized gain (loss) on long-term FHLBC advances
During the year ended December 31, 2016, the Company repaid $2.1 billion in FHLBC Advances outstanding at December 31, 2015. We held $425.0 million of FHLBC Advances with an initial maturity greater than one year and a weighted-average maturity of 2.8 years at December 31, 2015. For the year ended December 31, 2016 the net unrealized loss on FHLBC Advances was $(1.3) million. The unrealized loss was due primarily to pricing FHLBC Advances with initial maturities greater than one year at par as a result of repaying all outstanding FHLBC Advances prior to September 30, 2016. For the year ended December 31, 2015, the net unrealized gain on FHLBC Advances of $1.3 million was due primarily to rising interest rates in which the value of our long-term liability decreased. 3-year swap rates increased from 1.21% on May 27, 2015 (the date on which the first FHLBC Advance was obtained) to 1.42% at December 31, 2015.
Net Realized and Unrealized Gain (Loss) on Derivative Instruments
Net realized and unrealized gain (loss) on derivative instruments is comprised of swap and cap interest expense and net realized and unrealized gain (loss) on derivative instruments. Net realized and unrealized gain (loss) on derivative instruments was $(11.5) million (comprised of $9.1 million net realized and unrealized gain on swap and cap contracts, and $(20.6) million net realized and unrealized loss on TBA Derivatives) for the year ended December 31, 2016, compared to a loss of $(54.9) million (comprised entirely of a net realized and unrealized loss on swap and cap contracts) for the year ended December 31, 2015. The change in net realized and unrealized gain (loss) on derivative instruments for the year ended December 31, 2016 was due primarily to an increase in interest rates, which caused our swap and caps to increase in value which was partially offset by a decrease in value of TBA Derivatives. A decrease in rates during the year ended December 31, 2015 caused a decrease in the value of our derivative instruments. Our swaps and caps are designed principally to protect us in an environment of increasing interest rates. During the year ended December 31, 2016, 5-year and 7-year swap rates increased by 24 bps and 21 bps, respectively. During the year ended December 31, 2015, 5-year and 7-year swap rates decreased by 3 bps and 9 bps, respectively.
Operating Expenses
Operating expenses were $23.6 million and $20.8 million for the years ended December 31, 2016 and 2015, respectively representing an expense ratio of 1.39% for 2016, compared to 1.12% for 2015. The increase in operating expenses during 2016 was due primarily to an increase in compensation and benefits expense due to an increase in headcount, and $2.6 million of non-recurring charges, including a $1.7 million prior period tax charge. Excluding the effects of non-recurring expenses, the operating expense ratio was 1.23% for the year ended December 31, 2016.
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Net Income (loss)
Net income (loss) available to common stockholders decreased $(430.4) million to a net loss of $(25.6) million for the year ended December 31, 2015, compared to net income of $404.8 million in the prior year. The net loss in 2015 was largely attributable to a $482.4 million increase in the net realized and unrealized loss on investments, offset by a $55.6 million decrease in net gain (loss) on derivative instruments from the prior year. Changes in the value of our investments and derivative instruments during 2015 were directly related to changes in the yield curve and swaps rates. In general, U.S Treasury rates and swaps rates ended the year at relatively similar levels to where they had started. For example, the 10-year U.S. Treasury yield increased 10 bps during 2015 to 2.27% at December 31, 2015. However, during 2015 there was volatility in the yield curve, and swaps spreads generally tightened in the second half of the year, resulting in a decline in the value of our swaps and caps. 5-year swap spreads decreased 14 bps to (2) bps at December 31, 2015, and we recorded a net realized and unrealized gain (loss) of $(54.9) million for the year ended December 31, 2015. The major components of the decrease in net income during 2015 as compared to the prior year are detailed below.
Interest Income and Asset Yield
Our principal source of income is the interest income that we earn on our Debt Securities portfolio. Interest income, which consists of interest income on our Debt Securities, increased by $14.1 million to $331.2 million for the year ended December 31, 2015, as compared to $317.1 million in the prior year. This increase was attributable primarily to an increase in the average investment portfolio, which was offset partially by a decrease in the yield on our investments, as shown below (in thousands):

Change in Size		Change in Yield		Change in Size & Yield
Change in average settled	$764,162	Change in average yield	(0.04)%	Change in average settled	$764,162
2014 average yield	2.60%	2014 average settled	12,198,178	Change in average yield	(0.04)%
Change	$19,864	Change	$(5,406)	Change	$(339)
				Total change	$14,119
Our average settled Debt Securities for the year ended December 31, 2015 was $13.0 billion, compared to $12.2 billion in the prior year. Our annualized yield on average settled Debt Securities for the year ended December 31, 2015 was 2.56%, as compared to 2.60% in the prior year. The yield on our assets is largely affected by the rate of prepayments on our Agency RMBS. The rate of amortization of unamortized premiums increases with the rate of prepayments. The decrease in yield during 2015 as compared to 2014 was primarily due to higher amortization expense. Our amortization expense was $90.4 million for the year ended December 31, 2015, compared to $52.5 million in the prior year as a result of an increase in CPR from 7.9% in 2014 to 10.4% in 2015.
Economic Net Interest Income
Our Economic Net Interest Income for the year ended December 31, 2015 was $185.0 million, and our interest rate spread net of hedge was 1.28%. For the year ended December 31, 2014, our Economic Net Interest Income was $192.4 million, and our interest rate spread net of hedge was 1.42%. The decrease in our interest rate spread net of hedge (yield minus financing and hedging costs) was due to a decrease in the portfolio yield, which was driven by an increase in amortization expense, and a higher average cost of funds and hedge, which increased to 1.28% for the year ended December 31, 2015, as compared to 1.18% in the prior year due primarily to higher rates on our repo borrowings and FHLBC Advances.
Economic Interest Expense and Cost of Funds
Economic Interest Expense for the year ended December 31, 2015 increased $21.6 million to $146.2 million, from $124.6 million in the prior year. The increase in Economic Interest Expense was due primarily to an increase in our average repo borrowings and FHLBC Advances, an increase in the average cost of funds, and an increase in our swap and cap interest expense during 2015. Our average repo borrowings and FHLBC Advances increased to $11.4 billion for the year ended December 31, 2015, from $10.6 billion in the prior year, consistent with the increase in the average investment portfolio during 2015 as compared to 2014. During 2015, the average interest rate on repo borrowings and FHLBC Advances increased to 0.40% from 0.32% in the prior year. The impact of the increase in average repo borrowings and FHLBC Advances and the related interest rates on our Economic Net Interest Expense for 2015 are shown below (dollars in thousands):

Change in Size		Change in Rate		Change in Size & Rate
Change in average outstanding	$835,527	Change in average rate	0.08%	Change in average outstanding	$835,527
2014 average rate	0.32%	2014 average outstanding	10,559,856	Change in average rate	0.08%
Change	$2,676	Change	$8,922	Change	$706
				Total change	$12,304
Swap and cap interest expense increased by $9.3 million to $100.1 million for the year ended December 31, 2015 from $90.8 million in 2014. The increase in swap and cap interest expense was largely due to a $257.6 million increase in the average aggregate swap and cap notional amount to $10.2 billion from $9.9 billion in the prior year, and by an increase in the average swap and cap net pay rate ("average rate") to 0.99% in 2015 from 0.92% in the prior year, as shown in the table below

(dollars in thousands):

Change in Size		Change in Rate		Change in Size & Rate
Change in average notional outstanding	$257,692	Change in average rate	0.07%	Change in average notional outstanding	$257,692
2014 average rate	0.92%	2014 average notional outstanding	9,896,154	Change in average rate	0.07%
Change	$2,365	Change	$6,757	Change	$176
				Total change	$9,298
Our annualized weighted-average cost of funds including hedge was 1.28% for the year ended December 31, 2015, as compared to 1.18% in the prior year. The components of our cost of funds are (i) rates on our repo borrowings and FHLBC Advances, (ii) rates on our interest rate swaps and caps, (iii) the size of our repo borrowings and FHLBC Advances, and (iv) the total notional amount of the interest rate swaps and caps.
Other Income (Loss)
For the year ended December 31, 2015, our total other income (loss) was a loss of $(269.0) million compared to income of $165.2 million in the prior year. The major components contributing to the decrease in total other income (loss) during 2015 are described below.
Net Realized and Unrealized Gain (Loss) on Investments and Drop Income
During the year ended December 31, 2015, our net realized and unrealized gain (loss) on investments decreased by $482.4 million to a net loss of $(116.1) million, compared to a net gain of $366.3 million in the prior year. This decrease was primarily driven by a substantial decrease in the prices of Agency RMBS during 2015. For example, during 2015, the price of a 30-year 4.0% Agency RMBS decreased $0.91, and during 2014 it increased $3.75. Additionally, our net realized and unrealized losses on investments were amplified by the impact of an increase in the average total Debt Securities of $14.2 billion for the year ended December 31, 2015 compared to $13.9 billion in the prior year.
During the years ended December 31, 2015 and 2014, we generated Drop Income of approximately $32.6 million and $60.7 million, respectively. The decrease in Drop Income during 2015 was due primarily to lower volumes of forward settling transactions from which we derive Drop Income. During the year ended December 31, 2015, the average balance in the TBA Securities portfolio was $1.2 billion, a decrease of $0.5 billion from the average balance of $1.7 billion in the prior year. The TBA market became slightly less attractive in 2015 and we settled more cash bonds in 2015.
Net unrealized gain (loss) on long-term FHLBC Advances
During the year ended December 31, 2015 we secured certain FHLBC Advances with an original term of three years, a weighted-average interest rate of 1.48%, that were callable after the one-year anniversary and thereafter every six months. We held $425.0 million of FHLBC Advances with an initial term greater than one year and a weighted-average maturity of 2.5 years at December 31, 2015. The net unrealized gain on FHLBC Advances of $1.3 million during 2015 was due primarily to rising interest rates in which the value of our long-term liability decreased. To illustrate, 3-year swap rates increased from 1.21% on May 27, 2015 (the date on which the first long-term FHLBC Advance was obtained) to 1.42% at December 31, 2015. At December 31, 2014, the Company had no long-term FHLBC Advances outstanding.
Net Realized and Unrealized Gain (Loss) on Derivative Instruments
Net realized and unrealized gain (loss) on derivative instruments decreased by $55.6 million to a net loss of $(54.9) million for the year ended December 31, 2015, from a loss of $(110.5) million in the prior year. The decrease in the net loss during 2015 was due principally to changes in swap rates during the year and the termination of cancelable swaps. Swap rates declined less in 2015 relative to 2014. The value of our swaps declines with declines in swap rates and vice-versa. To illustrate, during the year ended December 31, 2015, 5-year and 7-year swap rates decreased by 3 bps and 9 bps, respectively. During the year ended December 31, 2014, 5-year and 7-year swap rates decreased by 2 bps and 44 bps, respectively. In addition, during the year ended December 31, 2015 we terminated all cancelable swaps in response to lower rates during the first three quarters of 2015. Our decision to terminate the cancelable swaps resulted in a smaller loss than if we had terminated comparable 7-year generic swaps. During the years ended December 31, 2015 and 2014, our average aggregate interest rate swap and cap notional amount was $10.2 billion and $9.9 billion, respectively.

Operating Expenses
Operating expenses were $20.8 million and $22.9 million for the years ended December 31, 2015 and 2014, respectively, representing an expense ratio of 1.12% for 2015, compared to 1.19% for 2014. The decrease in operating expenses was largely due to a decrease in incentive compensation in 2015 as compared to the prior year.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations for borrowings under repurchase agreements and FHLBC Advances, interest expense on such borrowings and the office lease at December 31, 2016 and 2015 (dollars in thousands).

December 31, 2016	Within One Year	One to Three Years	Three to Five Years	Thereafter	Total
Repurchase agreements and FHLBC Advances	$9,691,544	$—	$—	$—	$9,691,544
Interest expense on repurchase agreements and FHLBC Advances, based on rates at December 31, 2016	29,154	—	—	—	29,154
Long-term operating lease obligation	353	736	776	606	2,471
Total	$9,721,051	$736	$776	$606	$9,723,169
At December 31, 2016 and December 31, 2015, we had the following interest rate swaps and caps (in thousands):
As of December 31, 2016

Interest Rate Swaps	Weighted-Average	Notional	Fair
Expiration Year	Fixed Pay Rate	Amount	Value
2017	0.82%	$1,000,000	$2,316
2018	1.00%	1,500,000	4,359
2020	1.45%	1,750,000	23,474
2021	1.21%	1,700,000	48,931
2022	1.98%	500,000	1,528
Total	1.23%	$6,450,000	$80,608

Interest Rate Caps	Weighted-Average	Notional	Fair
Expiration Year	Cap Rate	Amount	Value
2019	1.34%	$800,000	$8,051
2020	1.25%	1,700,000	34,481
Total	1.28%	$2,500,000	$42,532

As of December 31, 2015

Interest Rate Swaps	Weighted-Average	Notional	Fair
Expiration Year	Fixed Pay Rate	Amount	Value
2017	0.82%	$2,250,000	$8,968
2018	1.16%	2,000,000	2,913
2019	1.75%	800,000	(7,148)
2020	1.49%	2,000,000	19,989
2022	1.93%	900,000	689
Total	1.29%	$7,950,000	$25,411

Interest Rate Caps	Weighted-Average	Notional	Fair
Expiration Year	Cap Rate	Amount	Value
2019	1.34%	$800,000	$13,811
2020	1.25%	1,700,000	47,532
Total	1.28%	$2,500,000	$61,343

We enter into contracts that contain a variety of indemnification obligations, principally with our brokers and counterparties to interest rate swap and cap contracts and repo borrowings. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. The maximum potential future payment amount we could be required to pay under these indemnification obligations cannot be reasonably estimated. Accordingly, we recorded no liabilities for these agreements as of December 31, 2016 and December 31, 2015. In addition, as of December 31, 2016 and December 31, 2015, we had $1.9 billion and $1.5 billion of payable for securities purchased, respectively, a portion of which either will be or was financed through repo borrowings and/or FHLBC Advances as it relates solely to amounts outstanding at December 31, 2015.
Off-Balance Sheet Arrangements
As of December 31, 2016 and 2015, we had no relationships with any significant unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2016 and 2015, we had not guaranteed obligations of unconsolidated entities, entered into commitments or had any intent to provide funding to any such entities.
We may seek to obtain other sources of financing depending on market conditions. We may finance the acquisition of Agency RMBS by entering into TBA dollar roll transactions in which we would sell a TBA contract for current month settlement and simultaneously purchase a similar TBA contract for a forward settlement date. Prior to the forward settlement date, we may choose to roll the position out to a later date by entering into an offsetting TBA position, net settling the paired-off positions for cash, and simultaneously entering into a similar TBA contract for a later settlement date. In such transactions, the TBA contract purchased for a forward settlement date is priced at a discount to the TBA contract sold for settlement/pair off in the current month. The discount is the difference between the spot price and the forward settlement price for the same Agency RMBS on trade date and is referred to by the Company as Drop Income. This difference is also the economic equivalent of the assumed net interest spread (yield less financing costs) of the Agency RMBS from trade date to settlement date. Consequently, dollar roll transactions accounted for as TBA Derivatives represent a form of off-balance sheet financing. In evaluating our overall leverage at risk, we consider both our on-balance and off-balance sheet financing.

Liquidity and Capital Resources
Our primary sources of funds are repo borrowings, FHLBC Advances (prior to the effective date of the Final Rule on January 19, 2016, which precluded us from securing new advances), asset sales and monthly principal and interest payments on our investment portfolio. Depending on market conditions, equity and debt offerings could also be a source of funds. Because the level of our borrowings may change on a daily basis, we believe that the level of cash and cash equivalents carried on our balance sheet is significantly less important than the liquidity available under our borrowing arrangements. We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings, maintenance of margin requirements and the payment of cash dividends required for our continued qualification as a REIT. To qualify as a REIT, we must distribute at least 90% of our net taxable income annually. To the extent that we distribute all of our net taxable income in a timely manner, we will generally not be subject to federal and state income taxes. We currently expect to distribute all or substantially all of our taxable income in a timely manner so that we are not subject to federal and state income taxation. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital from operations.
As of December 31, 2016 and 2015, we had approximately $0.9 billion and $1.1 billion, respectively, in Agency RMBS, U.S. Treasuries and cash available to satisfy future margin calls. We have consistently maintained sufficient liquidity to meet margin calls, and have historically satisfied all margin calls, although no assurance can be given that we will be able to satisfy margin calls in the future. During the year ended December 31, 2016, we maintained an average liquidity level of 59%, but not less than 47%, of stockholders' equity. The following table presents our unencumbered liquid assets as a percentage of stockholders' equity as of December 31:

	Carrying Value as of
Unencumbered Liquid Assets	2016	2015
Cash and cash equivalents	$1,260	$9,982
U.S. Treasuries	32,494	29,257
Agency RMBS	903,548	1,080,990
Unencumbered liquid assets	$937,302	$1,120,229
Unencumbered liquid assets as % of total stockholders' equity	61.0%	66.2%
As of December 31, 2016, $34.2 million of assets were pledged to the Company under the Master Agreements, of which $2.7 million were pledged by the Company to other counterparties at December 31, 2016.
During the year ended December 31, 2016 and 2015, we had average repo borrowings and FHLBC Advances outstanding of $10.3 billion and $11.4 billion, respectively, with a weighted-average borrowing rate of 0.72% and 0.40%. The availability of repo borrowing financing was generally stable with interest rates between 0.71% and 1.15% for 30-180 day repo borrowings at December 31, 2016.
As a direct result of the Final Rule, prior to September 30, 2016, the Company repaid approximately $2.1 billion of FHLBC Advances with its existing repo counterparties.  As with our repo borrowings, if the value of any assets pledged to FHLBC as collateral for advances decreased, the FHLBC could require posting of additional collateral. During 2016, the Company redeemed $42.0 million of FHLBC activity stock in connection with the repayment of FHLBC Advances.
We diversify our funding across multiple counterparties and by counterparty region to limit our exposure to counterparty credit risk. As of December 31, 2016 and December 31, 2015, we had access to 50 and 48 counterparties, respectively, subject to certain conditions, located throughout North America, Europe and Asia. At December 31, 2016, we had no FHLBC Advances outstanding. At December 31, 2015, FHLBC Advances were 18.9% of the Total Outstanding Borrowings. For the years ended December 31, 2016 and 2015, repo borrowings and FHLBC Advances with any individual counterparty were less than 7.1% and 5.1% of the Total Outstanding Borrowings, respectively. The table below includes a summary of our outstanding repo borrowings and FHLBC Advances by number of counterparties and region as of December 31, 2016 and 2015:

	December 31, 2016
Counterparty Region	Number of Repo Borrowings Counterparties	Percent of Total Outstanding Borrowings
North America	22	60.4%
Europe	8	22.8%
Asia	5	16.8%
	35	100.0%

	December 31, 2015
Counterparty Region	Number of Repo Borrowings and FHLBC Advances Counterparties	Percent of Total Outstanding Borrowings
North America	22	64.4%
Europe	8	21.8%
Asia	5	13.8%
	35	100.0%
Our repurchase agreements contain standard provisions and covenants as set forth in the standard master repurchase agreement published by the Securities Industry and Financial Markets Association. Our repurchase agreements generally require us to transfer additional securities to the counterparty in the event the value of the securities then held by the counterparty in the margin account falls below specified levels and contain events of default in cases where we or the counterparty breaches our respective obligations under the agreement.
The credit arrangement pursuant to which CYS Insurance maintained FHLBC Advances (the "FHLBC Arrangement") involved observance by CYS Insurance of the rules of FHLBC membership, subject to the FHLBC's credit policy, and was governed by the terms and conditions of a blanket security agreement, and the consent and guaranty of the Company.  The FHLBC Arrangement required CYS Insurance to transfer additional securities to the FHLBC in the event the value of the securities then held by the FHLBC fell below specified levels, and contained events of default in cases where we or the FHLBC breached our respective obligations under the FHLBC Arrangement.  An event of default or termination event under the FHLBC Arrangement would give the FHLBC the option to terminate all FHLBC Advances existing with us and make any amount due by us to the FHLBC immediately payable.
We receive margin calls from our repurchase agreement counterparties in the ordinary course of business, similar to other special finance entities. We receive two types of margin calls under our repurchase agreements. The first type, which are known as "factor calls," are margin calls that occur each month and relate to the timing difference between the reduction of principal balances of our Agency RMBS due to monthly principal payments on the underlying mortgages, and the receipt of the corresponding cash. The second type of margin call we may receive is a "valuation call", which occurs due to market and interest rate movements. Both factor and valuation margin calls occur if the total value of our assets pledged as collateral to our counterparty drops beyond a threshold level, typically between $100,000 and $500,000 (although no such minimum applied under the FHLBC Arrangement). Both types of margin calls require a dollar for dollar restoration of the margin shortfall. Conversely, we may initiate margin calls to our counterparties when the value of our assets pledged as collateral with a counterparty increases above the threshold level, thereby increasing our liquidity. All unrestricted cash plus any unpledged securities, are available to satisfy margin calls.
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
For our short-term (less than one year) and long-term (more than one year) liquidity and capital resource requirements, we rely on the cash flow from operations, primarily monthly principal and interest payments to be received on our Agency RMBS. During the years ended December 31, 2016 and 2015, we received $1.92 billion and $1.90 billion of principal repayments, respectively, and $297.3 million and $334.5 million of interest payments, respectively. We held cash of $1.3 million and $10.0 million at December 31, 2016 and December 31, 2015, respectively. For the years ended December 31, 2016 and 2015, net cash provided by operating activities was $167.9 million and $257.6 million, respectively.
Based on our current portfolio, leverage and available borrowing capacity, we believe that our cash flow from operations and the utilization of borrowings will be sufficient to enable us to meet anticipated short-term liquidity requirements such as funding our investment activities, distributions to stockholders and general corporate expenses. However, an increase in prepayment rates substantially above our expectations may cause a temporary liquidity shortfall due to the timing of margin calls and the actual receipt of cash related to principal paydowns. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may be required to sell Agency RMBS in our portfolio or issue debt or equity securities, subject to market conditions. If required, the sale of Agency RMBS at prices lower than their amortized cost would result in realized losses. We believe that we have additional capacity through repurchase agreements to leverage our equity further should the need for additional short-term liquidity arise.
Our investment portfolio is comprised principally of highly-liquid Agency RMBS and U.S. Treasuries backed by the full faith and credit of the U.S. government. We regularly monitor the creditworthiness of the U.S. government. While the U.S. government has had its credit rating downgraded in recent years by one of the credit rating agencies, we believe it remains one of the most secure creditors in the world as of December 31, 2016.
We may increase our capital resources by obtaining long-term credit facilities or making public or private offerings of equity or debt securities. Such financing will depend on market conditions for capital raises and for the investment of any proceeds. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations. On May 23, 2014, we filed an automatically effective shelf registration statement on Form S-3 with the Securities and Exchange Commission. We may offer and sell, from time to time, shares of common stock, preferred stock and debt securities in one or more offerings pursuant to the prospectus that is a part of the registration statement. As of December 31, 2016, we had not issued any shares of common stock, preferred stock or debt securities under the prospectus.
Effective May 15, 2014, the Company terminated that certain Equity Distribution Agreement by and between the Company and JMP Securities LLC ("JMP"), dated as of June 7, 2011 (the "JMP Agreement"), in connection with the expiration of the Company's prior shelf registration statement on Form S-3. Under the JMP Agreement, the Company could offer and sell, from time to time, up to 15.0 million shares of the Company's common stock through an "at the market" offering program with JMP. The Company sold 11.9 million shares of common stock under the JMP Agreement. For the year ended December 31, 2016 and 2015, the Company did not sell any shares of common stock under the JMP Agreement.
Another vehicle we may utilize to raise capital is our Direct Share Purchase Program ("DSPP"), through which stockholders may purchase additional shares of common stock by reinvesting some or all of the cash dividends received on shares of common stock. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. For the year ended December 31, 2016 the Company issued 797 shares under the DSPP. We did not issue any shares under the plan during the year ended December 31, 2015. As of December 31, 2016 and 2015, there were approximately 4.1 million shares available for issuance under the DSPP.
We also repurchase our capital stock from time to time. On November 15, 2012, the Company announced that its board of directors authorized the repurchase of shares of the Company's common stock having an aggregate value of up to $250 million. Pursuant to this program, through July 20, 2014 the Company repurchased approximately $115.7 million in aggregate value of its shares of common stock on the open market. On July 21, 2014, the Company announced that its board of directors authorized the repurchase of shares of the Company's common stock having an aggregate value of up to $250 million, which included approximately $134.3 million available for repurchase under the November 2012 authorization. Subsequently, during 2014 we repurchased 172,549 shares at a weighted-average purchase price of $8.88 per share, for an aggregate purchase price of approximately $1.5 million. In 2016, we repurchased 673,166 shares of the Company's common stock at a weighted-average price of $7.85 per share for an aggregate purchase price of approximately $5.3 million. Accordingly, the Company still had approximately $155.5 million authorized to repurchase shares of its common stock as of December 31, 2016.
For the year ended December 31, 2015, the Company repurchased 10,559,493 shares with a weighted-average purchase price of $8.28 per share for an aggregate purchase price of approximately $87.7 million. Accordingly, the Company was authorized to repurchase shares of its common stock approximating $160.8 million as of December 31, 2015.

Quantitative and Qualitative Disclosures about Short-Term Borrowings

The following table discloses quantitative data about our repo borrowings and FHLBC Advances with initial terms less than one year during the years ended December 31, 2016 and 2015:

	Three Months Ended
(In millions)	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Outstanding at period end	$9,692	$9,621	$10,075	$10,307
Weighted-average rate at period end	0.89%	0.77%	0.65%	0.73%
Average outstanding during period (1)	$9,905	$10,111	$10,025	$10,493
Weighted-average rate during period	0.81%	0.68%	0.69%	0.68%
Largest month end balance during period	$10,873	$10,787	$10,363	$11,088

(1)	Calculated based on the average month end balance of repurchase agreements and short-term FHLBC Advances during the period.

	Three Months Ended
(In millions)	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Outstanding at period end	$10,663	$10,928	$11,690	$10,715
Weighted-average rate at period end	0.50%	0.44%	0.34%	0.34%
Average outstanding during period	$10,947	$11,245	$11,573	$10,954
Weighted-average rate during period	0.45%	0.39%	0.35%	0.35%
Largest month end balance during period	$11,253	$11,690	$11,984	$11,198

The Company's borrowing ability was generally stable during the years ended December 31, 2016 and 2015. From quarter to quarter, fluctuations occur in our short-term repo borrowings and FHLBC Advances that are fairly tightly correlated with the expansion and contraction of our investment portfolio. Though it varies by quarter, we generally maintain leverage between 6.4:1 and 7.1:1. The Company's borrowing rates were higher during 2016 compared to 2015, as a result of higher interest rates in advance of the increase in the Fed Funds Rate by 25 bps in December 2016.
At December 31, 2016 and 2015, our amount at risk with any individual counterparty related to our repo borrowings or FHLBC Advances was less than 2.6% and 2.3% of stockholders' equity.

Inflation
Virtually all our assets and liabilities are interest rate sensitive. As a result, interest rates and other factors tend to influence our performance more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors based in part on our REIT taxable income as calculated according to the requirements of the Internal Revenue Code. In each case, our activities and balance sheet are measured with reference to fair value without considering inflation.
Critical Accounting Policies
We make complex and subjective decisions and assessments that could affect our reported assets and liabilities, as well as our reported interest income and expenses. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available at that time. We rely on our management's experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. See Note 2, Significant Accounting Policies to the financial statements included in the Financial Statements section of this Annual Report on Form 10-K for a complete discussion of our significant accounting policies. The following has been identified as our most critical accounting policy:

Valuation
Agency RBMS and U.S. Treasuries are generally valued on the basis of valuations provided by highly reputed third party pricing services, derived from such services' pricing models. Inputs to these models may include, but are not limited to, reported trades, executable bid and asked prices, broker dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may utilize a matrix approach, which considers information related to securities with similar characteristics to determine the valuation for a security.
Interest rate swaps and caps are generally valued using valuations provided by dealer quotations. Such dealer quotations are based on the present value of fixed and projected floating rate cash flows over the term of the swap contract. Future cash flows are discounted to their present value using swap rates provided by electronic data services or brokers.
We price FHLBC Advances daily through a pricing service that employs a discounted cash flow model to value the debt. We periodically validate prices received through this process. Changes in fair market value were recorded in current period earnings on our Consolidated Statement of Operations as a component of net unrealized gain (loss) on FHLBC Advances. Electing the fair value option to value and recognize FHLBC Advances with initial maturities greater than one year permits the Company to record changes in the fair value of our long-term indebtedness along with that of our investments in our Consolidated Statement of Operations which, in management's view, more appropriately reflects the results of operations for a particular reporting period as all income producing assets and liabilities will be treated in a similar manner.

Glossary of Terms

Adjustable-Rate Mortgage ("ARM")
An ARM is an adjustable-rate residential mortgage loans that typically has an interest rate that adjust monthly to an increment over a specified interest rate index.

Advances
Short and long term secured loans provided by the 11 regional FHLBs to their members.

Agency
Refers to a federally chartered corporation, such as the Federal National Mortgage Association, or the Federal Home Loan Mortgage Corporation, or an agency of the U.S. Government, such as the Government National Mortgage Association.

Agency RMBS
Issued residential mortgage-backed securities which have the principal and interest guaranteed by a federally chartered corporation.

Amortization
Liquidation of a debt through installment payments.  Amortization also refers to the process of systematically reducing a recognized asset or liability (e.g., a purchase premium or discount for a debt security) with an offset to earnings.

Basis Point ("bps")
One hundredth of one percent, used in expressing differences in interest rates.  One basis point is 0.01% of yield. For example, a bond’s yield that changed from 2.50% to 3.00% would be said to have moved 50 basis points.

Bond
The written evidence of debt, bearing a stated rate or stated rates of interest, or stating a formula for determining that rate, and maturing on a date certain, on which date and upon presentation a fixed sum of money plus interest (usually represented by interest coupons attached to the bond) is payable to the holder or owner; For purposes of computations tied in to “per bond,” a $1,000 increment of an issue is used (no matter what the actual denominations are); Bonds are long-term securities with an original maturity of greater than one year.

Broker
Generic name for a securities firm engaged in both buying and selling securities on behalf of customers or its own account.

Caps
An interest rate cap is a series of European interest call options (called caplets), with a particular interest rate, each of which expire on the date the floating loan rate will be reset. At each interest payment date the holder decides whether to exercise or let that particular option expire. In an interest rate cap, the seller agrees to compensate the buyer for the amount by which an underlying short-term rate exceeds a specified rate on a series of dates during the life of the contract. Interest rate caps are used often by borrowers in order to hedge against floating rate risk.

Collateral
Securities, cash or property pledged by a borrower or party to a derivative contract to secure payment of a loan or derivative. If the borrower fails to repay the loan or defaults under the derivative contract, the secured party may take ownership of the collateral.

Collateralized Mortgage Obligation ("CMO")
A multi-class bond backed by a pool of mortgage pass-through securities or mortgage loans.

Commodity Futures Trading Commission ("CFTC")
An independent U.S. federal agency established by the Commodity Futures Trading Commission Act of 1974. The CFTC regulates the swaps, commodity futures and options markets. Its goals include the promotion of competitive and efficient futures markets and the protection of investors against manipulation, abusive trade practices and fraud.

Constant Prepayment Rate ("CPR")
The percentage of outstanding mortgage loan principal that prepays in one year, based on annualizing the Single Monthly Mortality, which reflects the outstanding mortgage loan principal that prepays in one month.

Core Earnings
Represents a non-GAAP financial measure and is defined as net income (loss) available to common stockholders excluding net realized and unrealized gain (loss) on investments, net realized and unrealized gain (loss) on derivative instruments, and net unrealized gain (loss) on FHLBC Advances.

Counterparty
One of two entities in a transaction. For example, in the bond market a counterparty can be a broker-dealer, a state or local government or a corporation.

Coupon
The interest rate on a bond that is used to compute the amount of interest due on a periodic basis.

Counterparty Risk
Risk to earnings, capital or business, resulting from an obligor’s or counterparty's failure to meet the terms of any contract or otherwise failure to perform as agreed. Counterparty risk is present in lending, investing, funding and hedging activities.

Current Face
The current remaining monthly principal on a mortgage security. Current face is computed by multiplying the original face value of the security by the current principal balance factor.

Dealer
Person or organization that underwrites, trades and sells securities, e.g., a principal market-maker in securities.

Derivative
A financial product that derives its value from the price, price fluctuations and price expectations of an underlying instrument, index or reference pool (e.g. interest rate swaps, interest rate caps and certain TBA Securities).

Discount Price
When the dollar price is below face value, it is said to be selling at a discount.

Drop Income
Drop Income is the difference between the spot price and the forward settlement price for the same security on trade date. This difference is also the economic equivalent of the assumed net interest margin (yield minus financing costs) of the bond from trade date to settlement date.

Duration
The weighted maturity of a fixed-income investment’s cash flows, used in the estimation of the price sensitivity of fixed-income securities for a given change in interest rates.

Economic Interest Expense
Non-GAAP financial measure that is composed of GAAP interest expense adjusted for realized gains or losses on interest rate swaps used to hedge cost of funds.

Economic Net Interest Income
Non-GAAP financial measure that is composed of GAAP net interest income adjusted for realized gains or losses on interest rate swaps used to hedge cost of funds.

Single Monthly Mortality
Percentage of the principal amount of mortgages that are prepaid in a given month.

Face Amount
The par value (i.e., principal or maturity value) of a security appearing on the face of the instrument.

Factor Calls
Margin calls under repurchase agreements that occur each month and relate to the timing difference between the reduction of principal balances of our Agency RMBS due to monthly principal prepayments on underlying mortgages, and receipt of the corresponding cash.

Fannie Mae ("FNMA")
Federal National Mortgage Association.

Federal Reserve Bank ("Fed")
The central bank of the United States. The Federal Reserve Bank was founded by the U.S. Congress in 1913 to provide the nation with a safe, flexible and stable monetary and financial system.

Federal Funds Rate
In the United States, the Federal Funds Rate is the interest rate at which depository institutions (banks and credit unions) lend reserve balances to other depository institutions overnight, on an uncollateralized basis.

Federal Deposit Insurance Corporation ("FDIC")
An independent agency created by the U.S. Congress to maintain stability and public confidence in the nation's financial system by insuring deposits, examining and supervising financial institutions for safety and soundness and consumer protection, and managing receiverships.

Federal Housing Administration ("FHA")
The Federal Housing Administration, generally known as "FHA", provides mortgage insurance on loans made by FHA-approved lenders throughout the United States and its territories. FHA insures mortgages on single family and multifamily homes including manufactured homes and hospitals.

Federal Home Loan Banks ("FHLB")
U.S. Government-sponsored banks that provide liquidity to member financial institutions to support housing finance and community investment.

Federal Housing Financing Agency ("FHFA")
The FHFA is an independent regulatory agency that oversees vital components of the secondary mortgage market including Fannie Mae, Freddie Mac and the Federal Home Loan Banks.

FHLBC
Federal Home Loan Bank of Cincinnati.

Fixed-Rate Mortgage
A mortgage featuring level monthly payments, determined at the outset, which remain constant over the life of the mortgage.

Floating Rate
Any interest rate that changes on a periodic basis. The change is usually tied to movement of an outside indicator, such as the LIBOR interest rate.

Freddie Mac
Federal Home Loan Mortgage Corporation.

GAAP
Accounting principles generally accepted in the United States of America.

Ginnie Mae ("GNMA")
Government National Mortgage Association.

Haircut
The percentage amounts by which the collateral value exceeds the amount borrowed. This percentage amount reflects the underlying risk of the specific collateral and protects the counterparty against a change in its value.

Hedge
An investment made with the intention of minimizing the impact of adverse movements in interest rates or securities prices.

Hedge Ratio
The ratio of swap and cap notional to repo borrowings and FHLBC Advances.

Hybrid Adjustable-Rate Residential Mortgage ("ARM")
Hybrid adjustable-rate residential mortgage loans that have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest or index.

Interest Rate Risk
The risk that an investment's value will change due to a change in the absolute level of interest rates, in the spread between two rates, in the shape of the yield curve or in any other interest rate relationship. As market interest rates rise, the value of current fixed income investment holdings declines. Diversifying, deleveraging and hedging techniques are utilized to mitigate this risk. Interest rate risk is a form of market risk.

Interest Rate Swap
A binding agreement between counterparties to exchange periodic interest payments on some predetermined dollar principal, which is called the notional principal amount. For example, one party will pay fixed and receive a variable rate

Investment Company Act
The Investment Company Act of 1940, as amended.

International Swaps and Derivatives Association (ISDA) Master Agreement
Standardized contract developed by ISDA, under which bilateral derivatives contracts are entered into.

Leverage
The use of borrowed money to increase investing power and economic returns.

Leverage Ratio
Calculated by dividing (i) the Company's repurchase agreements and FHLBC Advances balance plus payable for securities purchased minus receivable for securities sold plus the net TBA Derivative positions by (ii) stockholders' equity.

London Interbank Offered Rate ("LIBOR")
The rate banks charge each other for short-term Eurodollar loans. LIBOR is frequently used as the base for resetting rates on floating-rate securities and the floating-rate legs of interest rate swaps.

Liquidity Risk
Risk to earnings, capital or business arising from our inability to meet our obligations when they come due without incurring unacceptable losses because of inability to liquidate assets or obtain adequate funding.

Market Risk
Risk to earnings, capital or business resulting in the decline in value of our assets caused from changes in market variables, such as interest rates, which affect the values of residential investment securities and other investment instruments.

Master Agreement
An agreement between two parties specifying the terms that will govern multiple transactions.

Monetary Policy
Action taken by the Board of Governors of the Federal Reserve system to influence the money supply or interest rates.

Mortgage-Backed Security ("MBS")
A security representing a direct interest in a pool of mortgage loans. The pass-through issuer or servicer collects the payments on the loans in the pool and "passes through" the principal and interest to the security holders on a pro rata basis.

Net Interest Income
Represents interest income earned on our portfolio investments, less interest expense paid for borrowings.

Notional Amount
A stated principal amount in a derivative contract on which the contract is based.

Original Face
The face value or original principal amount of a security on its issue date.

Over-The-Counter ("OTC") Market
A securities market that is conducted by dealers throughout the country through negotiation of price rather than through the use of an auction system as represented by a stock exchange.

Par
Price equal to the face amount of a bond, 100%.

Par Value
The principal amount of a bond or note due at maturity. Also known as par amount.

Pass Through Security
The securitization structure where a GSE or other entity “passes” the amount collected from the borrowers every month to the investor, after deducting fees and expenses.

Pool
A collection of mortgage loans assembled by an originator or master servicer as the basis for a security.

Premium
The amount by which the price of a security exceeds its principal amount. When the dollar price of a bond is above its face value, it is said to be selling at a premium.

Prepayment
The unscheduled partial or complete payment of the principal amount outstanding on a mortgage loan or other debt before it is due.

Prepayment Risk
The risk that falling interest rates will lead to heavy prepayments of mortgage or other loans, forcing the investor to reinvest at lower prevailing rates.

Principal and Interest
The term used to refer to regularly scheduled payments or prepayments of principal and payments of interest on a mortgage or other security.

Repurchase Agreements or "repo borrowings"
The sale of securities to investors with the agreement to buy them back at a higher price after a specified time period; a form of short-term borrowing. For the party on the other end of the transaction (buying the security and agreeing to sell in the future) it is a reverse repurchase agreement.

Residential Mortgage Backed Securities ("RMBS")
RMBS refers to whole-pool residential mortgage pass-through securities collateralized by residential mortgage loans; agency securities or Agency RMBS refers to our RMBS that are issued or guaranteed by a federally chartered corporation, such as "Fannie Mae" or "Freddie Mac", or an agency of the U.S. government, such as the "Ginnie Mae".

Securities and Exchange Commission ("SEC")
The Securities and Exchange Commission (SEC) is a government commission created by U.S. Congress with goals of protecting investors, maintaining fair and orderly functioning of securities markets, and facilitating the capital formation. The SEC promotes full public disclosure, protects investors against fraudulent and manipulative practices in the market, and monitors corporate takeover actions in the United States.

Secondary Market
Ongoing market for bonds previously offered or sold in the primary market.

Settlement Date
The date securities must be delivered and paid for to complete a transaction.

Single Monthly Mortality

Percentage of the principal amount of mortgages that are prepaid in a given month.

TBA Derivatives
TBA contracts with no contractual obligation to accept or make delivery.

To-Be-Announced ("TBA Securities")
A contract for the purchase or sale of a mortgage-backed security to be delivered at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date but does not include a specified pool number and number of pools.

Unencumbered Assets
Assets on our balance sheet which have not been pledged as collateral against an existing liability.

U.S. Government-Sponsored Enterprise ("GSE") Obligations
Obligations of Agencies originally established or chartered by the U.S. government to serve public purposes as specified by the U.S. Congress, such as Fannie Mae and Freddie Mac; these obligations are not explicitly guaranteed as to the timely payment of principal and interest by the full faith and credit of the U.S. government.

U.S. Treasury
Debt securities issued by the U.S. Department of the Treasury and backed by the full faith and credit of the U.S. government.

Valuation Calls
Margin calls under repurchase agreements that occur due to market and interest rate movements.

Volatility
A statistical measure of the variance of price or yield over time. Volatility is low if the price does not change very much over a short period of time, and high if there is a greater change.

Weighted-Average Coupon ("WAC")
The weighted-average interest rate of the underlying mortgage loans or pools that serve as collateral for a security, weighted by the size of the principal loan balances.

Weighted-Average Life ("WAL")
The assumed weighted-average amount of time that will elapse from the date of a security’s issuance until each dollar of principal is repaid to the investor. The WAL will change as the security ages and depending on the actual realized rate at which principal, scheduled and unscheduled, is paid on the loans underlying the MBS.

Whole-pool
Whole pools refer to mortgage certificates where ownership is represented by an undivided interest in entire pools of mortgages.

Yield-to-Maturity
The expected rate of return of a bond if it is held to its maturity date. It is calculated by taking into account the current market price, stated redemption value, coupon payments and time to maturity and assuming all coupons are reinvested at the same rate and is equivalent to the internal rate of return.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
As of December 31, 2016 and 2015, the primary component of our market risk was interest rate risk, as described below. We do not seek to completely avoid risk because we believe that certain risks based on historic experience can be quantified. Accordingly, we manage these risks to earn the commensurate compensation required to take them and to maintain capital levels consistent with the risks we undertake. Our board of directors exercises oversight of risk management in many ways, including overseeing our senior management's risk-related responsibilities and reviewing management and investment policies and performance against these policies and related benchmarks.
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

Effect on Interest Income, Interest Expense and Swap and Cap Interest Expense
We fund our investments with repo borrowings and, prior to the January 19, 2016 effective date of the Final Rule, which precluded us from securing new FHLBC Advances, FHLBC Advances. During periods of rising interest rates, our borrowing costs tend to increase while the income earned on such investments may remain substantially unchanged. This results in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses.
Hedging decisions are partly based on assumed levels of prepayments of our Agency RMBS. If prepayments are slower or faster than assumed, the life of the Agency RMBS will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions.
Extension Risk
We have generally structured our swaps to expire in conjunction with the estimated weighted-average life of the fixed period of the mortgages underlying our Agency RMBS portfolio. However, in a rising interest rate environment, the weighted-average life of the fixed rate mortgages underlying our Agency RMBS could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed after the term of the hedging instrument while the income earned on the remaining Agency RMBS would remain fixed for a period of time. This situation may also cause the market value of our Agency RMBS to decline with little or no offsetting gain from the related hedging transactions. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to realize losses.
Interest Rate Cap Risk
Both ARMs and Hybrid ARMs that collateralize our Agency RMBS are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the security's interest yield may change during any given period. However, our borrowing costs will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, the interest costs on our borrowings could increase without limitation by caps while the interest rate or yield on our Agency RMBS would be fixed or effectively be limited by caps. This problem will be magnified to the extent that we acquire Agency RMBS that are collateralized by Hybrid ARMs that are not fully indexed. In addition, the underlying mortgages may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash on our Agency RMBS than we need in order to pay the interest cost on our related borrowings. These factors could result in a decrease in our net income or cause a net loss during periods of rising interest rates, which could have an adverse effect on our financial condition, cash flows and results of operations.
Interest Rate Mismatch Risk
We intend to fund a substantial portion of our acquisitions of Agency RMBS with borrowings that, after the effect of hedging, have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of the Agency RMBS. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our Agency RMBS and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Therefore, our cost of funds would likely rise or fall more quickly than the rate of earnings on our assets. During periods of changing interest rates, such interest rate mismatches could adversely affect our financial condition, cash flows and results of operations. To manage interest rate mismatches, we may utilize the hedging strategies discussed above.
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
Prepayment Risk
Prepayments are the full or partial repayment of principal prior to the original contractual maturity of a mortgage loan and typically occur due to refinancing of mortgage loans. Prepayment rates for existing Agency RMBS generally increase when prevailing mortgage interest rates fall. Additionally, the majority of our Agency RMBS were purchased at a premium. The prepayment of such Agency RMBS at a rate faster than anticipated would result in amortization of any remaining unamortized premium faster than expected, which could adversely affect our financial condition and results of operations.
Effect on Fair Value and Net Income
Another component of interest rate risk is the effect that changes in interest rates will have on the fair value of our assets and net income, exclusive of the effect on fair value. We face the risk that the fair value of our assets and net income, exclusive of the effect on fair value, will increase or decrease at different rates than that of our liabilities, including our hedging instruments.

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
The following sensitivity analysis table estimates the impact of our interest rate-sensitive investments and repo borrowing liabilities on our net income, fair value of our assets, and change in stockholders' equity, exclusive of the effect of changes in fair value on our net income, at December 31, 2016 and December 31, 2015, assuming a static portfolio and an instantaneous increase and decrease in rates of 25, 50 and 75 bps:
December 31, 2016

Change in Interest Rates	Projected Change in Our Net Income		Projected Change in the Fair Value of Our Assets (including hedging instruments)(1)	Projected Change in Stockholders' Equity
- 75 basis points	19.81%	(2)	0.71%	5.78%
- 50 basis points	16.23%	(2)	0.63%	5.13%
- 25 basis points	12.20%	(2)	0.38%	3.10%
No Change	—%		—%	—%
+ 25 basis points	(10.08)%		(0.47)%	(3.83)%
+ 50 basis points	(20.16)%		(1.01)%	(8.22)%
+ 75 basis points	(30.24)%		(1.63)%	(13.21)%
December 31, 2015

Change in Interest Rates	Projected Change in Our Net Income		Projected Change in the Fair Value of Our Assets (including hedging instruments)(1)	Projected Change in Stockholders' Equity
- 75 basis points	5.56%	(2)	0.34%	2.66%
- 50 basis points	4.45%	(2)	0.39%	2.99%
- 25 basis points	2.22%	(2)	0.26%	2.05%
No Change	—%		—%	—%
+ 25 basis points	(5.56)%		(0.39)%	(2.99)%
+ 50 basis points	(11.12)%		(0.89)%	(6.87)%
+ 75 basis points	(16.67)%		(1.48)%	(11.43)%
_____________

(1)	Analytics provided by The Yield Book® Software.

(2)
Given the historically low level of interest rates at December 31, 2016 and December 31, 2015, we reduced 3-month LIBOR and our repo borrowing rates by 10, 20 and 30 bps for the 25, 50, and 75 down net income scenarios at December 31, 2016, and 10, 25 and 35 bps, for the 25, 50, and 75 down net income scenarios at December 31, 2015. All other interest rate-sensitive instruments were calculated in accordance with the table.

While these tables above reflect the estimated immediate impact of interest rate increases and decreases on a static portfolio, we rebalance our portfolio from time to time to either take advantage of or minimize the impact of changes in interest rates. Generally, our interest rate swaps reset in the quarter following changes in interest rates. Interest rate changes beyond 75 bps from current levels could have a significant impact on the fair value of our assets and net income. Therefore, the volatility in the fair value of our assets and net income could increase significantly should interest rates change beyond 75 bps. In addition, other factors impact the fair value of and net income from our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of our assets and our net income would likely differ from that shown above, and such difference might have a material and adverse effect on our financial condition and results of operations.
Risk Management
Our board of directors exercises its oversight of risk management in many ways, including overseeing our senior management's risk-related responsibilities, including reviewing management policies and performance against these policies and related benchmarks.

As part of our risk management process, we actively manage the interest rate, liquidity, prepayment and counterparty risks associated with our Agency RMBS portfolio. This process includes monitoring various stress test scenarios on our portfolio. We seek to manage our interest rate risk exposure by entering into various hedging instruments in order to minimize our exposure to potential interest rate mismatches between the interest we earn on our investments and our borrowing costs. We seek to manage our liquidity risks by monitoring our liquidity position on a daily basis and maintaining a prudent level of leverage based on current market conditions and various other factors, including the health of the financial institutions that lend to us under repurchase agreements. We seek to manage our counterparty risk by (i) diversifying our exposure across a broad number of counterparties, (ii) limiting our exposure to any one counterparty, and (iii)  monitoring the financial stability of our counterparties.
Item 8.         Financial Statements and Supplementary Data

Our financial statements and the related notes, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth beginning on page F-1 of this Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer can provide reasonable assurance that, as of such date, our disclosure controls and procedures were effective.
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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, the Company's management used criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on management's assessment, the Company's management believes that, as of December 31, 2016, the Company's internal control over financial reporting was effective based on those criteria. The Company's independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company's internal control over financial reporting included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CYS Investments, Inc.
Waltham, MA

We have audited the internal control over financial reporting of CYS Investments, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 17, 2017 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
February 17, 2017
Boston, Massachusetts

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2016 annual stockholders' meeting.
Item 11.     Executive Compensation
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2016 annual stockholders' meeting.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2016 annual stockholders' meeting.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2016 annual stockholders' meeting.
Item 14.     Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2016 annual stockholders' meeting.
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
3. Exhibits

Exhibit Number	Description of Exhibit
3.1(1)	Articles of Amendment and Restatement of CYS Investments, Inc.

3.2(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.3(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.4(3)	Articles of Amendment to the Articles of Amendment and Restatement

3.5(4)	Amended and Restated Bylaws of CYS Investments, Inc.

3.6(5)	Articles Supplementary of 7.75% Series A Cumulative Redeemable Preferred Stock

3.7(6)	Articles Supplementary of 7.50% Series B Cumulative Redeemable Preferred Stock

3.8(6)	Articles Supplementary Reclassifying Authorized but unissued Shares of Preferred Stock

4.1(3)	Form of Certificate for Common Stock for CYS Investments, Inc.

4.2(5)	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock for CYS Investments, Inc.

4.3(6)	Form of Certificate for 7.50% Series B Cumulative Redeemable Preferred Stock for CYS Investments, Inc.

10.1(3)†	Employment Agreement, dated September 1, 2011, between the Company and Kevin E. Grant

10.2(3)†	Employment Agreement, dated September 1, 2011, between the Company and Frances R. Spark

10.3(3)†	Employment Agreement, dated September 1, 2011, between the Company and Richard E. Cleary

10.4(3)†	Employment Agreement, dated September 1, 2011, between the Company and Thomas A. Rosenbloom

10.5(8)†	Employment Agreement, dated February 18, 2016, between the Company and Jack DeCicco

10.6(8)†	Executive Retirement Agreement, dated February 10, 2016, between the Company and Frances R. Spark

10.7(1)†	2006 Stock Incentive Plan

10.8(6)†	2013 Equity Incentive Plan

10.9(6)†	Form of Restricted Stock Award for Directors

10.10(6)†	Forms of Restricted Stock Award for Employees with Employment Agreements

10.11(6)†	Form of Restricted Stock Awards for Employees without Employment Agreements

10.12(1)†	Form of Stock Option Agreement

10.13(1)	Form of Indemnification Agreement

10.14(9)†	2016 Incentive Compensation Plan

10.15†	2017 Incentive Compensation Plan

12.1	Statement re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

101.INS XBRL	Instance Document (10)

101.SCH XBRL	Taxonomy Extension Schema Document (10)

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (10)

101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (10)

101.LAB XBRL	Taxonomy Extension Label Linkbase Document (10)

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (10)

(1)	Incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File No. 333-142236).

(2)	Incorporated by reference from the Registrant's Form 10-K filed with the Securities and Exchange Commission on February 10, 2010.

(3)	Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2011.

(4)	Incorporated by reference from the Registrant's Form 10-K filed with the Securities and Exchange Commission on February 10, 2012.

(5)	Incorporated by reference from the Registrant's Current Report Form on 8-K filed with the Securities and Exchange Commission on August 2, 2012

(6)	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 19, 2013.

(7)	Incorporated by reference from the Registrant's Current Report Form on 8-K filed with the Securities and Exchange Commission on May 15, 2014.

(8)	Incorporated by reference from the Registrant's Current Report Form on 8-K filed with the Securities and Exchange Commission on February 18, 2016.

(9)	Incorporated by reference from the Registrant's Amendment No.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 26, 2016.

(10)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Assets and Liabilities at December 31, 2016 and 2015; (ii) Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (iii) Statement of Changes in Stockholders' Equity for the years ended December 31, 2016, 2015 and 2014; (iv) Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (v) Notes to Financial Statements for the year ended December 31, 2016.

†	Compensatory plan or arrangement.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1(1)	Articles of Amendment and Restatement of CYS Investments, Inc.

3.2(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.3(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.4(3)	Articles of Amendment to the Articles of Amendment and Restatement

3.5(4)	Amended and Restated Bylaws of CYS Investments, Inc.

3.6(5)	Articles Supplementary of 7.75% Series A Cumulative Redeemable Preferred Stock

3.7(6)	Articles Supplementary of 7.50% Series B Cumulative Redeemable Preferred Stock

3.8(6)	Articles Supplementary Reclassifying Authorized but unissued Shares of Preferred Stock

4.1(3)	Form of Certificate for Common Stock for CYS Investments, Inc.

4.2(5)	Form of Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock for CYS Investments, Inc.

4.3(6)	Form of Certificate for 7.50% Series B Cumulative Redeemable Preferred Stock for CYS Investments, Inc.

10.1(3)†	Employment Agreement, dated September 1, 2011, between the Company and Kevin E. Grant

10.2(3)†	Employment Agreement, dated September 1, 2011, between the Company and Frances R. Spark

10.3(3)†	Employment Agreement, dated September 1, 2011, between the Company and Richard E. Cleary

10.4(3)†	Employment Agreement, dated September 1, 2011, between the Company and Thomas A. Rosenbloom

10.5(8)†	Employment Agreement, dated February 18, 2016, between the Company and Jack DeCicco

10.6(8)†	Executive Retirement Agreement, dated February 10, 2016, between the Company and Frances R. Spark

10.7(1)†	2006 Stock Incentive Plan

10.8(6)†	2013 Equity Incentive Plan

10.9(6)†	Form of Restricted Stock Award for Directors

10.10(6)†	Forms of Restricted Stock Award for Employees with Employment Agreements

10.11(6)†	Form of Restricted Stock Awards for Employees without Employment Agreements

10.12(1)†	Form of Stock Option Agreement

10.13(1)	Form of Indemnification Agreement

10.14(9)†	2016 Incentive Compensation Plan

10.15†	2017 Incentive Compensation Plan

12.1	Statement re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

101.INS XBRL	Instance Document (10)

101.SCH XBRL	Taxonomy Extension Schema Document (10)

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (10)

101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (10)

101.LAB XBRL	Taxonomy Extension Label Linkbase Document (10)

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (10)

(1)	Incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File No. 333-142236).

(2)	Incorporated by reference from the Registrant's Form 10-K filed with the Securities and Exchange Commission on February 10, 2010.

(3)	Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2011.

(4)	Incorporated by reference from the Registrant's Form 10-K filed with the Securities and Exchange Commission on February 10, 2012.

(5)	Incorporated by reference from the Registrant's Current Report Form on 8-K filed with the Securities and Exchange Commission on August 2, 2012.

(6)	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 19, 2013.

(7)	Incorporated by reference from the Registrant's Current Report Form on 8-K filed with the Securities and Exchange Commission on May 15, 2014.

(8)	Incorporated by reference from the Registrant's Current Report Form on 8-K filed with the Securities and Exchange Commission on February 18, 2016.

(9)	Incorporated by reference from the Registrant's Amendment No.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 26, 2016.

(10)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Assets and Liabilities at December 31, 2014 and 2013; (ii) Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (iii) Statement of Changes in Net Assets for the years ended December 31, 2016, 2015 and 2014; (iv) Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (v) Notes to Financial Statements for the year ended December 31, 2016.

†	Compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CYS Investments, Inc.
Waltham, MA

We have audited the accompanying consolidated balance sheets of CYS Investments, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CYS Investments, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

February 17, 2017
Boston, Massachusetts

CYS INVESTMENTS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars and shares in thousands)

	December 31, 2016	December 31, 2015
Assets:
Cash and cash equivalents	$1,260	$9,982
Investments in securities, at fair value:
Agency RMBS (including pledged assets of $10,233,165 and $11,587,014, respectively)	12,599,045	12,927,996
U.S. Treasury securities (including pledged assets of $44,469 and $14,886, respectively)	49,686	99,711
Receivable for securities sold and principal repayments	409,849	1,084,844
Receivable for cash pledged as collateral	600	21,751
Interest receivable	31,825	34,563
Derivative assets, at fair value	142,556	100,778
Other investments	8,028	50,028
Other assets	2,419	1,051
Total assets	13,245,268	14,330,704
Liabilities and stockholders' equity:
Liabilities:
Repurchase agreements	9,691,544	8,987,776
FHLBC Advances, at fair value	—	2,098,701
Payable for securities purchased	1,881,963	1,475,974
Payable for cash received as collateral	91,503	18,534
Accrued interest payable	27,908	32,588
Accrued expenses and other liabilities	6,170	4,083
Dividends payable	4,410	4,410
Derivative liabilities, at fair value	6,051	14,024
Total liabilities	11,709,549	12,636,090

Commitments and contingencies (Note 13)	—	—

Stockholders' equity:
Preferred Stock, $0.01 par value, 50,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock, (3,000 shares issued and outstanding, respectively, $75,000 in aggregate liquidation preference)	$72,369	$72,369
7.50% Series B Cumulative Redeemable Preferred Stock, (8,000 shares issued and outstanding, respectively, $200,000 in aggregate liquidation preference)	193,531	193,531
Common Stock, $0.01 par value, 500,000 shares authorized (151,435 and 151,740 shares issued and outstanding, respectively)	1,514	1,517
Additional paid in capital	1,944,908	1,946,419
Retained earnings (accumulated deficit)	(676,603)	(519,222)
Total stockholders' equity	$1,535,719	$1,694,614
Total liabilities and stockholders' equity	$13,245,268	$14,330,704

See Notes to consolidated financial statements

CYS INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Interest income:
Agency RMBS	$291,097	$328,286	$301,996
Other	3,440	2,909	15,080
Total interest income	294,537	331,195	317,076
Interest expense:
Repurchase agreements	70,230	40,700	33,825
FHLBC Advances	4,049	5,429	—
Total interest expense	74,279	46,129	33,825
Net interest income	220,258	285,066	283,251
Other income (loss):
Net realized gain (loss) on investments	19,463	13,652	132,563
Net unrealized gain (loss) on investments	(132,500)	(129,764)	233,763
Net unrealized gain (loss) on FHLBC Advances	(1,299)	1,299	—
Other income	1,361	867	269
Net realized and unrealized gain (loss) on investments, FHLBC Advances and other income	(112,975)	(113,946)	366,595
Swap and cap interest expense	(55,798)	(100,110)	(90,812)
Net realized and unrealized gain (loss) on derivative instruments	(11,483)	(54,932)	(110,542)
Net gain (loss) on derivative instruments	(67,281)	(155,042)	(201,354)
Total other income (loss)	(180,256)	(268,988)	165,241
Expenses:
Compensation and benefits	12,934	12,121	14,105
General, administrative and other	10,677	8,722	8,778
Total expenses	23,611	20,843	22,883
Net income (loss)	$16,391	$(4,765)	$425,609
Dividends on preferred stock	(20,812)	(20,813)	(20,812)
Net income (loss) available to common stockholders	$(4,421)	$(25,578)	$404,797
Net income (loss) per common share basic & diluted	$(0.04)	$(0.17)	$2.50

See Notes to consolidated financial statements

CYS INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

	Cumulative Redeemable Preferred Stock
	Series A	Series B	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2013(a)	$72,369	$193,531	$1,616	$2,046,530	$(545,390)	$1,768,656
Net income (loss)	—	—	—	—	425,609	425,609
Issuance of common stock	—	—	4	(4)	—	—
Amortization of share-based compensation	—	—	—	4,514	—	4,514
Return of capital distributions	—	—	—	62	(62)	—
Repurchase and cancellation of common stock	—	—	(2)	(1,950)	—	(1,952)
Preferred dividends(b)	—	—	—	—	(20,812)	(20,812)
Common dividends(c)	—	—	—	—	(200,847)	(200,847)
Balance, December 31, 2014	$72,369	$193,531	$1,618	$2,049,152	$(341,502)	$1,975,168
Net income (loss)	—	—	—	—	(4,765)	(4,765)
Issuance of common stock	—	—	5	(5)	—	—
Amortization of share-based compensation	—	—	—	4,021	—	4,021
Return of capital distributions	—	—	—	(18,911)	18,911	—
Repurchase and cancellation of common stock	—	—	(106)	(87,838)	—	(87,944)
Preferred dividends(b)	—	—	—	—	(20,813)	(20,813)
Common dividends(c)	—	—	—	—	(171,053)	(171,053)
Balance, December 31, 2015	$72,369	$193,531	$1,517	$1,946,419	$(519,222)	$1,694,614
Net income (loss)	—	—	—	—	16,391	16,391
Issuance of common stock	—	—	4	2	—	6
Amortization of share-based compensation	—	—	—	3,995		3,995
Repurchase and cancellation of common stock	—	—	(7)	(5,508)	—	(5,515)
Preferred dividends(b)	—	—	—	—	(20,812)	(20,812)
Common dividends(c)	—	—	—	—	(152,960)	(152,960)
Balance, December 31, 2016	$72,369	$193,531	$1,514	$1,944,908	$(676,603)	$1,535,719
____________

(a)
Previously reported under specialized accounting, ASC 946 – Financial Services – Investment Companies.  See Notes to consolidated financial statements, Note 2, Significant Accounting Policies, Basis of Presentation.

(b)	Preferred Series A and Series B dividends declared of $1.9375 and $1.875 per share, respectively, for the years ended December 31, 2016, 2015 and 2014.

(c)	Common dividends declared of $1.01, $1.10 and $1.24 per share for the years ended December 31, 2016, 2015 and 2014, respectively.

See Notes to consolidated financial statements

CYS INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$16,391	$(4,765)	$425,609
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of share-based compensation	3,995	4,021	4,514
Amortization of premiums and discounts on investment securities	84,119	90,448	52,495
Amortization of premiums on interest rate cap contracts	17,500	17,500	20,228
Net realized (gain) loss on investments	(19,463)	(13,652)	(132,563)
Net unrealized (gain) loss on investments	132,500	129,764	(233,763)
Net realized and unrealized (gain) loss on derivative instruments	(67,251)	28,023	79,519
Net unrealized (gain) loss on FHLBC Advances	1,299	(1,299)	—
Change in assets and liabilities:
Interest receivable	2,738	3,331	(1,163)
Other assets	(1,368)	32	(475)
Accrued interest payable	(4,680)	5,380	2,595
Accrued expenses and other liabilities	2,087	(1,176)	1,041
Net cash provided by (used in) operating activities	167,867	257,607	218,037
Cash flows from investing activities:
Purchase of investment securities	(16,211,518)	(22,633,230)	(31,870,614)
Purchase of other investments	—	(42,003)	—
Proceeds from sale of available-for-sale investments	14,475,065	22,099,486	30,106,923
Proceeds from sale of other investments	42,000	—	—
Proceeds from termination of interest rate cap contracts	—	—	34,225
Proceeds from paydowns of investment securities	1,918,273	1,900,984	1,333,783
Change in assets and liabilities:
Receivable for securities sold and principal repayments	674,995	(1,001,201)	345,590
Receivable for cash pledged as collateral	21,151	(10,647)	(11,104)
Payable for securities purchased	405,989	(29,507)	(51,340)
Payable for cash received as collateral	72,969	(54,237)	34,833
Net cash provided by (used in) investing activities	1,398,924	229,645	(77,704)
Cash flows from financing activities:
Proceeds from repurchase agreements	102,280,487	89,890,611	81,669,640
Repayments of repurchase agreements	(101,576,719)	(92,192,394)	(81,587,031)
Proceeds from FHLBC Advances	2,175,000	31,585,000	—
Repayments of FHLBC Advances	(4,275,000)	(29,485,000)	—
Net proceeds from issuance of common shares	6	—	—
Net payments from repurchase of common shares	(5,515)	(87,944)	(1,952)
Dividends paid	(173,772)	(191,866)	(221,659)
Net cash provided by (used in) financing activities	(1,575,513)	(481,593)	(141,002)
Net increase (decrease) in cash and cash equivalents	(8,722)	5,659	(669)
Cash and cash equivalents - Beginning of period	9,982	4,323	4,992
Cash and cash equivalents - End of period	$1,260	$9,982	$4,323
Supplemental disclosures of cash flow information:

CONSOLIDATED STATEMENTS OF CASH FLOWS (cont'd)

Interest paid (excluding interest paid on interest rate swaps)	$65,492	$44,080	$35,695
Net interest paid on interest rate swaps	$51,764	$79,280	$66,119
Income taxes paid	$—	$—	$—
Supplemental disclosures of non-cash flow information:
Dividends declared, not paid	$4,410	$4,410	$4,410

See Notes to consolidated financial statements

CYS INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
CYS Investments, Inc. (the "Company", "we", "us", and "our") was formed as a Maryland corporation on January 3, 2006, and commenced operations on February 10, 2006. The Company has elected to be taxed, and intends to continue to qualify, as a real estate investment trust ("REIT"), and is required to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), with respect thereto. The Company has primarily purchased residential mortgage-backed securities that are issued and the principal and interest of which are guaranteed by a federally chartered corporation ("Agency RMBS"), such as the Federal National Mortgage Association ("Fannie Mae") or the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or an agency of the U.S. government such as the Government National Mortgage Association ("Ginnie Mae"), and debt securities issued by the United States Department of Treasury ("U.S. Treasuries"). The Company may also purchase collateralized mortgage obligations issued by a government agency or government-sponsored entity that are collateralized by Agency RMBS ("CMOs"), or securities issued by a government-sponsored entity that are not backed by collateral but, in the case of government agencies, are backed by the full faith and credit of the U.S. government, and, in the case of government-sponsored entities, are backed by the integrity and creditworthiness of the issuer ("U.S. Agency Debentures").
The Company's common stock, Series A Cumulative Redeemable Preferred Stock, $25.00 liquidation preference (the "Series A Preferred Stock"), and Series B Cumulative Redeemable Preferred Stock, $25.00 liquidation preference (the "Series B Preferred Stock"), trade on the New York Stock Exchange under the symbols "CYS," "CYS PrA" and "CYS PrB," respectively.
In March 2015, our wholly-owned captive insurance subsidiary, CYS Insurance Services, LLC ("CYS Insurance"), was granted membership in the Federal Home Loan Bank ("FHLB") system, specifically in the FHLB of Cincinnati ("FHLBC"). Membership in the FHLBC obligated CYS Insurance to purchase FHLBC membership stock and activity stock, the latter being a percentage of the advances it obtains from the FHLBC. CYS Insurance sought both short and long-term advances (collectively, "FHLBC Advances") from the FHLBC. On January 12, 2016, the Federal Housing Finance Agency ("FHFA") issued a final rule (the "Final Rule") amending its regulations governing FHLB membership criteria for captive insurance companies. The Final Rule defines "insurance company" to exclude "captive insurers". Under this Final Rule, which became effective on February 19, 2016, CYS Insurance's membership in the FHLBC must be terminated within one year of the effective date and it will not be permitted to secure any new advances. As a result, all FHLBC Advances are required to be repaid no later than February 19, 2017. The Company repaid all outstanding FHLBC Advances prior to September 30, 2016. CYS Insurance's membership in the FHLBC will terminate on February 19, 2017.
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the instructions to the Securities and Exchange Commission ("SEC") Form 10-K.
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
Reclassification and Presentation
From the Company's inception through September 30, 2015, "Swap and cap interest expense" was recognized as a separate component of "Total interest expense" in the Consolidated Statement of Operations. Effective October 1, 2015, Swap

and cap interest expense is recognized as a component of "Net gain (loss) on derivative instruments". This reclassification was made in order to record income, expenses and changes in fair value related to derivative instruments in one line item in the Consolidated Statement of Operations, consistent with common industry practice. Prior period balances have been reclassified to conform to the current period presentation.
Prior to January 1, 2016, Short-term and Long-term FHLBC Advances were presented and disclosed separately.  Effective January 1, 2016, Short-term and Long-Term FHLBC Advances are presented and disclosed in the aggregate.  Prior periods have been reclassified to conform to the current period presentation.
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
Investments in Securities
The Company's investment securities are accounted for in accordance with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") 320—Investments—Debt and Equity Securities. The Company has chosen to make a fair value election pursuant to ASC 825—Financial Instruments for its securities and, therefore, our investment securities are recorded at fair market value on the consolidated balance sheets. Electing the fair value option requires the Company to record changes in the fair value of investments in the Consolidated Statement of Operations as a component of net unrealized gain (loss) on investments, which in management’s view, more appropriately reflects the results of operations for a particular reporting period as all securities activities will be recorded in a similar manner. These investments meet the requirements to be classified as available-for-sale under ASC 320.
The Company records its security purchase and sale transactions, including forward settling transactions, on a trade date basis. Realized gains and losses on securities transactions are recorded on an identified cost basis.
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
Investment and Derivative Valuation
The Company has a pricing committee responsible for establishing valuation policies and procedures, and reviewing and approving valuations during monthly pricing meetings. The pricing committee is composed of individuals from the finance and investment teams and other member of senior management. See Note 7, Fair Value Measurements, for additional details related to the fair value of the Company's assets and liabilities.
Interest Income
We record interest income and expense on an accrual basis. We accrue interest income based on the outstanding principal amount of the settled securities in our portfolio and their contractual terms. We amortize premiums and discounts using the effective interest method as prepayments occur, and this net amortization is either a reduction of or accretive to interest income from Agency RMBS in the accompanying Consolidated Statement of Operations. The Company does not estimate prepayments when calculating the yield to maturity on Agency RMBS.

Other Investments
CYS Insurance is a member of, and owns capital stock in, the FHLBC. As a condition of its membership in the FHLBC, CYS Insurance is required to maintain FHLBC stock, both for membership and for the level of advances from the FHLBC to CYS Insurance. The Company accounts for its investment in FHLBC stock as a cost method investment in "Other investments" in the accompanying consolidated balance sheets in accordance with ASC 325, Investments - Other. The Company periodically evaluates FHLBC stock for impairment in accordance with ASC 320—Investments—Debt and Equity Securities. Also included in other investments is a net investment in real estate that is recorded at fair value, inclusive of $3.8 million of corresponding mortgage debt, with changes in estimated fair value recognized in the accompanying Consolidated Statements of Operations.
Repurchase Agreements and FHLBC Advances
Prior to the Final Rule effective date of February 19, 2016, which precluded the Company from securing new FHLBC Advances, we entered into FHLBC Advances that may have an initial maturity of more than one year that were collateralized by the Company's Debt Securities. The Company has chosen to make a fair value election pursuant to ASC 825—Financial Instruments for FHLBC Advances with initial terms greater than one year and, therefore, this debt is recorded at fair market value in the accompanying consolidated balance sheets. The unpaid principal balance of FHLBC Advances with initial maturities less than one year generally approximate fair value due to the short-term nature of the instruments. We price FHLBC Advances with an initial maturity greater than one year daily through a pricing service that uses a discounted cash flow model to value the debt, and we periodically validate the prices we receive through this process. Changes in the fair market value are recorded in current period earnings in the accompanying Consolidated Statements of Operations as a component of net unrealized gain (loss) on FHLBC Advances. Electing the fair value option permits the Company to record changes in the fair value of our FHLBC Advances along with that of our investments in the Consolidated Statements of Operations which, in management’s view, more appropriately reflects the results of operations for a particular reporting period as all income producing assets and liabilities are recognized in a consistent manner.
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
We account for our repo borrowings as short-term indebtedness under ASC 470—Debt; accordingly, these short-term instruments are reflected in our financial statements at their amortized cost, which approximates fair value due to their short-term nature.
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
During the term of a swap or cap, the Company makes or receives periodic payments and records unrealized gains or losses as a result of marking the swap or cap to fair value. When the Company terminates a swap or cap, we record a realized gain or loss equal to the difference between the proceeds from (or the cost of) closing the transaction and the Company's cost basis in the contract, if any. We report the periodic payments and amortization of premiums on cap contracts under swap and cap interest expense in the accompanying Consolidated Statements of Operations. Swaps involve a risk that interest rates will move contrary to the Company’s expectations, thereby increasing the Company’s payment obligation.
The Company's swaps and caps may be subject to a master netting arrangement ("MNA"). The Company is exposed to credit loss in the event of non-performance by the counterparty to the swap or cap limited to the fair value of collateral posted in excess of the fair value of the contract in a net liability position and the shortage of the fair value of collateral posted for the contract in a net asset position. As of December 31, 2016 and December 31, 2015, the Company did not anticipate non-performance by any counterparty. Should interest rates move contrary to the Company's expectations, the Company may not achieve the anticipated benefits of the interest rate swap or cap and may realize a loss.

While the Company's derivative agreements generally permit netting or setting off derivative assets and liabilities with the counterparty, the Company reports derivative assets and liabilities on a gross basis in the accompanying consolidated balance sheets. Derivatives are accounted for in accordance with ASC 815 which requires recognition of all derivatives as either assets or liabilities at fair value in the accompanying consolidated balance sheets with changes in fair value recognized in the accompanying Consolidated Statements of Operations in "Net realized and unrealized gain (loss) on derivative instruments". Cash receipts and payments related to derivative instruments are classified in the accompanying Consolidated Statements of Cash Flows in accordance with U.S. GAAP in both the operating and investing activities sections.

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
Leases
The Company occupies leased office space. The Company’s lease is accounted for in accordance with ASC 840—Leases, and is classified as an operating lease. Rent expense is amortized on a straight-line basis over the lease term and is included in "General, administrative and other expense" in the accompanying Consolidated Statements of Operations.
Stock-based compensation
The Company applies the provisions of ASC 718-Compensation-Stock Compensation, with regard to its equity incentive plans.  ASC 718 covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans.  ASC 718 requires that compensation costs relating to stock-based payment transactions be recognized in the consolidated financial statements.  Compensation costs related to restricted common shares issued are measured at their estimated fair value at the grant date, and are amortized and expensed over the vesting period on a straight-line basis.
Earnings Per Share ("EPS")
The Company computes basic EPS using the two-class method by dividing net income (loss), after adjusting for the impact of unvested stock awards deemed to be participating securities, by the weighted-average number of common shares outstanding, calculated excluding unvested stock awards. The Company computes diluted EPS by dividing net income (loss), after adjusting for the impact of unvested stock awards deemed to be participating securities, by the weighted-average number of common shares outstanding, calculated excluding unvested stock awards, giving effect to common stock options and warrants, if they are not anti-dilutive. See Note 9, Earnings Per Share for EPS computations.
Recent Accounting Pronouncements
The following table provides a brief description of recent accounting pronouncements that could potentially impact the Company's consolidated financial statements:

Accounting Standard	Description	Required Date of Adoption	Anticipated Effect on the Financial Statements
International Swaps and Derivatives Association (ISDA) "Accounting Impact of CCP's Rulebook Changes to Financial Institutions and Corporates May 2016"
On May 27, 2016, ISDA issued a whitepaper, “Accounting Impact of CCP’s Rulebook Changes to Financial Institutions and Corporates May 2016”. The purpose of this whitepaper was to consider the potential accounting impacts of certain announcements and rule changes by central clearing parties (“CCP(s)”). The Chicago Mercantile Exchange (“CME”) and LCH.Clearnet Limited (“LCH”) have made certain rulebook amendments related to the characterization of variation margin payments.

On January 4, 2017, ISDA issued a confirmation letter related to its whitepaper and the corresponding discussions held with the staff of the SEC’s Office of the Chief Accountant. The letter confirms that the staff does not object to the conclusions reached in ISDA’s whitepaper.
		All financial statement filings for reporting periods ending after January 3, 2017.	The Company is currently evaluating the impact of this white paper on the Company's consolidated financial statements.
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

January 1, 2018 (early adoption is permitted. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively if retrospective application would be impracticable.
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
		January 1, 2017 (early adoption will be permitted in any interim or annual period for which financial statements have not yet been issued or have not been made available for issuance)	This standard is not expected to change the way the Company accounts for share-based payments to employees or directors.

3. INVESTMENTS IN SECURITIES
The available-for-sale investments portfolio consisted of the following as of December 31, 2016 and December 31, 2015 (in thousands):

December 31, 2016
Asset Type	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Fannie Mae Certificates
Fixed Rate	$9,505,262	$(81,783)	$36,622	$9,460,101
ARMs	301,029	(2,668)	1,571	299,932
Total Fannie Mae	9,806,291	(84,451)	38,193	9,760,033
Freddie Mac Certificates
Fixed Rate	2,799,604	(55,624)	7,659	2,751,639
ARMs	50,641	(514)	606	50,733
Total Freddie Mac	2,850,245	(56,138)	8,265	2,802,372
Ginnie Mae Certificates
Fixed Rate	1,856	(54)	—	1,802
ARMs	34,390	—	448	34,838
Total Ginnie Mae	36,246	(54)	448	36,640
Total Agency RMBS	12,692,782	(140,643)	46,906	12,599,045
U.S. Treasuries	49,952	(266)	—	49,686
Total	$12,742,734	$(140,909)	$46,906	$12,648,731

December 31, 2015
Fannie Mae Certificates
Fixed Rate	$11,142,798	$(45,018)	$74,891	$11,172,671
ARMs	260,394	(1,859)	1,860	260,395
Total Fannie Mae	11,403,192	(46,877)	76,751	11,433,066
Freddie Mac Certificates
Fixed Rate	1,379,566	(3,881)	11,822	1,387,507
ARMs	60,821	(727)	749	60,843
Total Freddie Mac	1,440,387	(4,608)	12,571	1,448,350
Ginnie Mae Certificates - ARMs	45,784	—	796	46,580
Total Agency RMBS	12,889,363	(51,485)	90,118	12,927,996
U.S. Treasuries	99,847	(136)	—	99,711
Total	$12,989,210	$(51,621)	$90,118	$13,027,707

The following table presents the gross unrealized loss and fair values of the Company's available-for-sale investments by length of time that such securities have been in a continuous unrealized loss position as of December 31, 2016 and December 31, 2015 (in thousands):

	Unrealized loss positions for
	Less than 12 Months		Greater than 12 months		Total
As of	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
December 31, 2016	$9,264,265	$(140,909)	$—	$—	$9,264,265	$(140,909)
December 31, 2015	$6,718,658	(50,318)	86,300	(1,303)	6,804,958	(51,621)

The following table summarizes the Company’s available-for-sale investments as of December 31, 2016 and December 31, 2015, according to their estimated weighted-average life classifications:

	December 31, 2016		December 31, 2015
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$5,421,799	$5,524,456	$6,130,300	$6,160,358
Greater than one year through five years	6,415,988	6,431,065	6,647,248	6,587,664
Greater than five years through ten years	810,944	787,213	250,159	241,188
Greater than ten years	—	—	—	—
Total	$12,648,731	$12,742,734	13,027,707	12,989,210
The following table is a summary of our net gain (loss) from the sale of available-for-sale investments for the year ended December 31, 2016 and 2015 (in thousands):

	For the year ended December 31,
	2016	2015
Available-for-sale investments, at cost	$14,455,602	$22,085,834
Proceeds from sale of available-for-sale investments	14,475,065	22,099,486
Net realized gain (loss) on sale of available-for-sale investments	19,463	13,652

Gross gain on sale of available-for-sale investments	77,142	107,097
Gross (loss) on sale of available-for-sale investments	(57,679)	(93,445)
Net realized gain (loss) on sale of available-for-sale investments	$19,463	$13,652
The components of the carrying value of available-for-sale investments at December 31, 2016 and December 31, 2015 are presented below. The premium purchase price is generally due to the average coupon interest rates on these investments being higher than prevailing market rates and, conversely, the discount purchase price is generally due to the average coupon interest rates on these investments being lower than prevailing market rates.

(in thousands)	December 31, 2016	December 31, 2015
Principal balance	$12,285,204	$12,526,852
Unamortized premium	458,709	462,631
Unamortized discount	(1,179)	(273)
Gross unrealized gains	46,906	90,118
Gross unrealized losses	(140,909)	(51,621)
Fair value	$12,648,731	$13,027,707
As of December 31, 2016, the weighted-average coupon interest rate on the Company's Agency RMBS and U.S. Treasuries was 3.37% and 0.63%, respectively. As of December 31, 2015, the weighted-average coupon interest rate on the Company's Agency RMBS and U.S. Treasuries was 3.41% and 0.88%, respectively. Actual maturities of Agency RMBS are generally shorter than their stated contractual maturities (which range up to 30 years), as they are affected by the contractual lives of the underlying mortgages, periodic payments and prepayments of principal. As of December 31, 2016, the range of final contractual maturities of the Company's Agency RMBS portfolio was between 2024 and 2047. As of December 31, 2015, the range of final contractual maturities of the Company's Agency RMBS portfolio was between 2024 and 2046. As of December 31, 2016, the weighted-average contractual maturities of the Company's Agency RMBS portfolio and U.S. Treasuries was 2040 and 2018, respectively. As of December 31, 2015, the weighted-average contractual maturities of our Agency RMBS portfolio and U.S. Treasuries was 2037 and 2017, respectively.
Credit Risk
The Company has minimal exposure to credit losses on its investment securities at December 31, 2016 and December 31, 2015 because it principally owns Agency RMBS and U.S. Treasuries. Principal and interest payments on Agency RMBS are guaranteed by Freddie Mac and Fannie Mae, while principal and interest payments on Ginnie Mae RMBS and U.S. Treasuries are backed by the full faith and credit of the U.S. government. In September 2008, both Freddie Mac and Fannie

Mae were placed in the conservatorship of the U.S. government. On August 5, 2011, Standard & Poor's downgraded the U.S. government's credit rating for the first time to AA+. Fitch Ratings Inc. ("Fitch") announced on October 15, 2013 that it had placed the U.S. government's credit rating on "negative watch"; this negative watch was changed to "stable" on March 21, 2014 and Fitch reaffirmed the "stable outlook" on April 12, 2016.
As of December 31, 2016, S&P has maintained its AA+ rating for the U.S. government, while Fitch and Moody's rated the U.S. government AAA and Aaa, respectively. Since Fannie Mae and Freddie Mac are in U.S. government conservatorship, the implied credit ratings of Agency RMBS are similarly rated. While the conservatorship, ratings downgrade and ratings watch appear not to have had a significant impact on the fair value of the Agency RMBS or U.S. Treasuries in the Company’s portfolio, these developments create a level of uncertainty regarding the credit risk of Debt Securities.
4. DERIVATIVE INSTRUMENTS
The Company had the following activity in interest rate swap and cap transactions during the years ended December 31, 2016 and 2015 (in thousands):

Year Ended December 31, 2016			Year Ended December 31, 2015 (1)
Trade Date	Transaction	Notional	Trade Date	Transaction	Notional
January 2016	Terminated	$(500,000)	January 2015	Terminated	$(400,000)
May 2016	Terminated	$(2,200,000)	January 2015	Opened	$500,000
May 2016	Opened	$1,700,000	April 2015	Terminated	$(400,000)
September 2016	Terminated	$(500,000)	July 2015	Terminated	$(500,000)
Net Decrease		$(1,500,000)	July 2015	Opened	$750,000
			August 2015	Terminated	$(500,000)
			August 2015	Opened	$500,000
			September 2015	Terminated	$(1,500,000)
			September 2015	Opened	$1,400,000
			October 2015	Terminated	$(300,000)
			October 2015	Opened	$750,000
			Net Increase		$300,000
 __________________

(1)
For the year ended December 31, 2015, $1.7 billion notional of cap and $0.5 billion notional of swap contracts were novated by certain counterparties to other counterparties. There were no changes in the underlying terms of the original agreements with the Company.

As of December 31, 2016 and December 31, 2015, the Company pledged Debt Securities with a fair value of $72.5 million and $50.7 million, respectively, as collateral on swaps and caps. As of December 31, 2016 and December 31, 2015 the Company had pledged cash of $0.0 million and $21.8 million, respectively, as collateral for its swaps and caps. As of December 31, 2016, the Company had Agency RMBS and U.S. Treasuries of $33.0 million and cash of $90.8 million pledged to it as collateral for its derivative instruments. As of December 31, 2015, the Company had Agency RMBS and U.S. Treasuries of $44.1 million and cash of $18.5 million pledged to it as collateral for its derivative instruments. The table below summarizes fair value information about our derivative and other hedging instrument assets and liabilities as of December 31, 2016 and December 31, 2015 (in thousands):

		December 31, 2016		December 31, 2015
Derivative and Other Hedging Instruments - Assets	Consolidated Balance Sheets	Notional	Fair Value	Notional	Fair Value
Interest Rate Swaps	Derivative assets, at fair value	$6,450,000	$80,608	$5,900,000	$39,435
Interest Rate Caps	Derivative assets, at fair value	2,500,000	42,532	2,500,000	61,343
TBA Derivatives	Derivative assets, at fair value	2,417,000	19,416	—	—
Total derivative assets at fair value		$11,367,000	$142,556	$8,400,000	$100,778

Derivative and Other Hedging Instruments - Liabilities	Consolidated Balance Sheets	Notional	Fair Value	Notional	Fair Value
Interest Rate Swaps	Derivative liabilities, at fair value	$—	$—	$2,050,000	$(14,024)
Interest Rate Caps	Derivative liabilities, at fair value	—	—	—	—
TBA Derivatives	Derivative liabilities, at fair value	1,870,000	(6,051)	—	—
Total derivative liabilities at fair value		$1,870,000	$(6,051)	$2,050,000	$(14,024)
The average notional value of the Company's TBA Derivatives during the year ended December 31, 2016 was $2.5 billion. The average notional value of the Company's swaps and caps during the year ended December 31, 2016 and 2015 was $9.5 billion and $10.2 billion, respectively.
The following table presents information about the net realized and unrealized gain and loss on swaps, caps and TBA Derivatives for the years ended December 31, 2016, 2015 and 2014 on the Company's swaps, caps and TBA Derivatives (in thousands):

		Gain (Loss) on Derivatives
		Years Ended December 31,
Derivative Instrument Type	Location of Gain (Loss) on Derivative Instruments	2016	2015	2014
Interest rate swaps and caps	Swap and cap interest expense	$(55,798)	$(100,110)	$(90,812)
Interest rate swaps, caps and TBA Derivatives	Net realized and unrealized gain (loss) on derivative instruments	(11,483)	(54,932)	(110,542)
Interest rate swaps, caps and TBA Derivatives	Net gain (loss) on derivative instruments	$(67,281)	$(155,042)	$(201,354)
The swap and cap notional was $9.0 billion at December 31, 2016 compared to $10.5 billion at December 31, 2015, and respectively 92.3% and 94.3% of our repo borrowings and FHLBC Advances at December 31, 2016 and December 31, 2015.

5. REPURCHASE AGREEMENTS AND FHLBC ADVANCES
The Company leverages its Debt Securities portfolio primarily through repo borrowings, TBA dollar roll transactions and FHLBC Advances. Each of the Company's repo borrowings bears interest at a rate based on a spread above or below the London Interbank Offered Rate ("LIBOR"). The interest rates for FHLBC Advances are set by the FHLBC. While repo borrowings and FHLBC Advances (prior to the effective date of the Final Rule on February 19, 2016, which precluded the Company from securing new FHLBC Advances) have historically been the Company's principal sources of borrowings, the Company may issue long-term debt (i.e., debt with an initial term greater than one year) to diversify credit sources and to manage interest rate and duration risk.

Certain information with respect to the Company's repo borrowings and FHLBC Advances outstanding principal at the balance sheet dates is summarized in the table below.

(in thousands)	December 31, 2016	December 31, 2015
Outstanding repurchase agreements	$9,691,544	$8,987,776
Outstanding FHLBC Advances	$—	$2,100,000
Interest accrued thereon	$16,170	$7,383
Weighted-average borrowing rate	0.89%	0.54%
Weighted-average remaining maturity (in days)	53.3	61.4
Fair value of pledged collateral(1)	$10,198,641	$11,548,930
 __________________

(1)	Collateral for repo borrowings and FHLBC Advances consists of Agency RMBS and U.S. Treasuries.
The following table presents the remaining contractual maturity of the repo borrowings and FHLBC Advances by collateral type as of December 31, 2016 and December 31, 2015 (in thousands):

	Remaining contractual maturity
December 31, 2016	Up to 30 days	30-90 days	Greater than 90 days	Total
Agency RMBS	$4,113,286	$3,694,937	$1,883,321	$9,691,544
U.S. Treasuries	—	—	—	—
Total	$4,113,286	$3,694,937	$1,883,321	$9,691,544

December 31, 2015
Agency RMBS	$7,579,885	$2,235,246	$924,394	$10,739,525
U.S. Treasuries	348,251	—	—	348,251
Total	$7,928,136	$2,235,246	$924,394	$11,087,776
At December 31, 2016 and December 31, 2015, our amount at risk with any individual counterparty related to our repo borrowings or FHLBC Advances was less than 2.6% and 2.3% of stockholders' equity. The amount at risk is defined as the excess of the fair value of the securities, including accrued interest, and cash, pledged to secure the repurchase agreement, over the amount of the repurchase agreement liability, adjusted for accrued interest.
Prior to the issuance of the Final Rule on January 12, 2016, pursuant to the FHLBC terms and conditions of membership and applicable credit policies, CYS Insurance was able to obtain advances, secured by eligible collateral, including, but not limited to, residential mortgage-backed securities. As a direct result of the Final Rule, all FHLBC Advances are now required to be repaid on or before February 19, 2017. The Company repaid all of its remaining FHLBC Advances prior to September 30, 2016. At December 31, 2015, the Company had $2.1 billion in outstanding FHLBC Advances with a related $1.0 million of accrued interest.
The FHLBC requires that CYS Insurance purchase and hold activity stock in the FHLBC in an amount equal to a specified percentage of outstanding FHLBC Advances. As of December 31, 2016 and December 31, 2015, CYS Insurance held a combined total of $0 and $42.0 million in FHLBC activity stock that is included in "Other investments" in the accompanying consolidated balance sheets.
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
Our repurchase agreement and derivative counterparties also apply a "haircut" to our pledged collateral which limits the amount we can borrow against our securities. This haircut reflects the underlying risk of the specific collateral and protects the counterparty against a change in its value. Our agreements do not specify the haircut; rather, haircuts are determined on an individual transaction basis, and typically are between 2% and 7%.

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
Further, each of our International Standard Derivative Association ("ISDA") agreements contains a cross default provision under which a default under certain of our other indebtedness in excess of a certain threshold causes an event of default under the agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements. Additionally, under certain of our ISDA master agreements, we could be required to settle our obligations under the agreements if we fail to maintain certain minimum stockholders' equity thresholds or our REIT status or if we fail to comply with limits on our leverage above certain specified levels. As of December 31, 2016, the fair value of additional collateral that could be required to be posted as a result of the credit-risk-related contingent features being triggered was not material to our consolidated financial statements. As of December 31, 2016, our amount at risk with any counterparty related to our repurchase agreements and FHLBC Advances was less than 2.6% of our stockholders' equity, and our amount at risk with any counterparty related to our interest rate swap and cap contracts, excluding centrally cleared swaps, was less than 0.2% of our stockholders' equity. At December 31, 2015, our amount at risk related to our repurchase agreements and FHLBC Advances was less than 2.3% of stockholders' equity, and our amount at risk with any counterparty related to our interest rate swap and cap contracts, excluding centrally cleared swaps, was less than 0.5% of our stockholders' equity.
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
Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our repo borrowings, FHLBC Advances and derivative instruments by type, including securities pledged related to securities purchased or sold but not yet settled, as of December 31, 2016 and December 31, 2015 (in thousands):

December 31, 2016
Asset Type	Repurchase Agreements	Derivative Instruments	Forward Settling Trades (TBAs) (1)	Total
Agency RMBS - fair value	$10,197,244	$33,311	$2,610	$10,233,165
U.S. Treasuries - fair value	1,398	45,730	—	47,128
Accrued interest on pledged securities	27,730	87	7	27,824
Cash	—	600	—	600
Total	$10,226,372	$79,728	$2,617	$10,308,717

December 31, 2015
Asset Type	Repurchase Agreements and FHLBC Advances	Derivative Instruments	Forward Settling Trades (TBAs)	Total
Agency RMBS - fair value	$11,547,098	$37,657	$2,259	$11,587,014
U.S. Treasuries - fair value	1,832	13,054	—	14,886
Accrued interest on pledged securities	30,890	196	5	31,091
Cash	—	21,751	—	21,751
Total	$11,579,820	$72,658	$2,264	$11,654,742
 __________________

(1)	Excludes forward settling transactions classified as TBA Derivatives which are included in derivative instruments effective January 1, 2016.
Assets Pledged from Counterparties
As the estimated fair value of our investment securities pledged as collateral increases due to changes in interest rates or other factors, we may require counterparties to return collateral to us, which may be in the form of identical securities, similar securities, or cash. As of December 31, 2016 and December 31, 2015, we also had assets pledged to us as collateral under our repurchase agreements, derivative instruments and forward settling trades summarized in the tables below (in thousands):

December 31, 2016
Assets Pledged to CYS	Repurchase Agreements	Derivative Instruments	Forward Settling Trades (TBAs) (1)	Total
Agency RMBS - fair value	$—	$3,016	$1,293	$4,309
U.S. Treasuries - fair value	—	29,937	—	29,937
Accrued interest on pledged securities	—	1,788	4	1,792
Cash	—	90,779	724	91,503
Total	$—	$125,520	$2,021	$127,541

December 31, 2015
Assets Pledged to CYS	Repurchase Agreements and FHLBC Advances	Derivative Instruments	Forward Settling Trades (TBAs)	Total
Agency RMBS - fair value	$—	$—	$—	$—
U.S. Treasuries - fair value	—	44,143	—	44,143
Accrued interest on pledged securities	—	209	—	209
Cash	—	18,534	—	18,534
Total	$—	$62,886	$—	$62,886
 __________________

(1)	Excludes forward settling transactions classified as TBA Derivatives which are included in derivative instruments effective January 1, 2016.
Cash collateral received is not restricted as to use and is recognized in "Cash and cash equivalents" with a corresponding amount recognized in "Payable for cash received as collateral" in the accompanying consolidated balance sheets.
The Company’s Master Repurchase Agreements ("MRAs"), Master Securities Forward Transaction Agreements ("MSFTA") and ISDA Master Agreements ("ISDAs", and together with MRAs, the “Master Agreements”) generally provide (unless specified otherwise) that the Company may sell, pledge, rehypothecate, assign, invest, use, commingle, dispose of, or otherwise use in its business any posted collateral it holds, free from any claim or right of any nature whatsoever of the counterparty.  MSFTAs govern the considerations and factors surrounding the settlement of certain forward settling transactions, TBAs and secured borrowing transactions by and between the Company and our counterparties. As of

December 31, 2016, $34.2 million of assets were pledged to the Company under the Master Agreements, of which $2.7 million were pledged by the Company to other counterparties at December 31, 2016.  Since title to these assets remain with the counterparty under the Master Agreements, none of these assets are reflected in the accompanying consolidated balance sheets.
Offsetting Assets and Liabilities
Certain of our repo borrowings and derivative transactions are governed by underlying agreements that generally provide for a right of offset under MNAs (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. Under GAAP, if the Company has a contractual right of offset, the Company may offset the related asset and liability and report the net amount in the accompanying consolidated balance sheets. However, the Company reports amounts subject to its MRAs and ISDAs in the accompanying consolidated balance sheets on a gross basis without regard for such rights of offset.
At December 31, 2016 and December 31, 2015, the Company's derivative assets and liabilities (by type) are as follows (in thousands):

December 31, 2016	Assets	Liabilities
Interest rate swap contracts	$80,608	$—
Interest rate cap contracts	42,532	—
TBA derivatives	19,416	6,051
Total derivative assets and liabilities	142,556	6,051
Derivatives not subject to a Master Netting Agreement	75,033	—
Total assets and liabilities subject to a Master Netting Agreement	$67,523	$6,051

December 31, 2015	Assets	Liabilities
Interest rate swap contracts	$39,435	$14,024
Interest rate cap contracts	61,343	—
Total derivative assets and liabilities	100,778	14,024
Derivatives not subject to a Master Netting Agreement	25,151	14,024
Total assets and liabilities subject to a Master Netting Agreement	$75,627	$—
Below is a summary of the Company's assets subject to offsetting provisions (in thousands):

			Gross Amounts Not Offset in the Consolidated Balance Sheet
As of	Description	Amounts of Assets Presented in the Consolidated Balance Sheets	Instruments Available for Offset	Collateral Received(1)	Net Amount(2)
December 31, 2016	Derivative assets	$67,523	$3,145	$49,801	$14,577
December 31, 2015	Derivative assets	75,627	—	59,907	15,720
 _________________

(1)	Collateral consists of Agency RMBS, U.S. Treasuries and Cash and cash equivalents. Excess collateral received is not shown for financial reporting purposes.

(2)	Net amount represents the amount receivable (in the case of assets) and payable (in the case of liabilities) to the counterparty in the event of default.

Below is a summary of the Company's liabilities subject to offsetting provisions (in thousands):

			Gross Amounts Not Offset in the Consolidated Balance Sheet
As of	Description	Amounts of Liabilities Presented in the Consolidated Balance Sheet	Instruments Available for Offset	Collateral Pledged(1)	Net Amount(2)
December 31, 2016	Derivative liabilities	$6,051	$3,145	$2,906	$—
December 31, 2016	Repurchase agreements and FHLBC Advances	9,691,544	—	9,691,544	—
December 31, 2015	Derivative liabilities	—	—	—	—
December 31, 2015	Repurchase agreements and FHLBC Advances	11,086,477	42,003	11,044,474	—
 _________________

(1)	Collateral consists of Agency RMBS, U.S. Treasuries and Cash and cash equivalents. Excess collateral pledged is not shown for financial reporting purposes.

(2)	Net amount represents the amount receivable (in the case of assets) and payable (in the case of liabilities) to the counterparty in the event of default.
7. FAIR VALUE MEASUREMENTS

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

Agency RMBS, and U.S. Treasuries are generally valued based on prices provided by third party services, as derived from such services' pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and asked prices, broker quotations, prices or yields of securities with similar characteristics, prepayment rates, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may also use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security.
All valuations we receive from third-party pricing services or broker quotes are non-binding. The pricing committee reviews all prices. To date, the Company has not adjusted any of the prices received from third party pricing services or brokers. Our pricing review includes comparisons of similar market transactions, alternative third party pricing services and broker quotes, or comparisons to a pricing model. To ensure proper classification within the fair value hierarchy in ASC 820, the Company reviews the third party pricing services' methodologies periodically to understand whether observable or unobservable inputs are being used.
We generally value swaps and caps using prices provided by broker quotations. Such broker quotations are based on the present value of fixed and projected floating rate cash flows over the term of the swap contract. Future cash flows are discounted to present value using swap rates provided by electronic data services or by brokers.
Excluded from the tables below are short-term financial instruments carried in our consolidated financial statements at cost basis, which is deemed to approximate fair value, due primarily to the short duration of these instruments, including cash and cash equivalents, receivables, payables, repo borrowings and FHLBC Advances with initial terms of one year or less.
"Other investments" is comprised of our investment in FHLBC stock and our net investment in a real estate asset at fair value, inclusive of the corresponding mortgage debt. Investment in real estate is considered to be a Level 3 asset to which we periodically apply valuation techniques and/or impairment analysis. FHLBC membership and activity stock of approximately $3 thousand and $42.0 million at December 31, 2016 and 2015, respectively, is excluded from Other investments in the table below as the Company accounts for this investment as a cost method investment and periodically evaluates it for impairment.
The following tables summarize the Company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015 (in thousands):

December 31, 2016	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Agency RMBS	$—	$12,599,045	$—	$12,599,045
U.S. Treasuries	49,686	—	—	49,686
Derivative assets	—	142,556	—	142,556
Other investments	—	—	8,025	8,025
Total	$49,686	$12,741,601	$8,025	$12,799,312
Liabilities
FHLBC Advances	—	—	—	—
Derivative liabilities	—	6,051	—	6,051
	$—	$6,051	$—	$6,051

December 31, 2015	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Agency RMBS	$—	$12,927,996	$—	$12,927,996
U.S. Treasuries	99,711	—	—	99,711
Derivative assets	—	100,778	—	100,778
Other investments	—	—	8,025	8,025
Total	$99,711	$13,028,774	$8,025	$13,136,510
Liabilities
FHLBC Advances	—	423,701	—	423,701
Derivative liabilities	—	14,024	—	14,024
	$—	$437,725	$—	$437,725
The table below presents a reconciliation of changes in other investments classified as Level 3 in the Company's consolidated financial statements for the years ended December 31, 2016 and 2015:

Level 3 Fair Value Reconciliation

(In thousands)	Years Ended December 31,
Other investments	2016	2015
Beginning balance Level 3 assets	$8,025	$8,025
Cash payments recorded as a reduction of cost basis	—	—
Change in net unrealized gain (loss)	—	—
Gross purchases	—	—
Gross sales	—	—
Net gain (loss) on sales	—	—
Transfers into (out of) Level 3	—	—
Ending balance Level 3 assets	$8,025	$8,025

The fair value of our net investment in a real estate asset is primarily derived internally, and is based on inputs observed from sales transactions of similar assets. We also rely on available industry information about capitalization rates and expected trends in rents and occupancy in determining estimates of the fair value of real estate.  The significant unobservable input used in the fair value measurement of our net investment in real estate is the capitalization rate, which the Company estimated to be between 4.0% and 4.9% at December 31, 2016 and December 31, 2015.
8. STOCKHOLDERS' EQUITY
The Company has authorized 500,000,000 shares of common stock having par value of $0.01 per share. As of December 31, 2016 and 2015, the Company had issued and outstanding 151,434,917 and 151,739,840 shares of common stock, respectively.
The Company has authorized 50,000,000 shares of preferred stock having a par value of $0.01 per share. As of December 31, 2016 and 2015, 3,000,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock ($25.00 liquidation preference) were issued and outstanding. As of December 31, 2016 and 2015, 8,000,000 shares of 7.50% Series B Cumulative Redeemable Preferred Stock ($25.00 liquidation preference) were issued and outstanding. The Series A Preferred Stock and Series B Preferred Stock will not be redeemable before August 3, 2017 and April 30, 2018, respectively, except under circumstances where it is necessary to preserve the Company's qualification as a REIT, for federal income tax purposes or the occurrence of a change of control. On or after August 3, 2017 and April 30, 2018, respectively, the Company may, at its option, redeem any or all of the shares of the Series A Preferred Stock and Series B Preferred Stock, respectively, at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the respective redemption date. The Series A Preferred Stock and Series B Preferred Stock have no stated maturity, and are not subject to any sinking fund or mandatory redemption.
The Company's common and preferred stock transactions during the years ended December 31, 2016 and 2015 are as follows (in thousands):

	2016		2015
Common stock	Shares	Amount	Shares	Amount
Common shares sold in public offerings or issued as restricted common stock	398	$6	503	$—
Shares repurchased or canceled	(703)	(5,516)	(10,614)	(87,944)
Net increase (decrease)	(305)	$(5,510)	(10,111)	$(87,944)
Dividend Reinvestment and Direct Stock Purchase Plan ("DSPP")
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of common stock by reinvesting some or all of the cash dividends received on shares of common stock. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. For the year ended December 31, 2016 the Company issued 797 shares under the DSPP with the proceeds of $6 thousand. For the year ended December 31, 2015, the Company did not issue any shares under the DSPP. As of December 31, 2016 and 2015, there were approximately 4.1 million shares, respectively, available for issuance under this plan.
Restricted Common Stock Awards
Refer to Note 10, Share-based Compensation, for a summary of restricted common stock granted to certain of the Company's directors, officers and employees for the years ended December 31, 2016, 2015 and 2014.

Equity Placement Program ("EPP")
Effective May 15, 2014, the Company terminated that certain Equity Distribution Agreement by and between the Company and JMP Securities LLC ("JMP"), dated as of June 7, 2011 (the "JMP Agreement"), in connection with the expiration of the Company's prior shelf registration statement on Form S-3. Under the JMP Agreement, the Company could offer and sell, from time to time, up to 15.0 million shares of the Company's common stock through an "at the market" offering program with JMP. For the year ended December 31, 2016 and 2015, the Company did not sell any shares of common stock under the JMP Agreement.
Share Repurchase Program
On November 15, 2012, the Company announced that its board of directors authorized the repurchase of shares of the Company's common stock having an aggregate value of up to $250 million. Pursuant to this program, through July 20, 2014, the Company repurchased approximately $115.7 million in aggregate value of its shares of common stock on the open market. On July 21, 2014, the Company announced that its board of directors authorized the repurchase of shares of the Company's common stock having an aggregate value of up to $250 million, which included approximately $134.3 million available for repurchase under the November 2012 authorization. Subsequently, during 2014 we repurchased 172,549 shares at a weighted-average purchase price of $8.88 per share, for an aggregate purchase price of approximately $1.5 million. For the year ended December 31, 2015, the Company repurchased 10,559,493 shares at a weighted-average purchase price of $8.28 per share for an aggregate purchase price of approximately $87.7 million. Accordingly, the Company was authorized to repurchase shares of its common stock approximating $160.8 million as of December 31, 2015.
For the year ended December 31, 2016, the Company repurchased 673,166 shares with a weighted-average purchase price of $7.85 per share for an aggregate of approximately $5.3 million. Accordingly, the Company was authorized to repurchase shares of its common stock approximating $155.5 million as of December 31, 2016.
9. EARNINGS PER SHARE
Components of the computation of basic and diluted EPS under the two-class method were as follows (in thousands, except per share numbers):

	Years Ended December 31,
	2016	2015	2014
Net income (loss)	$16,391	$(4,765)	$425,609
Less dividend on preferred shares	(20,812)	(20,813)	(20,812)
Net income (loss) available to common stockholders	(4,421)	(25,578)	404,797
Less dividends paid:
Common shares	(151,918)	(169,896)	(199,647)
Unvested shares	(1,042)	(1,157)	(1,200)
Undistributed earnings (loss)	$(157,381)	$(196,631)	$203,950
Basic weighted-average shares outstanding:
Common shares	150,494	155,659	160,991
Basic earnings (loss) per common share:
Distributed earnings	$1.01	$1.09	$1.24
Undistributed earnings	(1.05)	(1.26)	1.26
Basic earnings (loss) per common share	$(0.04)	$(0.17)	$2.50
Diluted weighted-average shares outstanding:
Common shares	150,494	155,659	160,991
Net effect of dilutive warrants (1)	—	—	—
	150,494	155,659	160,991
Diluted earnings (loss) per common share:
Distributed earnings	$1.01	$1.09	$1.24
Undistributed earnings	(1.05)	(1.26)	1.26
Diluted earnings (loss) per common share	$(0.04)	$(0.17)	$2.50

__________________

(1)
For the years ended December 31, 2016, 2015 and 2014, the Company had an aggregate of zero, 131,088 and 131,088 stock options outstanding, respectively, with a weighted-average exercise price of $30.00 that were not included in the calculation of EPS as they were out of the money.

10. SHARE-BASED COMPENSATION
The Company adopted Incentive Compensation Plans in 2016 ("2016 Plan"), 2015 ("2015 Plan") and 2014 ("2014 Plan") (collectively, the "Bonus Plans"). Pursuant to the Bonus Plans the Company pays discretionary bonus awards ("Bonus Awards") to eligible employees. The amount of each employee's Bonus Award is calculated at the discretion of the Compensation Committee of the board of directors (the "Compensation Committee") after consideration of the Company's performance and the employee's bonus target and performance for the applicable fiscal year. The Compensation Committee has discretion to determine the total amount to be awarded, and, subject to certain restrictions under the Bonus Plans, it also has discretion to determine the portion of each award that will be paid in cash versus shares of restricted common stock of the Company.
On May 10, 2013, the Company's stockholders approved the 2013 Equity Incentive Plan (the "Equity Incentive Plan") that provides for the grant of non-qualified common stock options, stock appreciation rights, restricted common stock and other share-based awards. As of December 31, 2016, the Company has only granted restricted common stock pursuant to the Equity Inventive Plan. The Compensation Committee administers the Equity Incentive Plan. Awards under the Equity Incentive Plan may be granted to the Company's directors, executive officers and employees and other service providers. The Equity Incentive Plan authorizes a total of 8,500,000 shares that may be used to satisfy awards under the plan. As of December 31, 2016 and 2015, the remaining shares to be granted under the Equity Incentive Plan were 7,208,995 and 7,569,216, respectively.
Restricted common stock granted to non-employee directors prior to January 1, 2014 vested over a one-year period. Effective January 1, 2014, all restricted common stock granted to non-employee directors, including the restricted common stock granted on January 2, 2014, vests at the end of the quarter in which it is granted.
For the year ended December 31, 2016, the Compensation Committee elected to award the Company's employees an aggregate of $5.7 million in Bonus Awards under the 2016 Plan. Approximately $3.4 million of this amount was accrued as of December 31, 2016. The remaining $2.3 million will be paid in shares of restricted common stock to be granted in 2017, with $2.1 million and $0.2 million vesting over a five-year and three-year period, respectively.
For the year ended December 31, 2015, the Compensation Committee elected to award the Company's employees an aggregate of $4.7 million in Bonus Awards under the 2015 Plan. Approximately $2.7 million of the aggregate Bonus Award amount was accrued during the fiscal year ended December 31, 2015. The remaining $2.0 million was paid in shares of restricted common stock granted in 2016, with $1.7 million and $0.3 million vesting over a five-year and three-year period, respectively.
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
The following table summarizes restricted common stock transactions for the years ended December 31, 2016, 2015 and 2014:

Years ended December 31, 2014, 2015 and 2016	Officers and Employees(1)	Directors	Total
Unvested Restricted Common Stock as of December 31, 2013	719,627	44,765	764,392
Granted (Weighted-average grant date fair value $8.54)	374,634	64,781	439,415
Canceled/Forfeited	(67,102)	—	(67,102)
Vested	(206,360)	(90,244)	(296,604)
Unvested Restricted Common Stock as of December 31, 2014	820,799	19,302	840,101
Granted (Weighted-average grant date fair value $8.66)	417,415	86,081	503,496
Canceled/Forfeited	(21,800)	—	(21,800)
Vested	(240,685)	(82,623)	(323,308)
Unvested Restricted Common Stock as of December 31, 2015	975,729	22,760	998,489
Granted (Weighted-average grant date fair value $7.64)	312,853	84,600	397,453
Canceled/Forfeited	—	—	—
Vested	(292,908)	(87,936)	(380,844)
Unvested Restricted Common Stock as of December 31, 2016	995,674	19,424	1,015,098
______________

(1)	Include grants to the Company's executive officers and certain officers and employees of its external manager prior to September 1, 2011.

Unrecognized compensation cost related to unvested restricted common stock granted as of December 31, 2016 and 2015 was $6.2 million and $7.1 million, respectively, assuming no forfeitures due to the small number of employees and historical employee attrition. The total fair value of restricted common stock awards vested during the years ended December 31, 2016, 2015 and 2014 were $2.9 million, $2.7 million and $3.0 million, respectively, based upon the fair market value of the Company's common stock on the grant date.
There were no common stock options granted during the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016 there were no common stock options outstanding. As of December 31, 2015 and 2014, there were 131,088 options outstanding, all of which were vested and exercisable, with a weighted-average exercise price of $30.00, an expiration date of February 2016 and a fair value of $0.00 per option.
The components of share-based compensation expense for each period were as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Restricted shares granted to officers and employees(1)	$3,314	$3,320	$3,811
Restricted shares granted to certain directors	681	701	703
Total share-based compensation expense	$3,995	$4,021	$4,514
_________

(1)	Includes grants to certain officers and employees of the Company's external manager prior to September 1, 2011.
11. INCOME TAXES
The Company has elected to be taxed as a REIT under Section 856 of the Code and intends to continue to comply with the provisions of the Code. As a REIT, the Company generally is not subject to federal or state income tax. To maintain its qualification as a REIT, the Company must distribute at least 90% of its REIT taxable income to its stockholders each year and meet certain other tests relating to assets and income. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes. Under certain circumstances, even though the Company qualifies as a REIT, federal income and excise taxes may be due on its undistributed taxable income. Except as described below, no provision for income taxes has been provided in the accompanying financial statements because the Company, as a REIT, is not subject to federal or state taxation because it has paid or will pay dividends in amounts that exceed at least 90% of its current year taxable income.
Book to tax differences primarily relate to amortization of realized losses on the termination of swap contracts, share- based compensation expense, and unrealized gain (loss) on investments and interest rate swaps and caps.

The per share tax character of the common, Series A Preferred Stock and Series B Preferred Stock distributions declared to stockholders in 2016 of $1.01, $1.9375 and $1.875, respectively, is estimated to be $0.731, $1.9375 and $1.875 ordinary income, respectively, and $0.279 return of capital to the Company's common stockholders.
The estimated federal tax cost and the tax basis components of distributable earnings were as follows (in thousands):

December 31, 2016
Cost of investments	$12,427,482
Gross gain	$61,000
Gross loss	(140,560)
Net unrealized gain (loss)	$(79,560)
Undistributed ordinary income	$—
Capital loss carryforwards	$465,786
As of December 31, 2016, the Company's estimated capital loss carryforwards available to offset future realized gains are subject to current and future limitations in accordance with Code section 382 and expire as follows (in thousands):

December 31, 2018	456,259
December 31, 2021	9,527
Total	$465,786
As of December 31, 2016 and 2015, the Company had no undistributed taxable income. Tax years from 2013 through 2016 remain open to examination by U.S. federal, state and local, or non-U.S. tax jurisdictions. During the year ended December 31, 2016, the Company recorded a $1.7 million non-recurring charge related to a prior period tax liability, which is recorded in General, administrative and other expenses in the Consolidated Statements of Operations. No other income tax provision was recorded for the Company's open tax years.
12. COMMITMENTS AND CONTINGENCIES
The Company enters into certain agreements that contain a variety of indemnifications, principally with broker-dealers. As of December 31, 2016 and December 31, 2015, no claims have been asserted against the Company under these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2016 and December 31, 2015.
The Company occupied leased office space for which the term expired on June 30, 2016. The rental expense for the year ended December 31, 2016, 2015 and 2014 was $0.5 million, $0.3 million and $0.3 million, respectively. In September 2015, the Company entered into a new lease agreement with a commencement date of January 1, 2016, and an estimated rent commencement date of July 1, 2016 (the "New Lease"). The New Lease has an initial term of 84 months from the rent commencement date. Both leases have been classified as operating leases. The Company's aggregate future minimum lease payments total approximately $2.5 million.  The following table details the company's operating lease payments (in thousands):

Years Ending December 31,	Lease Commitments
2017	353
2018	363
2019	373
2020	383
2021	393
Thereafter	606
$2,471

13. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK OR CONCENTRATIONS OF CREDIT RISK
We may seek to obtain other sources of financing depending on market conditions. We may finance the acquisition of agency RMBS by entering into TBA dollar roll transactions in which we would sell a TBA contract for current month settlement and simultaneously purchase a similar TBA contract for a forward settlement date. Prior to the forward settlement date, we may choose to roll the position out to a later date by entering into an offsetting TBA position, net settling the paired-

off positions for cash, and simultaneously entering into a similar TBA contract for a later settlement date. In such transactions, the TBA contract purchased for a forward settlement date is priced at a discount to the TBA contract sold for settlement/pair off in the current month.
The Company is subject to credit risk associated with counterparty nonperformance on repurchase agreements. The Company's exposure to credit risk associated with counterparty nonperformance on repurchase agreements is limited to the difference between the borrowings under repurchase agreements plus any accrued interest, minus the fair value of collateral pledge plus any accrued interest. Counterparty nonperformance on these transactions could have a material adverse effect on the Company's financial condition.
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
The Company enters into derivative transactions with counterparties as hedges of interest rate exposure and in the course of investing. The notional amounts of the swap and cap contracts do not represent the Company's risk of loss due to counterparty nonperformance. The Company's exposure to credit risk associated with counterparty nonperformance on swap or cap contracts is limited to the difference between the fair value of the swap or cap, plus any accrued interest, minus the fair value of collateral pledged plus any accrued interest. Our swap agreements are privately negotiated in the OTC market, with swap agreements entered into subsequent to May 2013 subject to central clearing through a registered commodities exchange ("centrally cleared swaps"). In the case of centrally cleared swaps, we could be exposed to credit risk if the central clearing exchange or clearing member defaults on its respective obligation to perform under the contract. However, we believe the risk is minimal due to the clearing exchanges' initial and daily mark-to-market margin requirements and guarantee funds and other resources that are available in the event of a clearing member default.
The Company is subject to interest rate risk. Generally, the value of fixed income securities will change inversely with changes in interest rates. As interest rates rise, the market value of fixed income securities tends to decrease. Conversely, as interest rates fall, the market value of fixed income securities tends to increase.
14. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
(in thousands except per share numbers)	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total interest income	$68,568	$69,661	$74,857	$81,451
Total interest expense	20,168	17,479	18,687	17,945
Net interest income	48,400	52,182	56,170	63,506
Other income (loss):
Net realized gain (loss) on investments	(36,253)	18,155	36,359	1,202
Net unrealized gain (loss) on investments	(287,161)	(36,540)	28,915	162,286
Net unrealized gain (loss) on FHLBC Advances	—	—	(448)	(851)
Other income	203	308	387	463
Net realized and unrealized gain (loss) on investments, FHLBC Advances and other income	(323,211)	(18,077)	65,213	163,100
Swap and cap interest expense	(10,128)	(12,493)	(14,779)	(18,398)
Net realized and unrealized gain (loss) on derivative instruments	109,951	63,625	(44,535)	(140,524)
Net gain (loss) on derivative instruments	$99,823	$51,132	$(59,314)	$(158,922)
Total other income (loss)	$(223,388)	$33,055	$5,899	$4,178
Total expenses	5,172	6,227	5,859	6,353
Net income (loss)	(180,160)	79,010	56,210	61,331
Dividend on preferred shares	(5,203)	(5,203)	(5,203)	(5,203)
Net income (loss) available to common stockholders	$(185,363)	$73,807	$51,007	$56,128

Net income (loss) per common share basic & diluted	$(1.23)	$0.49	$0.34	$0.37

	Three Months Ended
(in thousands except per share numbers)	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total interest income	$85,831	$83,982	$80,532	$80,850
Total interest expense	13,964	12,261	10,262	9,642
Net interest income	71,867	71,721	70,270	71,208
Other income (loss):
Net realized gain (loss) on investments	(3,704)	(10,332)	9,435	18,253
Net unrealized gain (loss) on investments	(134,708)	106,154	(176,899)	75,689
Net unrealized gain (loss) on FHLBC Advances	2,036	(726)	(11)	—
Other income	409	300	118	40
Net realized and unrealized gain (loss) on derivative instruments	$(135,967)	$95,396	$(167,357)	$93,982
Swap and cap interest expense	(22,969)	(24,681)	(24,992)	(27,468)
Net realized and unrealized gain (loss) on derivative instruments	91,986	(100,597)	31,047	(77,368)
Net gain (loss) on derivative instruments	$69,017	$(125,278)	$6,055	$(104,836)
Total other income (loss)	$(66,950)	$(29,882)	$(161,302)	$(10,854)
Total expenses	3,269	5,812	6,005	5,757
Net income (loss)	1,648	36,027	(97,037)	54,597
Dividend on preferred shares	(5,204)	(5,203)	(5,203)	(5,203)
Net income (loss) available to common stockholders	$(3,556)	$30,824	$(102,240)	$49,394
Net income (loss) per common share basic & diluted	$(0.02)	$0.20	$(0.66)	$0.31
15. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through February 17, 2017, the date these financial statements were issued, and determined that there have not been any events that have occurred from the date of the financial statements through February 17, 2017 that would require adjustments to or disclosures in the consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYS INVESTMENTS, INC.

Dated: February 17, 2017	BY:	/s/ KEVIN E. GRANT
Kevin E. Grant
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Signature	Title	Date

/s/ KEVIN E. GRANT	Chief Executive Officer, President; Director; Chairman of the Board (Principal Executive Officer)	February 17, 2017
Kevin E. Grant

/s/ JACK DECICCO	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 17, 2017
Jack DeCicco, CPA

/s/ TANYA S. BEDER	Director	February 17, 2017
Tanya S. Beder

/s/ KAREN HAMMOND	Director	February 17, 2017
Karen Hammond

/s/ JEFFREY P. HUGHES	Director	February 17, 2017
Jeffrey P. Hughes

/s/ STEPHEN P. JONAS	Director	February 17, 2017
Stephen P. Jonas

/s/ RAYMOND A. REDLINGSHAFER	Director	February 17, 2017
Raymond A. Redlingshafer

/s/ DALE A. REISS	Director	February 17, 2017
Dale A. Reiss

/s/ JAMES A. STERN	Director	February 17, 2017
James A. Stern

/s/ DAVID A. TYSON, PHD	Director	February 17, 2017
David A. Tyson, PhD