Form 10-Q
period 2017-03-31
CYS Investments, Inc.
filed 2017-04-21
CIK 1396446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
__________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or a an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	April 21, 2017
Common Stock ($0.01 par value)	151,729,528

PART I. Financial Information
Item 1.         Financial Statements
CYS INVESTMENTS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars and shares in thousands)

	March 31, 2017	December 31, 2016*
	(Unaudited)
Assets:
Cash and cash equivalents	$584	$1,260
Investments in securities, at fair value:
Agency mortgage-backed securities (including pledged assets of $9,482,227 and $10,233,165, respectively)	11,011,163	12,599,045
U.S. Treasury securities (including pledged assets of $26,334 and $44,469, respectively)	49,688	49,686
Receivable for securities sold and principal repayments	573	409,849
Receivable for cash pledged as collateral	—	600
Interest receivable	31,401	31,825
Derivative assets, at fair value	136,552	142,556
Other investments	8,028	8,028
Other assets	2,929	2,419
Total assets	$11,240,918	$13,245,268
Liabilities and stockholders' equity:
Liabilities:
Repurchase agreements	$9,015,594	$9,691,544
Payable for securities purchased	524,482	1,881,963
Payable for cash received as collateral	101,819	91,503
Accrued interest payable	25,457	27,908
Accrued expenses and other liabilities	3,559	6,170
Dividends payable	42,337	4,410
Derivative liabilities, at fair value	—	6,051
Total liabilities	$9,713,248	$11,709,549
Stockholders' equity:
Preferred Stock, $0.01 par value, 50,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock, (3,000 shares issued and outstanding, respectively, $75,000 in aggregate liquidation preference)	$72,369	$72,369
7.50% Series B Cumulative Redeemable Preferred Stock, (8,000 shares issued and outstanding, respectively, $200,000 in aggregate liquidation preference)	193,531	193,531
Common Stock, $0.01 par value, 500,000 shares authorized (151,708 and 151,435 shares issued and outstanding, respectively)	1,517	1,514
Additional paid in capital	1,945,966	1,944,908
Retained earnings (accumulated deficit)	(685,713)	(676,603)
Total stockholders' equity	$1,527,670	$1,535,719
Total liabilities and stockholders' equity	$11,240,918	$13,245,268
* Derived from audited consolidated financial statements.
See Notes to consolidated financial statements (unaudited).

CYS INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Interest income:
Agency RMBS	$73,227	$81,323
Other	86	128
Total interest income	73,313	81,451
Interest expense:
Repurchase agreements	21,221	15,886
FHLBC Advances	—	2,059
Total interest expense	21,221	17,945
Net interest income	52,092	63,506
Other income (loss):
Net realized gain (loss) on investments	(66,044)	1,202
Net unrealized gain (loss) on investments	63,478	162,286
Net unrealized gain (loss) on FHLBC Advances	—	(851)
Other income	47	463
Net realized and unrealized gain (loss) on investments, FHLBC Advances and other income	(2,519)	163,100
Swap and cap interest expense	(8,327)	(18,398)
Net realized and unrealized gain (loss) on derivative instruments	(1,012)	(140,524)
Net gain (loss) on derivative instruments	(9,339)	(158,922)
Total other income (loss)	(11,858)	4,178
Expenses:
Compensation and benefits	3,776	3,865
General, administrative and other	2,438	2,488
Total expenses	6,214	6,353
Net income (loss)	$34,020	$61,331
Dividends on preferred stock	(5,203)	(5,203)
Net income (loss) available to common stockholders	$28,817	$56,128
Net income (loss) per common share basic & diluted	$0.19	$0.37
Dividends declared per common share	$0.25	$0.26

See Notes to consolidated financial statements (unaudited).

CYS INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(dollars in thousands)

	Cumulative Redeemable Preferred Stock
	Series A	Series B	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2015	$72,369	$193,531	$1,517	$1,946,419	$(519,222)	$1,694,614
Net income (loss)	—	—	—	—	61,331	61,331
Issuance of common stock	—	—	3	(3)	—	—
Amortization of share based compensation	—	—	—	979	—	979
Repurchase and cancellation of common stock	—	—	(5)	(4,218)	—	(4,223)
Preferred dividends	—	—	—	—	(5,203)	(5,203)
Common dividends	—	—	—	—	(39,399)	(39,399)
Balance, March 31, 2016	$72,369	$193,531	$1,515	$1,943,177	$(502,493)	$1,708,099

Balance, December 31, 2016	$72,369	$193,531	$1,514	$1,944,908	$(676,603)	$1,535,719
Net income (loss)	—	—	—	—	34,020	34,020
Issuance of common stock	—	—	3	(3)	—	—
Amortization of share-based compensation	—	—	—	1,408	—	1,408
Repurchase and cancellation of common stock	—	—	—	(347)	—	(347)
Preferred dividends	—	—	—	—	(5,203)	(5,203)
Common dividends	—	—	—	—	(37,927)	(37,927)
Balance, March 31, 2017	$72,369	$193,531	$1,517	$1,945,966	$(685,713)	$1,527,670

See Notes to consolidated financial statements (unaudited).

CYS INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$34,020	$61,331
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of share-based compensation	1,408	979
Amortization of premiums and discounts on investment securities	14,514	15,869
Amortization of premiums on interest rate cap contracts	4,375	4,375
Net realized (gain) loss on investments	66,044	(1,202)
Net unrealized (gain) loss on investments	(63,478)	(162,286)
Net realized and unrealized (gain) loss on derivative instruments	(4,422)	129,411
Net unrealized (gain) loss on FHLBC Advances	—	851
Change in assets and liabilities:
Interest receivable	424	530
Other assets	(510)	(168)
Accrued interest payable	(2,451)	(12,568)
Accrued expenses and other liabilities	(2,611)	(970)
Net cash provided by (used in) operating activities	47,313	36,152
Cash flows from investing activities:
Purchase of available-for-sale investment securities	(2,292,124)	(1,468,196)
Proceeds from sale of available-for-sale investment securities	3,532,448	1,382,390
Proceeds from sale of other investments	—	16,000
Proceeds from paydowns of available-for-sale investment securities	330,476	348,459
Change in assets and liabilities:
Receivable for securities sold and principal repayments	409,276	1,083,258
Receivable for cash pledged as collateral	600	(63,346)
Payable for securities purchased	(1,357,481)	(538,811)
Payable for cash received as collateral	10,316	(9,393)
Net cash provided by (used in) investing activities	633,511	750,361
Cash flows from financing activities:
Proceeds from repurchase agreements	37,052,807	23,794,322
Repayments of repurchase agreements	(37,728,757)	(23,125,129)
Proceeds from FHLBC Advances	—	2,175,000
Repayments of FHLBC Advances	—	(3,625,000)
Net payments from repurchase of common stock	(347)	(4,223)
Dividends paid	(5,203)	(5,203)
Net cash provided by (used in) financing activities	(681,500)	(790,233)
Net increase (decrease) in cash and cash equivalents	(676)	(3,720)
Cash and cash equivalents - Beginning of period	1,260	9,982
Cash and cash equivalents - End of period	$584	$6,262
Supplemental disclosures of cash flow information:
Interest paid (excluding interest paid on interest rate swaps)	$23,789	$19,328
Net interest paid on interest rate swaps	$3,835	$25,207
Income taxes paid	$—	$—
Supplemental disclosures of non-cash flow information:
Dividends declared, not paid	$42,337	$43,809
See Notes to consolidated financial statements (unaudited).

CYS INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017
These footnotes to our accompanying unaudited consolidated financial statements in this interim report should be read in conjunction with the footnotes to our Annual Report on Form 10-K, filed with the SEC on February 17, 2017 (the "2016 Annual Report").
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
In March 2015, our wholly-owned captive insurance subsidiary, CYS Insurance Services, LLC ("CYS Insurance"), was granted membership in the Federal Home Loan Bank ("FHLB") system, specifically in the FHLB of Cincinnati ("FHLBC"). Membership in the FHLBC obligates CYS Insurance to purchase FHLBC membership stock and activity stock, the latter being a percentage of the advances it obtains from the FHLBC. CYS Insurance seeks both short and long-term advances (collectively, "FHLBC Advances") from the FHLBC. On January 12, 2016, the Federal Housing Finance Agency ("FHFA") issued a final rule (the "Final Rule") amending its regulations governing FHLB Membership criteria for captive insurance companies. The Final Rule defines "insurance company" to exclude "captive insurers". Under this Final Rule, which became effective on February 19, 2016, CYS Insurance's membership in the FHLBC was required to be terminated within one year of the effective date and it was not permitted to secure any new advances. As a result, all FHLBC Advances were required to be repaid no later than February 19, 2017. The Company repaid all outstanding FHLBC Advances prior to September 30, 2016, and CYS Insurance's membership in the FHLBC was terminated on February 19, 2017.
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the instructions to the Securities and Exchange Commission ("SEC") Form 10-Q and Article 10, Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2016, included in the 2016 Annual Report. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.
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

Reclassification
Prior to January 1, 2016, Short-term and Long-term FHLBC Advances were presented and disclosed separately on the consolidated balance sheet and interest expense on all FHLBC Advances was reported in the aggregate with interest expense on repurchase agreements.  Effective January 1, 2016, Short-term and Long-Term FHLBC Advances are presented on the balance sheet and disclosed in the aggregate, while interest expense on FHLBC Advances is reported separately from interest expense on repurchase agreements.  Prior periods have been reclassified to conform to the current period presentation.
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
Investments in Securities
The Company's investment securities are accounted for in accordance with the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") 320-Investments-Debt and Equity Securities. These investments meet the requirements to be classified as available-for-sale under ASC 320. Therefore, our investment securities are recorded at fair market value on the consolidated balance sheets. The Company has chosen to make a fair value election pursuant to ASC 825-Financial Instruments for its securities. Electing the fair value option requires the Company to record changes in the fair value of investments in the Consolidated Statement of Operations as a component of net unrealized gain (loss) on investments, which in management’s view more appropriately reflects the results of operations for a particular reporting period as all securities activities will be recorded in a similar manner.
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
Forward Settling Transactions
The Company engages in forward settling transactions to purchase or sell certain securities. Agency RMBS may include forward contracts for Agency RMBS purchases or sales of specified pools on a to-be-announced basis ("TBA Securities") that meet the regular-way scope exception in ASC 815-Derivatives and Hedging ("ASC 815"), and are recorded on a trade date basis to the extent it is probable that we will take or make timely physical delivery of the related securities. The Company maintains security positions such that sufficiently liquid assets will be available to make payment on the settlement date for securities purchased. The Agency RMBS purchased at the forward settlement date are typically priced at a discount to securities for settlement in the current month. Securities purchased on a forward settling basis are carried at fair value and begin earning interest on the settlement date. Gains or losses may occur on these transactions due to changes in market conditions or the failure of counterparties to perform under the contract.
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
Interest Income
We record interest income and expense on an accrual basis. We accrue interest income based on the outstanding principal amount of the settled securities in our portfolio and their contractual terms. We amortize premiums and discounts using the effective interest method as prepayments occur, and this net amortization is either a reduction of or accretive to interest income from Agency RMBS in the accompanying Consolidated Statements of Operations. The Company does not estimate prepayments when calculating the yield to maturity on Agency RMBS.

Other Investments
CYS Insurance was a member of, and owns capital stock in, the FHLBC. As a condition of its membership in the FHLBC, CYS Insurance was required to maintain FHLBC stock, both for membership and for the level of advances from the FHLBC to CYS Insurance. The Company accounts for its investment in FHLBC stock as a cost method investment in "Other investments" in the accompanying consolidated balance sheets in accordance with ASC 325, Investments - Other. The Company periodically evaluates FHLBC stock for impairment in accordance with ASC 320-Investments-Debt and Equity Securities. Also included in other investments is a net investment in real estate that is recorded at fair value, inclusive of $3.8 million of corresponding mortgage debt, with changes in estimated fair value recognized in the accompanying Consolidated Statements of Operations.
Repurchase Agreements and FHLBC Advances
Prior to the Final Rule effective date of February 19, 2016, which precluded the Company from securing new FHLBC Advances, we entered into FHLBC Advances that may have an initial maturity of more than one year that were collateralized by the Company's Agency RMBS and U.S. Treasuries (collectively, "Debt Securities"). The Company chose to make a fair value election pursuant to ASC 825-Financial Instruments for FHLBC Advances with initial terms greater than one year and, therefore, this debt was recorded at fair market value in the accompanying consolidated balance sheets. The unpaid principal balance of FHLBC Advances with initial maturities less than one year generally approximated fair value due to the short-term nature of the instruments. We priced FHLBC Advances with an initial maturity greater than one year daily through a pricing service that uses a discounted cash flow model to value the debt, and we periodically validated the prices we received through this process. Changes in the fair market value were recorded in current period earnings in the accompanying Consolidated Statements of Operations as a component of net unrealized gain (loss) on FHLBC Advances. Electing the fair value option permitted the Company to record changes in the fair value of FHLBC Advances along with that of our investments in the Consolidated Statements of Operations which, in management’s view, more appropriately reflects the results of operations for a particular reporting period as all income producing assets and liabilities are recognized in a consistent manner.
Borrowings under repurchase agreements ("repo borrowings") are, and FHLBC Advances were, collateralized by the Company’s Debt Securities. The Company’s repo borrowing counterparties are institutional dealers in fixed income securities and large financial institutions, and CYS Insurance's counterparty for FHLBC Advances was the FHLBC. Collateral pledged on repo borrowings is valued daily, and collateral that was pledged on FHLBC Advances was valued periodically, and our counterparties (including the FHLBC) may require posting of additional collateral when the fair value of pledged collateral declines. Repo borrowing counterparties have, and the FHLBC had, the right to sell or repledge collateral pledged under repo borrowings and FHLBC Advances.
We account for our repo borrowings as short-term indebtedness under ASC 470-Debt; accordingly, these short-term instruments are reflected in our financial statements at their amortized cost, which approximates fair value due to their short-term nature.
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
During the term of a swap or cap, the Company makes and/or receives periodic payments and records unrealized gains or losses as a result of marking the swap or cap to fair value. When the Company terminates a swap or cap, we record a realized gain or loss equal to the difference between the proceeds from (or the cost of) closing the transaction and the Company's cost basis in the contract, if any. We report the periodic payments and amortization of premiums on cap contracts under swap and cap interest expense in the accompanying Consolidated Statements of Operations. Swaps involve a risk that interest rates will move contrary to the Company’s expectations, thereby increasing the Company’s payment obligation.
The Company's swaps and caps may be subject to a master netting arrangement ("MNA"). The Company is exposed to credit loss in the event of non-performance by the counterparty to the swap or cap, limited to the fair value of collateral posted in excess of the fair value of the contract in a net liability position and the shortage of the fair value of collateral posted for the contract in a net asset position. As of March 31, 2017 and December 31, 2016, the Company did not anticipate non-performance by any counterparty. Should interest rates move contrary to the Company's expectations, the Company may not achieve the anticipated benefits of the interest rate swap or cap and may realize a loss.

While the Company's derivative agreements generally permit netting or setting-off derivative assets and liabilities with the counterparty, the Company reports derivative assets and liabilities on a gross basis in the accompanying consolidated balance sheets. Derivatives are accounted for in accordance with ASC 815 which requires recognition of all derivatives as either assets or liabilities at fair value in the accompanying consolidated balance sheets with changes in fair value recognized in the accompanying Consolidated Statements of Operations in "Net realized and unrealized gain (loss) on derivative instruments". Cash receipts and payments related to derivative instruments are classified in the accompanying Consolidated Statements of Cash Flows in accordance with U.S. GAAP in both the operating and investing activities sections.

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
Leases
The Company occupies leased office space. The Company’s lease is accounted for in accordance with ASC 840-Leases, and is classified as an operating lease. Rent expense is amortized on a straight-line basis over the lease term and is included in "General, administrative and other expense" in the accompanying Consolidated Statements of Operations.
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

Recent Accounting Pronouncements
The following table provides a brief description of recent accounting pronouncements that could potentially impact the Company's unaudited consolidated financial statements:

Accounting Standard	Description	Required Date of Adoption	Anticipated Effect on the Financial Statements
ASU 2017-05 Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

On February 22, 2017, the FASB issued ASU 2017-05, which clarifies the scope of the Board’s recently established guidance on nonfinancial asset derecognition (ASC 610-20) as well as the accounting for partial sales of nonfinancial assets. The ASU conforms the derecognition guidance on nonfinancial assets with the model for transactions in the new revenue standard (ASC 606, as amended).

The FASB issued the ASU in response to stakeholder feedback indicating that (1) the meaning of the term “in-substance nonfinancial asset” is unclear because the Board’s new revenue standard does not define it and (2) the scope of the guidance on nonfinancial assets is confusing and complex and does not specify how a partial sales transaction should be accounted for or which model entities should apply.

January 1, 2018. The effective date of the new guidance aligns with the requirements in the new revenue standard. If the entity decides to early adopt the ASU’s guidance, it must also early adopt ASC 606-Revenue from Contracts with Customers (and vice versa).
Not expected to have a significant impact on the consolidated financial statements.
ASU 2017-01 Business Combinations (Topic 805) Clarifying the Definition of a Business
On January 5, 2017, the FASB issued ASU 2017-01 to clarify the definition of a business in ASC 805. The FASB issued the ASU in response to stakeholder feedback that the definition of a business in ASC 805 is being applied too broadly. In addition, stakeholders said that analyzing transactions under the current definition is difficult and costly. Concerns about the definition of a business were among the primary issues raised in connection with the Financial Accounting Foundation’s post-implementation review report on FASB Statement No. 141(R), Business Combinations (codified in ASC 805). The amendments in the ASU are intended to make application of the guidance more consistent and cost-efficient. Real estate is less likely to be a "business" which will lead to more capitalization of transaction costs-vs-expensing.
		January 1, 2018 (early adoption permitted).	Not expected to have a significant impact on the consolidated financial statements.

Accounting Standard	Description	Required Date of Adoption	Anticipated Effect on the Financial Statements
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

January 1, 2018 (early adoption is permitted). Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively if retrospective application would be impracticable.
Not expected to have a significant impact on the consolidated financial statements.
ASU 2016-02 Leases (Topic 842)	The amendments require lessees to recognize a right-of-use asset and a liability to make lease payments in the balance sheets for most leases. The accounting for lessors is largely unchanged.	January 1, 2019 (early adoption permitted).	Not expected to have a significant impact on the consolidated financial statements.
ASU 2016-01 Financial Instruments - Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities	The amendments address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.	January 1, 2018 (early adoption permitted for a provision related to presentation of instrument-specific credit risk of liabilities accounted for under the fair value option).	Not expected to have a significant impact on the consolidated financial statements.

3. INVESTMENTS IN SECURITIES
The available-for-sale portfolio consisted of the following as of March 31, 2017 and December 31, 2016 (in thousands):

March 31, 2017
Asset Type	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Fannie Mae Certificates
Fixed Rate	$8,365,820	$(42,425)	$33,841	$8,357,236
ARMs	225,827	(1,041)	1,441	226,227
Total Fannie Mae	8,591,647	(43,466)	35,282	8,583,463
Freddie Mac Certificates
Fixed Rate	2,392,522	(30,559)	7,726	2,369,689
ARMs	23,100	(80)	572	23,592
Total Freddie Mac	2,415,622	(30,639)	8,298	2,393,281
Ginnie Mae Certificates
Fixed Rate	1,843	(57)	—	1,786
ARMs	32,304	—	329	32,633
Ginnie Mae Certificates - ARMs	34,147	(57)	329	34,419
Total Agency RMBS	11,041,416	(74,162)	43,909	11,011,163
U.S. Treasuries	49,960	(272)	—	49,688
Total	$11,091,376	$(74,434)	$43,909	$11,060,851

December 31, 2016
Asset Type	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Fannie Mae Certificates
Fixed Rate	$9,505,262	$(81,783)	$36,622	$9,460,101
ARMs	301,029	(2,668)	1,571	299,932
Total Fannie Mae	9,806,291	(84,451)	38,193	9,760,033
Freddie Mac Certificates
Fixed Rate	2,799,604	(55,624)	7,659	2,751,639
ARMs	50,641	(514)	606	50,733
Total Freddie Mac	2,850,245	(56,138)	8,265	2,802,372
Ginnie Mae Certificates
Fixed Rate	1,856	(54)	—	1,802
ARMs	34,390	—	448	34,838
Total Ginnie Mae	36,246	(54)	448	36,640
Total Agency RMBS	12,692,782	(140,643)	46,906	12,599,045
U.S. Treasuries	49,952	(266)	—	49,686
Total	$12,742,734	$(140,909)	$46,906	$12,648,731
The following table presents the gross unrealized loss and fair values of our available-for-sale investments by length of time that such securities have been in a continuous unrealized loss position as of March 31, 2017 and December 31, 2016 (in thousands):

	Unrealized loss positions for
	Less than 12 Months		Greater than 12 months		Total
As of	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
March 31, 2017	$7,048,303	$(74,434)	$—	$—	$7,048,303	$(74,434)
December 31, 2016	9,264,265	(140,909)	—	—	9,264,265	(140,909)
The following table summarizes the Company’s available-for-sale investments as of March 31, 2017 and December 31, 2016, according to their weighted-average loan age classifications:

	March 31, 2017		December 31, 2016
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$6,118,231	$6,162,987	$5,421,799	$5,524,456
Greater than one year through five years	4,106,344	4,113,412	6,415,988	6,431,065
Greater than five years through ten years	836,276	814,977	810,944	787,213
Greater than ten years	—	—	—	—
Total	$11,060,851	$11,091,376	$12,648,731	$12,742,734

The following table summarizes the Company’s available-for-sale investments as of March 31, 2017 and December 31, 2016, according to their estimated remaining weighted-average maturity classifications:

	March 31, 2017		December 31, 2016
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$—	$—	$—	$—
Greater than one year through five years	3,231,229	3,208,100	3,765,037	3,744,614
Greater than five years through ten years	7,810,395	7,863,794	8,864,309	8,978,537
Greater than ten years	19,227	19,482	19,385	19,583
Total	$11,060,851	$11,091,376	$12,648,731	$12,742,734
The following table summarizes our net realized gain (loss) from the sale of available-for-sale investments for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Available-for-sale investments, at cost	$3,598,492	$1,397,188
Proceeds from sale of available-for-sale investments	3,532,448	1,398,390
Net realized gain (loss) on sale of available-for-sale investments	$(66,044)	$1,202

Gross gain on sale of available-for-sale investments	$8,603	$5,383
Gross (loss) on sale of available-for-sale investments	(74,647)	(4,181)
Net realized gain (loss) on sale of available-for-sale investments	$(66,044)	$1,202
The components of the carrying value of available-for-sale securities at March 31, 2017 and December 31, 2016 are presented below. A premium purchase price is generally due to the average coupon interest rates on these investments being higher than prevailing market rates; similarly, a discount purchase price is generally due to the average coupon interest rate on these investments being lower than prevailing market rates.

(in thousands)	March 31, 2017	December 31, 2016
Principal balance	$10,729,666	$12,285,204
Unamortized premium	361,829	458,709
Unamortized discount	(119)	(1,179)
Gross unrealized gains	43,909	46,906
Gross unrealized losses	(74,434)	(140,909)
Fair value	$11,060,851	$12,648,731
As of March 31, 2017, the weighted-average coupon interest rate on the Company's Agency RMBS and U.S. Treasuries was 3.43% and 0.63%, respectively. As of December 31, 2016, the weighted-average coupon interest rate on the Company's Agency RMBS and U.S. Treasuries was 3.37% and 0.63%, respectively. Actual maturities of Agency RMBS are generally shorter than their stated contractual maturities (which range up to 30 years), because they are affected by the contractual lives of the underlying mortgages, periodic payments and principal prepayments.
Credit Risk
The Company believes it has minimal exposure to credit losses on its investment securities at March 31, 2017 and December 31, 2016 because it principally owns Debt Securities. Principal and interest payments on Agency RMBS are guaranteed by Freddie Mac and Fannie Mae, while principal and interest payments on Ginnie Mae RMBS and U.S. Treasuries are backed by the full faith and credit of the U.S. government. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. On August 5, 2011, Standard & Poor's ("S&P") downgraded the U.S. government's credit rating for the first time to AA+. Fitch Ratings Inc. ("Fitch") announced on October 15, 2013 that it had placed the U.S. government's credit rating on "negative watch". Fitch changed this negative watch to "stable" on March 21, 2014 and has maintained a stable outlook since that time.

As of March 31, 2017, S&P has maintained its AA+ rating for the U.S. government, while Fitch and Moody's rated the U.S. government AAA and Aaa, respectively. Since Fannie Mae and Freddie Mac are in U.S. government conservatorship, the implied credit ratings of Agency RMBS are similarly rated. While the conservatorship, ratings downgrade and ratings watch appear not to have had a significant impact on the fair value of the Agency RMBS or U.S. Treasuries in the Company’s portfolio, these developments create a modest level of uncertainty regarding the credit risk of Debt Securities.
4. DERIVATIVE INSTRUMENTS
The Company enters into swaps and caps with the intent of managing our interest rate exposure. The Company did not enter into any new, nor did it open or terminate any existing swaps or caps for the three months ended March 31, 2017. The Company had the following activity in interest rate swap and cap transactions during the three months ended March 31, 2017 and 2016 (in thousands):

March 31, 2017			March 31, 2016
Trade Date	Transaction	Notional	Trade Date	Transaction	Notional
N/A	N/A	$—	January 2016	Terminated	$(500,000)
As of March 31, 2017 and December 31, 2016, the Company had pledged Debt Securities with a fair value of $51.2 million and $72.5 million, respectively, as collateral on swaps and caps. As of March 31, 2017 and December 31, 2016, the Company had no cash pledged as collateral on swaps and caps. As of March 31, 2017, the Company had Agency RMBS and U.S. Treasuries of $21.2 million and cash of $99.7 million pledged to it as collateral for its derivative instruments. As of December 31, 2016, the Company had Agency RMBS and U.S. Treasuries of $33.0 million and cash of $90.8 million pledged to it as collateral for its derivative instruments. The table below summarizes information about our derivative and other hedging instrument assets and liabilities as of March 31, 2017 and December 31, 2016 (in thousands):

		March 31, 2017		December 31, 2016
Derivative and Other Hedging Instruments - Assets	Consolidated Balance Sheets	Notional	Fair Value	Notional	Fair Value
Interest Rate Swaps	Derivative assets, at fair value	$6,450,000	$87,647	$6,450,000	$80,608
Interest Rate Caps	Derivative assets, at fair value	2,500,000	38,326	2,500,000	42,532
TBA Derivatives	Derivative assets, at fair value	1,548,200	10,579	2,417,000	19,416
Total derivative assets at fair value		$10,498,200	$136,552	$11,367,000	$142,556

Derivative and Other Hedging Instruments - Liabilities	Consolidated Balance Sheets	Notional	Fair Value	Notional	Fair Value
Interest Rate Swaps	Derivative liabilities, at fair value	$—	$—	$—	$—
Interest Rate Caps	Derivative liabilities, at fair value	—	—	—	—
TBA Derivatives	Derivative liabilities, at fair value	—	—	1,870,000	(6,051)
Total derivative liabilities at fair value		$—	$—	$1,870,000	$(6,051)
The average notional value of the Company's TBA Derivatives during the three months ended March 31, 2017 and 2016 was $1.5 billion and $1.1 billion, respectively. The average notional value of the Company's swaps and caps during the three months ended March 31, 2017 and 2016 was $9.0 billion and $10.1 billion, respectively.
The following table presents information about the net realized and unrealized gain (loss) on swap, cap and TBA Derivatives for the three months ended March 31, 2017 and 2016 (in thousands):

		Three Months Ended March 31,
Derivative Instrument Type	Location of Gain (Loss) on Derivative Instruments	2017	2016
Interest rate swaps and caps	Swap and cap interest expense	$(8,327)	$(18,398)
Interest rate swaps, caps and TBA Derivatives	Net realized and unrealized gain (loss) on derivative instruments	(1,012)	(140,524)
Interest rate swaps, caps and TBA Derivatives	Net gain (loss) on derivative instruments	$(9,339)	$(158,922)

The swap and cap notional was $9.0 billion at March 31, 2017 compared to $9.0 billion at December 31, 2016, and respectively 99.3% and 92.3% of our repo borrowings at March 31, 2017 and December 31, 2016.
5. REPURCHASE AGREEMENTS AND FHLBC ADVANCES
The Company leverages its Debt Securities portfolio primarily through repo borrowings. Each of the Company's repo borrowings bears interest at a rate based on a spread above or below the London Interbank Offered Rate ("LIBOR"). While repo borrowings are the Company's principal source of borrowings, the Company may issue long-term debt (i.e., debt with an initial term greater than one year) to diversify credit sources and to manage interest rate and duration risk.
Certain information with respect to the Company’s repo borrowings outstanding at the balance sheet dates is summarized in the table below.

(in thousands)	March 31, 2017	December 31, 2016
Outstanding repurchase agreements	$9,015,594	$9,691,544
Interest accrued thereon	$13,602	$16,170
Weighted-average borrowing rate	0.98%	0.89%
Weighted-average remaining maturity (in days)	65.8	53.3
Fair value of pledged collateral(1)	$9,453,877	$10,198,641
 __________________

(1)	Collateral for repo borrowings consists of Agency RMBS and U.S. Treasuries.
The following table presents the remaining contractual maturity of repo borrowings by collateral type as of March 31, 2017 and December 31, 2016 (in thousands):

	Remaining contractual maturity
March 31, 2017	Up to 30 days	30-90 days	Greater than 90 days	Total
Agency RMBS	$3,334,315	$4,118,444	$1,562,835	$9,015,594
Total	$3,334,315	$4,118,444	$1,562,835	$9,015,594

December 31, 2016
Agency RMBS	$4,113,286	$3,694,937	$1,883,321	$9,691,544
Total	$4,113,286	$3,694,937	$1,883,321	$9,691,544
At March 31, 2017 and December 31, 2016, our amount at risk with any individual counterparty related to our repo borrowings was less than 2.6% of stockholders' equity. The amount at risk is defined as the excess of the fair value of the securities, including accrued interest, and cash, pledged to secure the repurchase agreement, over the amount of the repurchase agreement liability adjusted for accrued interest.
Prior to the issuance of the Final Rule on January 12, 2016, pursuant to the FHLBC terms and conditions of membership and applicable credit policies, CYS Insurance was able to obtain long-term advances, secured by eligible collateral, including, but not limited to, residential mortgage-backed securities. As a direct result of the Final Rule, all FHLBC Advances were required to be repaid on or before February 19, 2017. The Company repaid all of its remaining FHLBC Advances prior to September 30, 2016.
6. PLEDGED ASSETS
Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under repo borrowings, and derivative instruments by type, including securities pledged related to securities purchased or sold but not yet settled, as of March 31, 2017 and December 31, 2016 (in thousands):

March 31, 2017
Asset Type	Repurchase Agreements	Derivative Instruments	Forward Settling Trades (TBAs)	Total
Agency RMBS - fair value	$9,462,607	$24,921	$596	$9,488,124
U.S. Treasuries - fair value	837	27,085	—	27,922
Accrued interest on pledged securities	26,235	110	3	26,348
Cash	—	—	—	—
Total	$9,489,679	$52,116	$599	$9,542,394

December 31, 2016
Asset Type	Repurchase Agreements	Derivative Instruments	Forward Settling Trades (TBAs)	Total
Agency RMBS - fair value	$10,197,244	$33,311	$2,610	$10,233,165
U.S. Treasuries - fair value	1,398	45,730	—	47,128
Accrued interest on pledged securities	27,730	87	7	27,824
Cash	—	600	—	600
Total	$10,226,372	$79,728	$2,617	$10,308,717

Assets Pledged from Counterparties
If the estimated fair value of our investment securities pledged as collateral increases due to changes in interest rates or other factors, we may require counterparties to return collateral to us, which may be in the form of identical or similar securities, or cash. As of March 31, 2017 and December 31, 2016, we had assets pledged to us as collateral under our repurchase agreements, derivative agreements and TBAs as summarized in the tables below (in thousands):

March 31, 2017
Asset Type	Repurchase Agreements	Derivative Instruments	Forward Settling Trades (TBAs)	Total
Agency RMBS - fair value	$5,457	$2,605	$—	$8,062
U.S. Treasuries - fair value	4,110	18,617	—	22,727
Accrued interest on pledged securities	32	583	—	615
Cash	—	99,699	2,121	101,820
Total	$9,599	$121,504	$2,121	$133,224

December 31, 2016
Asset Type	Repurchase Agreements	Derivative Instruments	Forward Settling Trades (TBAs)	Total
Agency RMBS - fair value	$—	$3,016	$1,293	$4,309
U.S. Treasuries - fair value	—	29,937	—	29,937
Accrued interest on pledged securities	—	1,788	4	1,792
Cash	—	90,779	724	91,503
Total	$—	$125,520	$2,021	$127,541

Cash collateral received is not restricted as to use and is recognized in "Cash and cash equivalents" with a corresponding amount recognized in "Payable for cash received as collateral" in the accompanying consolidated balance sheets. The Company's collateral received in the form of securities from counterparties is disclosed in Note 4, Derivative Instruments.
The Company’s Master Repurchase Agreements ("MRAs"), Master Securities Forward Transaction Agreements ("MSFTA") and ISDA Master Agreements ("ISDAs", and together with MRAs, the “Master Agreements”) generally provide (unless specified otherwise) that the Company may sell, pledge, rehypothecate, assign, invest, use, commingle, dispose of, or otherwise use in its business any posted collateral it holds, free from any claim or right of any nature whatsoever of the counterparty.  MSFTAs govern the considerations and factors surrounding the settlement of certain forward settling transactions, TBAs and secured borrowing transactions by and between the Company and our counterparties. As of March 31, 2017, $24.9 million of assets were pledged to the Company under the Master Agreements, of which $1.6 million were pledged by the Company to other counterparties at March 31, 2017. As of December 31, 2016, $34.2 million of assets were pledged to the Company under the Master Agreements, of which $2.7 million were pledged by the Company to other counterparties at December 31, 2016. Since title to these assets remain with the counterparty under the Master Agreements, these assets are not reflected in the accompanying consolidated balance sheets.

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
At March 31, 2017 and December 31, 2016, the Company's derivative assets and liabilities (by type) are as follows (in thousands):

March 31, 2017	Assets	Liabilities
Interest rate swap contracts	$87,647	$—
Interest rate cap contracts	38,326	—
TBA derivatives	10,579	—
Total derivative assets and liabilities	136,552	—
Derivatives not subject to a Master Netting Agreement	83,323	—
Total assets and liabilities subject to a Master Netting Agreement	$53,229	$—

December 31, 2016	Assets	Liabilities
Interest rate swap contracts	$80,608	$—
Interest rate cap contracts	42,532	—
TBA derivatives	19,416	6,051
Total derivative assets and liabilities	142,556	6,051
Derivatives not subject to a Master Netting Agreement	75,033	—
Total assets and liabilities subject to a Master Netting Agreement	$67,523	$6,051
Below are summaries of the Company's assets and liabilities subject to offsetting provisions (in thousands):

Assets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of	Description	Amount of Assets Presented in the Consolidated Balance Sheets	Instruments Available for Offset	Collateral Received(1)	Net Amount(2)
March 31, 2017	Derivative assets	$53,229	$—	$21,473	$31,756
December 31, 2016	Derivative assets	67,523	3,145	49,801	14,577

Liabilities			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of	Description	Amount of Liabilities Presented in the Consolidated Balance Sheets	Instruments Available for Offset	Collateral Pledged(1)	Net Amount(2)
March 31, 2017	Derivative liabilities	$—	$—	$—	$—
March 31, 2017	Repurchase agreements and FHLBC Advances	9,015,594	—	9,015,594	—
December 31, 2016	Derivative liabilities	6,051	3,145	2,906	—
December 31, 2016	Repurchase agreements and FHLBC Advances	9,691,544	—	9,691,544	—
______________

(1)	Collateral consists of Agency RMBS, U.S. Treasuries and Cash and cash equivalents. Excess collateral pledged is not shown for financial reporting purposes.

(2)	Net amount represents the net amount receivable (in the case of assets) and payable (in the case of liabilities) to the counterparty in the event of default.
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
Excluded from the tables below are short-term financial instruments carried in our unaudited consolidated financial statements at cost basis, which is deemed to approximate fair value, primarily due to the short duration of these instruments, including cash and cash equivalents, receivables, payables, and repo borrowings with initial terms of one year or less.
Agency RMBS and U.S. Treasuries are generally valued based on prices provided by third-party pricing services, as derived from such services' pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and ask prices, broker quotations, prices or yields of securities with similar characteristics, prepayment rates, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may also use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security.
All valuations we receive from third-party pricing services or broker quotes are non-binding. The pricing committee reviews all prices. To date, the Company has not adjusted any of the prices received from third-party pricing services or brokers. Our pricing review includes comparisons of similar market transactions, alternative third-party pricing services and broker quotes, or comparisons to a pricing model. To ensure proper classification within the fair value hierarchy in ASC 820, the Company reviews the third-party pricing services' methodologies periodically to understand whether observable or unobservable inputs are being used.
We generally value swaps and caps using prices provided by broker quotations. Such broker quotations are based on the present value of fixed and projected floating rate cash flows over the term of the swap contract. Future cash flows are discounted to present value using swap rates provided by electronic data services or by brokers.
"Other investments" is comprised of our investment in FHLBC stock and our net investment in a real estate asset at fair value, inclusive of the corresponding $3.8 million of mortgage debt at March 31, 2017 and December 31, 2016. Investment in real estate is considered to be a Level 3 asset to which we periodically apply valuation techniques and/or impairment analysis.
The following tables provide a summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis, as of March 31, 2017 and December 31, 2016 (in thousands):

March 31, 2017	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Agency RMBS	$—	$11,011,163	$—	$11,011,163
U.S. Treasuries	49,688	—	—	49,688
Derivative assets	—	136,552	—	136,552
Other investments	—	—	8,028	8,028
Total	$49,688	$11,147,715	$8,028	$11,205,431
Liabilities
Derivative liabilities	—	—	—	—
Total	$—	$—	$—	$—

December 31, 2016	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Agency RMBS	$—	$12,599,045	$—	$12,599,045
U.S. Treasuries	49,686	—	—	49,686
Derivative assets	—	142,556	—	142,556
Other investments	—	—	8,028	8,028
Total	$49,686	$12,741,601	$8,028	$12,799,315
Liabilities
FHLBC Advances	—	—	—	—
Derivative liabilities	—	6,051	—	6,051
Total	$—	$6,051	$—	$6,051
The table below presents a reconciliation of changes in Other investments classified as Level 3 and measured at fair value on a recurring basis in the accompanying consolidated balance sheets for the three months ended March 31, 2017 and 2016.

Level 3 Fair Value Reconciliation
(In thousands)	Three Months Ended March 31,
Other investments	2017	2016
Beginning balance Level 3 assets	$8,028	$8,028
Change in net unrealized gain (loss)	—	—
Gross purchases	—	—
Gross sales	—	—
Net gain (loss) on sales	—	—
Transfers into (out of) Level 3	—	—
Ending balance Level 3 assets	$8,028	$8,028

The fair value of our net investment in a real estate asset is primarily derived internally, and is based on inputs observed from sales transactions of similar assets. We also rely on available industry information about capitalization rates and expected trends in rents and occupancy in determining estimates of the fair value of real estate.  The significant unobservable input used in the fair value measurement of our net investment in real estate is the capitalization rate, which the Company estimated to be between 4.0% and 4.9% at March 31, 2017 and December 31, 2016, respectively.

8. STOCKHOLDERS' EQUITY
The Company has authorized 500,000,000 shares of common stock having par value of $0.01 per share. As of March 31, 2017 and December 31, 2016, the Company had issued and outstanding 151,707,792 and 151,434,917 shares of common stock, respectively.
The Company has authorized 50,000,000 shares of preferred stock having a par value of $0.01 per share. As of March 31, 2017 and December 31, 2016, 3,000,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock ($25.00 liquidation preference) were issued and outstanding. As of March 31, 2017 and December 31, 2016, 8,000,000 shares of 7.50% Series B Cumulative Redeemable Preferred Stock ($25.00 liquidation preference) were issued and outstanding. The Series A Preferred Stock and Series B Preferred Stock are not redeemable before August 3, 2017 and April 30, 2018, respectively, except under circumstances where it is necessary to preserve the Company's qualification as a REIT, for federal income tax purposes, or the occurrence of a change of control. On or after August 3, 2017 and April 30, 2018, the Company may, at its option, redeem any or all of the shares of the Series A Preferred Stock and Series B Preferred Stock, respectively, at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the respective redemption date. The Series A Preferred Stock and Series B Preferred Stock have no stated maturity, and are not subject to a sinking fund requirement or mandatory redemption.
Equity Offerings
On May 23, 2014, the Company filed an automatically effective shelf registration statement on Form S-3 with the SEC (the "Registration Statement"). The Company may offer and sell, from time to time, shares of common stock, preferred stock and debt securities in one or more offerings pursuant to the prospectus that is a part of the registration statement. As of March 31, 2017, the Company had not issued any shares of common stock, preferred stock or debt securities under the Registration Statement.
Dividend Reinvestment and Direct Stock Purchase Plan ("DSPP")
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of common stock by reinvesting some or all cash dividends received on shares of common stock. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the respective plan prospectus. For the three months ended March 31, 2017 and 2016 the Company did not issue any shares under the DSPP. As of March 31, 2017 and December 31, 2016, there were approximately 4.1 million shares available for issuance under the DSPP.
Share Repurchase Program
On November 15, 2012, the Company announced that its Board of Directors authorized the repurchase of shares of the Company’s common stock having an aggregate value of up to $250 million. Pursuant to this program, through July 20, 2014, the Company repurchased approximately $115.7 million in aggregate value of its shares of common stock on the open market. On July 21, 2014, the Company announced that its Board of Directors authorized the repurchase of shares of the Company's common stock having an aggregate value of up to $250 million, which included approximately $134.3 million available for repurchase under the November 2012 authorization. Subsequently, during 2014 we repurchased 172,549 shares at a weighted-average purchase price of $8.88 per share, for an aggregate purchase price of approximately $1.5 million. For the year ended December 31, 2015, the Company repurchased 10,559,493 shares at a weighted-average purchase price of $8.28 per share for an aggregate purchase price of approximately $87.7 million. For the year ended December 31, 2016, the Company repurchased 673,166 shares at a weighted-average purchase price of $7.85 per share for an aggregate purchase price of approximately $5.3 million. Accordingly, the Company was authorized to repurchase shares of its common stock of approximately $155.5 million as of December 31, 2016.
For the three months ended March 31, 2017, we did not repurchase any shares of the Company's common stock. For the three months ended March 31, 2016, we repurchased 510,618 shares of the Company's common stock at a weighted-average purchase price of $7.82, for an aggregate purchase price of approximately $4.0 million. Accordingly, the Company was authorized to repurchase shares of its common stock of approximately $155.5 million and $156.8 million as of March 31, 2017 and March 31, 2016, respectively.
Restricted Stock Awards
For the three months ended March 31, 2017 and 2016, the Company granted 317,396 and 336,101 shares of restricted stock, respectively, to certain of its directors, officers and employees.

9. EARNINGS PER SHARE
Components of the computation of basic and diluted earnings per share ("EPS") are as follows (in thousands except per share amounts):

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$34,020	$61,331
Less dividend on preferred shares	(5,203)	(5,203)
Net income (loss) available to common stockholders	28,817	56,128
Less dividends paid:
Common shares	(37,695)	(39,126)
Unvested shares	(232)	(273)
Undistributed earnings (loss)	(9,110)	16,729
Basic weighted-average shares outstanding:
Common shares	150,582	150,776
Basic earnings (loss) per common share:
Distributed earnings	$0.25	$0.26
Undistributed earnings (loss)	(0.06)	0.11
Basic earnings (loss) per common share	$0.19	$0.37
Diluted weighted-average shares outstanding:
Common shares	150,582	150,776
Net effect of dilutive stock options (1)	—	—
	150,582	150,776
Diluted earnings (loss) per common share:
Distributed earnings	$0.25	$0.26
Undistributed earnings	(0.06)	0.11
Diluted earnings (loss) per common share	$0.19	$0.37
__________________

(1)	For the three months ended March 31, 2017 and 2016, the Company had no stock options outstanding.

10. COMMITMENTS AND CONTINGENCIES
The Company enters into certain agreements that contain a variety of indemnifications, principally with broker-dealers. As of March 31, 2017 and December 31, 2016, no claims have been asserted against the Company under these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2017 and December 31, 2016.
The Company occupied leased office space for which the term expired on June 30, 2016. In September 2015, the Company entered into a new lease agreement with a commencement date of January 1, 2016, and an estimated rent commencement date of July 1, 2016 (the "New Lease"). The New Lease has an initial term of 84 months from the rent commencement date. All leases have been classified as operating leases. The Company’s aggregate future minimum lease payments total approximately $2.4 million.  The following table details the lease payments (in thousands):

Years Ending December 31,	Lease Commitments
2017 (remaining)	$266
2018	363
2019	373
2020	383
2021	393
Thereafter	606
$2,384
11. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through April 21, 2017, the date these financial statements were issued, and determined that no events have occurred that would require adjustments to or disclosures in the accompanying unaudited consolidated financial statements.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

CYS Investments, Inc. (the "Company", "we", "us", and "our") is a specialty finance company created with the objective of achieving consistent risk-adjusted investment income. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide the reader of the Company’s unaudited consolidated financial statements and accompanying notes with a narrative of management's perspective on the business underlying those financial statements and its financial condition and results of operations during the periods presented. The Company’s MD&A is comprised of the following sections:

•	Forward-Looking Statements,

•	Executive Overview,

•	Trends and Recent Market Activity,

•	Financial Condition,

•	Results of Operations

•	Off-Balance Sheet Arrangements, and

•	Liquidity and Capital Resources.
The following discussion should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in Item 1 of this Quarterly Report on SEC Form 10-Q ("Quarterly Report"), as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 17, 2017 (the "2016 Annual Report").
Forward Looking Statements
When used in this Quarterly Report, in future filings with the SEC or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as "believe," "expect," "may," "will," "anticipate," "estimate," "plan," "continue," "intend," "should,” or the negative of these words and similar expressions, are intended to identify "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and, as such, may involve known and unknown risks, uncertainties and assumptions.  The forward-looking statements we make in this Quarterly Report include, but are not limited to, statements about the following:

•	the effect of movements in interest rates on our assets, liabilities, and hedging instruments, and our net income;

•	our investment, financing and hedging strategies;

•	the effect of U.S. government and foreign central bank actions on interest rates and the housing and credit markets, government sponsored entities and the economy;

•
the effect of actual or proposed actions of the U.S. Federal Reserve (the "Fed") and the Fed Open Market Committee (the "FOMC") with respect to monetary policy, interest rates, inflation or unemployment;

•	the effect of the New Administration's (as defined below) proposed policies;

•	the supply and availability of Agency RMBS;

•	the effect of increased prepayment rates on the value of our assets;

•	our ability to convert our assets into cash and cash equivalents or extend the financing terms related to our assets;

•	the effect of widening credit spreads or shifts in the yield curve on the value of our assets and investment strategy;

•	the types of indebtedness we may incur;

•	our ability to achieve anticipated benefits from interest rate swaps and caps;

•	our ability to quantify risks based on historical experience;

•	our ability to be taxed as a real estate investment trust ("REIT") and to maintain an exemption from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act");

•	the tax limitations of capital loss carryforwards;

•	our assessment of counterparty risk and/or the rise of counterparty defaults;

•	our liquidity and ability to meet short-term liquidity requirements with our cash flow from operations and borrowings;

•	the effect of rising interest rates on unemployment, inflation and mortgage supply and demand;

•	our liquidity;

•	changes in our investment guidelines and the composition of our investment portfolio;

•	our asset valuation policies; and

•	our dividend distribution policy.

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors could cause actual results to vary from our forward-looking statements:

•	the factors referenced in this Quarterly Report;

•	changes in our investment, financing and hedging strategies;

•	the liquidity of our portfolio and the adequacy of our cash flow from operations and borrowings to meet our short- and long-term liquidity requirements;

•	changes in our investment, financing and hedging strategies;

•	the adequacy of our cash flow from operations and borrowings to meet our short-term liquidity requirements;

•	unanticipated changes in our industry, interest rates, the credit markets, the general economy or the real estate market;

•	changes in interest rates and the market value of our Agency RMBS;

•	changes in the prepayment rates on the mortgage loans underlying our Agency RMBS;

•	our ability to borrow to finance our assets;

•	actions by the U.S. government or the Federal Reserve (the "Fed") that impact the value of our Agency RMBS interest rates or the economy;

•	changes in government regulations affecting our business;

•	changes in the U.S. government's credit rating or ability to pay its debts;

•	our ability to maintain our qualification as a REIT for federal income tax purposes;

•	our ability to maintain our exemption from registration under the Investment Company Act and the availability of such exemption in the future; and

•	risks associated with investing in real estate assets, including changes in business conditions and the general economy.

These and other risks, uncertainties and factors, including those described elsewhere in this Quarterly Report, and in the Company's 2016 Annual Report, which has been filed with the Securities and Exchange Commission, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Executive Overview
We seek to achieve our objective of earning consistent risk-adjusted investment income by investing on a leveraged basis primarily in Agency RMBS. These investments consist of residential mortgage pass-through securities for which the principal and interest payments are guaranteed by a government-sponsored enterprise, such as the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or by a U.S. government agency, such as the Government National Mortgage Association ("Ginnie Mae") (collectively referred to as "GSEs" and each a "GSE"). We also may invest in debt securities issued by the United States Department of Treasury ("U.S. Treasuries"), collateralized mortgage obligations issued by a government agency or GSE that are collateralized by Agency RMBS ("CMOs"), or securities issued by a GSE that are not backed by collateral but, in the case of government agencies, are backed by the full faith and credit of the U.S. government, and, in the case of GSEs, are backed by the integrity and creditworthiness of the issuer ("U.S. Agency Debentures").
We commenced operations in February 2006, and completed our initial public offering in June of 2009. Our common stock, our 7.75% Series A Cumulative Redeemable Preferred Stock, $25.00 liquidation preference (the "Series A Preferred Stock"), and our 7.50% Series B Cumulative Redeemable Preferred Stock, $25.00 liquidation preference (the "Series B Preferred Stock"), trade on the New York Stock Exchange under the symbols "CYS," "CYS PrA" and "CYS PrB," respectively.
We earn income from our investment portfolio which, as of March 31, 2017, was comprised principally of the Company's Agency RMBS and U.S. Treasuries (collectively, the "Debt Securities"). We finance our investments primarily through borrowings under repurchase agreements ("repo borrowings"), and, prior to the effective date of the Final Rule (as defined below) on February 19, 2016, FHLBC Advances (see further discussion below). We use leverage to seek to enhance our returns. Our economic net interest income, a non-GAAP measure, described in "Results of Operations" below, is generated primarily from the net spread, or difference, between the interest income we earn on our investment portfolio and the cost of our borrowings and hedging activities. The amount of economic net interest income we earn on our investments depends in part on our ability to control our financing costs, which comprise a significant portion of our operating expenses. Economic interest expense is comprised of interest expense, as computed in accordance with GAAP, plus swap and cap interest expense used to hedge our cost of funds, a component of net gain (loss) on derivative instruments in the Company’s Consolidated Statements of Operations. The Company uses interest rate swaps to manage its exposure to changes in interest rates on its interest bearing liabilities by economically hedging cash flows associated with these borrowings. Presenting the contractual interest payments on interest rate swaps and caps with the interest paid on interest-bearing liabilities reflects the total contractual interest payments. This presentation depicts the economic cost of our financing strategy. Although we leverage our portfolio investments in Debt Securities to seek to enhance our potential returns, leverage also may exacerbate losses.
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
In addition to investing in issued pools of Agency RMBS, we regularly utilize forward settling transactions to purchase and sell certain securities, including forward settling purchases and sales of Agency RMBS where the pool is "to-be-announced" ("TBA"). Pursuant to a TBA, we agree to purchase or sell for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not specifically identified until shortly before the TBA settlement date. TBA securities that meet the regular-way securities scope exception from derivative accounting under ASC 815 - Derivatives and Hedging, are recorded on the trade date utilizing information associated with the specified terms of the transaction. TBAs are carried at fair value and begin earning interest on the settlement date. At times, the Company may enter into TBA contracts without having the contractual obligation to accept or make delivery ("TBA Derivatives") as a means of investing in and financing Agency RMBS via "dollar roll" transactions. TBA dollar roll transactions are accounted for as a series of derivative transactions. For other forward settling transactions, we agree to purchase or sell, for future delivery, Agency RMBS. However, unlike TBA Derivatives, these forward settling transactions reference an identified Agency RMBS.
In March of 2015, our captive insurance subsidiary, CYS Insurance Services, LLC ("CYS Insurance"), was granted membership in the FHLBC and commenced obtaining FHLBC Advances from the FHLBC in the form of secured borrowings. Membership in the FHLBC permitted CYS Insurance to access a variety of products and services offered by the FHLBC, and obligated CYS Insurance to purchase FHLBC membership and activity stock, the latter being a percentage of the advances it obtains from the FHLBC. As with our repo borrowings, if the value of any assets pledged to the FHLBC as collateral for advances decreased, the FHLBC could require posting of additional collateral. On January 12, 2016, the Federal Housing Finance Agency ("FHFA") issued a final rule (the "Final Rule") amending its regulations governing FHLB Membership criteria for captive insurance companies. The Final Rule defines "insurance company" to exclude "captive insurers". Under this Final Rule, which became effective on February 19, 2016, CYS Insurance's membership in the FHLBC was required to terminate within one year of the effective date and it was not permitted to secure any new advances. In response to this action, the Company repaid all of its remaining outstanding FHLB Advances prior to September of 2016. CYS Insurance's membership in the FHLBC was terminated on February 19, 2017.
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
Trends and Recent Market Activity
Overview

Following the fourth quarter of 2016’s ("Q4 2016") sell-off in rates, the first quarter of 2017 (the "First Quarter") was relatively quiet as the markets continued to price in optimism for accelerating economic growth in the U.S. under the new administration’s (the "New Administration") proposed policies. This was expressed most plainly in the strong U.S. equity markets while the U.S. bond markets traded in a relatively narrow range, having already repriced in Q4 2016. The U.S. 10 year Treasury traded in a 30 basis point ("bps") range over the quarter. Equity returns (at current leverage levels) on our target assets were in the mid to low teens in the First Quarter.

Although details have yet to be made clear, markets now anticipate that the New Administration’s fiscal policy measures will likely pull forward economic growth, and increase the federal budget deficit. However, these growth expectations became more tempered after President Trump took office and it became clear that the proposed new policies would be challenging to fully enact. Nevertheless, based on ongoing statements and comments, the Fed seems compelled to continue with its interest rate normalization program and raised the target federal funds rate (the "Fed Funds Rate") 25 bps in March 2017. As this move was largely anticipated, longer-term interest rates changed only slightly. Additionally, in late March 2017, several Fed officials signaled that they would likely consider reducing or eliminating the Fed’s asset reinvestment activities beginning in late 2017, allowing the Fed’s balance sheet to begin to wind down in 2018.

During the First Quarter, the 5-year U.S. Treasury yield fell less than one bp, ending the quarter at 1.92%. Similarly, the yield on the 10-year U.S. Treasury fell by 5 bps, ending the quarter at 2.39%. For the same period, the price of Agency RMBS increased marginally. For example, the price of 30-year FNMA 3.5% Agency RMBS increased from $102.33 on December 31, 2016 to $102.36 on March 31, 2017, while the price of 15-year FNMA 3.0% Agency RMBS increased from $102.48 on December 31, 2016 to $102.55 on March 31, 2017.

On the financing side of our business, during the First Quarter we continued to benefit from money market reforms put in place during the prior year, which served to increase cash in a financial system seeking government securities as collateral for short-term investments. Concurrently, a notable reduction in Treasury bill issuance in response to the U.S. debt ceiling dynamics created a relative shortage of short-dated U.S. Treasuries for these funds seeking U.S. Treasuries. This benefited the financing side of our business by supporting Agency RMBS repo funding costs, and reducing our net hedging costs relative to where we believe costs would have been absent the increased liquidity in the short term borrowing markets.

In addition to the March 2017 25 bps hike in the Fed Funds Rate, the Federal Open Market Committee ("FOMC") and the financial markets are anticipating two to three additional rate hikes in 2017. The financial markets and the FOMC will continue to closely watch the New Administration’s fiscal policy plans to better gauge inflation and interest rate expectations. The current outlook is characterized by a considerable amount of uncertainty. Despite this outlook, financial markets have exhibited low levels of volatility.

Government Activity

We anticipate debate and discussion on residential housing and mortgage reform to continue throughout 2017. However, we cannot be certain if any housing and/or mortgage-related legislation will emerge from committee, or be approved by Congress, and if so what the effect will be on our business.

Recent CYS Activity in Response to These Trends

In response to the conditions in and changes to the environment described above, the Company continues to monitor, reposition, and actively manage our investment portfolio, the structure of our borrowings and our hedge positions. During the First Quarter we continued to sell lower yielding, and purchased higher yielding, Agency RMBS by selectively acquiring and increasing our holding of 30-Year 4.0% Agency RMBS, which represent approximately 19% of the overall portfolio at March 31, 2017 as compared to 15% at December 31, 2016, and marginally increasing our 15-Year 3.0% Agency RMBS exposure to 24% of the total portfolio at March 31, 2017 from 23% at December 31, 2016.
Financial Condition
Our Agency RMBS were purchased at a net premium to their face value generally due to the average interest rates on these investments being higher than the prevailing market rates at the time of purchase. As of March 31, 2017 and December 31, 2016 we had approximately $393.8 million and $452.3 million, respectively, of net unamortized premium included in the cost basis of our investments. TBA Agency RMBS, including those accounted for as derivatives, are included in the table below on a gross basis. Our Debt Securities portfolio including TBA Derivatives, consisted of the following assets:

				Weighted-Average
Coupon	Face Value (in 000's)	Fair Value (in 000's)	Amortized Cost Basis per Face Value (in 000's)	Loan Balance (in 000's)(1)	Loan Age (in months)(1)	3 Month CPR(1)(2)	Duration(3)
March 31, 2017
15 Year Agency Mortgage-Backed Securities
2.5%	$380,249	$380,728	$102.52	$195	6	2.7%	3.95
3.0%	2,473,455	2,538,901	102.47	270	26	8.6	2.93
TBA 3.0% *	383,200	392,910	101.76	n/a	n/a	n/a	2.65
3.5%	765,637	798,656	102.94	213	55	14.4	2.38

				Weighted-Average
Coupon	Face Value (in 000's)	Fair Value (in 000's)	Amortized Cost Basis per Face Value (in 000's)	Loan Balance (in 000's)(1)	Loan Age (in months)(1)	3 Month CPR(1)(2)	Duration(3)
4.0%	101,655	107,050	101.01	168	73	13.6	2.20
4.5%	13,558	14,394	102.18	241	86	12.2	1.55
Subtotal	4,117,754	4,232,639	102.46	248	31	9.4	2.87
20 Year Agency Mortgage-Backed Securities
4.5%	37,265	40,054	102.64	209	80	14.4	1.69
30 Year Agency Mortgage-Backed Securities
3.0%	1,764	1,786	104.48	130	46	0.4	4.41
3.5%	4,444,432	4,551,103	103.55	334	7	3.5	4.28
TBA 3.5%*	791,187	809,244	101.45	n/a	n/a	n/a	3.86
4.0%	1,574,277	1,655,947	104.95	276	25	14.3	2.70
TBA 4.0%*	680,000	713,155	104.38	n/a	n/a	n/a	2.58
4.5%	107,432	115,673	106.59	281	71	17.3	1.66
Subtotal	7,599,092	7,846,908	103.74	318	13	6.6	3.72
Agency Hybrid ARMs
2.9%(4)	273,758	282,451	102.73	315	41	18.1	1.53
Subtotal Agency RMBS	12,027,869	12,402,052	103.27	292	20	8.2	3.38
U.S. Treasuries
0.6%	50,000	49,688	99.92	n/a	n/a	n/a	1.23
Total	$12,077,869	$12,451,740	$103.26	$292	20	8.2%	3.37

December 31, 2016
15-Year Agency RMBS
2.5%	$1,046,887	$1,049,504	$102.78	$276	4	5.4%	3.94
TBA 2.5%(5)*	(400,000)	(400,633)	99.73	n/a	n/a	n/a	3.75
3.0%	2,540,786	2,610,678	102.68	$263	27	13.0	3.03
TBA 3.0%*	200,000	205,174	102.86	n/a	n/a	n/a	2.83
3.5%	813,323	849,549	102.98	215	52	14.6	2.52
4.0%	108,173	114,207	101.03	167	70	14.7	2.27
4.5%	14,439	15,256	102.23	240	83	19.3	1.79
Subtotal	4,323,608	4,443,735	103.00	255	27	12.4	3.05
20-Year Agency RMBS
4.5%	39,328	42,348	102.66	209	77	19.6	2.16
30-Year Agency RMBS
3.0%	1,776	1,802	104.51	130	43	0.2	4.69
3.5%	4,934,357	5,062,330	104.48	338	8	9.5	4.48
TBA 3.5%*	383,000	392,293	102.58	n/a	n/a	n/a	4.10
4.0%	1,247,116	1,314,969	104.93	244	30	22.0	3.30
TBA 4.0%*	500,000	524,869	104.50	n/a	n/a	n/a	2.95
4.5%	113,274	122,361	106.63	282	68	21.7	2.32
Subtotal	7,179,523	7,418,624	104.34	319	13	13.1	4.12
Hybrid ARMs
2.8%(4)	375,745	385,502	102.74	322	30	21.3	2.16
Subtotal Agency RMBS	11,918,204	12,290,209	103.80	293	20	13.1	3.66
U.S. Treasuries
0.6%	50,000	49,686	99.90	n/a	n/a	n/a	1.48
Total	$11,968,204	$12,339,895	$103.78	$293	20	13.1%	3.66

__________________

(1)	TBAs are excluded from this calculation as they do not have a defined weighted-average loan balance or age until mortgages have been assigned to the pool.

(2)
The Constant Prepayment Rate ("CPR") represents the 3-month CPR of the Company’s Agency RMBS held at March 31, 2017 and December 31, 2016. The CPR experienced by the Company during the period may differ. Securities with no prepayment history are excluded from this calculation.

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

(4)	Coupon represents the weighted-average coupon of Agency Hybrid ARMs.

(5)	Includes $400.6 million of forward settling transactions at December 31, 2016.

*	Includes TBA Derivatives with a fair value of $1.4 billion and $(308.8) million at March 31, 2017 and December 31, 2016, respectively.

In April 2017, the monthly weighted-average experienced CPR of the Company's Debt Securities increased to 7.3% from 6.0% in March 2017.

Hedging Instruments

The Company utilizes interest rate swap and cap contracts (a "swap" or "cap", respectively) to hedge the interest rate risk associated with the financing of our Debt Securities portfolio. As of March 31, 2017, the Company held swaps with an aggregate notional of approximately $6.5 billion, a weighted-average fixed rate of 1.23%, and a weighted-average expiration of 2.8 years. This compares with interest rate swaps with a notional amount of $6.5 billion, a weighted-average fixed rate of 1.23%, and a weighted-average expiration of 3.0 years at December 31, 2016. The receive rate on the Company's swaps is the 3-month LIBOR. At March 31, 2017, the Company held caps with a notional of $2.5 billion, a weighted-average cap rate of 1.28%, and a weighted-average expiration of 2.8 years. This compares with interest rate caps with a notional amount of $2.5 billion, a weighted-average fixed rate of 1.28%, and a weighted-average expiration of 3.0 years at December 31, 2016.
Below is a summary of our interest rate swaps and caps as of March 31, 2017 and December 31, 2016:

			Weighted-Average
March 31, 2017	Number of Contracts	Notional (000's)	Rate	Maturity	Duration	Fair Value (000's)
Interest Rate Swaps	17	$6,450,000	1.23%	January 2020	(2.48)	$87,647
Interest Rate Caps	5	2,500,000	1.28%	January 2020	(2.03)	38,326
	22	$8,950,000	1.24%	January 2020	(2.35)	$125,973

December 31, 2016
Interest Rate Swaps	17	$6,450,000	1.23%	January 2020	(2.72)	$80,608
Interest Rate Caps	5	2,500,000	1.28%	January 2020	(1.94)	42,532
	22	$8,950,000	1.24%	January 2020	(2.50)	$123,140
Our swap and cap notional was $8.95 billion at March 31, 2017 and December 31, 2016, and as a percentage of our repo borrowings, increased to 99.3% at March 31, 2017 from 92.3% at December 31, 2016.
The Company does not consider TBA Derivatives to be hedging instruments.

Liabilities
We finance our assets through repo borrowings, and prior to the February 19, 2016 effective date of the Final Rule, FHLBC Advances. Repo borrowings and FHLBC Advances are secured by our assets and generally bear interest rates that have historically moved in close relationship to LIBOR. At March 31, 2017 and December 31, 2016, we had liabilities pursuant to repo borrowings with 34 and 35 counterparties, respectively, which are summarized below (dollars in thousands):

March 31, 2017			Weighted-Average
Original Days to Maturity by Collateral Type	Repo Borrowings Outstanding	Percentage of Total	Interest Rate	Remaining Days to Maturity	Original Days to Maturity
Agency RMBS
≤ 30 Days	$666,503	7%	1.02%	7	16
> 30 to ≤ 60 Days	2,123,712	24%	0.97%	24	47
> 60 Days	6,225,379	69%	0.98%	86	159
Subtotal	$9,015,594	100%	0.98%	66	122

December 31, 2016			Weighted-Average
Original Days to Maturity by Collateral Type	Repo Borrowings Outstanding	Percentage of Total	Interest Rate	Remaining Days to Maturity	Original Days to Maturity
Agency RMBS
≤ 30 Days	$651,032	7%	0.83%	5	11
> 30 to ≤ 60 Days	1,135,428	12%	0.89%	16	45
> 60 Days	7,905,084	81%	0.90%	63	139
Total	$9,691,544	100%	0.89%	53	119
In addition, as of March 31, 2017 and December 31, 2016, we had an aggregate payable for securities purchased, a portion of which will be, financed through repo borrowings, as summarized below (in thousands).

March 31, 2017
Settle Date	Face Value	Payable
April 2017	$456,187	$472,235
May 2017	50,000	52,247
	$506,187	$524,482

December 31, 2016
Settle Date	Face Value	Payable
January 2017	$1,376,248	$1,418,658
February 2017	450,045	463,305
	$1,826,293	$1,881,963

Summary Financial Data

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2017	2016
Income Statement Data:
Interest income	$73,313	$81,451
Interest expense	21,221	17,945
Net interest income	52,092	63,506
Other income (loss):
Net realized and unrealized gain (loss) on investments, FHLBC Advances and other income	(2,519)	163,100
Net gain (loss) on derivative instruments	(9,339)	(158,922)
Total other income (loss)	(11,858)	4,178
Expenses:
Compensation and benefits	3,776	3,865
General, administrative and other	2,438	2,488
Total expenses	6,214	6,353
Net income (loss)	$34,020	$61,331
Dividends on preferred stock	(5,203)	(5,203)
Net income (loss) available to common stockholders	$28,817	$56,128
Net income (loss) per common share basic & diluted	$0.19	$0.37
Dividends per common share	$0.25	$0.26

Key Balance Sheet Metrics
Average settled Debt Securities (1)	$10,819,433	$11,905,997
Average total Debt Securities (2)	$12,485,920	$12,945,855
Average repurchase agreements and FHLBC Advances (3)	$9,264,522	$10,492,636
Average Debt Securities liabilities (4)	$10,931,009	$11,532,494
Average stockholders' equity (5)	$1,539,245	$1,714,728
Average common shares outstanding (6)	151,572	151,788
Leverage ratio (at period end) (7)	7.15:1	6.76:1
Hedge Ratio (8)	99%	97%
Book value per common share (at period end) (9)	$8.26	$9.46
Weighted-average amortized cost of Agency RMBS and U.S. Treasuries (10)	$103.26	$103.76

Key Performance Metrics*
Average yield on settled Debt Securities (11)	2.71%	2.74%
Average yield on total Debt Securities including Drop Income (12)	2.65%	2.71%
Average cost of funds (13)	0.92%	0.68%
Average cost of funds and hedge (14)	1.28%	1.39%
Adjusted average cost of funds and hedge (15)	1.08%	1.26%
Interest rate spread net of hedge (16)	1.43%	1.35%
Interest rate spread net of hedge including Drop Income (17)	1.57%	1.45%
Operating expense ratio (18)	1.61%	1.48%
Total stockholder return on common equity (19)	2.16%	3.85%
CPR (weighted-average experienced 1-month) (20)	8.1%	7.6%
___________

(1)	The average settled Debt Securities is calculated by averaging the month end cost basis of settled Debt Securities during the period.

(2)	The average total Debt Securities is calculated by averaging the month end cost basis of total Debt Securities and all TBA contracts during the period.

(3)	The average repurchase agreements and FHLBC Advances are calculated by averaging the month-end repurchase agreements and FHLBC Advances balances during the period.

(4)
The average Debt Securities liabilities are calculated by adding the average month-end repurchase agreements and FHLBC Advances balances plus average unsettled Debt Securities (inclusive of TBA Derivatives) during the period.

(5)	The average stockholders' equity is calculated by averaging the month-end stockholders' equity during the period.

(6)	The average common shares outstanding are calculated by averaging the daily common shares outstanding during the period.

(7)
The leverage ratio is calculated by dividing (i) the Company's repurchase agreements and FHLBC Advances balance plus payable for securities purchased minus receivable for securities sold plus the net TBA Derivatives positions by (ii) stockholders' equity.

(8)	The Hedge ratio for the period is calculated by dividing Interest Rate Swaps and Interest Rate Caps notional amount by total repurchase agreements.

(9)	Book value per common share is calculated by dividing total stockholders' equity less the liquidation value of preferred stock at period end by common shares outstanding at period end.

(10)	The weighted-average amortized cost of Agency RMBS and U.S. Treasuries is calculated using the weighted-average amortized cost by security divided by the current face at period end.

(11)	The average yield on settled Debt Securities for the period is calculated by dividing total interest income by average settled Debt Securities.

(12)
The average yield on total Debt Securities including Drop Income for the period is calculated by dividing total interest income plus Drop Income by average total Debt Securities. Drop Income was $9.4 million and $6.3 million for the three months ended March 31, 2017 and 2016, respectively. Drop Income is a component of our net realized and unrealized gain (loss) on investments and net realized and unrealized gain (loss) on derivative instruments in the accompanying unaudited Consolidated Statements of Operations. Drop Income is the difference between the spot price and the forward settlement price for the same security on trade date. This difference is also the economic equivalent of the assumed net interest margin (yield minus financing costs) of the bond from trade date to settlement date. We derive Drop Income through utilization of forward settling transactions.

(13)	The average cost of funds for the period is calculated by dividing repurchase agreement and FHLBC Advances interest expense by average repurchase agreements and FHLBC Advances for the period.

(14)	The average cost of funds and hedge for the period is calculated by dividing repurchase agreement, FHLBC Advances and swap and cap interest expense by average repurchase agreements and FHLBC Advances.

(15)	The adjusted average cost of funds and hedge for the period is calculated by dividing repurchase agreement, FHLBC Advances and swap and cap interest expense by average Debt Securities liabilities.

(16)	The interest rate spread net of hedge for the period is calculated by subtracting average cost of funds and hedge from average yield on settled Debt Securities.

(17)
The interest rate spread net of hedge including Drop Income for the period is calculated by subtracting adjusted average cost of funds and hedge from average yield on total Debt Securities including Drop Income.

(18)	The operating expense ratio for the period is calculated by dividing operating expenses by average stockholders' equity.

(19)	The total stockholder return on common equity is calculated as the change in book value plus dividend distributions on common stock divided by book value at the end of the prior period.

(20)	The CPR represents the weighted-average 1-month CPR of the Company's Agency RMBS during the period.

*	All percentages are annualized except total stockholder return on common equity.

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

(In thousands)	Three Months Ended March 31,
Non-U.S. GAAP Reconciliation:	2017	2016
Net income (loss) available to common stockholders	$28,817	$56,128
Net realized (gain) loss on investments	66,044	(1,202)
Net unrealized (gain) loss on investments	(63,478)	(162,286)
Net realized and unrealized (gain) loss on derivative instruments	1,012	140,524
Net unrealized (gain) loss on FHLBC Advances	—	851
Core Earnings	$32,395	$34,015
Results of Operations
Our Economic Net Interest Income, a non-GAAP measure, is generated primarily from the net spread, or difference, between the interest income we earn on our investment portfolio and the cost of our borrowings and hedging activities. The amount of Economic Net Interest Income we earn on our investments depends in part on our ability to control our financing costs, which comprise a significant portion of our operating expenses. Economic Interest Expense consists of interest expense, as computed in accordance with GAAP, plus swap and cap interest expense used to hedge our cost of funds, a component of net gain (loss) on derivative instruments in the Company's Consolidated Statements of Operations. The Company uses interest rate swaps to manage its exposure to changes in interest rates on its interest bearing liabilities by economically hedging cash flows associated with these borrowings. Presenting the contractual interest payments on interest rate swaps and caps with the interest paid on interest-bearing liabilities reflects the Company's total contractual interest payments. Economic Interest Expense depicts the economic cost of our financing strategy. We also present the non-GAAP measures, Economic Interest Expense, and Economic Net Interest Income to provide an economic measure of our interest income net of borrowing and hedge expense, which management uses to evaluate the Company's investments portfolio. By providing users of our financial information with such measures in addition to the related GAAP measures, we believe it gives users additional transparency into the information used by our management in its financial and operational decision-making, and that it is meaningful information to consider in addition to the related GAAP measure as it reflects the economic costs of financing our investment portfolio.
The following table provides GAAP measures of interest expense and net interest income and details with respect to reconciling these line items on a non-GAAP basis for each respective period.

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Net interest income	$52,092	$63,506	$(11,414)	(18.0)%
Swap and cap interest expense	8,327	18,398	(10,071)	(54.7)%
Economic net interest income	$43,765	$45,108	$(1,343)	(3.0)%

Total interest expense	$21,221	$17,945	$3,276	18.3%
Swap and cap interest expense	8,327	18,398	(10,071)	(54.7)%
Economic interest expense	$29,548	$36,343	$(6,795)	(18.7)%
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Net Income (Loss)
Net income available to common stockholders decreased $27.3 million to $28.8 million for the three months ended March 31, 2017, compared to net income of $56.1 million for the three months ended March 31, 2016, primarily due to a $166.1 million decrease in net realized and unrealized gain on investments, an $8.1 million decrease in total interest income and a $3.3 million increase in total interest expense, offset by a $139.5 million decrease in net realized and unrealized loss on derivative instruments and a $10.1 million decrease in swap and cap interest expense in the First Quarter compared to the first quarter of 2016 (the "First Quarter of 2016"). The major components that make up the net decrease in net income available to common stockholders during the First Quarter as compared to the First Quarter of 2016 are described in more detail below.
Interest Income and Asset Yield
Our principal source of income is interest income that we earn on our investment securities portfolio. Interest income, which consists primarily of interest income on Debt Securities, decreased by $8.1 million to $73.3 million for the First Quarter, as compared to $81.5 million for the First Quarter of 2016. Our interest income decreased as a result of a decrease in average settled Debt Securities (to $10.8 billion in the First Quarter from $11.9 billion in the First Quarter of 2016), coupled with a decrease in the average yield on settled Debt Securities to 2.71% at March 31, 2017 from 2.74% at March 31, 2016, as further illustrated below (in thousands):

Change in Size		Change in Yield		Change in Size & Yield
Change in average settled	$(1,086,564)	Change in average yield	(0.03)%	Change in average settled	$(1,086,564)
Q1 2016 average annualized yield	2.74%	Q1 2016 average settled	$11,905,997	Change in average yield	(0.03)%
Quarterly change	$(7,434)	Quarterly change	$(775)	Quarterly change	$71
				Total change	$(8,138)
The decrease in the average yield during the First Quarter as compared to the First Quarter of 2016 largely resulted from an increase in prepayment speeds. The First Quarter weighted-average experienced CPR increased to 8.1% compared to 7.6% for the First Quarter of 2016 . Amortization expense decreased by $1.4 million to $14.5 million during the First Quarter from $15.9 million in the First Quarter of 2016 as a direct result of a decrease in average settled Debt Securities, partially offset by the increase in CPR.
Economic Interest Expense and Cost of Funds
Economic interest expense for the First Quarter, which consists of interest expense from repo borrowings, swap and cap contracts, and FHLBC Advances solely as it relates to the First Quarter of 2016 decreased $6.8 million to $29.5 million, as compared to $36.3 million for the three months ended March 31, 2016. Interest expense from repo borrowings and FHLBC Advances increased by $3.3 million to $21.2 million for the First Quarter, compared to $17.9 million for the three months ended March 31, 2016 due to a higher cost of funds during the First Quarter. Our weighted-average cost of funds rose to 0.92% in the First Quarter from 0.68% in the First Quarter of 2016. Our average repo borrowings and FHLBC Advances decreased to $9.3 billion for the First Quarter from $10.5 billion for the First Quarter of 2016, consistent with the decrease in average settled Debt Securities during the First Quarter as compared to the First Quarter of 2016. The table below illustrates the result of changes to the average amount of repurchase agreements and FHLBC Advances outstanding and the related rates on interest expense during the three months ended March 31, 2017 and 2016 (in thousands):

Change in Size		Change in Rate		Change in Size & Yield
Change in average outstanding	$(1,228,114)	Change in average rate	0.24%	Change in average outstanding	$(1,228,114)
2016 average rate	0.68%	2016 average outstanding	$10,492,636	Change in average rate	0.24%
Quarterly change	$(2,100)	Quarterly change	$6,089	Quarterly change	$(713)
				Total change	$3,276
Swap and cap interest expense decreased by $10.1 million to $8.3 million in the First Quarter, compared to $18.4 million in the First Quarter of 2016. The decrease in swap and cap interest expense was partially the result of a decrease in the average aggregate swap and cap notional by $1.1 billion to $9.0 billion in the First Quarter from $10.1 billion in the First Quarter of 2016, and to a larger extent due to the decrease in the weighted-average swap and cap net pay rate to 0.37% in the First Quarter from 0.73% in the First Quarter of 2016, as further illustrated in the table below (in thousands):

Change in Size		Change in Rate		Change in Size & Rate
Change in average notional outstanding	$(1,125,000)	Change in average rate	(0.36)%	Change in average notional outstanding	$(1,125,000)
2016 average rate	0.73%	2016 average notional outstanding	$10,075,000	Change in average rate	(0.36)%
Quarterly change	$(2,054)	Quarterly change	$(9,025)	Quarterly change	$1,008
				Total change	$(10,071)
Our annualized weighted-average cost of funds including hedge was 1.28% for the First Quarter, as compared to 1.39% for the First Quarter of 2016. The components of our cost of funds and hedging are (i) rates on our repo borrowings and FHLBC Advances ("Total Outstanding Borrowings"), (ii) rates on our swaps and caps, (iii) the size of our Total Outstanding Borrowings, and (iv) the total notional amount of our swaps and caps.
Economic Net Interest Income
Our economic net interest income for the First Quarter was $43.8 million, and our interest rate spread, net of hedge, was 1.43%, compared to economic net interest income of $45.1 million and an interest rate spread, net of hedge, of 1.35% for the First Quarter of 2016. The decrease in our economic net interest income was principally due to a decrease in average settled

Debt Securities and an increase in total interest expense, offset by a decrease in swap and cap interest expense during the First Quarter compared to First Quarter of 2016. While our economic net interest income is influenced significantly by the size of our portfolio and overall interest rate levels, we believe our interest rate spread net of hedge is an important performance indicator.
Other Income (Loss)
For the First Quarter, our total other income (loss) was $(11.9) million compared to a gain of $4.2 million for the First Quarter of 2016. The key components contributing to the change in total other income (loss) are discussed in more detail below.
Net Realized and Unrealized Gain (Loss) on Investments and Drop Income
During the First Quarter, our net realized and unrealized gain (loss) on investments decreased by $166.1 million to a $(2.6) million net loss, compared to a net gain of $163.5 million for the First Quarter of 2016 in response to an increase in bond yields with a corresponding decrease in the price of Agency RMBS. The prices of our Agency RMBS for the First Quarter decreased, as compared to an increase during the First Quarter of 2016. To illustrate, during the First Quarter, the 10-year U.S. Treasury yield decreased by 5 bps, ending the quarter at 2.39% as compared to a 50 bps decrease during the First Quarter of 2016, or 1.77% as of March 31, 2016. During the First Quarter, the price of a 15-year 3.0% Agency RMBS increased $0.07 to $102.55, and during the First Quarter of 2016, it increased $1.44 to $104.52. Furthermore, during the First Quarter, the price of a 30-year 3.5% Agency RMBS increased $0.03 to $102.36, and during the First Quarter of 2016, the price increased $1.69 to $104.92.
During the three months ended March 31, 2017 and 2016, we generated Drop Income of approximately $9.4 million and $6.3 million, respectively. The higher Drop Income during the First Quarter was primarily due to higher volumes of forward settling transactions from which we derive Drop Income and a more favorable market. During the First Quarter, the average gross balance in the combined TBA Securities and TBA Derivatives portfolio was $1.5 billion, a $0.5 billion increase compared to the average gross balance of $1.1 billion for the First Quarter of 2016. Drop Income is a component of our net realized and unrealized gain (loss) on investments and our net realized and unrealized gain (loss) on derivative instruments in the accompanying unaudited Consolidated Statements of Operations and is therefore excluded from Core Earnings. Drop Income is the difference between the spot price and the forward settlement price for the same Agency RMBS on the trade date. This difference is also the economic equivalent of the assumed interest rate spread net of hedge (yield less financing costs) of the Agency RMBS from trade date to settlement date. The Company derives Drop Income through utilization of forward settling transactions of Agency RMBS.
Net Gain (Loss) on Derivative Instruments
Net gain (loss) on derivative instruments is comprised of net swap and cap interest expense and net realized and unrealized gain (loss) on derivative instruments. Net realized and unrealized gain (loss) on derivative instruments was $(1.0) million (comprised of $7.2 million net realized and unrealized gain on swap and cap contracts, and $(8.2) million net realized and unrealized loss on TBA Derivatives) for the First Quarter, compared to a loss of $(140.5) million (comprised of $(148.0) million net realized and unrealized loss on swap and cap contracts, and $7.5 million net realized and unrealized gain on TBA Derivatives) for the First Quarter of 2016. The change in net realized and unrealized gain (loss) on derivative instruments for the First Quarter was primarily due to changes in swap rates. During the First Quarter, the 5-year and 7-year swap rates increased by 7 bps and 6 bps, respectively, while they decreased 57 bps and 56 bps, respectively, during the First Quarter of 2016.
Swap and cap interest expense decreased by $10.1 million in the First Quarter to $8.3 million from $18.4 million in the First Quarter of 2016 as a direct result of an increase in 3-month LIBOR, the index for the receive-leg of our interest rate swaps, 3-month LIBOR was 1.15% and 0.63% at March 31, 2017 and 2016, respectively.

Operating Expenses
Operating expenses were $6.2 million for the First Quarter, compared to $6.4 million for the First Quarter of 2016. Included in the First Quarter operating expenses is approximately $0.6 million of non-recurring accelerated restricted stock and other compensation expenses due to the retirement of our prior Chief Financial Officer and Treasurer.
Contractual Obligations and Commitments
The following table summarizes the principal balances related to our repo borrowings, the related interest expense thereon, and our office lease at March 31, 2017 (in thousands):

March 31, 2017	Within One Year	One to Three Years	Three to Five Years	Thereafter	Total
Repurchase agreements	$9,015,594	$—	$—	$—	$9,015,594
Interest expense on repurchase agreements based on rates at March 31, 2017	30,998	—	—	—	30,998
Long-term operating lease obligation	355	741	781	507	2,384
Total	$9,046,947	$741	$781	$507	$9,048,976
At March 31, 2017 and December 31, 2016, we held the following interest rate swap and cap contracts (in thousands):
As of March 31, 2017

Interest Rate Swaps	Weighted-Average	Notional	Fair
Expiration Year	Fixed Pay Rate	Amount	Value
2017	0.82%	$1,000,000	$2,324
2018	1.00%	1,500,000	5,263
2020	1.45%	1,750,000	26,451
2021	1.21%	1,700,000	50,663
2022	1.98%	500,000	2,946
Total	1.23%	$6,450,000	$87,647

Interest Rate Caps	Weighted-Average	Notional	Fair
Expiration Year	Cap Rate	Amount	Value
2019	1.34%	$800,000	$7,156
2020	1.25%	1,700,000	31,170
Total	1.28%	$2,500,000	$38,326

As of December 31, 2016

Interest Rate Swaps	Weighted-Average	Notional	Fair
Expiration Year	Fixed Pay Rate	Amount	Value
2017	0.82%	$1,000,000	$2,316
2018	1.00%	1,500,000	4,359
2020	1.45%	1,750,000	23,474
2021	1.21%	1,700,000	48,931
2022	1.98%	500,000	1,528
Total	1.23%	$6,450,000	$80,608

Interest Rate Caps	Weighted-Average	Notional	Fair
Expiration Year	Cap Rate	Amount	Value
2019	1.34%	$800,000	$8,051
2020	1.25%	1,700,000	34,481
Total	1.28%	$2,500,000	$42,532

We enter into certain agreements that contain a variety of indemnification obligations, principally with our brokers and counterparties for interest rate swap contracts and repo borrowings. We have not incurred any costs to defend a lawsuit or settle claims related to these indemnification obligations. The maximum potential future payment amount we could be required to pay under these indemnification obligations cannot be reasonably estimated. Accordingly, no liabilities have been recognized for these agreements as of March 31, 2017 and December 31, 2016. In addition, as of March 31, 2017 and December 31, 2016, we had $0.5 billion and $1.9 billion of payable for securities purchased, respectively, a portion of which either will be or was financed through repo borrowings.

Off-Balance Sheet Arrangements
As of March 31, 2017 and December 31, 2016, we had no relationships with any significant unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2017 and December 31, 2016, other than as discussed in the accompanying consolidated financial statements, we had not guaranteed obligations of unconsolidated entities, entered into commitments or had any intent to provide funding to any such entities.
We may seek to obtain other sources of financing depending on market conditions. We may finance the acquisition of Agency RMBS by entering into TBA dollar roll transactions in which we would sell a TBA contract for current month settlement and simultaneously purchase a similar TBA contract for a forward settlement date. Prior to the forward settlement date, we may choose to roll the position out to a later date by entering into an offsetting TBA position, net settling the paired-off positions for cash, and simultaneously entering into a similar TBA contract for a later settlement date. In such transactions, the TBA contract purchased for a forward settlement date is priced at a discount to the TBA contract sold for settlement/pair off in the current month. The discount is the difference between the spot price and the forward settlement price for the same Agency RMBS on trade date and is referred to by the Company as Drop Income. This difference is also the economic equivalent of the assumed net interest spread (yield less financing costs) of the Agency RMBS from trade date to settlement date. Consequently, dollar roll transactions accounted for as TBA Derivatives, whereby the Company is not contractually obligated to accept delivery on the settlement date ("TBA Derivatives") represent a form of off-balance sheet financing. In evaluating our overall leverage at risk, we consider both our on-balance and off-balance sheet financing.

Liquidity and Capital Resources
Our primary sources of funds are repo borrowings, equity offerings, asset sales, monthly principal and interest payments on our investment portfolio, and prior to the effective date of the Final Rule on January 19, 2016, which precluded us from securing new advances, FHLBC Advances. Because the level of our borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on our balance sheet is significantly less important than the potential liquidity available under our borrowing arrangements. We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings, maintenance of any margin requirements and the payment of cash dividends as required for our continued qualification as a REIT. To qualify as a REIT, we must distribute annually at least 90% of our net taxable income. To the extent that we annually distribute all of our net taxable income in a timely manner, we will generally not be subject to federal and state income taxes. We currently expect to distribute all or substantially all of our taxable income in a timely manner so that we are not subject to federal and state income tax. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital from operations.
As of March 31, 2017 and December 31, 2016, we had approximately $1.1 billion and $0.9 billion, respectively, in Agency RMBS, U.S. Treasuries, and cash and cash equivalents available to satisfy future margin calls. We have consistently maintained sufficient liquidity to meet margin calls, and have historically satisfied all margin calls, although no assurance can be given that we will be able to satisfy margin calls in the future. During the three months ended March 31, 2017, we maintained an average liquidity level of 60%. Our liquidity level was never less than 53% of stockholders' equity during the First Quarter. The following table presents our unencumbered liquid assets as a percentage of stockholders' equity for the periods presented:

	Carrying Value as of
Unencumbered Liquid Assets	March 31, 2017	December 31, 2016
Cash and cash equivalents	$584	$1,260
U.S. Treasuries	44,493	32,494
Agency RMBS	1,006,682	903,548
Total liquid assets	$1,051,759	$937,302
Unencumbered liquid assets as % of total stockholders' equity	68.8%	61.0%
During the First Quarter we had average repo borrowings outstanding of $9.3 billion with an average cost of funds of 0.92%, and during the First Quarter of 2016 we had average repo borrowings and FHLBC Advances of $10.5 billion with an average cost of funds of 0.68%.  At March 31, 2017, repo borrowing financing was generally stable but at higher rates relative to the First Quarter of 2016. Repo borrowing rates were between 0.80% and 1.08% for 30-90 day repo borrowings during the First Quarter as compared to 0.55% and 0.88% for 30-90 day repo borrowings in the First Quarter of 2016.  The increase was a direct result of two separate 25 bps Fed Funds Rate hikes after the First Quarter of 2016, prior to the end of the First Quarter.
We diversify our funding across multiple counterparties and by counterparty region to limit our exposure to counterparty credit risk. As of March 31, 2017 and December 31, 2016, we had access to 51 and 50 counterparties, respectively, subject to certain conditions, located throughout North America, Europe and Asia. At March 31, 2017 and December 31, 2016 we had no FHLBC Advances outstanding. As of March 31, 2017 and December 31, 2016, repo borrowings with any individual counterparty were less than 7.6% and 7.1% of the Total Outstanding Borrowings, respectively. The table below includes a summary of our outstanding repo borrowings by number of counterparties and region as of March 31, 2017 and December 31, 2016:

	March 31, 2017
Counterparty Region	Number of Counterparties	Percent of Total Outstanding Borrowings
North America	21	57.7%
Europe	8	23.4%
Asia	5	18.9%
	34	100.0%

	December 31, 2016
Counterparty Region	Number of Counterparties	Percent of Total Outstanding Borrowings
North America	22	60.4%
Europe	8	22.8%
Asia	5	16.8%
	35	100.0%
Our repurchase agreements contain standard provisions and covenants as set forth in the standard master repurchase agreement published by the Securities Industry and Financial Markets Association. Our repurchase agreements generally require us to transfer additional securities to the counterparty if the value of the securities then held by the counterparty in the margin account falls below specified levels and contain events of default in cases where we or the counterparty breaches our respective obligations under the agreement.
The credit arrangement pursuant to which CYS Insurance maintained FHLBC Advances (the "FHLBC Arrangement") involved observance by CYS Insurance of the rules of FHLBC membership, subject to the FHLBC's credit policy, and was governed by the terms and conditions of a blanket security agreement, and the consent and guaranty of the Company.  The FHLBC Arrangement required CYS Insurance to transfer additional securities to the FHLBC if the value of the securities then held by the FHLBC fell below specified levels, and contained events of default in cases where we or the FHLBC breached our respective obligations under the FHLBC Arrangement.  An event of default or termination event under the FHLBC Arrangement would have given the FHLBC the option to terminate all FHLBC Advances existing with us and make any amount due by us to the FHLBC immediately payable.
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
We also pledge collateral for our interest rate swaps, caps, and forward purchase transactions. We will receive margin calls on these transactions when the value of the swap, cap or forward purchase transaction declines or when the value of any collateral pledged falls below a particular threshold level. All unrestricted cash and cash equivalents, plus any unpledged Agency RMBS or U.S. Treasuries, are available to satisfy margin calls.
An event of default or termination event under the standard master repurchase agreement would give our counterparty the option to terminate all repurchase transactions existing with us and make any amount due by us to the counterparty immediately payable.
For our short-term (less than one year) and long-term (more than one year) liquidity and capital resource requirements, we rely on the cash flow from operations, primarily monthly principal and interest payments to be received on our Agency RMBS. During the three months ended March 31, 2017 and 2016, we recorded $330.5 million and $348.5 million of principal repayments, respectively, and received $73.7 million and $82.0 million of interest payments, respectively. We held cash and cash equivalents of $0.6 million and $1.3 million at March 31, 2017 and December 31, 2016, respectively. For the three months ended March 31, 2017 and 2016, net cash provided by operating activities was $47.3 million and $36.2 million, respectively. For the three months ended March 31, 2017 and 2016, net cash provided by (used in) investing activities was $633.5 million and $750.4 million, respectively. For the three months ended March 31, 2017 and 2016, net cash provided by (used in) financing activities was $(681.5) million and $(790.2) million, respectively.
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
Our investment portfolio is comprised principally of highly-liquid Agency RMBS and U.S. Treasuries. We regularly monitor the creditworthiness of the U.S. government and the GSEs. While the U.S. government has had its credit rating downgraded in recent years by one of the credit rating agencies, we believe it remains one of the most secure creditors in the world as of March 31, 2017.
We may increase our capital resources by obtaining long-term credit facilities or making public or private offerings of equity or debt securities. Such financing will depend on market conditions for capital raises and for the investment of any proceeds. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations. On May 23, 2014, we filed an automatically effective shelf registration statement on Form S-3 with the SEC. We may offer and sell, from time to time, shares of common stock, preferred stock and debt securities in one or more offerings pursuant to the prospectus that is a part of the registration statement. As of March 31, 2017, we had not issued any shares of common stock, preferred stock or debt securities under the prospectus.
Another vehicle to raise capital is our Direct Share Purchase Program ("DSPP"), through which stockholders may purchase additional shares of common stock by reinvesting some or all of the cash dividends received on shares of common stock. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. We did not issue any shares under the DSPP during the three months ended March 31, 2017 and 2016. As of March 31, 2017 and December 31, 2016, there were approximately 4.1 million shares available for issuance under the DSPP.
For the three months ended March 31, 2017, we did not repurchase any shares of the Company's common stock. Accordingly, the Company was authorized to repurchase shares of its common stock approximating $155.5 million as of March 31, 2017 pursuant to its stock repurchase program. For the three months ended March 31, 2016, we repurchased 510,618 shares of the Company's common stock at a weighted-average purchase price of $7.82 per share, for an aggregate purchase price of approximately $4.0 million. Accordingly, the Company was authorized to repurchase shares of its common stock approximating $156.8 million as of March 31, 2016.
Quantitative and Qualitative Disclosures about Short-Term Borrowings
The following table is a summary of quantitative data about our repo borrowings and FHLBC Advances with initial maturities less than one year during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(In millions)	2017	2016
Outstanding at period end	$9,016	$10,307
Weighted-average rate at period end	0.98%	0.73%
Average outstanding during period (1)	$9,265	$10,493
Weighted-average rate during period	0.92%	0.68%
Largest month end balance during period	$9,692	$11,088

_______________

(1)	Calculated based on the average month end balance of repurchase agreements and FHLBC Advances with initial maturities less than one year.
The Company's borrowing rates were higher in the three months ended March 31, 2017 than in the corresponding three months ended March 31, 2016 due primarily to the FOMC raising the Fed Funds Rate by 25 bps during the fourth quarter of 2016, and again in the First Quarter. Overall we continue to experience a stable financing environment. During the three months ended March 31, 2016 CYS replaced $1.45 billion of FHLBC Advances with repo borrowings from its existing counterparties. From quarter to quarter, fluctuations occur in repo borrowings and FHLBC Advances that are fairly tightly correlated with the expansion and contraction of our investment portfolio. Though it varies by quarter, we generally maintain leverage between 6.4:1 and 7.2:1.
At March 31, 2017 and December 31, 2016, our amount at risk with any individual counterparty related to our repo borrowings was less than 2.6% of stockholders' equity.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of March 31, 2017 and December 31, 2016, the primary component of our market risk was interest rate risk, as described below. We do not seek to completely avoid risk because we believe that certain risks can be estimated based on historic experience. Accordingly, we manage these risks in an effort to earn the commensurate compensation required to take them and to maintain capital levels consistent with the risks we undertake.
Interest Rate Risk
We are subject to interest rate risk in connection with our investments in Debt Securities and our related debt obligations, which are generally repo borrowings and, prior to the February 19, 2016 effective date of the Final Rule, FHLBC Advances, of limited duration that are periodically refinanced at current market rates. We seek to manage this risk through utilization of derivative contracts, primarily interest rate swap and cap contracts.
Effect on Net Interest Income.  We fund our investments in long-term Agency RMBS collateralized by ARMs, hybrid ARMs and fixed rate mortgage loans with short-term repo borrowings and, prior to the February 19, 2016 effective date of the Final Rule, FHLBC Advances. During periods of rising interest rates, the borrowing costs associated with those Agency RMBS tend to increase while the income earned on such Agency RMBS (during the fixed rate component of such securities) may remain substantially unchanged, assuming a static portfolio. This results in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses.
We are a party to interest rate swap and cap contracts as of March 31, 2017 and December 31, 2016 described in detail under Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments" in this Quarterly Report.
Hedging techniques are partly based on assumed levels of prepayments of our Agency RMBS. If prepayments are slower or faster than assumed, the life of the Agency RMBS will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions.
Effect on Fair Value. Another component of interest rate risk is the effect changes in interest rates will have on the fair value of our assets, liabilities, and derivative instruments, which is discussed in further detail below.
We assess our interest rate risk primarily by estimating the duration of our assets and liabilities. Duration, in its simplest form, measures the market price volatility of financial instruments as interest rates change. We generally calculate duration using third-party financial models and empirical data. Different models and methodologies can produce different durations for the same securities.
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
Interest Rate Mismatch Risk
We intend to fund a substantial portion of our acquisitions of Agency RMBS with borrowings that, after the effect of hedging, have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of the Agency RMBS. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our Agency RMBS and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Therefore, our cost of funds would likely rise or fall faster than the rate of earnings on our assets. During periods of changing interest rates, such interest rate mismatches could adversely affect our financial condition, cash flows and results of operations. To manage interest rate mismatches, we may utilize the hedging strategies discussed above.
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
The following sensitivity analysis table estimates the impact of our interest rate-sensitive investments and repo borrowing liabilities on our net income, fair value of our assets, and change in stockholders' equity, exclusive of the effect of changes in fair value on our net income, at March 31, 2017 and December 31, 2016, assuming a static portfolio and an instantaneous increase and decrease in rates of 25, 50 and 75 bps:

March 31, 2017

Change in Interest Rates	Projected Change in Our Net Income (1)		Projected Change in the Fair Value of Our Assets (including hedging instruments) (1)	Projected Change in Stockholders' Equity
- 75 basis points	15.19%	(2)	0.57%	4.69%
- 50 basis points	11.81%	(2)	0.53%	4.40%
- 25 basis points	8.44%	(2)	0.33%	2.75%
+ 25 basis points	(8.44)%		(0.44)%	(3.68)%
+ 50 basis points	(16.87)%		(0.99)%	(8.20)%
+ 75 basis points	(25.31)%		(1.63)%	(13.46)%
December 31, 2016

Change in Interest Rates	Projected Change in Our Net Income		Projected Change in the Fair Value of Our Assets (including hedging instruments) (1)	Projected Change in Stockholders' Equity
- 75 basis points	19.81%	(2)	0.71%	5.78%
- 50 basis points	16.23%	(2)	0.63%	5.13%
- 25 basis points	12.20%	(2)	0.38%	3.10%
+ 25 basis points	(10.08)%		(0.47)%	(3.83)%
+ 50 basis points	(20.16)%		(1.01)%	(8.22)%
+ 75 basis points	(30.24)%		(1.63)%	(13.21)%
_____________

(1)	Analytics provided by The Yield Book® Software.

(2)
Given the historically low level of interest rates at March 31, 2017 and December 31, 2016, we reduced 3-month LIBOR and our repo borrowing rates by 25, 35 and 45 bps for the 25, 50, and 75 down net income scenarios at March 31, 2017, and 10, 20 and 30 bps, for the 25, 50, and 75 down net income scenarios at December 31, 2016. All other interest rate-sensitive instruments were calculated in accordance with the table.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term "disclosure controls and procedures,"

as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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

Item 1A. Risk Factors
There were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in our 2016 Annual Report. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

The following table summarizes the Company's purchases of shares of its common stock during the three months ended March 31, 2017 (dollars in thousands except per share data):

Period	Total Number of Shares Purchased [1]	Average Price Paid Per Share [1]	Dollar Value of Shares That May Yet Be Purchased [1]
January 1, 2017 - January 31, 2017	—	$—	$155,502
February 1, 2017 - February 28, 2017 (2)	—	—	155,502
March 1, 2017 - March 31, 2017	—	—	155,502
Total	—	$—
____________
1  The Company repurchases shares of its common stock in open-market transactions pursuant to its share repurchase program, which was authorized by its board of directors and publicly announced on July 21, 2014. Pursuant to this authority, the Company may repurchase shares of its common stock up to $250 million in aggregate value. Since July 21, 2014, the Company has repurchased approximately $94.5 million in aggregate value of its common stock, and accordingly, the Company was authorized to repurchase shares with an aggregate value of $155.5 million as of March 31, 2017.
2 Excludes 44,521 shares purchased during February 2017 at a weighted-average price per share of $7.80 to satisfy withholding obligations on the vesting of restricted shares. The price paid per share was the then closing price of our common stock on the New York Stock Exchange. These 44,521 shares are not included in "Dollar Value of Shares That May Yet Be Purchased".
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
None.
Item 6. Exhibits

(a)	Exhibits.

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Amendment and Restatement of CYS Investments, Inc.

3.2(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.3(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.4(3)	Articles of Amendment to the Articles of Amendment and Restatement

3.5(4)	Articles Supplementary of 7.75% Series A Cumulative Redeemable Preferred Stock

3.6(5)	Articles Supplementary of 7.50% Series B Cumulative Redeemable Preferred Stock

3.7(6)	Amended and Restated Bylaws of CYS Investments, Inc.

10.1(7)	2017 Incentive Compensation Plan

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 101.INS XBRL	Instance Document (8)

Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document (8)

Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (8)

Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (8)

Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document (8)

Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (8)
_________________
*    Filed herewith.
**    Furnished herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File No. 333-142236).

(2)	Incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 10, 2010.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2011.

(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2012.

(5)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2013.

(6)	Incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 10, 2012.

(7)	Incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission on February 17, 2017.

(8)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2017 (Unaudited) and December 31, 2016 (Derived from the audited balance sheet at December 31, 2016); (ii) Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2017 and 2016; (iii) Consolidated Statements of

Stockholders' Equity (Unaudited) for the three months ended March 31, 2017; (iv) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2017 and 2016; and (v) Notes to Consolidated Financial Statements (Unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYS INVESTMENTS, INC.

Dated: April 21, 2017	BY: /s/ JACK DECICCO
Jack DeCicco, CPA
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Articles of Amendment and Restatement of CYS Investments, Inc.

3.2(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.3(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.4(3)	Articles of Amendment to the Articles of Amendment and Restatement

3.5(4)	Articles Supplementary of 7.75% Series A Cumulative Redeemable Preferred Stock

3.6(5)	Articles Supplementary of 7.50% Series B Cumulative Redeemable Preferred Stock

3.7(6)	Amended and Restated Bylaws of CYS Investments, Inc.

10.1(7)	2017 Incentive Compensation Plan

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 101.INS XBRL	Instance Document (8)

Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document (8)

Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (8)

Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (8)

Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document (8)

Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (8)
__________________
 *     Filed herewith.
**    Furnished herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File No. 333-142236).

(2)	Incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 10, 2010.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2011.

(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2012.

(5)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2013.

(6)	Incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 10, 2012.

(7)	Incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission on February 17, 2017.

(8)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2017 (Unaudited) and December 31, 2016 (derived from the audited balance sheet at December 31, 2016); (ii) Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2017 and 2016; (iii) Consolidated Statements of Stockholders' Equity (Unaudited) for the three months ended March 31, 2017 and 2016; (iv) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2017 and 2016; and (v) Notes to Consolidated Financial Statements (Unaudited).