Form 10-Q
period 2017-06-30
CYS Investments, Inc.
filed 2017-07-27
CIK 1396446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	July 27, 2017
Common Stock ($0.01 par value)	151,751,482

PART I. Financial Information
Item 1.         Financial Statements
CYS INVESTMENTS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars and shares in thousands)

	June 30, 2017	December 31, 2016*
	(Unaudited)
Assets:
Cash and cash equivalents	$1,264	$1,260
Investments in securities, at fair value:
Agency mortgage-backed securities (including pledged assets of $9,834,904 and $10,233,165, respectively)	11,705,696	12,599,045
U.S. Treasury securities (including pledged assets of $24,841 and $44,469, respectively)	24,841	49,686
Receivable for securities sold and principal repayments	689	409,849
Receivable for cash pledged as collateral	—	600
Interest receivable	32,340	31,825
Derivative assets, at fair value	92,520	142,556
Other investments	8,028	8,028
Other assets	4,038	2,419
Total assets	$11,869,416	$13,245,268
Liabilities and stockholders' equity:
Liabilities:
Repurchase agreements	$9,370,845	$9,691,544
Payable for securities purchased	817,597	1,881,963
Payable for cash received as collateral	64,402	91,503
Accrued interest payable	28,810	27,908
Accrued expenses and other liabilities	3,045	6,170
Dividends payable	42,342	4,410
Derivative liabilities, at fair value	6,725	6,051
Total liabilities	$10,333,766	$11,709,549
Stockholders' equity:
Preferred Stock, $0.01 par value, 50,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock, (3,000 shares issued and outstanding, respectively, $75,000 in aggregate liquidation preference)	$72,369	$72,369
7.50% Series B Cumulative Redeemable Preferred Stock, (8,000 shares issued and outstanding, respectively, $200,000 in aggregate liquidation preference)	193,531	193,531
Common Stock, $0.01 par value, 500,000 shares authorized (151,731 and 151,435 shares issued and outstanding, respectively)	1,517	1,514
Additional paid in capital	1,946,856	1,944,908
Retained earnings (accumulated deficit)	(678,623)	(676,603)
Total stockholders' equity	$1,535,650	$1,535,719
Total liabilities and stockholders' equity	$11,869,416	$13,245,268
* Derived from audited consolidated financial statements.
See Notes to consolidated financial statements (unaudited).

CYS INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income:
Agency RMBS	$77,027	$74,176	$150,254	$155,499
Other	61	681	147	809
Total interest income	77,088	74,857	150,401	156,308
Interest expense:
Repurchase agreements	26,182	16,910	47,403	32,797
FHLBC Advances	—	1,777	—	3,835
Total interest expense	26,182	18,687	47,403	36,632
Net interest income	50,906	56,170	102,998	119,676
Other income (loss):
Net realized gain (loss) on investments	(19,831)	36,359	(85,875)	37,561
Net unrealized gain (loss) on investments	51,299	28,915	114,777	191,201
Net unrealized gain (loss) on FHLBC Advances	—	(448)	—	(1,299)
Other income	39	387	86	850
Net realized and unrealized gain (loss) on investments, FHLBC Advances and other income	31,507	65,213	28,988	228,313
Swap and cap interest expense	(8,434)	(14,779)	(16,761)	(33,177)
Net realized and unrealized gain (loss) on derivative instruments	(18,324)	(44,535)	(19,336)	(185,059)
Net gain (loss) on derivative instruments	(26,758)	(59,314)	(36,097)	(218,236)
Total other income (loss)	4,749	5,899	(7,109)	10,077
Expenses:
Compensation and benefits	3,004	3,565	6,780	7,430
General, administrative and other	2,426	2,294	4,864	4,782
Total expenses	5,430	5,859	11,644	12,212
Net income (loss)	$50,225	$56,210	$84,245	$117,541
Dividends on preferred stock	(5,203)	(5,203)	(10,406)	(10,406)
Net income (loss) available to common stockholders	$45,022	$51,007	$73,839	$107,135
Net income (loss) per common share basic & diluted	$0.30	$0.34	$0.49	$0.71
Dividends declared per common share	$0.25	$0.25	$0.50	$0.51

See Notes to consolidated financial statements (unaudited).

CYS INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(dollars in thousands)

	Cumulative Redeemable Preferred Stock
	Series A	Series B	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2015	$72,369	$193,531	$1,517	$1,946,419	$(519,222)	$1,694,614
Net income (loss)	—	—	—	—	117,541	117,541
Issuance of common stock	—	—	4	(4)	—	—
Amortization of share based compensation	—	—	—	2,023	—	2,023
Repurchase of common stock	—	—	(7)	(5,508)	—	(5,515)
Preferred dividends	—	—	—	—	(10,406)	(10,406)
Common dividends	—	—	—	—	(77,248)	(77,248)
Balance, June 30, 2016	$72,369	$193,531	$1,514	$1,942,930	$(489,335)	$1,721,009

Balance, December 31, 2016	$72,369	$193,531	$1,514	$1,944,908	$(676,603)	$1,535,719
Net income (loss)	—	—	—	—	84,245	84,245
Issuance of common stock	—	—	3	11	—	14
Amortization of share-based compensation	—	—	—	2,284	—	2,284
Repurchase of common stock	—	—	—	(347)	—	(347)
Preferred dividends	—	—	—	—	(10,406)	(10,406)
Common dividends	—	—	—	—	(75,859)	(75,859)
Balance, June 30, 2017	$72,369	$193,531	$1,517	$1,946,856	$(678,623)	$1,535,650

See Notes to consolidated financial statements (unaudited).

CYS INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$84,245	$117,541
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of share-based compensation	2,284	2,023
Amortization of premiums and discounts on investment securities	27,104	38,457
Amortization of premiums on interest rate cap contracts	8,750	8,750
Net realized (gain) loss on investments	85,875	(37,561)
Net unrealized (gain) loss on investments	(114,777)	(191,201)
Net unrealized (gain) loss on derivative instruments	41,960	148,883
Net unrealized (gain) loss on FHLBC Advances	—	1,299
Change in assets and liabilities:
Interest receivable	(515)	2,103
Other assets	(1,619)	(574)
Accrued interest payable	902	(12,281)
Accrued expenses and other liabilities	(3,125)	774
Net cash provided by (used in) operating activities	131,084	78,213
Cash flows from investing activities:
Purchase of available-for-sale investment securities	(4,494,384)	(7,253,953)
Proceeds from sale of available-for-sale investment securities	4,778,107	6,842,804
Proceeds from sale of other investments	—	19,000
Proceeds from paydowns of available-for-sale investment securities	636,269	865,015
Change in assets and liabilities:
Receivable for securities sold and principal repayments	409,160	1,083,337
Receivable for cash pledged as collateral	600	(75,558)
Payable for securities purchased	(1,064,366)	(823,355)
Payable for cash received as collateral	(27,101)	(13,708)
Net cash provided by (used in) investing activities	238,285	643,582
Cash flows from financing activities:
Proceeds from repurchase agreements	70,517,981	49,667,326
Repayments of repurchase agreements	(70,838,680)	(48,805,601)
Proceeds from FHLBC Advances	—	2,175,000
Repayments of FHLBC Advances	—	(3,700,000)
Net proceeds from issuance of common shares	14	—
Net payments from repurchase of common stock	(347)	(5,515)
Dividends paid	(48,333)	(49,805)
Net cash provided by (used in) financing activities	(369,365)	(718,595)
Net increase (decrease) in cash and cash equivalents	4	3,200
Cash and cash equivalents - Beginning of period	1,260	9,982
Cash and cash equivalents - End of period	$1,264	$13,182
Supplemental disclosures of cash flow information:
Interest paid (excluding interest paid on interest rate swaps)	$45,924	$37,549
Net interest paid on interest rate swaps	$8,587	$35,789
Income taxes paid	$1,499	$—
Supplemental disclosures of non-cash flow information:
Dividends declared, not paid	$42,342	$42,259
See Notes to consolidated financial statements (unaudited).

CYS INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017
These footnotes to our accompanying unaudited consolidated financial statements in this interim report should be read in conjunction with the footnotes to our Annual Report on Form 10-K, filed with the SEC on February 17, 2017 (the "2016 Annual Report").
1. ORGANIZATION
CYS Investments, Inc. (the "Company", "we", "us" or "our") was formed as a Maryland corporation on January 3, 2006, and commenced operations on February 10, 2006. The Company has elected to be taxed and intends to continue to qualify as a real estate investment trust ("REIT") and is required to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), with respect thereto. The Company primarily invests in residential mortgage-backed securities that are issued and the principal and interest of which are guaranteed by a federally chartered corporation ("Agency RMBS"), such as the Federal National Mortgage Association ("Fannie Mae") or the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or an agency of the U.S. government such as the Government National Mortgage Association ("Ginnie Mae"), and debt securities issued by the United States Department of Treasury ("U.S. Treasuries"). The Company's investment guidelines provide that the Company may also purchase collateralized mortgage obligations issued by a government agency or government-sponsored entity that are collateralized by Agency RMBS ("CMOs"), or securities issued by a government sponsored entity that are not backed by collateral but, in the case of government agencies, are backed by the full faith and credit of the U.S. government, and, in the case of government sponsored entities, are backed by the integrity and creditworthiness of the issuer ("U.S. Agency Debentures").
The Company’s common stock, Series A Cumulative Redeemable Preferred Stock, $25.00 liquidation preference (the "Series A Preferred Stock"), and Series B Cumulative Redeemable Preferred Stock, $25.00 liquidation preference (the "Series B Preferred Stock"), trade on the New York Stock Exchange under the symbols "CYS," "CYS PrA" and "CYS PrB," respectively.
In March 2015, our wholly-owned captive insurance subsidiary, CYS Insurance Services, LLC ("CYS Insurance"), was granted membership in the Federal Home Loan Bank ("FHLB") system, specifically in the FHLB of Cincinnati ("FHLBC"). Membership in the FHLBC obligated CYS Insurance to purchase FHLBC membership stock and activity stock, the latter being a percentage of the advances it obtained from the FHLBC. CYS Insurance sought both short-term advances ("Short-term FHLBC Advances") and long-term advances ("Long-term FHLBC Advances"), and collectively with Short-term FHLBC Advances ("FHLBC Advances") from the FHLBC. On January 12, 2016, the Federal Housing Finance Agency ("FHFA") issued a final rule (the "Final Rule") amending its regulations governing FHLBC Membership criteria for captive insurance companies. Under this Final Rule, which became effective on February 19, 2016, CYS Insurance's membership in the FHLBC was required to be terminated within one year of the effective date, it was not permitted to secure any new advances, and all FHLBC Advances were required to be repaid no later than February 19, 2017. The Company repaid all outstanding FHLBC Advances prior to September 30, 2016, and CYS Insurance's membership in the FHLBC was terminated on February 19, 2017.
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

Reclassification
Prior to January 1, 2016, FHLBC Advances were presented and disclosed separately on the consolidated balance sheet and interest expense on all FHLBC Advances was reported in the aggregate with interest expense on repurchase agreements.  Effective January 1, 2016, FHLBC Advances are presented on the balance sheet and disclosed in the aggregate, while interest expense on FHLBC Advances is reported separately from interest expense on repurchase agreements.  Prior periods have been reclassified to conform to the current period presentation.
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

Other Investments
CYS Insurance was a member of the FHLBC. As a condition of its membership in the FHLBC, CYS Insurance was required to maintain FHLBC stock, both for membership and for the level of advances from the FHLBC to CYS Insurance. The Company accounted for its investment in FHLBC stock as a cost method investment in "Other investments" in the accompanying consolidated balance sheets in accordance with ASC 325, Investments - Other. The Company periodically evaluated FHLBC stock for impairment in accordance with ASC 320-Investments-Debt and Equity Securities. Also included in other investments is a net investment in real estate that is recorded at fair value, inclusive of $3.7 million of corresponding mortgage debt, with changes in estimated fair value recognized in the accompanying Consolidated Statements of Operations.
Repurchase Agreements and FHLBC Advances
Prior to the Final Rule effective as of February 19, 2016, which precluded the Company from securing new FHLBC Advances, we entered into FHLBC Advances, some of which had an initial maturity of more than one year that were collateralized by the Company's Agency RMBS and U.S. Treasuries (collectively, "Debt Securities"). The Company chose to make a fair value election pursuant to ASC 825-Financial Instruments for FHLBC Advances with initial terms greater than one year and, therefore, this debt was recorded at fair market value in the accompanying consolidated balance sheets. The unpaid principal balance of FHLBC Advances with initial maturities less than one year generally approximated fair value due to the short-term nature of the instruments. We priced FHLBC Advances with an initial maturity greater than one year daily through a pricing service that used a discounted cash flow model to value the debt, and we periodically validated the prices we received through this process. Changes in the fair market value were recorded in current period earnings in the accompanying Consolidated Statements of Operations as a component of net unrealized gain (loss) on FHLBC Advances. Electing the fair value option permitted the Company to record changes in the fair value of FHLBC Advances along with that of our investments in the Consolidated Statements of Operations which, in management’s view, more appropriately reflect the results of operations for a particular reporting period as all income producing assets and liabilities are recognized in a consistent manner.
Borrowings under repurchase agreements ("repo borrowings") are, and FHLBC Advances were, collateralized by the Company’s Debt Securities. The Company’s repo borrowing counterparties are institutional dealers in fixed income securities and large financial institutions, and CYS Insurance's counterparty for FHLBC Advances was the FHLBC. Collateral pledged on repo borrowings is valued daily, and collateral that was pledged on FHLBC Advances was valued periodically, and our counterparties may require posting of additional collateral when the fair value of pledged collateral declines. Repo borrowing counterparties have, and the FHLBC had, the right to sell or repledge collateral pledged under repo borrowings and FHLBC Advances.
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
The Company's swaps and caps may be subject to a master netting arrangement ("MNA"), pursuant to which the Company may be exposed to credit loss in the event of non-performance by the counterparty to the swap or cap, limited to the fair value of collateral posted in excess of the fair value of the contract in a net liability position and the shortage of the fair value of collateral posted for the contract in a net asset position. As of June 30, 2017 and December 31, 2016, the Company did not anticipate non-performance by any counterparty. Should interest rates move contrary to the Company's expectations, the Company may not achieve the anticipated benefits of the interest rate swap or cap and may realize a loss.

While the Company's derivative agreements generally permit netting or setting-off derivative assets and liabilities with the counterparty, the Company reports derivative assets and liabilities on a gross basis in the accompanying consolidated balance sheets. Derivatives are accounted for in accordance with ASC 815 which requires recognition of all derivatives as either assets or liabilities at fair value in the accompanying consolidated balance sheets with changes in fair value recognized in the accompanying Consolidated Statements of Operations in "Net realized and unrealized gain (loss) on derivative instruments". Cash receipts and payments related to derivative instruments are classified in the accompanying Consolidated Statements of Cash Flows in accordance with GAAP in both the operating and investing activities sections.
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
ASU 2017-09 Compensation - Stock Compensation (Topic 718); Scope of Modification Accounting
On May 10, 2017, the FASB issued ASU 2017-09, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718, (Compensation - Stock Compensation). Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification.

Effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017.

Early adoption is permitted, including adoption in any interim period.

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
Not expected to have a significant impact on the consolidated financial statements.
ASU 2016-02 Leases (Topic 842)	The amendments require lessees to recognize a right-of-use asset and a liability to make lease payments in the balance sheets for most leases. The accounting for lessors is largely unchanged.	January 1, 2019 (early adoption permitted).	Not expected to have a significant impact on the consolidated financial statements.
ASU 2016-01 Financial Instruments - Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities	The amendments address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.	January 1, 2018 (early adoption permitted for a provision related to presentation of instrument-specific credit risk of liabilities accounted for under the fair value option).	Not expected to have a significant impact on the consolidated financial statements.

3. INVESTMENTS IN SECURITIES
The available-for-sale portfolio consisted of the following as of June 30, 2017 and December 31, 2016 (in thousands):

June 30, 2017
Asset Type	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Fannie Mae Certificates
Fixed Rate	$8,986,881	$(21,649)	$41,581	$9,006,813
ARMs	243,346	(1,303)	1,413	243,456
Total Fannie Mae	9,230,227	(22,952)	42,994	9,250,269
Freddie Mac Certificates
Fixed Rate	2,355,189	(11,091)	11,281	2,355,379
ARMs	67,314	(147)	482	67,649
Total Freddie Mac	2,422,503	(11,238)	11,763	2,423,028
Ginnie Mae Certificates
Fixed Rate	1,745	(51)	—	1,694
ARMs	30,304	—	401	30,705
Ginnie Mae Certificates - ARMs	32,049	(51)	401	32,399
Total Agency RMBS	11,684,779	(34,241)	55,158	11,705,696
U.S. Treasuries	24,984	(143)	—	24,841
Total	$11,709,763	$(34,384)	$55,158	$11,730,537

December 31, 2016
Asset Type	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Fannie Mae Certificates
Fixed Rate	$9,505,262	$(81,783)	$36,622	$9,460,101
ARMs	301,029	(2,668)	1,571	299,932
Total Fannie Mae	9,806,291	(84,451)	38,193	9,760,033
Freddie Mac Certificates
Fixed Rate	2,799,604	(55,624)	7,659	2,751,639
ARMs	50,641	(514)	606	50,733
Total Freddie Mac	2,850,245	(56,138)	8,265	2,802,372
Ginnie Mae Certificates
Fixed Rate	1,856	(54)	—	1,802
ARMs	34,390	—	448	34,838
Total Ginnie Mae	36,246	(54)	448	36,640
Total Agency RMBS	12,692,782	(140,643)	46,906	12,599,045
U.S. Treasuries	49,952	(266)	—	49,686
Total	$12,742,734	$(140,909)	$46,906	$12,648,731
The following table presents the gross unrealized loss and fair values of our available-for-sale investments by length of time that such securities have been in a continuous unrealized loss position as of June 30, 2017 and December 31, 2016 (in thousands):

	Unrealized loss positions
	Less than 12 Months		Greater than 12 months		Total
As of	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
June 30, 2017	$4,711,452	$(34,384)	$—	$—	$4,711,452	$(34,384)
December 31, 2016	9,264,265	(140,909)	—	—	9,264,265	(140,909)

The following table summarizes the Company’s available-for-sale investments as of June 30, 2017 and December 31, 2016, according to their estimated remaining weighted-average maturity classifications:

	June 30, 2017		December 31, 2016
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$24,841	$24,984	$—	$—
Greater than one year through five years	6,877,266	6,849,276	3,765,037	3,744,614
Greater than five years through ten years	4,828,430	4,835,503	8,864,309	8,978,537
Greater than ten years	—	—	19,385	19,583
Total	$11,730,537	$11,709,763	$12,648,731	$12,742,734
The following table summarizes our net realized gain (loss) from the sale of available-for-sale investments for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Available-for-sale investments, at cost	$1,265,490	$5,408,055	$4,863,982	$6,805,243
Proceeds from sale of available-for-sale investments	1,245,659	5,444,414	4,778,107	6,842,804
Net realized gain (loss) on sale of available-for-sale investments	$(19,831)	$36,359	(85,875)	37,561

Gross gain on sale of available-for-sale investments	$2,270	$36,743	10,873	42,126
Gross (loss) on sale of available-for-sale investments	(22,101)	(384)	(96,748)	(4,565)
Net realized gain (loss) on sale of available-for-sale investments	$(19,831)	$36,359	$(85,875)	$37,561
The components of the carrying value of available-for-sale securities at June 30, 2017 and December 31, 2016 are presented below. A premium purchase price is generally due to the average coupon interest rates on these investments being higher than prevailing market rates; similarly, a discount purchase price is generally due to the average coupon interest rate on these investments being lower than prevailing market rates.

(in thousands)	June 30, 2017	December 31, 2016
Principal balance	$11,341,310	$12,285,204
Unamortized premium	368,542	458,709
Unamortized discount	(89)	(1,179)
Gross unrealized gains	55,158	46,906
Gross unrealized losses	(34,384)	(140,909)
Fair value	$11,730,537	$12,648,731
As of June 30, 2017, the weighted-average coupon interest rate on the Company's Agency RMBS and U.S. Treasuries was 3.46% and 0.63%, respectively. As of December 31, 2016, the weighted-average coupon interest rate on the Company's Agency RMBS and U.S. Treasuries was 3.37% and 0.63%, respectively. Actual maturities of Agency RMBS are generally shorter than their stated contractual maturities (which range up to 30 years), because they are affected by the contractual lives of the underlying mortgages, periodic payments and principal prepayments.

Credit Risk
The Company believes it has minimal exposure to credit losses on its Debt Securities at June 30, 2017 and December 31, 2016. Principal and interest payments on Agency RMBS are guaranteed by Freddie Mac and Fannie Mae, while principal and interest payments on Ginnie Mae RMBS and U.S. Treasuries are backed by the full faith and credit of the U.S. government. Since September 2008, both Freddie Mac and Fannie Mae have operated in the conservatorship of the U.S. government. As of June 30, 2017, S&P maintained its AA+ rating for the U.S. government, while Fitch and Moody's rated the U.S. government AAA and Aaa, respectively. Since Fannie Mae and Freddie Mac are in U.S. government conservatorship, the implied credit ratings of Agency RMBS are similarly rated.
4. DERIVATIVE INSTRUMENTS
The Company enters into swaps and caps as part of its efforts to manage its interest rate exposure. The Company had the following activity in interest rate swap and cap transactions during the three and six months ended June 30, 2017 and 2016 (in thousands):

June 30, 2017			June 30, 2016
Trade Date	Transaction	Notional	Trade Date	Transaction	Notional
April 2017	Terminated	(500,000)	January 2016	Terminated	$(500,000)
April 2017	Opened	500,000	May 2016	Terminated	(2,200,000)
May 2017	Terminated	(500,000)	May 2016	Opened	1,700,000
May 2017	Opened	500,000	Net Decrease		$(1,000,000)
June 2017	Opened	100,000
Net Increase		$100,000

As of June 30, 2017 and December 31, 2016, the Company had pledged Debt Securities with a fair value of $58.1 million and $72.5 million, respectively, as collateral on swaps and caps. As of June 30, 2017 and December 31, 2016, the Company had no cash pledged as collateral on swaps and caps. As of June 30, 2017, the Company had Agency RMBS and U.S. Treasuries of $9.1 million and cash of $64.4 million pledged to it as collateral for its derivative instruments. As of December 31, 2016, the Company had Agency RMBS and U.S. Treasuries of $33.0 million and cash of $90.8 million pledged to it as collateral for its derivative instruments. The table below summarizes information about our derivative and other hedging instrument assets and liabilities as of June 30, 2017 and December 31, 2016 (in thousands):

		June 30, 2017		December 31, 2016
Derivative and Other Hedging Instruments - Assets	Consolidated Balance Sheets	Notional	Fair Value	Notional	Fair Value
Interest Rate Swaps	Derivative assets, at fair value	$5,550,000	$64,513	$6,450,000	$80,608
Interest Rate Caps	Derivative assets, at fair value	2,500,000	27,731	2,500,000	42,532
TBA Derivatives	Derivative assets, at fair value	255,600	276	2,417,000	19,416
Total derivative assets at fair value		$8,305,600	$92,520	$11,367,000	$142,556

Derivative and Other Hedging Instruments - Liabilities	Consolidated Balance Sheets	Notional	Fair Value	Notional	Fair Value
Interest Rate Swaps	Derivative liabilities, at fair value	$1,000,000	$(883)	$—	$—
Interest Rate Caps	Derivative liabilities, at fair value	—	—	—	—
TBA Derivatives	Derivative liabilities, at fair value	1,486,850	(5,842)	1,870,000	(6,051)
Total derivative liabilities at fair value		$2,486,850	$(6,725)	$1,870,000	$(6,051)

The average notional value of the Company's TBA Derivatives during the three and six months ended June 30, 2017 was $1.7 billion and $1.6 billion, respectively. The average notional value of the Company's TBA Derivatives during the three and six months ended June 30, 2016 was $1.1 billion and $1.3 billion, respectively. The average notional value of the Company's swaps and caps during the three and six months ended June 30, 2017 was $9.0 billion. The average notional value of the Company's swaps and caps during the three and six months ended June 30, 2016 was $9.7 billion and $9.9 billion, respectively.
The following table presents information about the net realized and unrealized gain (loss) on swap, cap and TBA Derivatives for the three and six months ended June 30, 2017 and 2016 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument Type	Location of Gain (Loss) on Derivative Instruments	2017	2016	2017	2016
Interest rate swaps and caps	Swap and cap interest expense	$(8,434)	$(14,779)	$(16,761)	$(33,177)
Interest rate swaps, caps and TBA Derivatives	Net realized and unrealized gain (loss) on derivative instruments	(18,324)	(44,535)	(19,336)	(185,059)
Interest rate swaps, caps and TBA Derivatives	Net gain (loss) on derivative instruments	$(26,758)	$(59,314)	$(36,097)	$(218,236)

The swap and cap notional was $9.1 billion at June 30, 2017 compared to $9.0 billion at December 31, 2016, and respectively 97% and 92% of our repo borrowings at June 30, 2017 and December 31, 2016.
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
Certain information with respect to the Company’s repo borrowings outstanding at the balance sheet dates is summarized in the table below.

(in thousands)	June 30, 2017	December 31, 2016
Outstanding repurchase agreements	$9,370,845	$9,691,544
Interest accrued thereon	$17,649	$16,170
Weighted-average borrowing rate	1.23%	0.89%
Weighted-average remaining maturity (in days)	79.9	53.3
Fair value of pledged collateral(1)	$9,798,063	$10,198,641
 __________________

(1)	Collateral for repo borrowings consists of Agency RMBS and U.S. Treasuries.
The following table presents the remaining contractual maturity of repo borrowings by collateral type as of June 30, 2017 and December 31, 2016 (in thousands):

	Remaining contractual maturity
June 30, 2017	Up to 30 days	30-90 days	Greater than 90 days	Total
Agency RMBS	$3,399,706	$3,114,492	$2,856,647	$9,370,845
Total	$3,399,706	$3,114,492	$2,856,647	$9,370,845

December 31, 2016
Agency RMBS	$4,113,286	$3,694,937	$1,883,321	$9,691,544
Total	$4,113,286	$3,694,937	$1,883,321	$9,691,544

At June 30, 2017 and December 31, 2016, our amount at risk with any individual counterparty related to our repo borrowings was less than 2.2% and 2.6% of stockholders' equity, respectively. The amount at risk is defined as the excess of the fair value of the securities, including accrued interest, and cash, pledged to secure the repurchase agreement, over the amount of the repurchase agreement liability adjusted for accrued interest.
Prior to the issuance of the Final Rule, pursuant to the FHLBC terms and conditions of membership and applicable credit policies, CYS Insurance was able to obtain FHLBC Advances, secured by eligible collateral, including, but not limited to, residential mortgage-backed securities. As a direct result of the Final Rule, all FHLBC Advances were required to be repaid on or before February 19, 2017. The Company repaid all of its remaining FHLBC Advances prior to September 30, 2016.
6. PLEDGED ASSETS
Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under repo borrowings, and derivative instruments by type, including securities pledged related to securities purchased or sold but not yet settled, as of June 30, 2017 and December 31, 2016 (in thousands):

June 30, 2017
Asset Type	Repurchase Agreements	Derivative Instruments*	Forward Settling Trades (TBAs)	Total
Agency RMBS - fair value	$9,798,173	$34,751	$1,980	$9,834,904
U.S. Treasuries - fair value	301	26,126	—	26,427
Accrued interest on pledged securities	27,233	91	10	27,334
Cash	—	—	—	—
Total	$9,825,707	$60,968	$1,990	$9,888,665

December 31, 2016
Asset Type	Repurchase Agreements	Derivative Instruments*	Forward Settling Trades (TBAs)	Total
Agency RMBS - fair value	$10,197,244	$33,311	$2,610	$10,233,165
U.S. Treasuries - fair value	1,398	45,730	—	47,128
Accrued interest on pledged securities	27,730	87	7	27,824
Cash	—	600	—	600
Total	$10,226,372	$79,728	$2,617	$10,308,717
______________
* Includes amounts related to TBA Derivatives.

Assets Pledged from Counterparties
If the estimated fair value of our investment securities pledged as collateral increases due to changes in interest rates or other factors, we may require counterparties to return collateral to us, which may be in the form of identical or similar securities, or cash. As of June 30, 2017 and December 31, 2016, we had assets pledged to us as collateral under our repurchase agreements, derivative agreements and TBAs as summarized in the tables below (in thousands):

June 30, 2017
Asset Type	Repurchase Agreements	Derivative Instruments*	Forward Settling Trades (TBAs)	Total
Agency RMBS - fair value	$—	$—	$—	$—
U.S. Treasuries - fair value	411	9,115	—	9,526
Accrued interest on pledged securities	2	38	—	40
Cash	—	64,402	—	64,402
Total	$413	$73,555	$—	$73,968

December 31, 2016
Asset Type	Repurchase Agreements	Derivative Instruments*	Forward Settling Trades (TBAs)	Total
Agency RMBS - fair value	$—	$3,016	$1,293	$4,309
U.S. Treasuries - fair value	—	29,937	—	29,937
Accrued interest on pledged securities	—	1,788	4	1,792
Cash	—	90,779	724	91,503
Total	$—	$125,520	$2,021	$127,541
______________
* Includes amounts related to TBA Derivatives.
Cash collateral received is not restricted as to use and is recognized in "Cash and cash equivalents" with a corresponding amount recognized in "Payable for cash received as collateral" in the accompanying consolidated balance sheets. The Company's collateral received in the form of securities from counterparties is disclosed in Note 4, Derivative Instruments.
The Company’s Master Repurchase Agreements ("MRAs"), Master Securities Forward Transaction Agreements ("MSFTA") and ISDA Master Agreements ("ISDAs", and together with MRAs, the “Master Agreements”) generally provide (unless specified otherwise) that the Company may sell, pledge, rehypothecate, assign, invest, use, commingle, dispose of, or otherwise use in its business any posted collateral it holds, free from any claim or right of any nature whatsoever of the counterparty.  MSFTAs govern the considerations and factors surrounding the settlement of certain forward settling transactions, TBAs and secured borrowing transactions by and between the Company and our counterparties. As of June 30, 2017, $9.5 million of assets were pledged to the Company under the Master Agreements, of which $1.6 million were repledged by the Company to other counterparties at June 30, 2017. As of December 31, 2016, $34.2 million of assets were pledged to the Company under the Master Agreements, of which $2.7 million were repledged by the Company to other counterparties at December 31, 2016. Since title to these assets remain with the counterparty under the Master Agreements, these assets are not reflected in the accompanying consolidated balance sheets.
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

At June 30, 2017 and December 31, 2016, the Company's derivative assets and liabilities (by type) are as follows (in thousands):

June 30, 2017	Assets	Liabilities
Interest rate swap contracts	$64,513	$883
Interest rate cap contracts	27,731	—
TBA derivatives	276	5,842
Total derivative assets and liabilities	92,520	6,725
Derivatives not subject to a Master Netting Agreement	61,620	455
Total assets and liabilities subject to a Master Netting Agreement	$30,900	$6,270

December 31, 2016	Assets	Liabilities
Interest rate swap contracts	$80,608	$—
Interest rate cap contracts	42,532	—
TBA derivatives	19,416	6,051
Total derivative assets and liabilities	142,556	6,051
Derivatives not subject to a Master Netting Agreement	75,033	—
Total assets and liabilities subject to a Master Netting Agreement	$67,523	$6,051
Below are summaries of the Company's assets and liabilities subject to offsetting provisions (in thousands):

Assets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of	Description	Amount of Assets Presented in the Consolidated Balance Sheets	Instruments Available for Offset	Collateral Received(1)	Net Amount(2)
June 30, 2017	Derivative assets	$30,900	$704	$26,452	$3,744
December 31, 2016	Derivative assets	67,523	3,145	49,801	14,577

Liabilities			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of	Description	Amount of Liabilities Presented in the Consolidated Balance Sheets	Instruments Available for Offset	Collateral Pledged(1)	Net Amount(2)
June 30, 2017	Derivative liabilities	$6,270	$704	$5,566	$—
June 30, 2017	Repurchase agreements and FHLBC Advances	9,370,845	—	9,370,845	—
December 31, 2016	Derivative liabilities	6,051	3,145	2,906	—
December 31, 2016	Repurchase agreements and FHLBC Advances	9,691,544	—	9,691,544	—
______________

(1)	Collateral consists of Agency RMBS, U.S. Treasuries and Cash and cash equivalents. Excess collateral pledged is not shown for financial reporting purposes.

(2)	Net amount represents the net amount receivable from (in the case of assets) and payable to (in the case of liabilities) the counterparty in the event of default.

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
"Other investments" is comprised of our investment in FHLBC stock and our net investment in a real estate asset at fair value, inclusive of the corresponding $3.7 million and $3.8 million of mortgage debt at June 30, 2017 and December 31, 2016, respectively. Investment in real estate is considered to be a Level 3 asset to which we periodically apply valuation techniques and/or impairment analysis.
The following tables provide a summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis, as of June 30, 2017 and December 31, 2016 (in thousands):

June 30, 2017	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Agency RMBS	$—	$11,705,696	$—	$11,705,696
U.S. Treasuries	24,841	—	—	24,841
Derivative assets	—	92,520	—	92,520
Other investments	—	—	8,028	8,028
Total	$24,841	$11,798,216	$8,028	$11,831,085
Liabilities
Derivative liabilities	—	6,725	—	6,725
Total	$—	$6,725	$—	$6,725

December 31, 2016	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Agency RMBS	$—	$12,599,045	$—	$12,599,045
U.S. Treasuries	49,686	—	—	49,686
Derivative assets	—	142,556	—	142,556
Other investments	—	—	8,028	8,028
Total	$49,686	$12,741,601	$8,028	$12,799,315
Liabilities
FHLBC Advances	—	—	—	—
Derivative liabilities	—	6,051	—	6,051
Total	$—	$6,051	$—	$6,051
The table below presents a reconciliation of changes in Other investments classified as Level 3 and measured at fair value on a recurring basis in the accompanying consolidated balance sheets for the three months ended June 30, 2017 and 2016.

Level 3 Fair Value Reconciliation
(In thousands)	Three and Six Months Ended June 30,
Other investments	2017	2016
Beginning balance Level 3 assets	$8,028	$8,028
Change in net unrealized gain (loss)	—	—
Gross purchases	—	—
Gross sales	—	—
Net gain (loss) on sales	—	—
Transfers into (out of) Level 3	—	—
Ending balance Level 3 assets	$8,028	$8,028

The fair value of our net investment in a real estate asset is primarily derived internally, and is based on inputs observed from sales transactions of similar assets. We also rely on available industry information about capitalization rates and expected trends in rents and occupancy in determining estimates of the fair value of real estate.  The significant unobservable input used in the fair value measurement of our net investment in real estate is the capitalization rate, which the Company estimated to be between 4.0% and 4.9% at June 30, 2017 and December 31, 2016.

8. STOCKHOLDERS' EQUITY
The Company has authorized 500,000,000 shares of common stock having a par value of $0.01 per share. As of June 30, 2017 and December 31, 2016, the Company had issued and outstanding 151,731,146 and 151,434,917 shares of common stock, respectively.
The Company has authorized 50,000,000 shares of preferred stock having a par value of $0.01 per share. As of June 30, 2017 and December 31, 2016, 3,000,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock ($25.00

liquidation preference) were issued and outstanding. As of June 30, 2017 and December 31, 2016, 8,000,000 shares of 7.50% Series B Cumulative Redeemable Preferred Stock ($25.00 liquidation preference) were issued and outstanding. The Series A Preferred Stock and Series B Preferred Stock are not redeemable before August 3, 2017 and April 30, 2018, respectively, except under circumstances where it is necessary to preserve the Company's qualification as a REIT, for federal income tax purposes, or the occurrence of a change of control. On or after August 3, 2017 and April 30, 2018, the Company may, at its option, redeem any or all of the shares of the Series A Preferred Stock and Series B Preferred Stock, respectively, at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the respective redemption date. The Series A Preferred Stock and Series B Preferred Stock have no stated maturity, and are not subject to a sinking fund requirement or mandatory redemption.
Equity Offerings
On May 22, 2017, the Company filed an automatically effective shelf registration statement on Form S-3 with the SEC (the "Registration Statement"). The Company may offer and sell, from time to time, shares of common stock, preferred stock and debt securities in one or more offerings pursuant to the prospectus that is a part of the registration statement. As of June 30, 2017, the Company had not issued any shares of common stock, preferred stock or debt securities under the Registration Statement.
Dividend Reinvestment and Direct Stock Purchase Plan ("DSPP")
The Company sponsors a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of common stock by reinvesting some or all cash dividends received on shares of common stock. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the respective plan prospectus. For the six months ended June 30, 2017 the Company issued 1,618 shares for net proceeds of $14 thousand. For the six months ended June 30, 2016 the Company did not issue any shares under the DSPP. As of June 30, 2017 and December 31, 2016, there were approximately 4.1 million shares available for issuance under the DSPP.
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
For the six months ended June 30, 2017, we did not repurchase any shares of the Company's common stock. For the six months ended June 30, 2016, we repurchased 673,166 shares of the Company's common stock at a weighted-average purchase price of $7.85, for an aggregate purchase price of approximately $5.3 million. Accordingly, the Company was authorized to repurchase shares of its common stock of approximately $155.5 million as of June 30, 2017 and June 30, 2016.
Restricted Stock Awards
For the six months ended June 30, 2017 and 2016, the Company granted 339,132 and 357,349 shares of restricted stock, respectively, to certain of its directors, officers and employees.

9. EARNINGS PER SHARE
Components of the computation of basic and diluted earnings per share ("EPS") are as follows (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$50,225	$56,210	$84,245	$117,541
Less dividends on preferred shares	(5,203)	(5,203)	(10,406)	(10,406)
Net income (loss) available to common stockholders	45,022	51,007	73,839	107,135
Less dividends paid:
Common shares	(37,700)	(37,587)	(75,394)	(76,713)
Unvested shares	(232)	(262)	(465)	(534)
Undistributed earnings (loss)	7,090	13,158	(2,020)	29,888
Basic weighted-average shares outstanding:
Common shares	150,800	150,405	150,691	150,591
Basic earnings (loss) per common share:
Distributed earnings	$0.25	$0.25	$0.50	$0.51
Undistributed earnings (loss)	0.05	0.09	(0.01)	0.20
Basic earnings (loss) per common share	$0.30	$0.34	$0.49	$0.71
Diluted weighted-average shares outstanding:
Common shares	150,800	150,405	150,691	150,591
Net effect of dilutive stock options (1)	—	—	—	—
	150,800	150,405	150,691	150,591
Diluted earnings (loss) per common share:
Distributed earnings	$0.25	$0.25	$0.50	$0.51
Undistributed earnings	0.05	0.09	(0.01)	0.20
Diluted earnings (loss) per common share	$0.30	$0.34	$0.49	$0.71
__________________

(1)	For the three and six months ended June 30, 2017 and 2016, the Company had no stock options outstanding.

10. COMMITMENTS AND CONTINGENCIES
The Company enters into certain agreements that contain a variety of indemnifications, principally with broker-dealers. As of June 30, 2017 and December 31, 2016, no claims have been asserted against the Company under these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2017 and December 31, 2016.

The Company occupied leased office space for which the term expired on June 30, 2016. In September 2015, the Company entered into a new lease agreement with a commencement date of January 1, 2016, and an estimated rent commencement date of July 1, 2016 (the "New Lease"). The New Lease has an initial term of 84 months from the rent commencement date. All leases have been classified as operating leases. The Company’s aggregate future minimum lease payments total approximately $2.3 million.  The following table details the lease payments (in thousands):

Years Ending December 31,	Lease Commitments
2017 (remaining)	$179
2018	363
2019	373
2020	383
2021	393
Thereafter	606
$2,297
11. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through July 27, 2017, the date these financial statements were issued, and determined that no events have occurred that would require adjustments to or disclosures in the accompanying unaudited consolidated financial statements.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

CYS Investments, Inc. (the "Company", "we", "us", or "our") is a specialty finance company created with the objective of achieving consistent risk-adjusted investment income. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide the reader of the Company’s unaudited consolidated financial statements and accompanying notes with a narrative of management's perspective on the business underlying those financial statements and its financial condition and results of operations during the periods presented. The Company’s MD&A is comprised of the following sections:

•	Forward-Looking Statements,

•	Executive Overview,

•	Trends and Recent Market Activity,

•	Financial Condition,

•	Results of Operations,

•	Off-Balance Sheet Arrangements,

•	Liquidity and Capital Resources,

•	Quantitative and Qualitative Disclosures about Short-Term Borrowings, and

•	Inflation
The following information should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in Item 1 of this Quarterly Report on SEC Form 10-Q ("Quarterly Report"), as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 17, 2017 (the "2016 Annual Report").
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

•
the effect of actual or proposed actions of the U.S. Federal Reserve (the "Fed"), the Federal Housing Finance Agency (the "FHFA") and the Fed Open Market Committee (the "FOMC") with respect to monetary policy, interest rates, inflation, unemployment or reducing the purchase of assets by the Fed;

•	the effect of regulations that prevent or restrict the use of Agency RMBS or U.S. Treasuries as collateral for borrowings;

•	the supply and availability of Agency RMBS;

•	the effect of increased prepayment rates on the value of our assets;

•	our ability to convert our assets into cash and cash equivalents or extend the financing terms related to our assets;

•	the effect of widening credit spreads or shifts in the yield curve on the value of our assets and investment strategy;

•	the types of indebtedness we may incur;

•	our ability to achieve anticipated benefits from interest rate swaps and caps;

•	our ability to quantify risks based on historical experience;

•	our ability to be taxed as a real estate investment trust ("REIT") and to maintain an exemption from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act");

•	the tax limitations of capital loss carryforwards;

•	our assessment of counterparty risk and/or the rise of counterparty defaults;

•	our ability to meet short-term liquidity requirements with our cash flow from operations and borrowings;

•	the effect of rising interest rates on unemployment, inflation and mortgage supply and demand;

•	our liquidity;

•	changes in our investment guidelines and the composition of our investment portfolio;

•	our asset valuation policies; and

•	our dividend distribution policy.

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors could cause actual results to vary from our forward-looking statements:

•	the factors referenced in this Quarterly Report;

•	changes in our investment, financing and hedging strategies;

•	the liquidity of our portfolio and our ability to borrow to finance our assets;

•	the adequacy of our cash flow from operations and borrowings to meet our short- and long-term liquidity requirements;

•	unanticipated changes in our industry, interest rates, the credit markets, the general economy or the real estate market;

•	changes in interest rates and the market value of our Agency RMBS;

•	changes in the prepayment rates on the mortgage loans underlying our Agency RMBS;

•	actions by the U.S. government or the Fed that impact the value of our Agency RMBS, interest rates or the economy;

•	changes in regulations affecting our business;

•	changes in the U.S. government's credit rating or ability to pay its debts;

•	our ability to maintain our qualification as a REIT for federal income tax purposes;

•	our ability to maintain our exemption from registration under the Investment Company Act and the availability of such exemption in the future; and

•	risks associated with investing in real estate assets, including changes in business conditions and the general economy.

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
We earn income from our investment portfolio which, as of June 30, 2017, was comprised principally of the Company's Agency RMBS and U.S. Treasuries (collectively, the "Debt Securities"). We finance our investments primarily through borrowings under repurchase agreements ("repo borrowings"), and, prior to the effective date of the Final Rule (as defined below) on February 19, 2016, FHLBC Advances (see further discussion below). Our economic net interest income, a non-GAAP measure, described in "Results of Operations" below, is generated primarily from the net spread, or difference, between the interest income we earn on our investment portfolio and the cost of our borrowings and hedging activities. The amount of economic net interest income we earn on our investments depends in part on our ability to control our financing costs, which comprise a significant portion of our operating expenses. Economic interest expense is comprised of interest expense, as computed in accordance with GAAP, plus swap and cap interest expense used to hedge our cost of funds, a component of net gain (loss) on derivative instruments in the Company’s Consolidated Statements of Operations. The Company uses interest rate swaps to manage its exposure to changes in interest rates on its interest bearing liabilities by economically hedging cash flows associated with these borrowings. Presenting the contractual interest payments on interest rate swaps and caps with the interest paid on interest-bearing liabilities reflects the total contractual interest payments. This presentation depicts the economic cost of our financing strategy. Although we leverage our portfolio investments in Debt Securities to seek to enhance our potential returns, leverage also may exacerbate losses.
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
In March 2015, our captive insurance subsidiary, CYS Insurance Services, LLC ("CYS Insurance"), was granted membership in the FHLBC and commenced obtaining FHLBC Advances from the FHLBC in the form of secured borrowings. Membership in the FHLBC permitted CYS Insurance to access a variety of products and services offered by the FHLBC, and obligated CYS Insurance to purchase FHLBC membership and activity stock, the latter being a percentage of the advances it obtained from the FHLBC. As with our repo borrowings, if the value of any assets pledged to the FHLBC as collateral for advances decreased, the FHLBC could require posting of additional collateral. On January 12, 2016, the FHFA issued a final rule (the "Final Rule") amending its regulations governing FHLBC Membership criteria for captive insurance companies. The Final Rule defines "insurance company" to exclude "captive insurers". Under this Final Rule, which became effective on February 19, 2016, CYS Insurance's membership in the FHLBC was required to terminate within one year of the effective date and it was not permitted to secure any new advances. In response to this action, the Company repaid all of its outstanding FHLBC Advances prior to September of 2016. CYS Insurance's membership in the FHLBC was terminated on February 19, 2017.
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
Trends and Recent Market Activity
Overview

The second quarter of 2017 ("Second Quarter") presented global political and financial news that was similar to 2016 but resulted in comparatively diminished market reactions in the Second Quarter. In 2017, the elections in France had the potential for significant changes to the structure of the European Union (the "EU"), potentially even more significant than the United Kingdom's vote to exit in the EU in 2016 ("Brexit"). In both cases, markets reacted long before the elections and the U.S. bond markets had the task of pricing for the growth and inflation effects of the elections' ultimate outcomes. In 2017, however, markets had the advantage of learning from the Brexit vote and recognized that the implications may not be as severe as previously thought. Specifically, in the Second Quarter, the yield on the 10-year U.S. Treasury traded in a 29 basis points ("bps") range, as compared to the second quarter of 2016 where it traded in a 48 bps range. This is in line with recent market trends where volatility has been steadily dropping, equity prices slowly moving higher, and interest rates trading within a narrower range than recent prior quarters. The expectation of more muted market reactions seems likely to continue until and unless there is a meaningful shift in underlying global economic conditions or to the structure of global financial institutions. In the Second Quarter, equity markets continued to advance incrementally and only down shifted briefly in mid-May on potentially incriminating news relating to the Trump administration. Over much of the Second Quarter, the U.S. bond market dropped in yield. However, by the end of the quarter, as the markets reacted to modestly more hawkish comments by the European Central Bank and Bank of England, the 10-year U.S. Treasury yield moved slightly higher and closed the quarter with just a 9 bps decrease over the quarter.

In the U.S., the Fed continues its path of normalizing interest rate policy. Having raised the target federal funds rate (the "Fed Funds Rate") in March 2017, as generally expected, they raised again in June 2017. Additionally, they have begun to communicate how the Fed intends to slow their large scale asset purchases and ultimately reduce the size of the Fed’s balance sheet. In the Fed’s May minutes, the FOMC proposed a plan under which it might set a gradually increasing set of monthly caps, or limits, on the amount of U.S. Treasuries and agency securities that may be reinvested. FOMC Chair Janet Yellen further detailed the committee plans for balance sheet tapering in the June 2017 meeting. Thus, reinvestment levels should be reduced predictably over time. Markets appeared to take the balance sheet normalization news in stride as it was clear the process should be extremely gradual and transparent in nature.
With the Fed slowly raising short-term interest rates and volatility in long-term rates greatly diminished, the latter half of the Second Quarter was characterized by a slowly flattening yield curve. The 2s-10s U.S. Treasury spread fell 22 bps from the beginning of the quarter, ending the Second Quarter at 92 bps.
While the 10-year U.S. Treasury yield fell 9 bps to 2.30% during the Second Quarter, the 5-year U.S. Treasury yield dropped 3 bps to 1.89%. Correspondingly, the prices of Agency RMBS increased marginally. For example, the price of 30-year FNMA 3.5% Agency RMBS increased from $102.36 on March 31, 2017 to $102.67 at June 30, 2017, while the price of 15-year FNMA 3.0% Agency RMBS increased from $102.55 on March 31, 2017 to $102.61 on June 30, 2017. On the financing side of our business, we continued to benefit from an abundance of cash in government money market funds which seeks short-term government collateral and repo. This supply dynamic has moderated repo rates.
Over the past four quarters, interest rates have steadily risen while we have produced an attractive 13.4% total shareholder return, compared to the Aggregate Bond Index of (0.31%). Notably, despite three separate 25 bps Fed rate hikes, financing costs have only risen approximately 55 bps and the yield on the 10-year U.S. Treasury has risen 83 bps. While some may believe these are bearish conditions for our industry, we have navigated through this environment and been able to increase our interest spread net of hedge by 14 bps.
Looking forward, markets will be watching carefully for clues about who the Trump administration might nominate as the next Fed Chairperson, as well as several other important posts on the FOMC. Chair Yellen’s term is set to expire in February 2018. Discussions surrounding the debt ceiling, fiscal stimulus programs, tax reform, budget/fiscal policy and trade policy changes will also continue to impact markets.
Government Activity
We cannot be certain if any housing and/or mortgage-related legislation will emerge from, or be approved by Congress in the next six to twelve months, and, if so, what the effect of any such legislation may be on our business.
Recent CYS Activity in Response to These Trends
In response to the conditions in and changes to the environment described above, we continue to monitor, reposition, and actively manage our investment portfolio, the structure of our borrowings and our hedge positions. During the first quarter of 2017 (the "First Quarter") we continued to sell lower yielding, and purchase higher yielding, Agency RMBS resulting in an increase in the average yield and simultaneous decrease in the weighted average amortized cost of our Debt Securities portfolio, which we continued to benefit from this activity throughout the Second Quarter and expect to continue benefiting from this portfolio repositioning in future quarters. During the Second Quarter, we moderately reduced our 15-year Agency RMBS holdings and increased our 30-year Agency RMBS holdings. We experienced a 0.6% decline in the weighted average 1-month prepayment speeds during the Second Quarter to 7.5% from 8.1% in the First Quarter. The decline in prepayment speeds, coupled with additional portfolio repositioning resulted in a 15 bps increase in the average yield on Debt Securities during the Second Quarter to 2.86% from 2.71% in the First Quarter.

During the Second Quarter we also took advantage of the decline in swap rates and opportunistically repositioned a portion of our hedge portfolio by replacing an existing $1 billion in notional amount of shorter dated swaps maturing in less than six months with an equal amount of 7-year, cancelable-in-one-year, swaps. We also incrementally added $100 million notional of 10-year swaps. We continued to benefit from an increase in 3-month LIBOR during the Second Quarter, resulting in a 13 bps increase in the receive-leg of our swaps. In addition, during the Second Quarter, 3-month LIBOR exceeded the cap rate of 1.25%

on two of our interest rate caps, making them cash flow positive. Two additional caps are expected to begin cash-flowing in the third quarter of 2017 when the respective rates are scheduled to reset. After repositioning and increasing the duration and size of our hedge portfolio, we experienced an 8 bps decrease in the net swap and cap pay rate during the Second Quarter to 41 bps from 49 bps in the First Quarter.

Financial Condition
Our Agency RMBS were purchased at a net premium to their face value generally due to the average interest rates on these investments being higher than the prevailing market rates at the time of purchase. Inclusive of TBA Derivatives, as of June 30, 2017 and December 31, 2016, we had approximately $403.3 million and $452.3 million, respectively, of net unamortized premium included in the cost basis of our investments. TBA Agency RMBS, including those accounted for as derivatives, are included in the table below on a gross basis. Our Debt Securities portfolio, including TBA Derivatives, consisted of the following:

(dollars in thousands)				Weighted-Average
Coupon	Face Value	Fair Value	Amortized Cost Basis per Face Value	Loan Balance (1)	Loan Age (in months)(1)	3 Month CPR(1)(2)	Duration(3)
June 30, 2017
15-Year Agency Mortgage-Backed Securities
2.5%	$345,631	$347,745	$102.51	$183	8	3.2%	4.24
3.0%	2,633,493	2,705,292	102.45	272	24	7.9	3.23
TBA 3.0% *	256,200	262,953	102.93	n/a	n/a	n/a	3.27
3.5%	640,603	667,784	102.65	204	61	13.5	2.68
4.0%	94,007	98,859	100.99	168	76	18.5	2.49
4.5%	12,641	13,399	102.13	242	89	12.6	1.85
Subtotal	3,982,575	4,096,032	102.48	249	30	8.8	3.21
20-Year Agency Mortgage-Backed Securities
4.5%	35,368	38,034	102.61	205	83	13.9	2.32
30-Year Agency Mortgage-Backed Securities
3.0%	1,671	1,694	104.45	132	49	17.5	5.25
3.5%	4,334,591	4,457,596	103.04	333	9	4.5	4.61
TBA 3.5%*	693,050	711,630	103.03	n/a	n/a	n/a	4.23
4.0%	2,084,400	2,197,885	104.94	294	21	9.0	3.10
TBA 4.0%*	582,000	611,546	105.50	n/a	n/a	n/a	3.12
4.5%	101,715	110,041	106.55	281	74	17.8	2.49
Subtotal	7,797,427	8,090,392	103.77	319	14	6.2	4.04
Agency RMBS Hybrid ARMs
3.0%(5)	332,190	341,811	102.64	315	44	19.5	2.07
Subtotal Agency RMBS	12,147,560	12,566,269	103.32	294	21	7.5	3.71
U.S. Treasuries
0.6%	25,000	24,841	99.94	n/a	n/a	n/a	0.99
Total	$12,172,560	$12,591,110	$103.31	$294	21	7.5%	3.70

(dollars in thousands)				Weighted-Average
Coupon	Face Value	Fair Value	Amortized Cost Basis per Face Value	Loan Balance (1)	Loan Age (in months)(1)	3 Month CPR(1)(2)	Duration(3)

December 31, 2016
15-Year Agency RMBS
2.5%	$1,046,887	$1,049,504	$102.78	$276	4	5.4%	3.94
TBA 2.5%(4)*	(400,000)	(400,633)	99.73	n/a	n/a	n/a	3.75
3.0%	2,540,786	2,610,678	102.68	$263	27	13.0	3.03
TBA 3.0%*	200,000	205,174	102.86	n/a	n/a	n/a	2.83
3.5%	813,323	849,549	102.98	215	52	14.6	2.52
4.0%	108,173	114,207	101.03	167	70	14.7	2.27
4.5%	14,439	15,256	102.23	240	83	19.3	1.79
Subtotal	4,323,608	4,443,735	103.00	255	27	12.4	3.05
20-Year Agency RMBS
4.5%	39,328	42,348	102.66	209	77	19.6	2.16
30-Year Agency RMBS
3.0%	1,776	1,802	104.51	130	43	0.2	4.69
3.5%	4,934,357	5,062,330	104.48	338	8	9.5	4.48
TBA 3.5%*	383,000	392,293	102.58	n/a	n/a	n/a	4.10
4.0%	1,247,116	1,314,969	104.93	244	30	22.0	3.30
TBA 4.0%*	500,000	524,869	104.50	n/a	n/a	n/a	2.95
4.5%	113,274	122,361	106.63	282	68	21.7	2.32
Subtotal	7,179,523	7,418,624	104.34	319	13	13.1	4.12
Agency RMBS Hybrid ARMs
2.8%(5)	375,745	385,502	102.74	322	30	21.3	2.16
Subtotal Agency RMBS	11,918,204	12,290,209	103.80	293	20	13.1	3.66
U.S. Treasuries
0.6%	50,000	49,686	99.90	n/a	n/a	n/a	1.48
Total	$11,968,204	$12,339,895	$103.78	$293	20	13.1%	3.66
__________________

(1)	TBAs are excluded from this calculation as they do not have a defined weighted-average loan balance or age until mortgages have been assigned to the pool.

(2)
The Constant Prepayment Rate ("CPR") represents the 3-month CPR of the Company’s Agency RMBS held at June 30, 2017 and December 31, 2016. The CPR experienced by the Company during the period may differ. Securities with no prepayment history are excluded from this calculation.

(3)
Duration measures the market price volatility of financial instruments as interest rates change, using Dollar Value of One Basis Point, or "DV01", methodology. We generally calculate duration using various third-party financial models and empirical data. Different models and methodologies can produce different estimates of duration for the same securities. Duration estimates in the table are calculated utilizing Yield Book® software and may reflect adjustments based on our judgment.

(4)	Includes $400.6 million of forward settling transactions at December 31, 2016.

(5)	Coupon represents the weighted-average coupon of Agency Hybrid ARMs.

*	Includes TBA Derivatives with a fair value of $0.9 billion and $(308.8) million at June 30, 2017 and December 31, 2016, respectively.

In July 2017, the monthly weighted-average experienced CPR of the Company's Debt Securities increased to 10.0% from 8.3% in June 2017.

Hedging Instruments

The Company utilizes interest rate swap and cap contracts (a "swap" or "cap", respectively) to hedge the interest rate risk associated with the financing of our Debt Securities portfolio. As of June 30, 2017, the Company held swaps with an aggregate notional of approximately $6.6 billion, a weighted-average fixed rate of 1.48%, and a weighted-average maturity of 3.6 years. This compares with interest rate swaps with a notional amount of $6.5 billion, a weighted-average fixed rate of 1.23%, and a weighted-average maturity of 3.0 years at December 31, 2016. The receive rate on the Company's swaps is the 3-month LIBOR. At June 30, 2017, the Company held caps with a notional of $2.5 billion, a weighted-average cap rate of 1.28%, and a weighted-average maturity of 2.5 years. This compares with interest rate caps with a notional amount of $2.5 billion, a weighted-average fixed rate of 1.28%, and a weighted-average maturity of 3.0 years at December 31, 2016.
Below is a summary of our interest rate swaps and caps as of June 30, 2017 and December 31, 2016:

			Weighted-Average
June 30, 2017	Number of Contracts	Notional (000's)	Rate	Maturity	Duration	Fair Value (000's)
Interest Rate Swaps	19	$6,550,000	1.48%	February 2021	(2.82)	$63,630
Interest Rate Caps	5	2,500,000	1.28%	January 2020	(1.94)	27,731
	24	$9,050,000	1.43%	October 2020	(2.57)	$91,361

December 31, 2016
Interest Rate Swaps	17	$6,450,000	1.23%	January 2020	(2.72)	$80,608
Interest Rate Caps	5	2,500,000	1.28%	January 2020	(1.94)	42,532
	22	$8,950,000	1.24%	January 2020	(2.50)	$123,140
Our swap and cap notional was $9.05 billion and $8.95 billion at June 30, 2017 and December 31, 2016, respectively, resulting in a hedge ratio of 97% at June 30, 2017, compared to 92% at December 31, 2016.
The Company does not consider TBA Derivatives to be hedging instruments.

Liabilities
We finance our assets through repo borrowings, and prior to the February 19, 2016 effective date of the Final Rule, FHLBC Advances. Repo borrowings and FHLBC Advances are secured by our assets and generally bear interest rates that have historically moved in close relationship to LIBOR. At June 30, 2017 and December 31, 2016, we had liabilities pursuant to repo borrowings with 35 counterparties which are summarized below (dollars in thousands):

June 30, 2017			Weighted-Average
Original Days to Maturity by Collateral Type	Repo Borrowings Outstanding	Percentage of Total	Interest Rate	Remaining Days to Maturity	Original Days to Maturity
Agency RMBS
≤ 30 Days	$1,671,694	18%	1.35%	13	24
> 30 to ≤ 60 Days	874,678	9%	1.28%	19	41
> 60 Days	6,824,473	73%	1.20%	104	178
Subtotal	$9,370,845	100%	1.23%	80	138

December 31, 2016			Weighted-Average
Original Days to Maturity by Collateral Type	Repo Borrowings Outstanding	Percentage of Total	Interest Rate	Remaining Days to Maturity	Original Days to Maturity
Agency RMBS
≤ 30 Days	$651,032	7%	0.83%	5	11
> 30 to ≤ 60 Days	1,135,428	12%	0.89%	16	45
> 60 Days	7,905,084	81%	0.90%	63	139
Total	$9,691,544	100%	0.89%	53	119
In addition, as of June 30, 2017 and December 31, 2016, we had an aggregate payable for securities purchased, a portion of which will be financed through repo borrowings, as summarized below (in thousands).

June 30, 2017
Settle Date	Face Value	Payable
July 2017	$511,692	$532,832
August 2017	75,000	76,870
September 2017	200,000	207,895
	$786,692	$817,597

December 31, 2016
Settle Date	Face Value	Payable
January 2017	$1,376,248	$1,418,658
February 2017	450,045	463,305
	$1,826,293	$1,881,963

Summary Financial Data

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2017	2016	2017	2016
Income Statement Data:
Interest income	$77,088	$74,857	$150,401	$156,308
Interest expense	26,182	18,687	47,403	36,632
Net interest income	50,906	56,170	102,998	119,676
Other income (loss):
Net realized and unrealized gain (loss) on investments, FHLBC Advances and other income	31,507	65,213	28,988	228,313
Net gain (loss) on derivative instruments	(26,758)	(59,314)	(36,097)	(218,236)
Total other income (loss)	4,749	5,899	(7,109)	10,077
Expenses:
Compensation and benefits	3,004	3,565	6,780	7,430
General, administrative and other	2,426	2,294	4,864	4,782
Total expenses	5,430	5,859	11,644	12,212
Net income (loss)	$50,225	$56,210	$84,245	$117,541
Dividends on preferred stock	(5,203)	(5,203)	(10,406)	(10,406)
Net income (loss) available to common stockholders	$45,022	$51,007	$73,839	$107,135
Net income (loss) per common share basic & diluted	$0.30	$0.34	$0.49	$0.71
Dividends per common share	$0.25	$0.25	$0.50	$0.51

Key Balance Sheet Metrics
Average settled Debt Securities (1)	$10,796,064	$11,887,351	$10,841,813	$11,913,005
Average total Debt Securities (2)	$12,479,401	$13,230,800	$12,484,228	$13,097,446
Average repurchase agreements and FHLBC Advances (3)	$9,276,572	$10,412,784	$9,306,968	$10,473,530
Average Debt Securities liabilities (4)	$10,959,909	$11,756,233	$10,949,383	$11,657,971
Average stockholders' equity (5)	$1,550,906	$1,725,879	$1,547,562	$1,722,046
Average common shares outstanding (6)	151,729	151,452	151,651	151,620
Leverage ratio (at period end) (7)	7.20:1	6.91:1	7.20:1	6.91:1
Hedge Ratio (8)	97%	91%	97%	91%
Book value per common share (at period end) (9)	$8.31	$9.55	$8.31	$9.55

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2017	2016	2017	2016
Weighted-average amortized cost of Agency RMBS and U.S. Treasuries (10)	$103.31	$103.42	$103.31	$103.42

Key Performance Metrics*
Average yield on settled Debt Securities (11)	2.86%	2.52%	2.77%	2.62%
Average yield on total Debt Securities including Drop Income (12)	2.75%	2.50%	2.70%	2.61%
Average cost of funds (13)	1.13%	0.72%	1.02%	0.70%
Average cost of funds and hedge (14)	1.49%	1.29%	1.38%	1.33%
Adjusted average cost of funds and hedge (15)	1.26%	1.14%	1.17%	1.20%
Interest rate spread net of hedge (16)	1.37%	1.23%	1.39%	1.29%
Interest rate spread net of hedge including Drop Income (17)	1.49%	1.36%	1.53%	1.41%
Operating expense ratio (18)	1.40%	1.36%	1.50%	1.42%
Total stockholder return on common equity (19)	3.63%	3.59%	5.76%	7.48%
CPR (weighted-average experienced 1-month) (20)	7.5%	12.9%	7.8%	10.2%
___________

(1)	The average settled Debt Securities is calculated by averaging the month end cost basis of settled Debt Securities during the period.

(2)	The average total Debt Securities is calculated by averaging the month end cost basis of total Debt Securities and all TBA contracts during the period.

(3)	The average repurchase agreements and FHLBC Advances are calculated by averaging the month-end repurchase agreements and FHLBC Advances balances during the period.

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

(12)
The average yield on total Debt Securities including Drop Income for the period is calculated by dividing total interest income plus Drop Income by average total Debt Securities. Drop Income was $8.7 million and $8.0 million for the three months ended June 30, 2017 and 2016, respectively. Drop Income was $18.1 million and $14.3 million for the six months ended June 30, 2017 and 2016, respectively. Drop Income is a component of our net realized and unrealized gain (loss) on investments and net realized and unrealized gain (loss) on derivative instruments in the accompanying unaudited Consolidated Statements of Operations. Drop Income is the difference between the spot price and the forward settlement price for the same security on trade date. This difference is also the economic equivalent of the assumed net interest margin (yield minus financing costs) of the bond from trade date to settlement date. We derive Drop Income through utilization of forward settling transactions.

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

(18)	The operating expense ratio for the period is calculated by dividing operating expenses by average stockholders' equity.

(19)	The total stockholder return on common equity is calculated as the change in book value plus dividend distributions on common stock divided by book value at the beginning of the period.

(20)	The CPR represents the weighted-average 1-month CPR of the Company's Agency RMBS during the period.

*	All percentages are annualized except total stockholder return on common equity.

Core Earnings
"Core Earnings" represents a non-GAAP financial measure and is defined as net income (loss) available to common stockholders excluding net realized and unrealized gain (loss) on investments and derivative instruments and net unrealized gain (loss) on FHLBC Advances. Management uses Core Earnings to evaluate the effective yield of the portfolio after operating expenses. The Company believes that providing users of the Company's financial information with such measures, in addition to the related GAAP measures, gives investors greater transparency and insight into the information used by the Company's management in its financial and operational decision-making.
The primary limitation associated with Core Earnings as a measure of our financial performance over any period is that it excludes the effects of net realized and unrealized gain (loss) on investments and derivative instruments, and net unrealized gain (loss) on FHLBC Advances. In addition, our presentation of Core Earnings may not be comparable to similarly-titled measures used by other companies, which may employ different calculations. As a result, Core Earnings should not be considered a substitute for our GAAP net income (loss) as a measure of our financial performance or any measure of our liquidity under GAAP.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Non-GAAP Reconciliation:	2017	2016	2017	2016
Net income (loss) available to common stockholders	$45,022	$51,007	$73,839	$107,135
Net realized (gain) loss on investments	19,831	(36,359)	85,875	(37,561)
Net unrealized (gain) loss on investments	(51,299)	(28,915)	(114,777)	(191,201)
Net realized and unrealized (gain) loss on derivative instruments	18,324	44,535	19,336	185,059
Net unrealized (gain) loss on FHLBC Advances	—	448	—	1,299
Core Earnings	$31,878	$30,716	$64,273	$64,731
Results of Operations
Our Economic Net Interest Income, a non-GAAP measure, is generated primarily from the net spread, or difference, between the interest income we earn on our investment portfolio and the cost of our borrowings and hedging activities. The amount of Economic Net Interest Income we earn on our investments depends in part on our ability to control our financing costs, which comprise a significant portion of our operating expenses. Economic Interest Expense consists of interest expense, as computed in accordance with GAAP, plus swap and cap interest expense used to hedge our cost of funds, a component of net gain (loss) on derivative instruments in the Company's Consolidated Statements of Operations. The Company uses interest rate swaps to manage its exposure to changes in interest rates on its interest bearing liabilities by economically hedging cash flows associated with these borrowings. Presenting the contractual interest payments on interest rate swaps and caps with the interest paid on interest-bearing liabilities reflects the Company's total contractual interest payments. Economic Interest Expense depicts the economic cost of our financing strategy. We present the non-GAAP measures Economic Interest Expense, and Economic Net Interest Income to provide an economic measure of our interest income net of borrowing and hedge expense, and economic interest expense, which management uses to evaluate the Company's investments portfolio. We believe that providing users of our financial information with such measures in addition to the related GAAP measures gives users additional transparency into the information used by our management in its financial and operational decision-making, and that it is meaningful information to consider in addition to the related GAAP measure as these measures reflects the net economic interest income earned and cost of financing and hedging our investment portfolio.
The following table provides GAAP measures of interest expense and net interest income and details with respect to reconciling these line items on a non-GAAP basis for each respective period.

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Total interest expense	$26,182	$18,687	$7,495	40.1%
Swap and cap interest expense	8,434	14,779	(6,345)	(42.9)%
Economic interest expense	$34,616	$33,466	$1,150	3.4%

Net interest income	$50,906	$56,170	$(5,264)	(9.4)%
Swap and cap interest expense	8,434	14,779	(6,345)	(42.9)%
Economic net interest income	$42,472	$41,391	$1,081	2.6%

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Total interest expense	$47,403	$36,632	$10,771	29.4%
Swap and cap interest expense	16,761	33,177	(16,416)	(49.5)%
Economic interest expense	$64,164	$69,809	$(5,645)	(8.1)%

Net interest income	$102,998	$119,676	$(16,678)	(13.9)%
Swap and cap interest expense	16,761	33,177	(16,416)	(49.5)%
Economic net interest income	$86,237	$86,499	$(262)	(0.3)%
Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Net Income (Loss)
Net income available to common stockholders decreased $6.0 million to $45.0 million for the three months ended June 30, 2017, compared to net income of $51.0 million for the three months ended June 30, 2016 (the "Second Quarter of 2016"), primarily due to (i) a $33.8 million decrease in net realized and unrealized gain on investments and (ii) a $7.5 million increase in total interest expense, offset by (i) a $26.2 million decrease in net realized and unrealized loss on derivative instruments, (ii) a $6.4 million decrease in swap and cap interest expense, and (iii) a $2.2 million increase in total interest income. The major components that make up the net decrease in net income available to common stockholders during the Second Quarter as compared to the Second Quarter of 2016 are described in more detail below.
Interest Income and Asset Yield
Our principal source of income is interest income that we earn on our investment securities portfolio. Interest income, which consists primarily of interest income on Debt Securities, increased by $2.2 million to $77.1 million for the Second Quarter, as compared to $74.9 million for the Second Quarter of 2016. Our interest income increased as a result of an increase in the average yield on settled Debt Securities to 2.86% at June 30, 2017 from 2.52% at June 30, 2016, offset by a decrease in average settled Debt Securities to $10.8 billion in the Second Quarter from $11.9 billion in the Second Quarter of 2016, as further illustrated below (in thousands):

Change in Size		Change in Yield		Change in Size & Yield
Change in average settled	$(1,091,287)	Change in average yield	0.34%	Change in average settled	$(1,091,287)
Q2 2016 average annualized yield	2.52%	Q2 2016 average settled	$11,887,351	Change in average yield	0.34%
Quarterly change	$(6,872)	Quarterly change	$10,023	Quarterly change	$(920)
				Total change	$2,231
The increase in the average yield during the Second Quarter as compared to the Second Quarter of 2016 largely resulted from a decrease in prepayment speeds. The Second Quarter weighted-average experienced CPR decreased to 7.5% compared to 12.9% for the Second Quarter of 2016 . Amortization expense decreased by $10.0 million to $12.6 million during the Second Quarter from $22.6 million in the Second Quarter of 2016 as a direct result of the decrease in CPR, coupled with a decrease in the average settled Debt Securities.

Economic Interest Expense and Cost of Funds
Economic interest expense for the Second Quarter, which consists of interest expense from repo borrowings, swap and cap contracts, and FHLBC Advances (solely as it relates to the Second Quarter of 2016), increased $1.1 million to $34.6 million from $33.5 million for the three months ended June 30, 2016. Interest expense from repo borrowings and FHLBC Advances increased by $7.5 million to $26.2 million for the Second Quarter from $18.7 million for the Second Quarter of 2016 due to a higher cost of funds, largely resulting from three separate 25 bps Fed rate hikes during the comparable period. As a result, our weighted-average cost of funds rose to 1.13% in the Second Quarter from 0.72% in the Second Quarter of 2016. The net increase in interest expense was partially offset by a decrease in our average repo borrowings and FHLBC Advances to $9.3 billion for the Second Quarter from $10.4 billion for the Second Quarter of 2016. The decrease in average repo borrowings and FHLBC Advances was consistent with the decrease in average settled Debt Securities during the Second Quarter as compared to the Second Quarter of 2016. The table below illustrates the result of changes to the average amount of repurchase agreements and FHLBC Advances outstanding and the related rates on interest expense during the three months ended June 30, 2017 and 2016 (in thousands):

Change in Size		Change in Rate		Change in Size & Yield
Change in average outstanding	$(1,136,212)	Change in average rate	0.41%	Change in average outstanding	$(1,136,212)
2016 average rate	0.72%	2016 average outstanding	$10,412,784	Change in average rate	0.41%
Quarterly change	$(2,039)	Quarterly change	$10,702	Quarterly change	$(1,168)
				Total change	$7,495
Swap and cap interest expense decreased by $6.4 million to $8.4 million in the Second Quarter, compared to $14.8 million in the Second Quarter of 2016. The decrease in swap and cap interest expense was primarily attributable to an increase in 3-month LIBOR, the receive leg of our swaps, combined with a decrease in the average aggregate swap and cap notional by $0.7 billion to $9.0 billion in the Second Quarter from $9.7 billion in the Second Quarter of 2016. 3-month LIBOR increased to 1.30% at June 30, 2017 from 0.65% at June 30, 2016, driving the decrease in the weighted-average swap and cap net pay rate to 0.38% in the Second Quarter from 0.61% in the Second Quarter of 2016, as further illustrated in the table below (in thousands):

Change in Size		Change in Swap and Cap Net Pay Rate		Change in Size & Rate
Change in average notional outstanding	$(725,000)	Change in average rate	(0.23)%	Change in average notional outstanding	$(725,000)
2016 average rate	0.61%	2016 average notional outstanding	$9,700,000	Change in average rate	(0.23)%
Quarterly change	$(1,104)	Quarterly change	$(5,664)	Quarterly change	$423
				Total change	$(6,345)
Our annualized weighted-average cost of funds including hedge was 1.49% for the Second Quarter, as compared to 1.29% for the Second Quarter of 2016. The increase in the weighted average cost of funds including hedge is largely attributable to the increase in cost of funds, partially offset by the decrease in the swap and cap net pay rate, as further described above. The components of our cost of funds and hedging are (i) rates on our repo borrowings and FHLBC Advances ("Total Outstanding Borrowings"), (ii) rates on our swaps and caps, (iii) the size of our Total Outstanding Borrowings, and (iv) the total notional amount of our swaps and caps.
Economic Net Interest Income
Our economic net interest income for the Second Quarter was $42.5 million, and our interest rate spread, net of hedge, was 1.37%, compared to economic net interest income of $41.4 million and an interest rate spread, net of hedge, of 1.23% for the Second Quarter of 2016. The increase in our economic net interest income was principally due to the $6.3 million decrease in swap and cap interest expense and $2.2 million increase in total interest income, offset by the $7.5 million increase in interest expense further described above. While our economic net interest income is influenced significantly by the size of our portfolio and overall interest rate levels, we believe our interest rate spread net of hedge is an important performance indicator.
Other Income (Loss)
For the Second Quarter, our total other income (loss) was $4.7 million compared to $5.9 million for the Second Quarter of 2016. The key components contributing to the change in total other income (loss) are discussed in more detail below.

Net Realized and Unrealized Gain (Loss) on Investments and Drop Income
During the Second Quarter, our net realized and unrealized gain (loss) on investments decreased by $33.8 million to a net gain of $31.5 million, compared to a net gain of $65.3 million for the Second Quarter of 2016 in response to a smaller decrease in bond yields and corresponding decrease in the price of Agency RMBS during the Second Quarter as compared to the Second Quarter of 2016. To illustrate, during the Second Quarter, the 10-year U.S. Treasury yield decreased by 9 bps, ending the quarter at 2.30% compared to a 30 bps decrease during the Second Quarter of 2016, or 1.47% as of June 30, 2016. During the Second Quarter, the price of a 15-year 3.0% Agency RMBS increased $0.06 to $102.61, and during the Second Quarter of 2016, the price increased $0.34 to $104.86. Furthermore, during the Second Quarter, the price of a 30-year 3.5% Agency RMBS increased $0.31 to $102.67, and during the Second Quarter of 2016, the price increased $0.63 to $105.55.
During the three months ended June 30, 2017 and 2016, we generated Drop Income of approximately $8.7 million and $8.0 million, respectively. The higher Drop Income during the Second Quarter was primarily due to higher volumes of forward settling transactions from which we derive Drop Income. During the Second Quarter, the average gross balance in the combined TBA Securities and TBA Derivatives portfolio was $1.7 billion, a $0.4 billion increase compared to the average gross balance of $1.3 billion for the Second Quarter of 2016. Drop Income is a component of our net realized and unrealized gain (loss) on investments and our net realized and unrealized gain (loss) on derivative instruments in the accompanying unaudited Consolidated Statements of Operations and is therefore excluded from Core Earnings. Drop Income is the difference between the spot price and the forward settlement price for the same Agency RMBS on the trade date. This difference is also the economic equivalent of the assumed interest rate spread net of hedge (yield less financing costs) of the Agency RMBS from trade date to settlement date. The Company derives Drop Income through utilization of forward settling transactions of Agency RMBS.
Net Gain (Loss) on Derivative Instruments
Net gain (loss) on derivative instruments is comprised of net swap and cap interest expense and net realized and unrealized gain (loss) on derivative instruments. Net realized and unrealized gain (loss) on derivative instruments was $(18.3) million (comprised of $(28.4) million net realized and unrealized loss on swap and cap contracts, and $10.1 million net realized and unrealized gain on TBA Derivatives) in the Second Quarter, compared to $(44.5) million (comprised of $(51.0) million net realized and unrealized loss on swap and cap contracts, and $6.5 million net realized and unrealized gain on TBA Derivatives) for the Second Quarter of 2016. As previously noted, during the Second Quarter we repositioned a portion of the hedge portfolio by terminating and replacing swaps with a $1 billion notional and short remaining life with an equal amount of 7-year, cancelable-in-one-year, swaps, in addition to incrementally adding $100 million notional of 10-year swaps. Terminating the aforementioned hedges resulted in a realized gain of $1.8 million during the Second Quarter. The change in net realized and unrealized gain (loss) on derivative instruments for the Second Quarter and comparable prior year period were mainly due to a decrease in swap rates. During the Second Quarter, the 5-year and 7-year swap rates decreased by 9 bps and 11 bps, respectively, while they decreased 19 bps and 24 bps, respectively, during the Second Quarter of 2016.
Swap and cap interest expense decreased by $6.4 million in the Second Quarter to $8.4 million from $14.8 million in the Second Quarter of 2016 as further described above.
Operating Expenses
Operating expenses declined to $5.4 million in the Second Quarter from $5.9 million in the Second Quarter of 2016, largely resulting from a $0.5 million decrease in the incentive compensation accrual.
Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Net Income (Loss)
Net income available to common stockholders decreased $33.3 million to $73.8 million for the six months ended June 30, 2017, compared to net income of $107.1 million for the six months ended June 30, 2016. The decrease in net income during the six months ended June 30, 2017 is primarily attributable to a $123.4 million increase in net realized loss on investments, a $76.4 million decrease in net unrealized gain on investments, a $10.8 million increase in interest expense and a $5.9 million decrease in interest income, partially offset by a $165.8 million decrease in net realized and unrealized loss on derivative instruments and a $16.4 million decrease in swap and cap interest expense. Details regarding each of the aforementioned components that make up the net decrease in net income available to common stockholders follow.
Interest Income and Asset Yield
Interest income decreased by $5.9 million to $150.4 million for the six months ended June 30, 2017, as compared to $156.3 million for the six months ended June 30, 2016. The decrease is largely due to a decrease in average settled Debt Securities during the six months ended June 30, 2017, offset by an increase in the yield on our investments, as further illustrated below (in thousands):

Change in Size		Change in Yield		Change in Size & Yield
Change in average settled	$(1,071,192)	Change in average yield	0.15%	Change in average settled	$(1,071,192)
2016 average yield	2.62%	2016 average settled	$11,913,005	Change in average yield	0.15%
Change	$(14,055)	Change	$8,953	Change	$(805)
				Total change	$(5,907)
Our average settled Debt Securities for the six months ended June 30, 2017 was $10.8 billion, compared to $11.9 billion for the six months ended June 30, 2016. Our annualized yield on average settled Debt Securities for the six months ended June 30, 2017 was 2.77%, as compared to 2.62% for the six months ended June 30, 2016. The increase in our yield was primarily attributable to an $11.4 million decrease in amortization expense to $27.1 million for the six months ended June 30, 2017 from $38.5 million in the six months ended June 30, 2016, coupled with a decline in average settled Debt Securities. The decline in amortization is attributed to the decline in the annualized rate of portfolio prepayments to 7.8% for the six months ended June 30, 2017 from 10.2% in the comparable prior year period.
Economic Interest Expense and Cost of Funds
Economic interest expense, which consists of interest expense from repo borrowings, interest rate swaps and caps, and prior to September 30, 2016, FHLBC Advances, decreased $5.6 million to $64.2 million for the six months ended June 30, 2017, from $69.8 million for the six months ended June 30, 2016.
Interest expense from Total Outstanding Borrowings increased $10.8 million to $47.4 million for the six months ended June 30, 2017 from $36.6 million for the six months ended June 30, 2016 mostly due to an increase in the cost of funds that resulted from three separate 25 bps Fed rate hikes during the comparable period. Our weighted-average cost of funds rose to 1.02% during the six months ended June 30, 2017 from 0.70% for the six months ended June 30, 2016. Our average Total Outstanding Borrowings decreased to $9.3 billion for the six months ended June 30, 2017 from $10.5 billion for the six months ended June 30, 2016, consistent with the decrease in the settled Debt Securities portfolio for the comparable prior year period. The table below illustrates the impact on interest expense resulting from changes to Total Outstanding Borrowings and financing rates during the six months ended June 30, 2017 and 2016 (in thousands):

Change in Size		Change in Rate		Change in Size & Yield
Change in average outstanding	$(1,166,562)	Change in average rate	0.32%	Change in average outstanding	$(1,166,562)
2016 average rate	0.70%	2016 average outstanding	$10,473,530	Change in average rate	0.32%
Change	$(4,081)	Change	$16,713	Change	$(1,861)
				Total change	$10,771
Swap and cap interest expense decreased by approximately $16.4 million, to $16.8 million during the six months ended June 30, 2017 from $33.2 million during the six months ended June 30, 2016. The decrease in swap and cap interest expense is largely attributable to the increase in 3-month LIBOR, the receive-leg of our swaps, which increased to 1.30% at June 30, 2017 from 0.65% at June 30, 2016. In addition, the $0.9 billion decrease in the average aggregate swap and cap notional to $9.0 billion for the six months ended June 30, 2017, from $9.9 billion for the six months ended June 30, 2016, contributed to the decrease in swap and cap interest expense. The increase in 3-month LIBOR resulted in a 30 bps decrease in the average swap and cap net pay rate to 0.37% during the six months ended June 30, 2017 from 0.67% during the comparable prior year period. The impact of the decrease in the swap and cap net pay rate and notional on swap and cap interest expense are further illustrated in the table below (in thousands):

Change in Size		Change in Swap and Cap Net Pay Rate		Change in Size & Rate
Change in average notional outstanding	$(914,285)	Change in average rate	(0.30)%	Change in average notional outstanding	$(914,285)
2016 average rate	0.67%	2016 average notional outstanding	$9,878,571	Change in average rate	(0.30)%
Change	$(3,070)	Change	$(14,707)	Change	$1,361
				Total change	$(16,416)
Our annualized weighted-average cost of funds, including hedges was 1.38% for the six months ended June 30, 2017 as compared to 1.33% for the six months ended June 30, 2016.
Economic Net Interest Income

Our economic net interest income for the six months ended June 30, 2017 was $86.2 million, and our interest rate spread net of hedge, was 1.39% compared to economic net interest income of $86.5 million and interest rate spread net of hedge of 1.29% for the six months ended June 30, 2016. The decrease in economic net interest income was principally due to the $5.9 million decrease in total interest income and $10.8 million increase in total interest expense, largely offset by the $16.4 million decrease in swap and cap interest expense further described above.
Other Income (Loss)
For the six months ended June 30, 2017, our total other income (loss) was $(7.1) million compared to $10.1 million for the six months ended June 30, 2016. The key components contributing to the change in total other income (loss) are discussed in more detail below.

Net Realized and Unrealized Gain (Loss) on Investments and Drop Income
Net realized and unrealized gain on investments decreased by $199.9 million to a net gain of $28.9 million for the six months ended June 30, 2017, compared to a net gain of $228.8 million for the six months ended June 30, 2016. This change was driven by changes in bond yields, resulting in a less significant increase in the prices of our Agency RMBS for the six months ended June 30, 2017, as compared to a more significant increase in the prices of our Agency RMBS for the six months ended June 30, 2016. During the six months ended June 30, 2017 and 2016, the yield on the 10-year U.S. Treasury declined by 14 bps and 80 bps, respectively. During the six months ended June 30, 2017, the price of a 30-year 3.5% Agency RMBS increased $0.34 to $102.67, and during the six months ended June 30, 2016, the price for the same security increased $2.32 to $105.55. In addition, during the six months ended June 30, 2017, the price of a 15-year 3.0% Agency RMBS increased $0.13 to $102.61, and during the six months ended June 30, 2016, the price increased $1.78 to $104.86.
During the six months ended June 30, 2017 and 2016, we generated Drop Income of approximately $18.1 million and $14.3 million, respectively. The increase in Drop Income during the six months ended June 30, 2017, as compared to the comparable prior year period was primarily attributable to higher volumes of forward settling transactions from which we derive Drop Income. During the six months ended June 30, 2017, the average gross balance in the combined TBA Securities and TBA Derivatives portfolio was $1.5 billion, a $0.3 billion increase compared to the average gross balance of $1.2 billion for the six months ended June 30, 2016.
Net unrealized gain (loss) on FHLBC Advances
We had no FHLBC Advances outstanding during the six months ended June 30, 2017. During the six months ended June 30, 2016, the Company repaid $1.5 billion of the $2.1 billion in FHLBC Advances outstanding at December 31, 2015. We had $350.0 million of FHLBC Advances with an initial maturity greater than one year and a weighted-average maturity of 0.6 years at June 30, 2016. For the six months ended June 30, 2016 the net unrealized loss on FHLBC Advances was $(1.3) million. The unrealized loss was due to pricing FHLBC Advances with an initial term greater than one year at par due to an expectation to repay the outstanding balance by August 2016.
Net Gain (Loss) on Derivative Instruments
Net gain (loss) on derivative instruments is comprised of net realized and unrealized gain (loss) on swaps and caps and TBA Derivatives. Net realized and unrealized gain (loss) on derivative instruments was $(19.3) million (comprised of $(21.2) million net realized and unrealized loss on swap and cap contracts, and $1.9 million net realized and unrealized gain on TBA Derivatives) for the six months ended June 30, 2017, compared to a loss of $(185.1) million (comprised of $(199.0) million net realized and unrealized loss on swap and cap contracts, and $13.9 million net realized and unrealized gain on TBA Derivatives) for the six months ended June 30, 2016. The change in net realized and unrealized gain (loss) on derivative instruments for the six months ended June 30, 2017 and 2016 was primarily due to changes in interest rates during the six months ended June 30, 2017, resulting in a decrease in the value of our derivative instruments. To illustrate, during the six months ended June 30, 2017 and 2016, 5-year swap rates decreased by 2 bps and 76 bps, respectively. The decrease in swap and cap notional described above also contributed to the change in net realized and unrealized loss on swaps and caps during the comparative period.
Operating Expenses
Operating expenses decreased to $11.6 million in the six months ended June 30, 2017 from $12.2 million for the six months ended June 30, 2016. Included in the six months ended June 30, 2017 operating expenses is approximately $0.6 million of non-recurring accelerated restricted stock and other compensation expenses due to the retirement of our prior Chief Financial Officer and Treasurer. The net decrease in compensation expense is mainly due to a decrease in the incentive compensation accrual.

Contractual Obligations and Commitments
The following table summarizes the principal balances related to our repo borrowings, the related interest expense thereon, and our office lease at June 30, 2017 (in thousands):

June 30, 2017	Within One Year	One to Three Years	Three to Five Years	Thereafter	Total
Repurchase agreements	$9,370,845	$—	$—	$—	$9,370,845
Interest expense on repurchase agreements based on rates at June 30, 2017	43,879	—	—	—	43,879
Long-term operating lease obligation	357	746	786	408	2,297
Total	$9,415,081	$746	$786	$408	$9,417,021
At June 30, 2017 and December 31, 2016, we held the following interest rate swap and cap contracts (in thousands):
As of June 30, 2017

Interest Rate Swaps	Weighted-Average
Expiration Year	Fixed Pay Rate	Receive Rate	Net Pay Rate	Notional Amount	Fair Value
2018	1.00%	1.18%	(0.18)%	1,500,000	4,037
2020	1.45%	1.16%	0.29%	1,750,000	18,251
2021	1.21%	1.18%	0.03%	1,700,000	39,725
2022	1.98%	1.17%	0.81%	500,000	(455)
2024*	2.42%	1.17%	1.25%	$1,000,000	$894
2027	2.16%	1.27%	0.89%	$100,000	$1,178
Total	1.48%	1.17%	0.31%	$6,550,000	$63,630

Interest Rate Caps	Weighted-Average
Expiration Year	Cap Rate	Receive Rate	Net Cap Pay Rate	Notional Amount	Fair Value
2019	1.34%	—%	1.34%	$800,000	$4,937
2020	1.25%	0.91%	0.34%	1,700,000	22,794
Total	1.28%	0.62%	0.66%	$2,500,000	$27,731
______________
* Includes 7-year swaps with a notional value of $500 million, $250 million, and $250 million, cancelable on April 19, 2018, May 19, 2018 and May 21, 2018, respectively.

As of December 31, 2016

Interest Rate Swaps	Weighted-Average
Expiration Year	Fixed Pay Rate	Receive Rate	Net Pay Rate	Notional Amount	Fair Value
2017	0.82%	0.94%	(0.12)%	$1,000,000	$2,316
2018	1.00%	0.91%	0.09%	1,500,000	4,359
2020	1.45%	0.86%	0.59%	1,750,000	23,474
2021	1.21%	0.89%	0.32%	1,700,000	48,931
2022	1.98%	0.88%	1.10%	500,000	1,528
Total	1.23%	0.89%	0.34%	$6,450,000	$80,608

Interest Rate Caps	Weighted-Average			Notional	Fair
Expiration Year	Cap Rate	Receive Rate	Net Cap Pay Rate	Amount	Value
2019	1.34%	—%	1.34%	$800,000	$8,051
2020	1.25%	—%	1.25%	1,700,000	34,481
Total	1.28%	—%	1.28%	$2,500,000	$42,532

We enter into certain agreements that contain a variety of indemnification obligations, principally with our brokers and counterparties for interest rate swap contracts and repo borrowings. We have not incurred any costs to defend a lawsuit or settle claims related to these indemnification obligations. The maximum potential future payment amount we could be required to pay under these indemnification obligations cannot be reasonably estimated. Accordingly, no liabilities have been recognized for these agreements as of June 30, 2017 and December 31, 2016. In addition, as of June 30, 2017 and December 31, 2016, we had $0.8 billion and $1.9 billion of payable for securities purchased, respectively, a portion of which either will be or was financed through repo borrowings.

Off-Balance Sheet Arrangements
As of June 30, 2017 and December 31, 2016, we had no relationships with any significant unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2017 and December 31, 2016, other than as discussed in the accompanying consolidated financial statements, we had not guaranteed obligations of unconsolidated entities, entered into commitments or had any intent to provide funding to any such entities.
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

Liquidity and Capital Resources
Our primary sources of funds are repo borrowings, monthly principal and interest payments on our investment portfolio, asset sales, equity and debt offerings, and prior to the effective date of the Final Rule on January 19, 2016, which precluded us from securing new advances, FHLBC Advances. Because the level of our borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on our balance sheet is significantly less important than the potential liquidity available under our borrowing arrangements. We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings, maintenance of any margin requirements and the payment of cash dividends as required for our continued qualification as a REIT. To qualify as a REIT, we must distribute annually at least 90% of our net taxable income. To the extent that we annually distribute all of our net taxable income in a timely manner, we will generally not be subject to federal and state income taxes. We currently expect to distribute all or substantially all of our taxable income in a timely manner so that we are not subject to federal and state income tax. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital from operations.
As of June 30, 2017 and December 31, 2016, we had approximately $1.1 billion and $0.9 billion, respectively, in Agency RMBS, U.S. Treasuries, and cash and cash equivalents available to satisfy future margin calls. We have consistently maintained sufficient liquidity to meet margin calls, and have historically satisfied all margin calls, although no assurance can be given that we will be able to satisfy margin calls in the future. During the six months ended June 30, 2017, we maintained an average liquidity level of 61%. Our liquidity level was never less than 53% of stockholders' equity during the six months ended June 30, 2017. The following table presents our unencumbered liquid assets as a percentage of stockholders' equity for the periods presented:

	Carrying Value as of
Unencumbered Liquid Assets	June 30, 2017	December 31, 2016
Cash and cash equivalents	$1,264	$1,260
U.S. Treasuries	7,940	32,494
Agency RMBS	1,056,513	903,548
Total liquid assets	$1,065,717	$937,302
Unencumbered liquid assets as % of total stockholders' equity	69.4%	61.0%
During the Second Quarter we had average repo borrowings outstanding of $9.3 billion with an average cost of funds of 1.13%, and during the Second Quarter of 2016 we had average repo borrowings and FHLBC Advances of $10.4 billion with an average cost of funds of 0.72%.  At June 30, 2017, repo borrowing financing was generally stable but at higher rates relative to the Second Quarter of 2016 as a direct result of three separate 25 bps Fed rate hikes during the comparable period. Repo borrowing rates were between 1.02% and 1.38% for 30-90 day repo borrowings during the Second Quarter as compared to 0.55% and 0.84% in the Second Quarter of 2016.
We diversify our funding across multiple counterparties and by counterparty region to limit our exposure to counterparty credit risk. As of June 30, 2017 and December 31, 2016, we had access to 51 and 50 counterparties, respectively, subject to certain conditions, located throughout North America, Europe and Asia. At June 30, 2017 and December 31, 2016 we had no FHLBC Advances outstanding. As of June 30, 2017 and December 31, 2016, repo borrowings with any individual counterparty were less than 6.6% and 7.1% of the Total Outstanding Borrowings, respectively. The table below includes a summary of our outstanding repo borrowings by number of counterparties and region as of June 30, 2017 and December 31, 2016:

	June 30, 2017
Counterparty Region	Number of Counterparties	Percent of Total Outstanding Borrowings
North America	21	53.8%
Europe	8	25.3%
Asia	6	20.9%
	35	100.0%

	December 31, 2016
Counterparty Region	Number of Counterparties	Percent of Total Outstanding Borrowings
North America	22	60.4%
Europe	8	22.8%
Asia	5	16.8%
	35	100.0%
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
For our short-term (less than one year) and long-term (more than one year) liquidity and capital resource requirements, we rely on the cash flow from operations, primarily monthly principal and interest payments to be received on our Agency RMBS. During the six months ended June 30, 2017 and 2016, we recorded $636.3 million and $865.0 million of principal repayments, respectively, and received $149.9 million and $158.4 million of interest payments, respectively. We held cash and cash equivalents of $1.3 million at June 30, 2017 and December 31, 2016. For the six months ended June 30, 2017 and 2016, net cash provided by operating activities was $131.1 million and $78.2 million, respectively. For the six months ended June 30, 2017 and 2016, net cash provided by (used in) investing activities was $238.3 million and $643.6 million, respectively. For the six months ended June 30, 2017 and 2016, net cash provided by (used in) financing activities was $(369.4) million and $(718.6) million, respectively.
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
Our investment portfolio is comprised principally of highly-liquid Agency RMBS and U.S. Treasuries. We regularly monitor the creditworthiness of the U.S. government and the GSEs. While the U.S. government has had its credit rating downgraded in recent years by one of the credit rating agencies, we believe it remains one of the most secure creditors in the world as of June 30, 2017.
We may increase our capital resources by obtaining long-term credit facilities or making public or private offerings of equity or debt securities. Such capital transactions will depend on market conditions for the investment of any proceeds. If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations. On May 22, 2017, we filed an automatically effective shelf registration statement on Form S-3 with the SEC. We may offer and sell, from time to time, shares of common stock, preferred stock and debt securities in one or more offerings pursuant to the prospectus that is a part of the registration statement. As of June 30, 2017, we had not issued any shares of common stock, preferred stock or debt securities under the prospectus.
Our Direct Share Purchase Program ("DSPP") is another vehicle we may use to raise capital, through which stockholders may purchase additional shares of common stock by reinvesting some or all of the cash dividends received on shares of common stock. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. For the six months ended June 30, 2017, the Company issued 1,618 shares for net proceeds of $14 thousand. We did not issue any shares under the DSPP during the six months ended June 30, 2016. As of June 30, 2017 and December 31, 2016, there were approximately 4.1 million shares available for issuance under the DSPP.
For the six months ended June 30, 2017, we did not repurchase any shares of the Company's common stock. Accordingly, the Company was authorized to repurchase shares of its common stock approximating $155.5 million as of June 30, 2017 pursuant to its stock repurchase program. For the six months ended June 30, 2016, we repurchased 673,166 shares of the Company's common stock at a weighted-average purchase price of $7.85 per share, for an aggregate purchase price of approximately $5.3 million. Accordingly, the Company was authorized to repurchase shares of its common stock approximating $155.5 million as of June 30, 2016.

Quantitative and Qualitative Disclosures about Short-Term Borrowings
The following table is a summary of quantitative data about our repo borrowings and FHLBC Advances with initial maturities less than one year during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Outstanding at period end	$9,371	$10,075	$9,371	$10,075
Weighted-average rate at period end	1.23%	0.65%	1.23%	0.65%
Average outstanding during period (1)	$9,277	$10,025	$9,307	$10,070
Weighted-average rate during period	1.13%	0.69%	1.02%	0.67%
Largest month end balance during period	$9,376	$10,363	$9,692	$10,663

_______________

(1)	Calculated based on the average month end balance of repurchase agreements and FHLBC Advances with initial maturities less than one year.
The Company's borrowing rates were higher in the three and six months ended June 30, 2017 than in the corresponding three and six months ended June 30, 2016 due primarily to three separate 25 bps Fed rate hikes between June 30,

2016 and June 30, 2017. Overall, we continue to experience a stable financing environment. During the six months ended June 30, 2016 we replaced $1.45 billion of FHLBC Advances with repo borrowings from existing counterparties. From quarter to quarter, fluctuations occur in repo borrowings and FHLBC Advances that are fairly tightly correlated with the expansion and contraction of our investment portfolio. Though it varies by quarter, we generally maintain leverage between 6.4:1 and 7.2:1.
At June 30, 2017 and December 31, 2016, our amount at risk with any individual counterparty related to our repo borrowings was less than 2.2% and 2.6% of stockholders' equity, respectively.

Inflation
Our assets and liabilities are sensitive to interest rate and other related factors to a greater degree than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP and our dividend distributions are determined by our Board of Directors based in large part on our REIT taxable income as calculated according to the requirements of the Internal Revenue Code. In each case, our activities and balance sheet are measured with reference to fair value without considering inflation.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of June 30, 2017 and December 31, 2016, the primary component of our market risk was interest rate risk, as described below. We do not seek to completely avoid risk because we believe that certain risks can be estimated based on historic experience. Accordingly, we manage these risks in an effort to earn the commensurate compensation required to take them and to maintain capital levels consistent with the risks we undertake.
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
Effect on Net Interest Income.  We fund our investments in long-term Agency RMBS collateralized by ARMs, Hybrid ARMs and fixed rate mortgage loans with short-term repo borrowings and, prior to the February 19, 2016 effective date of the Final Rule, FHLBC Advances. During periods of rising interest rates, the borrowing costs associated with Agency RMBS tend to increase while the income earned on such Agency RMBS (during the fixed rate component of such securities) may remain substantially unchanged, assuming a static portfolio. This results in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses.
We are a party to interest rate swap and cap contracts as of June 30, 2017 and December 31, 2016, described in detail under Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments" in this Quarterly Report.
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
The following sensitivity analysis table estimates the impact of our interest rate-sensitive investments and repo borrowing liabilities on our net income, fair value of our assets, and change in stockholders' equity, exclusive of the effect of changes in fair value on our net income, at June 30, 2017 and December 31, 2016, assuming a static portfolio and an instantaneous increase and decrease in rates of 25, 50 and 75 bps, except as further described in the footnotes to the following table:

June 30, 2017

Interest Rate Change (bps)	Projected Change in Net Income (1)		Projected Change in the Fair Value of Our Investments (1)	Projected Change in Stockholders' Equity
- 75	21.07%	(2)(3)	0.72%	5.97%
- 50	16.86%	(2)(3)	0.61%	5.03%
- 25	8.43%	(2)(3)	0.37%	3.05%
+ 25	(11.05)%	(2)	(0.49)%	(4.02)%
+ 50	(18.26)%	(2)	(1.08)%	(8.91)%
+ 75	(32.12)%	(2)	(1.75)%	(14.50)%
December 31, 2016

Interest Rate Change (bps)	Projected Change in Net Income (1)		Projected Change in the Fair Value of Our Investments (1)	Projected Change in Stockholders' Equity
- 75	19.81%	(2)(3)	0.71%	5.78%
- 50	16.23%	(2)(3)	0.63%	5.13%
- 25	12.20%	(2)(3)	0.38%	3.10%
+ 25	(10.08)%	(2)	(0.47)%	(3.83)%
+ 50	(20.16)%	(2)	(1.01)%	(8.22)%
+ 75	(30.24)%	(2)	(1.63)%	(13.21)%
_____________

(1)	Projected changes in the table are calculated utilizing Yield Book® software and may reflect adjustments based on our judgment.
(2) Immediate impact estimated over 12 month period.

(3)
Given the historically low level of interest rates at June 30, 2017 and December 31, 2016, we reduced 3-month LIBOR and our repo borrowing rates by 20, 40 and 50 bps and by 10, 20 and 30 bps for the 25, 50, and 75 bps down net income scenarios, respectively. All other interest rate-sensitive instruments were calculated in accordance with the table.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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

The following table summarizes the Company's purchases of shares of its common stock during the six months ended June 30, 2017 (dollars in thousands except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Dollar Value of Shares That May Yet Be Purchased (1)
January 1, 2017 - January 31, 2017	—	$—	$155,502
February 1, 2017 - February 28, 2017 (2)	—	—	155,502
March 1, 2017 - March 31, 2017	—	—	155,502
April 1, 2017 - April 30, 2017	—	—	155,502
May 1, 2017 - May 31, 2017	—	—	155,502
June 1, 2017 - June 30, 2017	—	—	155,502
Total	—	$—
____________
(1)  The Company repurchases shares of its common stock in open-market transactions pursuant to its share repurchase program, which was authorized by its board of directors and publicly announced on July 21, 2014. Pursuant to this authority, the Company may repurchase shares of its common stock up to $250 million in aggregate value. Since July 21, 2014, the Company has repurchased approximately $94.5 million in aggregate value of its common stock, and accordingly, the Company was authorized to repurchase shares with an aggregate value of $155.5 million as of June 30, 2017.
(2) Excludes 44,521 shares purchased during February 2017 at a weighted-average price per share of $7.80 to satisfy withholding obligations on the vesting of restricted shares. The price paid per share was the then closing price of our common stock on the New York Stock Exchange. These 44,521 shares are not included in "Dollar Value of Shares That May Yet Be Purchased".
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

(7)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2017 (Unaudited) and December 31, 2016 (Derived from the audited balance sheet at December 31, 2016); (ii) Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2017 and 2016; (iii) Consolidated Statements of Stockholders' Equity (Unaudited) for the six months ended June 30, 2017 and 2016; (iv) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2017 and 2016; and (v) Notes to Consolidated Financial Statements (Unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYS INVESTMENTS, INC.

Dated: July 27, 2017	BY: /s/ JACK DECICCO
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

(7)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2017 (Unaudited) and December 31, 2016 (derived from the audited balance sheet at December 31, 2016); (ii) Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2017 and 2016; (iii) Consolidated Statements of Stockholders' Equity (Unaudited) for the six months ended June 30, 2017 and 2016; (iv) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2017 and 2016; and (v) Notes to Consolidated Financial Statements (Unaudited).