Form 10-Q
period 2017-09-30
CYS Investments, Inc.
filed 2017-10-26
CIK 1396446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	October 26, 2017
Common Stock ($0.01 par value)	155,010,011

PART I. Financial Information
Item 1.     Financial Statements
CYS INVESTMENTS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars and shares in thousands)

	September 30, 2017	December 31, 2016*
	(Unaudited)
Assets:
Cash and cash equivalents	$804	$1,260
Investments in securities, at fair value:
Agency mortgage-backed securities (including pledged assets of $10,291,015 and $10,233,165, respectively)	12,092,527	12,599,045
U.S. Treasury securities (including pledged assets of $620,730 and $44,469, respectively)	1,017,964	49,686
Receivable for securities sold and principal repayments	157,730	409,849
Receivable for cash pledged as collateral	—	600
Interest receivable	33,385	31,825
Derivative assets, at fair value	107,588	142,556
Other investments	8,028	8,028
Other assets	3,511	2,419
Total assets	$13,421,537	$13,245,268
Liabilities and stockholders' equity:
Liabilities:
Repurchase agreements	$10,383,226	$9,691,544
Payable for securities purchased	1,264,639	1,881,963
Payable for cash received as collateral	77,326	91,503
Accrued interest payable	34,007	27,908
Accrued expenses and other liabilities	4,058	6,170
Dividends payable	43,158	4,410
Derivative liabilities, at fair value	6,586	6,051
Total liabilities	$11,813,000	$11,709,549
Stockholders' equity:
Preferred Stock, $0.01 par value, 50,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock, (3,000 shares issued and outstanding, respectively, $75,000 in aggregate liquidation preference)	$72,369	$72,369
7.50% Series B Cumulative Redeemable Preferred Stock, (8,000 shares issued and outstanding, respectively, $200,000 in aggregate liquidation preference)	193,531	193,531
Common Stock, $0.01 par value, 500,000 shares authorized (154,990 and 151,435 shares issued and outstanding, respectively)	1,550	1,514
Additional paid in capital	1,975,476	1,944,908
Retained earnings (accumulated deficit)	(634,389)	(676,603)
Total stockholders' equity	$1,608,537	$1,535,719
Total liabilities and stockholders' equity	$13,421,537	$13,245,268
* Derived from audited consolidated financial statements.
See Notes to consolidated financial statements (unaudited).

CYS INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income:
Agency RMBS	$78,809	$68,602	$229,063	$224,101
Other	152	1,059	299	1,868
Total interest income	78,961	69,661	229,362	225,969
Interest expense:
Repurchase agreements	31,971	17,265	79,374	50,062
FHLBC Advances	—	214	—	4,049
Total interest expense	31,971	17,479	79,374	54,111
Net interest income	46,990	52,182	149,988	171,858
Other income (loss):
Net realized gain (loss) on investments	(5,215)	18,155	(91,090)	55,716
Net unrealized gain (loss) on investments	36,337	(36,540)	151,114	154,661
Net unrealized gain (loss) on FHLBC Advances	—	—	—	(1,299)
Other income	38	308	124	1,158
Net realized and unrealized gain (loss) on investments, FHLBC Advances and other income	31,160	(18,077)	60,148	210,236
Swap and cap interest expense	(6,948)	(12,493)	(23,709)	(45,670)
Net realized and unrealized gain (loss) on derivative instruments	22,117	63,625	2,781	(121,434)
Net gain (loss) on derivative instruments	15,169	51,132	(20,928)	(167,104)
Total other income (loss)	46,329	33,055	39,220	43,132
Expenses:
Compensation and benefits	2,994	3,619	9,774	11,049
General, administrative and other	2,140	2,608	7,004	7,390
Total expenses	5,134	6,227	16,778	18,439
Net income (loss)	$88,185	$79,010	$172,430	$196,551
Dividends on preferred stock	(5,203)	(5,203)	(15,609)	(15,609)
Net income (loss) available to common stockholders	$82,982	$73,807	$156,821	$180,942
Net income (loss) per common share basic & diluted	$0.54	$0.49	$1.03	$1.19
Dividends declared per common share	$0.25	$0.25	$0.75	$0.76

See Notes to consolidated financial statements (unaudited).

CYS INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(dollars in thousands)

	Cumulative Redeemable Preferred Stock
	Series A	Series B	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2015	$72,369	$193,531	$1,517	$1,946,419	$(519,222)	$1,694,614
Net income (loss)	—	—	—	—	196,551	196,551
Issuance of common stock	—	—	4	(4)	—	—
Amortization of share based compensation	—	—	—	3,046	—	3,046
Repurchase of common stock	—	—	(7)	(5,509)	—	(5,516)
Preferred dividends	—	—	—	—	(15,609)	(15,609)
Common dividends	—	—	—	—	(115,101)	(115,101)
Balance, September 30, 2016	$72,369	$193,531	$1,514	$1,943,952	$(453,381)	$1,757,985

Balance, December 31, 2016	$72,369	$193,531	$1,514	$1,944,908	$(676,603)	$1,535,719
Net income (loss)	—	—	—	—	172,430	172,430
Issuance of common stock	—	—	36	27,775	—	27,811
Amortization of share-based compensation	—	—	—	3,140	—	3,140
Repurchase of common stock	—	—	—	(347)	—	(347)
Preferred dividends	—	—	—	—	(15,609)	(15,609)
Common dividends	—	—	—	—	(114,607)	(114,607)
Balance, September 30, 2017	$72,369	$193,531	$1,550	$1,975,476	$(634,389)	$1,608,537

See Notes to consolidated financial statements (unaudited).

CYS INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$172,430	$196,551
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of share-based compensation	3,140	3,046
Amortization of premiums and discounts on investment securities	41,512	60,586
Amortization of premiums on interest rate cap contracts	13,125	13,125
Net realized (gain) loss on investments	91,090	(55,716)
Net unrealized (gain) loss on investments	(151,114)	(154,661)
Net unrealized (gain) loss on derivative instruments	22,378	94,000
Net unrealized (gain) loss on FHLBC Advances	—	1,299
Change in assets and liabilities:
Interest receivable	(1,560)	1,290
Other assets	(1,092)	(1,736)
Accrued interest payable	6,099	(11,067)
Accrued expenses and other liabilities	(2,112)	2,028
Net cash provided by (used in) operating activities	193,896	148,745
Cash flows from investing activities:
Purchase of available-for-sale investment securities	(7,048,383)	(13,900,075)
Proceeds from sale of available-for-sale investment securities	5,595,394	13,902,132
Proceeds from sale of other investments	—	42,000
Proceeds from paydowns of available-for-sale investment securities	1,009,741	1,383,532
Change in assets and liabilities:
Receivable for securities sold and principal repayments	252,119	1,082,246
Receivable for cash pledged as collateral	600	(41,713)
Payable for securities purchased	(617,324)	(1,051,498)
Payable for cash received as collateral	(14,177)	(7,652)
Net cash provided by (used in) investing activities	(822,030)	1,408,972
Cash flows from financing activities:
Proceeds from repurchase agreements	106,859,520	76,708,876
Repayments of repurchase agreements	(106,167,838)	(76,076,011)
Proceeds from FHLBC Advances	—	2,175,000
Repayments of FHLBC Advances	—	(4,275,000)
Net proceeds from issuance of common shares	27,811	—
Net payments from repurchase of common stock	(347)	(5,516)
Dividends paid	(91,468)	(92,856)
Net cash provided by (used in) financing activities	627,678	(1,565,507)
Net increase (decrease) in cash and cash equivalents	(456)	(7,790)
Cash and cash equivalents - Beginning of period	1,260	9,982
Cash and cash equivalents - End of period	$804	$2,192
Supplemental disclosures of cash flow information:
Interest paid (excluding interest paid on interest rate swaps)	$71,526	$53,474
Net interest paid on interest rate swaps	$12,332	$44,248
Income taxes paid	$1,499	$—
Supplemental disclosures of non-cash flow information:
Dividends declared, not paid	$43,158	$42,264
See Notes to consolidated financial statements (unaudited).

CYS INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017
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
Investment and Derivative Valuation
The Company has a pricing committee responsible for establishing valuation policies and procedures, and reviewing and approving valuations monthly. The pricing committee is composed of individuals from the finance and investment teams and other members of senior management. See Note 7, Fair Value Measurements, for additional details related to the fair value of the Company's assets and liabilities.
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
Repurchase Agreements and FHLBC Advances
Prior to the February 19, 2016 Final Rule effective date, which precluded the Company from securing new FHLBC Advances, we entered into FHLBC Advances, some of which had an initial maturity of more than one year that were collateralized by the Company's Agency RMBS and U.S. Treasuries (collectively, "Debt Securities"). The Company chose to make a fair value election pursuant to ASC 825-Financial Instruments for FHLBC Advances with initial terms greater than one year and, therefore, this debt was recorded at fair market value in the accompanying Consolidated Balance Sheets. The unpaid principal balance of FHLBC Advances with initial maturities less than one year generally approximated fair value due to the short-term nature of the instruments. We priced FHLBC Advances with an initial maturity greater than one year daily through a pricing service that used a discounted cash flow model to value the debt, and we periodically validated the prices we received through this process. Changes in the fair market value were recorded in current period earnings in the accompanying Consolidated Statements of Operations as a component of net unrealized gain (loss) on FHLBC Advances. Electing the fair value option permitted the Company to record changes in the fair value of FHLBC Advances along with that of our investments in the Consolidated Statements of Operations which, in management’s view, more appropriately reflect the results of operations for a particular reporting period as all income producing assets and liabilities are recognized in a consistent manner.
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
The Company's swaps and caps may be subject to a master netting arrangement ("MNA"), pursuant to which the Company may be exposed to credit loss in the event of non-performance by the counterparty to the swap or cap, limited to the fair value of collateral posted in excess of the fair value of the contract in a net liability position and the shortage of the fair value of collateral posted for the contract in a net asset position. As of September 30, 2017 and December 31, 2016, the Company did not anticipate non-performance by any counterparty. Should interest rates move contrary to the Company's expectations, the Company may not achieve the anticipated benefits of the interest rate swap or cap and may realize a loss.

While the Company's derivative agreements generally permit netting or setting-off derivative assets and liabilities with the counterparty, the Company reports derivative assets and liabilities on a gross basis in the accompanying Consolidated Balance Sheets. Derivatives are accounted for in accordance with ASC 815 which requires recognition of all derivatives as either assets or liabilities at fair value in the accompanying Consolidated Balance Sheets with changes in fair value recognized in the accompanying Consolidated Statements of Operations in "Net realized and unrealized gain (loss) on derivative instruments". Cash receipts and payments related to derivative instruments are classified in the accompanying Consolidated Statements of Cash Flows in accordance with GAAP in the operating activities section, while premium paid on interest rate caps and proceeds from the termination of interest rate caps are recorded in the investing activities section of the accompanying Consolidated Statements of Cash Flows.
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
Earnings Per Share ("EPS")
The Company computes basic EPS using the two-class method by dividing net income (loss), after adjusting for the impact of unvested stock awards deemed to be participating securities, by the weighted-average number of common shares outstanding, calculated excluding unvested stock awards. The Company computes diluted EPS by dividing net income (loss), after adjusting for the impact of unvested stock awards deemed to be participating securities, by the weighted-average number of common shares outstanding, calculated excluding unvested stock awards, giving effect to common stock options and warrants, if they are dilutive. See Note 9, Earnings Per Share for EPS computations.
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
Not expected to have a significant impact on the consolidated financial statements.
ASU 2016-02 Leases (Topic 842)	The amendments require lessees to recognize a right-of-use asset and a liability to make lease payments in the balance sheets for most leases. The accounting for lessors is largely unchanged.	January 1, 2019 (early adoption permitted).	Not expected to have a significant impact on the consolidated financial statements.
ASU 2016-01 Financial Instruments - Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities	The amendments address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.	January 1, 2018 (early adoption permitted for a provision related to presentation of instrument-specific credit risk of liabilities accounted for under the fair value option).	Not expected to have a significant impact on the consolidated financial statements.

3. INVESTMENTS IN SECURITIES
The available-for-sale portfolio consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands):

September 30, 2017
Asset Type	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Fannie Mae Certificates
Fixed Rate	$8,543,463	$(11,584)	$59,758	$8,591,637
ARMs	284,260	(1,412)	1,355	284,203
Total Fannie Mae	8,827,723	(12,996)	61,113	8,875,840
Freddie Mac Certificates
Fixed Rate	2,971,394	(9,150)	18,282	2,980,526
ARMs	204,953	(211)	784	205,526
Total Freddie Mac	3,176,347	(9,361)	19,066	3,186,052
Ginnie Mae Certificates
Fixed Rate	1,614	(37)	—	1,577
ARMs	28,668	—	390	29,058
Ginnie Mae Certificates - ARMs	30,282	(37)	390	30,635
Total Agency RMBS	12,034,352	(22,394)	80,569	12,092,527
U.S. Treasuries	1,019,028	(1,064)	—	1,017,964
Total	$13,053,380	$(23,458)	$80,569	$13,110,491

December 31, 2016
Asset Type	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Fannie Mae Certificates
Fixed Rate	$9,505,262	$(81,783)	$36,622	$9,460,101
ARMs	301,029	(2,668)	1,571	299,932
Total Fannie Mae	9,806,291	(84,451)	38,193	9,760,033
Freddie Mac Certificates
Fixed Rate	2,799,604	(55,624)	7,659	2,751,639
ARMs	50,641	(514)	606	50,733
Total Freddie Mac	2,850,245	(56,138)	8,265	2,802,372
Ginnie Mae Certificates
Fixed Rate	1,856	(54)	—	1,802
ARMs	34,390	—	448	34,838
Total Ginnie Mae	36,246	(54)	448	36,640
Total Agency RMBS	12,692,782	(140,643)	46,906	12,599,045
U.S. Treasuries	49,952	(266)	—	49,686
Total	$12,742,734	$(140,909)	$46,906	$12,648,731
The following table presents the gross unrealized loss and fair values of our available-for-sale investments by length of time that such securities have been in a continuous unrealized loss position as of September 30, 2017 and December 31, 2016 (in thousands):

	Unrealized loss positions
	Less than 12 Months		Greater than 12 months		Total
As of	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
September 30, 2017	$3,669,574	$(23,348)	$24,878	$(110)	$3,694,452	$(23,458)
December 31, 2016	9,264,265	(140,909)	—	—	9,264,265	(140,909)

The following table summarizes the Company’s available-for-sale investments as of September 30, 2017 and December 31, 2016, according to their estimated remaining weighted-average maturity classifications:

	September 30, 2017		December 31, 2016
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$24,878	$24,988	$—	$—
Greater than one year through five years	6,801,743	6,763,508	3,765,037	3,744,614
Greater than five years through ten years	6,283,870	6,264,884	8,864,309	8,978,537
Greater than ten years	—	—	19,385	19,583
Total	$13,110,491	$13,053,380	$12,648,731	$12,742,734
The following table summarizes our net realized gain (loss) from the sale of available-for-sale investments for the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Available-for-sale investments, at cost	$822,503	$7,041,173	$5,686,484	$13,846,416
Proceeds from sale of available-for-sale investments	817,288	7,059,328	5,595,394	13,902,132
Net realized gain (loss) on sale of available-for-sale investments	$(5,215)	$18,155	(91,090)	55,716

Gross gain on sale of available-for-sale investments	$220	$21,363	11,093	63,489
Gross (loss) on sale of available-for-sale investments	(5,435)	(3,208)	(102,183)	(7,773)
Net realized gain (loss) on sale of available-for-sale investments	$(5,215)	$18,155	$(91,090)	$55,716
The components of the carrying value of available-for-sale securities at September 30, 2017 and December 31, 2016 are presented below. A premium purchase price is generally due to the average coupon interest rates on these investments being higher than prevailing market rates; similarly, a discount purchase price is generally due to the average coupon interest rate on these investments being lower than prevailing market rates.

(in thousands)	September 30, 2017	December 31, 2016
Principal balance	$12,684,568	$12,285,204
Unamortized premium	374,852	458,709
Unamortized discount	(6,040)	(1,179)
Gross unrealized gains	80,569	46,906
Gross unrealized losses	(23,458)	(140,909)
Fair value	$13,110,491	$12,648,731
As of September 30, 2017, the weighted-average coupon interest rate on the Company's Agency RMBS and U.S. Treasuries was 3.48% and 1.36%, respectively. As of December 31, 2016, the weighted-average coupon interest rate on the Company's Agency RMBS and U.S. Treasuries was 3.37% and 0.63%, respectively. Actual maturities of Agency RMBS are generally shorter than their stated contractual maturities (which range up to 30 years), because they are affected by the contractual lives of the underlying mortgages, periodic payments and principal prepayments.

Credit Risk
The Company believes it has minimal exposure to credit losses on its Debt Securities at September 30, 2017 and December 31, 2016. Principal and interest payments on Agency RMBS are guaranteed by Freddie Mac and Fannie Mae, while principal and interest payments on Ginnie Mae RMBS and U.S. Treasuries are backed by the full faith and credit of the U.S. government. Since September 2008, both Freddie Mac and Fannie Mae have operated in the conservatorship of the U.S. government. As of September 30, 2017, S&P maintained its AA+ rating for the U.S. government, while Fitch and Moody's rated the U.S. government AAA and Aaa, respectively. Since Fannie Mae and Freddie Mac are in U.S. government conservatorship, the implied credit ratings of Agency RMBS are similarly rated.
4. DERIVATIVE INSTRUMENTS
The Company enters into swaps and caps as part of its efforts to manage its interest rate exposure. The Company had the following activity in interest rate swap and cap transactions during the three and nine months ended September 30, 2017 and 2016 (in thousands):

September 30, 2017			September 30, 2016
Trade Date	Transaction	Notional	Trade Date	Transaction	Notional
April 2017	Terminated	$(500,000)	January 2016	Terminated	$(500,000)
April 2017	Opened	500,000	May 2016	Terminated	(2,200,000)
May 2017	Terminated	(500,000)	May 2016	Opened	1,700,000
May 2017	Opened	500,000	September 2016	Terminated	(500,000)
June 2017	Opened	100,000	Net Decrease		$(1,500,000)
August 2017	Opened	425,000
August 2017	Terminated	(500,000)
September 2017	Opened	500,000
September 2017	Terminated	(500,000)
Net Increase		$25,000
As of September 30, 2017 and December 31, 2016, the Company had pledged Debt Securities with a fair value of $68.5 million and $79.0 million, respectively, as collateral on derivative instruments. As of September 30, 2017, the Company had no cash pledged as collateral on derivative instruments. As of December 31, 2016, the Company pledged cash collateral of $0.6 million on its derivative instruments. As of September 30, 2017, the Company had Agency RMBS and U.S. Treasuries of $13.0 million and cash of $77.3 million pledged to it as collateral for derivative instruments. As of December 31, 2016, the Company had Agency RMBS and U.S. Treasuries of $33.0 million and cash of $90.8 million pledged to it as collateral for derivative instruments. The table below summarizes information about our derivative and other hedging instrument assets and liabilities as of September 30, 2017 and December 31, 2016 (in thousands):

		September 30, 2017		December 31, 2016
Derivative and Other Hedging Instruments - Assets	Consolidated Balance Sheets	Notional	Fair Value	Notional	Fair Value
Interest Rate Swaps	Derivative assets, at fair value	$6,475,000	$79,300	$6,450,000	$80,608
Interest Rate Caps	Derivative assets, at fair value	2,500,000	27,860	2,500,000	42,532
TBA Derivatives	Derivative assets, at fair value	650,200	428	2,417,000	19,416
Total derivative assets at fair value		$9,625,200	$107,588	$11,367,000	$142,556

Derivative and Other Hedging Instruments - Liabilities	Consolidated Balance Sheets	Notional	Fair Value	Notional	Fair Value
Interest Rate Swaps	Derivative liabilities, at fair value	$—	$—	$—	$—
Interest Rate Caps	Derivative liabilities, at fair value	—	—	—	—
TBA Derivatives	Derivative liabilities, at fair value	2,140,300	(6,586)	1,870,000	(6,051)
Total derivative liabilities at fair value		$2,140,300	$(6,586)	$1,870,000	$(6,051)
The average notional value of the Company's TBA Derivatives during the three and nine months ended September 30, 2017 was $1.9 billion and $1.7 billion, respectively. The average notional value of the Company's TBA Derivatives during the three and nine months ended September 30, 2016 was $3.0 billion and $2.0 billion, respectively. The average notional value of the Company's swaps and caps during the three and nine months ended September 30, 2017 was $9.0 billion, respectively. The average notional value of the Company's swaps and caps during the three and nine months ended September 30, 2016 was $9.3 billion and $9.7 billion, respectively.
The following table presents information about the net realized and unrealized gain (loss) on swap, cap and TBA Derivatives for the three and nine months ended September 30, 2017 and 2016 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument Type	Location of Gain (Loss) on Derivative Instruments	2017	2016	2017	2016
Interest rate swaps and caps	Swap and cap interest expense	$(6,948)	$(12,493)	$(23,709)	$(45,670)
Interest rate swaps, caps and TBA Derivatives	Net realized and unrealized gain (loss) on derivative instruments	22,117	63,625	2,781	(121,434)
Interest rate swaps, caps and TBA Derivatives	Net gain (loss) on derivative instruments	$15,169	$51,132	$(20,928)	$(167,104)

The swap and cap notional was $9.0 billion at September 30, 2017 and December 31, 2016, and respectively 86% and 92% of our repo borrowings at September 30, 2017 and December 31, 2016.

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
Certain information with respect to the Company’s repo borrowings outstanding at the balance sheet dates is summarized in the table below.

(in thousands)	September 30, 2017	December 31, 2016
Outstanding repurchase agreements	$10,383,226	$9,691,544
Interest accrued thereon	$24,018	$16,170
Weighted-average borrowing rate	1.27%	0.89%
Weighted-average remaining maturity (in days)	62	53
Fair value of pledged collateral(1)	$10,850,607	$10,198,641
 __________________

(1)	Collateral for repo borrowings consists of Agency RMBS and U.S. Treasuries.
The following table presents the remaining contractual maturity of repo borrowings by collateral type as of September 30, 2017 and December 31, 2016 (in thousands):

	Remaining contractual maturity
September 30, 2017	Up to 30 days	30-90 days	Greater than 90 days	Total
Agency RMBS	$3,937,870	$2,602,081	$3,246,315	$9,786,266
U.S. Treasuries	596,960	—	—	596,960
Total	$4,534,830	$2,602,081	$3,246,315	$10,383,226

December 31, 2016
Agency RMBS	$4,113,286	$3,694,937	$1,883,321	$9,691,544
Total	$4,113,286	$3,694,937	$1,883,321	$9,691,544
At September 30, 2017 and December 31, 2016, our amount at risk with any individual counterparty related to our repo borrowings was less than 2.1% and 2.6% of stockholders' equity, respectively. The amount at risk is defined as the excess of the fair value of the securities, including accrued interest, and cash, pledged to secure the repurchase agreement, over the amount of the repurchase agreement liability adjusted for accrued interest.
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

6. PLEDGED ASSETS
Assets Pledged to Counterparties
The following tables summarize assets pledged as collateral under repo borrowings, and derivative instruments by type, including securities pledged related to securities purchased or sold but not yet settled, as of September 30, 2017 and December 31, 2016 (in thousands):

September 30, 2017
Asset Type	Repurchase Agreements	Derivative Instruments*	Forward Settling Trades (TBAs)	Total
Agency RMBS - fair value	$10,254,745	$34,269	$2,001	$10,291,015
U.S. Treasuries - fair value	595,862	34,227	—	630,089
Accrued interest on pledged securities	28,880	190	11	29,081
Cash	—	—	—	—
Total	$10,879,487	$68,686	$2,012	$10,950,185

December 31, 2016
Asset Type	Repurchase Agreements	Derivative Instruments*	Forward Settling Trades (TBAs)	Total
Agency RMBS - fair value	$10,197,244	$33,311	$2,610	$10,233,165
U.S. Treasuries - fair value	1,397	45,730	—	47,127
Accrued interest on pledged securities	27,730	87	7	27,824
Cash	—	600	—	600
Total	$10,226,371	$79,728	$2,617	$10,308,716
______________
* Includes amounts related to TBA Derivatives.
Assets Pledged from Counterparties
If the estimated fair value of our investment securities pledged as collateral increases due to changes in interest rates or other factors, we may require counterparties to return collateral to us, which may be in the form of identical or similar securities, or cash. As of September 30, 2017 and December 31, 2016, we had assets pledged to us as collateral under our repurchase agreements, derivative agreements and TBAs as summarized in the tables below (in thousands):

September 30, 2017
Asset Type	Repurchase Agreements	Derivative Instruments*	Forward Settling Trades (TBAs)	Total
Agency RMBS - fair value	$—	$—	$—	$—
U.S. Treasuries - fair value	—	12,994	—	12,994
Accrued interest on pledged securities	—	67	—	67
Cash	—	77,326	—	77,326
Total	$—	$90,387	$—	$90,387

December 31, 2016
Asset Type	Repurchase Agreements	Derivative Instruments*	Forward Settling Trades (TBAs)	Total
Agency RMBS - fair value	$—	$3,016	$1,293	$4,309
U.S. Treasuries - fair value	—	29,937	—	29,937
Accrued interest on pledged securities	—	1,788	4	1,792
Cash	—	90,779	724	91,503
Total	$—	$125,520	$2,021	$127,541
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
The Company’s Master Repurchase Agreements ("MRAs"), Master Securities Forward Transaction Agreements ("MSFTA") and ISDA Master Agreements ("ISDAs", and together with MRAs, the “Master Agreements”) generally provide (unless specified otherwise) that the Company may sell, pledge, rehypothecate, assign, invest, use, commingle, dispose of, or otherwise use in its business any posted collateral it holds, free from any claim or right of any nature whatsoever of the counterparty.  MSFTAs govern the considerations and factors surrounding the settlement of certain forward settling transactions, TBAs and secured borrowing transactions by and between the Company and our counterparties. As of September 30, 2017, $13.0 million of assets were pledged to the Company under the Master Agreements, of which $9.4 million were repledged by the Company to other counterparties at September 30, 2017. As of December 31, 2016, $34.2 million of assets were pledged to the Company under the Master Agreements, of which $2.7 million were repledged by the Company to other counterparties at December 31, 2016. Since title to these assets remain with the counterparty under the Master Agreements, these assets are not reflected in the accompanying Consolidated Balance Sheets.
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

At September 30, 2017 and December 31, 2016, the Company's derivative assets and liabilities (by type) are as follows (in thousands):

September 30, 2017	Assets	Liabilities
Interest rate swap contracts	$79,300	$—
Interest rate cap contracts	27,860	—
TBA derivatives	428	6,586
Total derivative assets and liabilities	107,588	6,586
Derivatives not subject to a Master Netting Agreement	78,084	—
Total assets and liabilities subject to a Master Netting Agreement	$29,504	$6,586

December 31, 2016	Assets	Liabilities
Interest rate swap contracts	$80,608	$—
Interest rate cap contracts	42,532	—
TBA derivatives	19,416	6,051
Total derivative assets and liabilities	142,556	6,051
Derivatives not subject to a Master Netting Agreement	75,033	—
Total assets and liabilities subject to a Master Netting Agreement	$67,523	$6,051
Below are summaries of the Company's assets and liabilities subject to offsetting provisions (in thousands):

Assets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of	Description	Amount of Assets Presented in the Consolidated Balance Sheets	Instruments Available for Offset	Collateral Received(1)	Net Amount(2)
September 30, 2017	Derivative assets	$29,504	$317	$26,531	$2,656
December 31, 2016	Derivative assets	67,523	3,145	49,801	14,577

Liabilities			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of	Description	Amount of Liabilities Presented in the Consolidated Balance Sheets	Instruments Available for Offset	Collateral Pledged(1)	Net Amount(2)
September 30, 2017	Derivative liabilities	$6,586	$317	$6,269	$—
September 30, 2017	Repurchase agreements and FHLBC Advances	10,383,226	—	10,383,226	—
December 31, 2016	Derivative liabilities	6,051	3,145	2,906	—
December 31, 2016	Repurchase agreements and FHLBC Advances	9,691,544	—	9,691,544	—
______________

(1)	Collateral consists of Agency RMBS, U.S. Treasuries and Cash and cash equivalents. Excess collateral pledged is not shown for financial reporting purposes.

(2)	Net amount represents the net amount receivable from (in the case of assets) and payable to (in the case of liabilities) the counterparty in the event of default.

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
All valuations we receive from third-party pricing services or broker quotes are non-binding. The pricing committee reviews all prices. Generally, the Company does not adjust any of the prices received from third-party pricing services or brokers. Our pricing review includes comparisons of similar market transactions, alternative third-party pricing services and broker quotes, or comparisons to a pricing model. To ensure proper classification within the fair value hierarchy in ASC 820, the Company reviews the third-party pricing services' methodologies periodically to understand whether observable or unobservable inputs are being used.
We generally value swaps and caps using prices provided by broker quotations. Such broker quotations are based on the present value of fixed and projected floating rate cash flows over the term of the swap contract. Future cash flows are discounted to present value using swap rates provided by electronic data services or by brokers.
"Other investments" is comprised of our investment in FHLBC stock and our net investment in a real estate asset at fair value, inclusive of the corresponding $3.7 million and $3.8 million of mortgage debt at September 30, 2017 and December 31, 2016, respectively. Investment in real estate is considered to be a Level 3 asset to which we periodically apply valuation techniques and/or impairment analysis.
The following tables provide a summary of the Company’s assets and liabilities that are measured at fair value on a recurring basis, as of September 30, 2017 and December 31, 2016 (in thousands):

September 30, 2017	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Agency RMBS	$—	$12,092,527	$—	$12,092,527
U.S. Treasuries	1,017,964	—	—	1,017,964
Derivative assets	—	107,588	—	107,588
Other investments	—	—	8,028	8,028
Total	$1,017,964	$12,200,115	$8,028	$13,226,107
Liabilities
Derivative liabilities	—	6,586	—	6,586
Total	$—	$6,586	$—	$6,586

December 31, 2016	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Agency RMBS	$—	$12,599,045	$—	$12,599,045
U.S. Treasuries	49,686	—	—	49,686
Derivative assets	—	142,556	—	142,556
Other investments	—	—	8,028	8,028
Total	$49,686	$12,741,601	$8,028	$12,799,315
Liabilities
FHLBC Advances	—	—	—	—
Derivative liabilities	—	6,051	—	6,051
Total	$—	$6,051	$—	$6,051
The table below presents a reconciliation of changes in Other investments classified as Level 3 and measured at fair value on a recurring basis in the accompanying Consolidated Balance Sheets for the three and nine months ended September 30, 2017 and 2016.

Level 3 Fair Value Reconciliation
(In thousands)	Three and Nine Months Ended September 30,
Other investments	2017	2016
Beginning balance Level 3 assets	$8,028	$8,028
Change in net unrealized gain (loss)	—	—
Gross purchases	—	—
Gross sales	—	—
Net gain (loss) on sales	—	—
Transfers into (out of) Level 3	—	—
Ending balance Level 3 assets	$8,028	$8,028

The fair value of our net investment in a real estate asset is primarily derived internally, and is based on inputs observed from sales transactions of similar assets. We also rely on available industry information about capitalization rates and expected trends in rents and occupancy in determining estimates of the fair value of real estate.  The significant unobservable input used in the fair value measurement of our net investment in real estate is the capitalization rate, which the Company estimated to be between 4.0% and 4.9% at September 30, 2017 and December 31, 2016.

8. STOCKHOLDERS' EQUITY
The Company has authorized 500,000,000 shares of common stock having a par value of $0.01 per share. As of September 30, 2017 and December 31, 2016, the Company had issued and outstanding 154,990,047 and 151,434,917 shares of common stock, respectively.
The Company has authorized 50,000,000 shares of preferred stock having a par value of $0.01 per share. As of September 30, 2017 and December 31, 2016, 3,000,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock ($25.00 liquidation preference) were issued and outstanding. As of September 30, 2017 and December 31, 2016, 8,000,000 shares of 7.50% Series B Cumulative Redeemable Preferred Stock ($25.00 liquidation preference) were issued and outstanding. The Series A Preferred Stock and Series B Preferred Stock are not redeemable before August 3, 2017 and April 30, 2018, respectively, except under circumstances where it is necessary to preserve the Company's qualification as a REIT, for federal income tax purposes, or the occurrence of a change of control. On or after August 3, 2017 and April 30, 2018, the Company may, at its option, redeem any or all of the shares of the Series A Preferred Stock and Series B Preferred Stock, respectively, at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the respective redemption date. The Series A Preferred Stock and Series B Preferred Stock have no stated maturity, and are not subject to a sinking fund requirement or mandatory redemption.
Equity Placement Program (“EPP”)
On August 4, 2017, the Company entered into an equity distribution agreement (the "Equity Distribution Agreement") with JMP Securities LLC (the "Placement Agent") whereby the Company may, from time to time, publicly offer and sell up to 20,000,000 shares of the Company’s common stock through at-the-market transactions and/or privately negotiated transactions. During the three months ended September 30, 2017, the Company issued 2,951,491 shares under the Equity Distribution Agreement at an average sales price of $8.76 per share raising approximately $25.5 million of net proceeds after deducting placement fees. As of September 30, 2017, 17,048,509 shares of common stock remained available for issuance to be sold under the Equity Distribution Agreement.
Dividend Reinvestment and Direct Stock Purchase Plan ("DSPP")
On September 15, 2017, the Company renewed its Dividend Reinvestment and Direct Stock Purchase Plan, whereby stockholders may reinvest cash dividends and purchase up to 10,000,000 shares of our common stock. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the respective plan prospectus. For the nine months ended September 30, 2017, the Company issued 291,815 at an average sales price of $8.77 per shares for net proceeds of $2.5 million, after deducting placement fees. For the nine months ended September 30, 2016, the Company did not issue any shares under the DSPP. As of September 30, 2017, there were approximately 9.7 million shares available for issuance under the DSPP.
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
For the nine months ended September 30, 2017, we did not repurchase any shares of the Company's common stock. For the nine months ended September 30, 2016, we repurchased 673,166 shares of the Company's common stock at a weighted-average purchase price of $7.85, for an aggregate purchase price of approximately $5.3 million. Accordingly, the Company was authorized to repurchase shares of its common stock of approximately $155.5 million as of September 30, 2017 and September 30, 2016.

Restricted Stock Awards
For the nine months ended September 30, 2017 and 2016, the Company granted 356,345 and 378,029 shares of restricted stock, respectively, to certain of its directors, officers and employees.
9. EARNINGS PER SHARE
Components of the computation of basic and diluted earnings per share ("EPS") are as follows (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$88,185	$79,010	$172,430	$196,551
Less dividends on preferred shares	(5,203)	(5,203)	(15,609)	(15,609)
Net income (loss) available to common stockholders	82,982	73,807	156,821	180,942
Less dividends paid:
Common shares	(38,516)	(37,599)	(113,910)	(114,312)
Unvested shares	(232)	(254)	(697)	(789)
Undistributed earnings (loss)	44,234	35,954	42,214	65,841
Basic weighted-average shares outstanding:
Common shares	151,562	150,378	150,981	150,520
Basic earnings (loss) per common share:
Distributed earnings	$0.25	$0.25	$0.75	$0.76
Undistributed earnings (loss)	0.29	0.24	0.28	0.43
Basic earnings (loss) per common share	$0.54	$0.49	$1.03	$1.19
Diluted weighted-average shares outstanding:
Common shares	151,562	150,378	150,981	150,520
Net effect of dilutive stock options (1)	—	—	—	—
	151,562	150,378	150,981	150,520
Diluted earnings (loss) per common share:
Distributed earnings	$0.25	$0.25	$0.75	$0.76
Undistributed earnings	0.29	0.24	0.28	0.43
Diluted earnings (loss) per common share	$0.54	$0.49	$1.03	$1.19
__________________

(1)	For the three and nine months ended September 30, 2017 and 2016, the Company had no stock options outstanding.

10. COMMITMENTS AND CONTINGENCIES
The Company enters into certain agreements that contain a variety of indemnifications, principally with broker-dealers. As of September 30, 2017 and December 31, 2016, no claims have been asserted against the Company under these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2017 and December 31, 2016.

The Company occupied leased office space for which the term expired on June 30, 2016. In September 2015, the Company entered into a new lease agreement with a commencement date of January 1, 2016, and an estimated rent commencement date of July 1, 2016 (the "New Lease"). The New Lease has an initial term of 84 months from the rent commencement date. All leases have been classified as operating leases. The Company’s aggregate future minimum lease payments total approximately $2.2 million.  The following table details the lease payments (in thousands):

Years Ending December 31,	Lease Commitments
2017 (remaining)	$89
2018	363
2019	373
2020	383
2021	393
Thereafter	606
$2,207
11. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through October 26, 2017, the date these financial statements were issued, and determined that no events have occurred that would require adjustments to or disclosures in the accompanying unaudited consolidated financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

CYS Investments, Inc. (the "Company", "we", "us", or "our") is a specialty finance company created with the objective of achieving consistent risk-adjusted investment income. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide the reader of the Company’s unaudited consolidated financial statements and accompanying notes with a narrative of management's perspective on the business underlying those financial statements and its financial condition and results of operations during the periods presented. The Company’s MD&A is comprised of the following sections:

•	Forward-Looking Statements,

•	Executive Overview,

•	Trends and Recent Market Activity,

•	Financial Condition,

•	Summary Financial Data,

•	Results of Operations,

•	Off-Balance Sheet Arrangements,

•	Liquidity and Capital Resources,

•	Quantitative and Qualitative Disclosures about Short-Term Borrowings, and

•	Inflation
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

•	the effect of regulations that prevent or restrict the use of Agency RMBS or U.S. Treasuries as collateral for borrowings;

•	the supply and availability of Agency RMBS;

•	the effect of increased prepayment rates on the value of our assets;

•	our ability to convert our assets into cash and cash equivalents or extend the financing terms related to our assets;

•	the effect of widening credit spreads or shifts in the yield curve on the value of our assets and investment strategy;

•	the types of indebtedness we may incur;

•	our ability to achieve anticipated benefits from interest rate swaps and caps;

•	our ability to quantify risks based on historical experience;

•	our ability to be taxed as a real estate investment trust ("REIT") and to maintain an exemption from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act");

•	the tax limitations of capital loss carryforwards;

•	our assessment of counterparty risk and/or the rise of counterparty defaults;

•	our ability to meet short-term liquidity requirements with our cash flow from operations and borrowings;

•	the effect of rising interest rates on unemployment, inflation and mortgage supply and demand;

•	our liquidity;

•	our borrowing costs;

•	changes in our investment guidelines and the composition of our investment portfolio;

•	our asset valuation policies; and

•	our dividend distribution policy.

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
We earn income from our investment portfolio which, as of September 30, 2017, was comprised principally of the Company's Agency RMBS and U.S. Treasuries (collectively, the "Debt Securities"). We finance our investments primarily through borrowings under repurchase agreements ("repo borrowings"), and, prior to the effective date of the Final Rule (as defined below) on February 19, 2016, FHLBC Advances (see further discussion below). Our economic net interest income, a non-GAAP measure, described in "Results of Operations" below, is generated primarily from the net spread, or difference, between the interest income we earn on our investment portfolio and the cost of our borrowings and hedging activities. The amount of economic net interest income we earn on our investments depends in part on our ability to control our financing costs, which comprise a significant portion of our operating expenses. Economic interest expense is comprised of interest expense, as computed in accordance with GAAP, plus swap and cap interest expense used to hedge our cost of funds, a component of net gain (loss) on derivative instruments in the Company’s Consolidated Statements of Operations. The Company uses interest rate swaps to manage its exposure to changes in interest rates on its interest bearing liabilities by economically hedging cash flows associated with these borrowings. Presenting the contractual interest payments on interest rate swaps and caps with the interest paid on interest-bearing liabilities reflects the total contractual interest payments. This presentation depicts the economic cost of our financing strategy. Although we leverage our portfolio investments in Debt Securities to seek to enhance our potential returns, leverage also may exacerbate losses.
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
In March 2015, our captive insurance subsidiary, CYS Insurance Services, LLC ("CYS Insurance"), was granted membership in the FHLBC and began obtaining FHLBC Advances from the FHLBC in the form of secured borrowings. Membership in the FHLBC permitted CYS Insurance to access a variety of products and services offered by the FHLBC, and obligated CYS Insurance to purchase FHLBC membership and activity stock, the latter being a percentage of the advances it obtained from the FHLBC. As with our repo borrowings, if the value of any assets pledged to the FHLBC as collateral for advances decreased, the FHLBC could require posting of additional collateral. On January 12, 2016, the FHFA issued a final rule (the "Final Rule") amending its regulations governing FHLBC Membership criteria for captive insurance companies. The Final Rule defines "insurance company" to exclude "captive insurers". Under this Final Rule, which became effective on February 19, 2016, CYS Insurance's membership in the FHLBC was required to terminate within one year of the effective date and it was not permitted to secure any new advances. In response to this action, the Company repaid all of its outstanding FHLBC Advances prior to September of 2016. CYS Insurance's membership in the FHLBC was terminated on February 19, 2017.
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
Trends and Recent Market Activity
Overview
Market performance in the Third Quarter was much like the quarter ended June 30, 2017 (the "Prior Quarter"). Geopolitical forces and central bank signals influenced the markets. In the Third Quarter, yields for U.S. Treasuries traded within a narrow 35 basis points ("bps) range. Early in the Third Quarter, interest rates moved to their lows for fiscal year 2017, but then retraced those movements. Concurrently, equity markets continued to advance to all-time highs.

Expectations for meaningful fiscal stimulus programs have diminished through the year, and the bond market has priced in low expectations for accelerating economic growth or a significant increase in inflation in the near term. Notably, in 2017 to date, 10-year U.S. Treasuries have traded in their tightest range (59 bps) since 1965. In the Third Quarter, U.S. Treasury yields trended lower as the Federal Reserve (the "Fed") acknowledged some concerns about continued low inflation and heightened North Korean tensions induced a flight to safety, pushing the yield on the 10-year U.S. Treasury to 2.04% in early September, its low for the year. In the final three weeks of the Third Quarter, yields increased as the Fed (as well as the Bank of England) signaled their determination to normalize interest rates over the coming quarters. The markets interpreted these public statements to mean the Fed would likely raise rates at the Federal Open Market Committee's ("FOMC") next meeting in December. The bond markets ended the Third Quarter with the 10-year U.S. Treasury yield at 2.33%, just 3 bps higher than the end of the Prior Quarter.

The yield curve continued to flatten during the Third Quarter as short-term bond yields increased more than longer-term yields due to rising expectations for a Fed increase in interest rates in December. Chairperson Yellen, in a September speech, suggested she supported a December rate hike noting that lower-than-target inflation can be attributed to some transitory factors. Chairperson Yellen also noted that the uncertain inflation outlook "strengthens the case for gradual tightening," implying that the terminal funds rate could continue to drift lower. Given the flatter yield curve driven by slowly rising short-term interest rates, we continue to expect our borrowing costs to slowly rise.

Prices of Agency residential mortgage-backed securities ("Agency MBS") remained firm in the Third Quarter despite the Fed’s announced balance sheet normalization program, likely to commence in October as the Fed confirmed in its September 20 meeting. Agency MBS appreciated in price during the Third Quarter even as similar duration U.S. Treasuries increased more modestly. The relative outperformance of Agency MBS reflects several factors; (i) the Fed’s normalization plans have been well-telegraphed and understood by the market for some time; and (ii) balance sheet normalization will begin modestly and is not expected to ramp up to its $20 billion cap until October 2018. Additionally, these securities have been in demand by a wide variety of investors and offer attractive returns relative to corporate bonds and commercial real estate. Thirty-year Fannie Mae yields tightened by 9 bps relative to 7-year swap rates and by a commensurate amount relative to 7-year U.S. Treasuries. Fifteen-year Fannie Mae yields tightened by 10 bps relative to 5-year swaps and 9 bps relative to 5-year U.S. Treasuries. The majority of our Agency MBS holdings increased in price in the Third Quarter.

In early September, the postponement of the debt ceiling decision until early December 2017 took pressure off short-term borrowing markets. A restrained supply of U.S. Treasuries in the final months of 2017, necessary to achieve the required low-level of cash on the U.S. Treasury’s books by the debt ceiling deadline on December 8th, may help hold repo rates at lower levels than previously expected for most of the fourth quarter of 2017. A growing shortage of U.S. Treasuries in the markets is likely to spill over to the short-term borrowing markets and should keep borrowing rates in-line with the federal funds target rate.

In the near-term, we expect that markets will continue to react to speculation and the ultimate nomination of the next Fed chair. This is likely to create volatility in the bond markets and potential opportunities for CYS.
Recent CYS Activity in Response to These Trends
We continue to identify and capitalize on opportunities the markets present to us on the asset, liability and hedge components of our business. During the Third Quarter, we replaced some of our 15-year Agency RMBS holdings with 3-year Treasuries as the market provided for special financing on U.S. Treasuries during this period, which resulted in higher net-interest income and lower price volatility in our portfolio. Prepayment rates continue to be moderate. The weighted average 1-month prepayment speeds increased to 9.5% during the Third Quarter from 7.5% in the Prior Quarter. The increase in prepayment speeds was partially offset by the asset repositioning during the Third Quarter. The net effect was a 7 bps decrease in the average yield on Debt Securities during the Third Quarter to 2.79% from 2.86% in the Prior Quarter.
We also took advantage of the low interest rate environment during the Third Quarter and rebalanced some of our hedges by terminating $1 billion in notional of 7-year, cancelable swaps and replacing them with $925 million notional of seven and ten year swaps, extending the duration of our hedges and meaningfully reducing our hedging costs. Terminating the aforementioned hedges resulted in a realized loss of $(3.9) million during the Third Quarter. Taken together, we expect the asset and hedge rebalancing to enhance earnings potential for several quarters and simultaneously reduce our interest rate risk.

Financial Condition
Our Agency RMBS were purchased at a net premium to their face value generally due to the average interest rates on these investments being higher than the prevailing market rates at the time of purchase. Inclusive of TBA Derivatives, as of September 30, 2017 and December 31, 2016, we had approximately $376.4 million and $452.3 million, respectively, of net unamortized premium included in the cost basis of our investments. TBA Agency RMBS, including those accounted for as derivatives, are included in the table below on a gross basis. Our Debt Securities portfolio, including TBA Derivatives, consisted of the following:

(dollars in thousands)				Weighted-Average
Coupon	Face Value	Fair Value	Amortized Cost Basis per Face Value	Loan Balance (1)	Loan Age (in months)(1)	3 Month CPR(1)(2)	Duration(3)
September 30, 2017
15-Year Agency Mortgage-Backed Securities
2.5%	$215,565	$217,225	$102.38	$194	11	5.9%	4.19
TBA 2.5% *	120,000	120,816	101.14	n/a	n/a	n/a	3.80
3.0%	2,396,000	2,465,126	102.35	278	25	9.9	3.13
TBA 3.0% *	(307,000)	(315,439)	102.73	n/a	n/a	n/a	3.10
3.5%	602,514	629,357	102.61	203	64	14.2	2.65
4.0%	87,765	92,220	100.96	167	79	15.0	2.48
4.5%	11,209	11,792	102.05	242	92	28.5	1.88
Subtotal	3,126,053	3,221,097	102.28	256	33	10.6	3.12
20-Year Agency Mortgage-Backed Securities
4.5%	33,370	35,930	102.58	205	86	15.6	2.27
30-Year Agency Mortgage-Backed Securities
3.0%	1,546	1,577	104.42	132	52	24.8	5.26
3.5%	4,806,409	4,963,099	102.99	334	10	6.8	4.18
TBA 3.5%*	55,000	56,634	103.69	n/a	n/a	n/a	3.64
4.0%	2,301,698	2,431,007	104.90	300	21	13.0	2.72
TBA 4.0%*	532,000	559,742	105.45	n/a	n/a	n/a	2.62
4.5%	97,963	106,058	106.51	282	77	11.9	2.37
Subtotal	7,794,616	8,118,117	103.82	322	15	8.8	3.61
Agency RMBS Hybrid ARMs
3.0%(5)	505,528	518,786	102.44	325	24	15.6	2.33
Subtotal Agency RMBS	11,459,567	11,893,930	103.34	302	21	9.7	3.42
U.S. Treasuries
1.4%	1,025,000	1,017,964	99.42	n/a	n/a	n/a	2.82
Total	$12,484,567	$12,911,894	$103.01	$302	21	9.7%	3.37

(dollars in thousands)				Weighted-Average
Coupon	Face Value	Fair Value	Amortized Cost Basis per Face Value	Loan Balance (1)	Loan Age (in months)(1)	3 Month CPR(1)(2)	Duration(3)

December 31, 2016
15-Year Agency RMBS
2.5%	$1,046,887	$1,049,504	$102.78	$276	4	5.4%	3.94
TBA 2.5%(4)*	(400,000)	(400,633)	99.73	n/a	n/a	n/a	3.75
3.0%	2,540,786	2,610,678	102.68	$263	27	13.0	3.03
TBA 3.0%*	200,000	205,174	102.86	n/a	n/a	n/a	2.83
3.5%	813,323	849,549	102.98	215	52	14.6	2.52
4.0%	108,173	114,207	101.03	167	70	14.7	2.27
4.5%	14,439	15,256	102.23	240	83	19.3	1.79
Subtotal	4,323,608	4,443,735	103.00	255	27	12.4	3.05
20-Year Agency RMBS
4.5%	39,328	42,348	102.66	209	77	19.6	2.16
30-Year Agency RMBS
3.0%	1,776	1,802	104.51	130	43	0.2	4.69
3.5%	4,934,357	5,062,330	104.48	338	8	9.5	4.48
TBA 3.5%*	383,000	392,293	102.58	n/a	n/a	n/a	4.10
4.0%	1,247,116	1,314,969	104.93	244	30	22.0	3.30
TBA 4.0%*	500,000	524,869	104.50	n/a	n/a	n/a	2.95
4.5%	113,274	122,361	106.63	282	68	21.7	2.32
Subtotal	7,179,523	7,418,624	104.34	319	13	13.1	4.12
Agency RMBS Hybrid ARMs
2.8%(5)	375,745	385,502	102.74	322	30	21.3	2.16
Subtotal Agency RMBS	11,918,204	12,290,209	103.80	293	20	13.1	3.66
U.S. Treasuries
0.6%	50,000	49,686	99.90	n/a	n/a	n/a	1.48
Total	$11,968,204	$12,339,895	$103.78	$293	20	13.1%	3.66
__________________

(1)	TBAs are excluded from this calculation as they do not have a defined weighted-average loan balance or age until mortgages have been assigned to the pool.

(2)
The Constant Prepayment Rate ("CPR") represents the 3-month CPR of the Company’s Agency RMBS held at September 30, 2017 and December 31, 2016. The CPR experienced by the Company during the period may differ. Securities with no prepayment history are excluded from this calculation.

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

(4)	Includes $400.6 million of forward settling transactions at December 31, 2016.

(5)	Coupon represents the weighted-average coupon of Agency Hybrid ARMs.

*	Includes TBA Derivatives with a fair value of $(0.2) billion and $(308.8) million at September 30, 2017 and December 31, 2016, respectively.

In October 2017, the monthly weighted-average experienced CPR of the Company's Debt Securities decreased to 8.6% from 10.0% in September 2017.

Hedging Instruments

The Company utilizes interest rate swap and cap contracts (a "swap" or "cap", respectively) to hedge the interest rate risk associated with the financing of our Debt Securities portfolio. As of September 30, 2017, the Company held swaps with an aggregate notional of approximately $6.5 billion, a weighted-average fixed rate of 1.41%, and a weighted-average maturity of 3.5 years. This compares with interest rate swaps with a notional amount of $6.5 billion, a weighted-average fixed rate of

1.23%, and a weighted-average maturity of 3.0 years at December 31, 2016. The receive rate on the Company's swaps is the 3-month LIBOR. At September 30, 2017, the Company held caps with a notional of $2.5 billion, a weighted-average cap rate of 1.28%, and a weighted-average maturity of 2.3 years. This compares with interest rate caps with a notional amount of $2.5 billion, a weighted-average fixed rate of 1.28%, and a weighted-average maturity of 3.0 years at December 31, 2016.
Below is a summary of our interest rate swaps and caps as of September 30, 2017 and December 31, 2016:

			Weighted-Average
September 30, 2017	Number of Contracts	Notional (000's)	Rate	Maturity	Duration	Fair Value (000's)
Interest Rate Swaps	22	$6,475,000	1.41%	April 2021	(3.15)	$79,300
Interest Rate Caps	5	2,500,000	1.28%	January 2020	(1.89)	27,860
	27	$8,975,000	1.38%	December 2020	(2.80)	$107,160

December 31, 2016
Interest Rate Swaps	17	$6,450,000	1.23%	January 2020	(2.72)	$80,608
Interest Rate Caps	5	2,500,000	1.28%	January 2020	(1.94)	42,532
	22	$8,950,000	1.24%	January 2020	(2.50)	$123,140
Our swap and cap notional was $8.98 billion and $8.95 billion at September 30, 2017 and December 31, 2016, respectively, resulting in a hedge ratio of 86% at September 30, 2017, compared to 92% at December 31, 2016.
The Company does not consider TBA Derivatives to be hedging instruments.

Liabilities
We finance our assets through repo borrowings, and prior to the February 19, 2016 effective date of the Final Rule, FHLBC Advances. Repo borrowings and FHLBC Advances are secured by our assets and generally bear interest rates that have historically moved in close relationship to LIBOR. At September 30, 2017 and December 31, 2016, we had liabilities pursuant to repo borrowings with 35 counterparties which are summarized below (dollars in thousands):

September 30, 2017			Weighted-Average
Original Days to Maturity by Collateral Type	Repo Borrowings Outstanding	Percentage of Total	Interest Rate	Remaining Days to Maturity	Original Days to Maturity
Agency RMBS
≤ 30 Days	$2,522,264	24%	1.31%	14	26
> 30 to ≤ 60 Days	458,851	4%	1.28%	7	44
> 60 Days	6,805,151	66%	1.34%	88	179
Subtotal	$9,786,266	94%	1.33%	65	133

U.S. Treasuries
≤ 30 Days	$596,960	6%	0.33%	9	12

Total	$10,383,226	100%	1.27%	62	126

December 31, 2016			Weighted-Average
Original Days to Maturity by Collateral Type	Repo Borrowings Outstanding	Percentage of Total	Interest Rate	Remaining Days to Maturity	Original Days to Maturity
Agency RMBS
≤ 30 Days	$651,032	7%	0.83%	5	11
> 30 to ≤ 60 Days	1,135,428	12%	0.89%	16	45
> 60 Days	7,905,084	81%	0.90%	63	139
Total	$9,691,544	100%	0.89%	53	119

In addition, as of September 30, 2017 and December 31, 2016, we had an aggregate payable for securities purchased, a portion of which will be financed through repo borrowings, as summarized below (in thousands).

September 30, 2017
Settle Date	Face Value	Payable
October 2017	$786,213	$796,827
November 2017	450,000	467,812
	$1,236,213	$1,264,639

December 31, 2016
Settle Date	Face Value	Payable
January 2017	$1,376,248	$1,418,658
February 2017	450,045	463,305
	$1,826,293	$1,881,963

Summary Financial Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2017	2016	2017	2016
Income Statement Data:
Interest income	$78,961	$69,661	$229,362	$225,969
Interest expense	31,971	17,479	79,374	54,111
Net interest income	46,990	52,182	149,988	171,858
Other income (loss):
Net realized and unrealized gain (loss) on investments, FHLBC Advances and other income	31,160	(18,077)	60,148	210,236
Net gain (loss) on derivative instruments	15,169	51,132	(20,928)	(167,104)
Total other income (loss)	46,329	33,055	39,220	43,132
Expenses:
Compensation and benefits	2,994	3,619	9,774	11,049
General, administrative and other	2,140	2,608	7,004	7,390
Total expenses	5,134	6,227	16,778	18,439
Net income (loss)	$88,185	$79,010	$172,430	$196,551
Dividends on preferred stock	(5,203)	(5,203)	(15,609)	(15,609)
Net income (loss) available to common stockholders	$82,982	$73,807	$156,821	$180,942
Net income (loss) per common share basic & diluted	$0.54	$0.49	$1.03	$1.19
Dividends per common share	$0.25	$0.25	$0.75	$0.76

Key Balance Sheet Metrics
Average settled Debt Securities (1)	$11,335,599	$11,725,021	$11,034,025	$11,840,707
Average total Debt Securities (2)	$12,722,188	$13,596,739	$12,570,245	$13,271,207
Average repurchase agreements and FHLBC Advances (3)	$9,820,318	$10,223,051	$9,505,921	$10,378,241
Average Debt Securities liabilities (4)	$11,206,907	$12,094,769	$11,042,141	$11,808,741
Average stockholders' equity (5)	$1,570,974	$1,749,543	$1,558,118	$1,733,149
Average common shares outstanding (6)	152,487	151,414	151,930	151,552
Leverage ratio (at period end) (7)	7.02:1	6.96:1	7.02:1	6.96:1

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2017	2016	2017	2016
Hedge Ratio (8)	86%	93%	86%	93%
Book value per common share (at period end) (9)	$8.60	$9.79	$8.60	$9.79
Weighted-average amortized cost of Agency RMBS and U.S. Treasuries (10)	$103.01	$103.72	$103.01	$103.72

Key Performance Metrics*
Average yield on settled Debt Securities (11)	2.79%	2.38%	2.77%	2.54%
Average yield on total Debt Securities including Drop Income (12)	2.71%	2.36%	2.70%	2.52%
Average cost of funds (13)	1.30%	0.68%	1.11%	0.70%
Average cost of funds and hedge (14)	1.59%	1.17%	1.45%	1.28%
Adjusted average cost of funds and hedge (15)	1.39%	0.99%	1.24%	1.13%
Interest rate spread net of hedge (16)	1.20%	1.21%	1.32%	1.26%
Interest rate spread net of hedge including Drop Income (17)	1.32%	1.37%	1.46%	1.39%
Operating expense ratio (18)	1.31%	1.42%	1.44%	1.42%
Total stockholder return on common equity (19)	6.50%	5.13%	12.24%	12.71%
CPR (weighted-average experienced 1-month) (20)	9.5%	14.0%	8.4%	11.4%
___________

(1)	The average settled Debt Securities is calculated by averaging the month end cost basis of settled Debt Securities during the period.

(2)	The average total Debt Securities is calculated by averaging the month end cost basis of total Debt Securities and unsettled Debt Securities (inclusive of TBA Derivatives) during the period.

(3)	The average repurchase agreements and FHLBC Advances are calculated by averaging the month-end repurchase agreements and FHLBC Advances balances during the period.

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

(12)
The average yield on total Debt Securities including Drop Income for the period is calculated by dividing total interest income plus Drop Income by average total Debt Securities. Drop Income was $7.2 million and $10.5 million for the three months ended September 30, 2017 and 2016, respectively. Drop Income was $25.3 million and $24.8 million for the nine months ended September 30, 2017 and 2016, respectively. Drop Income is a component of our net realized and unrealized gain (loss) on investments and net realized and unrealized gain (loss) on derivative instruments in the accompanying unaudited Consolidated Statements of Operations. Drop Income is the difference between the spot price and the forward settlement price for the same security on trade date. This difference is also the economic equivalent of the assumed net interest margin (yield minus financing costs) of the bond from trade date to settlement date. We derive Drop Income through utilization of forward settling transactions.

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
The primary limitation associated with Core Earnings as a measure of our financial performance over any period is that it excludes the effects of net realized and unrealized gain (loss) on investments and derivative instruments, and net unrealized gain (loss) on FHLBC Advances. In addition, our presentation of Core Earnings may not be comparable to similarly-titled measures used by other companies, which may employ different calculations. As a result, Core Earnings should not be considered a substitute for our GAAP net income (loss), as a measure of our financial performance, or any measure of our liquidity under GAAP.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Non-GAAP Reconciliation:	2017	2016	2017	2016
Net income (loss) available to common stockholders	$82,982	$73,807	$156,821	$180,942
Net realized (gain) loss on investments	5,215	(18,155)	91,090	(55,716)
Net unrealized (gain) loss on investments	(36,337)	36,540	(151,114)	(154,661)
Net realized and unrealized (gain) loss on derivative instruments	(22,117)	(63,625)	(2,781)	121,434
Net unrealized (gain) loss on FHLBC Advances	—	—	—	1,299
Core Earnings	$29,743	$28,567	$94,016	$93,298
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

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Net interest income	$46,990	$52,182	$(5,192)	(9.9)%
Swap and cap interest expense	6,948	12,493	(5,545)	(44.4)%
Economic net interest income	$40,042	$39,689	$353	0.9%

Total interest expense	$31,971	$17,479	$14,492	82.9%
Swap and cap interest expense	6,948	12,493	(5,545)	(44.4)%
Economic interest expense	$38,919	$29,972	$8,947	29.9%

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Net interest income	$149,988	$171,858	$(21,870)	(12.7)%
Swap and cap interest expense	23,709	45,670	(21,961)	(48.1)%
Economic net interest income	$126,279	$126,188	$91	0.1%

Total interest expense	$79,374	$54,111	$25,263	46.7%
Swap and cap interest expense	23,709	45,670	(21,961)	(48.1)%
Economic interest expense	$103,083	$99,781	$3,302	3.3%
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Net Income (Loss)
Net income available to common stockholders increased $9.2 million to $83.0 million for the Third Quarter, compared to net income of $73.8 million for the three months ended September 30, 2016 (the "Third Quarter of 2016"), primarily due to (i) a $49.5 million increase in net realized and unrealized gain on investments, (ii) a $9.3 million increase in total interest income, (iii) a $5.6 million decrease in swap and cap interest expense and (iv) a $1.1 million decrease in total expenses, offset by (A) a $41.5 million decrease in net realized and unrealized gain on derivative instruments and (B) a $14.5 million increase in total interest expense. The major components that make up the net increase in net income available to common stockholders during the Third Quarter compared to the Third Quarter of 2016 are described in more detail below.
Interest Income and Asset Yield
Our principal source of income is interest income that we earn on our investment securities portfolio. Interest income, which consists primarily of interest income on Debt Securities, increased by $9.3 million to $79.0 million for the Third Quarter, from $69.7 million for the Third Quarter of 2016. Our interest income increased as a result of an increase in the average yield on settled Debt Securities to 2.79% at September 30, 2017 from 2.38% at September 30, 2016, offset by a decrease in average settled Debt Securities to $11.3 billion in the Third Quarter from $11.7 billion in the Third Quarter of 2016, as further illustrated below (in thousands):

Change in Size		Change in Yield		Change in Size & Yield
Change in average settled	$(389,422)	Change in average yield	0.41%	Change in average settled	$(389,422)
Q3 2016 average annualized yield	2.38%	Q3 2016 average settled	$11,725,021	Change in average yield	0.41%
Quarterly change	$(2,314)	Quarterly change	$12,013	Quarterly change	$(399)
				Total change	$9,300
The increase in the average yield during the Third Quarter compared to the Third Quarter of 2016 largely resulted from a decrease in prepayment speeds. The Third Quarter weighted-average experienced CPR decreased to 9.5% compared to 14.0% for the Third Quarter of 2016. Amortization expense decreased by $7.7 million to $14.4 million during the Third Quarter from $22.1 million in the Third Quarter of 2016 as a direct result of the decrease in CPR, coupled with a decrease in the average settled Debt Securities.

Economic Net Interest Income
Our economic net interest income for the Third Quarter was $40.0 million, and our interest rate spread, net of hedge, was 1.20%, compared to economic net interest income of $39.7 million and an interest rate spread, net of hedge, of 1.21% for the Third Quarter of 2016. The increase in our economic net interest income was principally due to the $9.3 million increase in total interest income and $5.6 million decrease in swap and cap interest expense, offset by the $14.5 million increase in interest expense further described above. While our economic net interest income is influenced significantly by the size of our portfolio and overall interest rate levels, we believe our interest rate spread net of hedge is an important performance indicator.
Economic Interest Expense and Cost of Funds
Economic interest expense for the Third Quarter, which consists of interest expense from repo borrowings, swap and cap contracts, and FHLBC Advances (solely as it relates to the Third Quarter of 2016), increased $8.9 million to $38.9 million from $30.0 million for the three months ended September 30, 2016. Interest expense from repo borrowings and FHLBC Advances increased by $14.5 million to $32.0 million for the Third Quarter from $17.5 million for the Third Quarter of 2016 due to a higher cost of funds, largely resulting from three separate 25 bps Fed rate hikes during the comparable period. As a result, our weighted-average cost of funds rose to 1.30% in the Third Quarter from 0.68% in the Third Quarter of 2016. The net increase in interest expense was partially offset by a decrease in our average repo borrowings and FHLBC Advances to $9.8 billion for the Third Quarter from $10.2 billion for the Third Quarter of 2016. The decrease in average repo borrowings and FHLBC Advances was consistent with the decrease in average settled Debt Securities during the Third Quarter compared to the Third Quarter of 2016. The table below illustrates the result of changes to the average amount of repurchase agreements and FHLBC Advances outstanding and the related rates on interest expense during the three months ended September 30, 2017 and 2016 (in thousands):

Change in Size		Change in Rate		Change in Size & Yield
Change in average outstanding	$(402,733)	Change in average rate	0.62%	Change in average outstanding	$(402,733)
2016 average rate	0.68%	2016 average outstanding	$10,223,051	Change in average rate	0.62%
Quarterly change	$(689)	Quarterly change	$15,804	Quarterly change	$(623)
				Total change	$14,492
Swap and cap interest expense decreased by $5.6 million to $6.9 million in the Third Quarter, from $12.5 million in the Third Quarter of 2016. The decrease in swap and cap interest expense was primarily attributable to an increase in 3-month LIBOR, the receive leg of our swaps, combined with a decrease in the average aggregate swap and cap notional by $0.3 billion to $9.0 billion in the Third Quarter from $9.3 billion in the Third Quarter of 2016. 3-month LIBOR increased to 1.33% at September 30, 2017 from 0.85% at September 30, 2016, driving the decrease in the weighted-average swap and cap net pay rate to 0.31% in the Third Quarter from 0.54% in the Third Quarter of 2016, as further illustrated in the table below (in thousands):

Change in Size		Change in Swap and Cap Net Pay Rate		Change in Size & Rate
Change in average notional outstanding	$(312,500)	Change in average rate	(0.23)%	Change in average notional outstanding	$(312,500)
2016 average rate	0.54%	2016 average notional outstanding	$9,325,000	Change in average rate	(0.23)%
Quarterly change	$(419)	Quarterly change	$(5,304)	Quarterly change	$178
				Total change	$(5,545)
Our annualized weighted-average cost of funds including hedge was 1.59% for the Third Quarter compared to 1.17% for the Third Quarter of 2016. The increase in the weighted average cost of funds including hedge is largely attributable to an increase in cost of funds resulting from three separate 25 bps rate hikes during the comparable period, partially offset by the decrease in the swap and cap net pay rate, as further described above. The components of our cost of funds and hedging are (i) rates on our repo borrowings and FHLBC Advances ("Total Outstanding Borrowings"), (ii) rates on our swaps and caps, (iii) the size of our Total Outstanding Borrowings, and (iv) the total notional amount of our swaps and caps.
Other Income (Loss)
For the Third Quarter, our total other income (loss) was $46.3 million compared to $33.1 million for the Third Quarter of 2016. The key components contributing to the change in total other income (loss) are discussed in more detail below.

Net Realized and Unrealized Gain (Loss) on Investments and Drop Income
During the Third Quarter, our net realized and unrealized gain (loss) on investments increased by $49.5 million to a net gain of $31.1 million, compared to a net loss of $(18.4) million for the Third Quarter of 2016 in response to an increase in the prices of Agency RMBS during the Third Quarter compared to the decrease in prices during Third Quarter of 2016. To illustrate, during the Third Quarter, the price of a 15-year 3.5% Agency RMBS increased $0.09 to $104.14 and during the Third Quarter of 2016, the price decreased $0.56 to $105.42. Furthermore, during the Third Quarter, the price of a 30-year 3.5% Agency RMBS increased $0.38 to $103.05, and during the Third Quarter of 2016, the price was unchanged at $105.55.
During the Third Quarter and Third Quarter of 2016 , we generated Drop Income of approximately $7.2 million and $10.5 million, respectively. The lower Drop Income during the Third Quarter was primarily due to lower volumes of forward settling transactions from which we derive Drop Income. During the Third Quarter, the average gross balance in the combined TBA Securities and TBA Derivatives portfolio was $1.2 billion, a $0.6 billion decrease compared to the average gross balance of $1.9 billion for the Third Quarter of 2016. Drop Income is a component of our net realized and unrealized gain (loss) on investments and our net realized and unrealized gain (loss) on derivative instruments in the accompanying unaudited Consolidated Statements of Operations and is therefore excluded from Core Earnings. Drop Income is the difference between the spot price and the forward settlement price for the same Agency RMBS on the trade date. This difference is also the economic equivalent of the assumed interest rate spread net of hedge (yield less financing costs) of the Agency RMBS from trade date to settlement date. The Company derives Drop Income through utilization of forward settling transactions of Agency RMBS.
Net Gain (Loss) on Derivative Instruments
Net gain (loss) on derivative instruments is comprised of net swap and cap interest expense and net realized and unrealized gain (loss) on derivative instruments. Net realized and unrealized gain (loss) on derivative instruments was $22.1 million (comprised of $16.2 million net realized and unrealized gain on swap and cap contracts, and $5.9 million net realized and unrealized gain on TBA Derivatives) in the Third Quarter, compared to a $63.6 million gain (comprised of $51.2 million net realized and unrealized gain on swap and cap contracts, and $12.4 million net realized and unrealized gain on TBA Derivatives) for the Third Quarter of 2016. As previously noted, during the Third Quarter we repositioned a portion of the hedge portfolio by terminating cancelable swaps with a $1.0 billion notional and a weighted-average pay rate of 2.42% and replaced them with swaps with a $0.9 billion notional and a weighted-average pay rate of 1.99%. Terminating the aforementioned hedges resulted in a realized loss of $(3.9) million during the Third Quarter. The change in net realized and unrealized gain (loss) on derivative instruments for the Third Quarter and comparable prior year period were mainly due to an increase in swap rates. During the Third Quarter, the 5-year and 7-year swap rates increased by 4 bps and 3 bps, respectively, while they increased 20 bps and 15 bps, respectively, during the Third Quarter of 2016.
Swap and cap interest expense decreased by $5.6 million in the Third Quarter to $6.9 million from $12.5 million in the Third Quarter of 2016 as further described above.
Operating Expenses
Operating expenses declined to $5.1 million in the Third Quarter from $6.2 million in the Third Quarter of 2016, largely resulting from a $0.5 million decrease in the incentive compensation accrual.
Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Net Income (Loss)
Net income available to common stockholders decreased $24.1 million to $156.8 million for the nine months ended September 30, 2017, compared to net income of $180.9 million for the nine months ended September 30, 2016. The decrease in net income during the nine months ended September 30, 2017 is primarily attributable to a $150.4 million increase in net realized and unrealized loss on investments and a $25.3 million increase in interest expense, largely offset by a $124.2 million increase in net realized and unrealized gain on derivative instruments, a $22.0 million decrease in swap and cap interest expense and a $3.4 million increase in interest income. Details regarding each of the aforementioned components that make up the net decrease in net income available to common stockholders follow.
Interest Income and Asset Yield
Interest income increased by $3.4 million to $229.4 million for the nine months ended September 30, 2017, as compared to $226.0 million for the nine months ended September 30, 2016. The increase is largely due to an increase in the yield on our investments, offset by a decrease in average settled Debt Securities during the nine months ended September 30, 2017, as further illustrated below (in thousands):

Change in Size		Change in Yield		Change in Size & Yield
Change in average settled	$(806,682)	Change in average yield	0.23%	Change in average settled	$(806,682)
2016 average yield	2.54%	2016 average settled	$11,840,707	Change in average yield	0.23%
Change	$(15,395)	Change	$20,162	Change	$(1,374)
				Total change	$3,393
Our average settled Debt Securities for the nine months ended September 30, 2017 was $11.0 billion, compared to $11.8 billion for the nine months ended September 30, 2016. Our annualized yield on average settled Debt Securities for the nine months ended September 30, 2017 was 2.77%, compared to 2.54% for the nine months ended September 30, 2016. The increase in our yield was primarily attributable to a $19.1 million decrease in amortization expense to $41.5 million for the nine months ended September 30, 2017 from $60.6 million in the nine months ended September 30, 2016, partially offset by a decline in average settled Debt Securities. The decline in amortization is attributed to the decline in the annualized rate of portfolio prepayments to 8.4% for the nine months ended September 30, 2017 from 11.4% in the comparable prior year period.
Economic Net Interest Income
Our economic net interest income for the nine months ended September 30, 2017 was $126.3 million, and our interest rate spread net of hedge, was 1.32% compared to economic net interest income of $126.2 million and interest rate spread net of hedge of 1.26% for the nine months ended September 30, 2016. The increase in economic net interest income was principally due to the $22.0 million decrease in swap and cap interest expense and the $3.4 million increase in total interest income, largely offset by a $25.3 million increase in total interest expense.
Economic Interest Expense and Cost of Funds
Economic interest expense, which consists of interest expense from repo borrowings, interest rate swaps and caps, and prior to September 30, 2016, FHLBC Advances, increased $3.3 million to $103.1 million for the nine months ended September 30, 2017, from $99.8 million for the nine months ended September 30, 2016.
Interest expense from Total Outstanding Borrowings increased $25.3 million to $79.4 million for the nine months ended September 30, 2017 from $54.1 million for the nine months ended September 30, 2016, mostly due to an increase in the cost of funds that resulted from three separate 25 bps Fed rate hikes during the comparable period. Our weighted-average cost of funds rose to 1.11% during the nine months ended September 30, 2017 from 0.70% for the nine months ended September 30, 2016. Our average Total Outstanding Borrowings decreased to $9.5 billion for the nine months ended September 30, 2017 from $10.4 billion for the nine months ended September 30, 2016, consistent with the decrease in the settled Debt Securities portfolio for the comparable prior year period. The table below illustrates the impact on interest expense resulting from changes to Total Outstanding Borrowings and financing rates during the nine months ended September 30, 2017 and 2016 (in thousands):

Change in Size		Change in Rate		Change in Size & Yield
Change in average outstanding	$(872,320)	Change in average rate	0.41%	Change in average outstanding	$(872,320)
2016 average rate	0.70%	2016 average outstanding	$10,378,241	Change in average rate	0.41%
Change	$(4,548)	Change	$32,547	Change	$(2,736)
				Total change	$25,263
Swap and cap interest expense decreased by approximately $22.0 million, to $23.7 million during the nine months ended September 30, 2017 from $45.7 million during the nine months ended September 30, 2016. The decrease in swap and cap interest expense is largely attributable to the increase in 3-month LIBOR, which increased to 1.33% at September 30, 2017 from 0.85% at September 30, 2016. In addition, the $0.7 billion decrease in the average aggregate swap and cap notional to $9.0 billion for the nine months ended September 30, 2017, from $9.7 billion for the nine months ended September 30, 2016, contributed to the decrease in swap and cap interest expense. The increase in 3-month LIBOR resulted in a 28 bps decrease in the average swap and cap net pay rate to 0.35% during the nine months ended September 30, 2017 from 0.63% during the comparable prior year period. The impact of the decrease in the swap and cap net pay rate and notional on swap and cap interest expense are further illustrated in the table below (in thousands):

Change in Size		Change in Swap and Cap Net Pay Rate		Change in Size & Rate
Change in average notional outstanding	$(725,000)	Change in average rate	(0.28)%	Change in average notional outstanding	$(725,000)
2016 average rate	0.63%	2016 average notional outstanding	$9,700,000	Change in average rate	(0.28)%
Change	$(3,413)	Change	$(20,046)	Change	$1,498
				Total change	$(21,961)
Our annualized weighted-average cost of funds, including hedges was 1.45% for the nine months ended September 30, 2017 compared to 1.28% for the nine months ended September 30, 2016.
Other Income (Loss)
For the nine months ended September 30, 2017, our total other income (loss) was $39.2 million compared to $43.1 million for the nine months ended September 30, 2016. The key components contributing to the change in total other income (loss) are discussed in more detail below.

Net Realized and Unrealized Gain (Loss) on Investments and Drop Income
Net realized and unrealized gain on investments decreased by $150.4 million to a net gain of $60.0 million for the nine months ended September 30, 2017, compared to a net gain of $210.4 million for the nine months ended September 30, 2016. This change was largely driven by changes in long term bond yields, resulting in a less significant increase in the prices of our Agency RMBS for the nine months ended September 30, 2017, compared to a more significant increase in the prices of our Agency RMBS for the nine months ended September 30, 2016. During the nine months ended September 30, 2017 and 2016, the yield on the 10-year U.S. Treasury declined by 11 bps and 68 bps, respectively. During the nine months ended September 30, 2017, the price of a 30-year 3.5% Agency RMBS increased $0.72 to $103.05, and during the nine months ended September 30, 2016, the price for the same security increased $2.32 to $105.55. In addition, during the nine months ended September 30, 2017, the price of a 15-year 3.0% Agency RMBS increased $0.25 to $102.73, and during the nine months ended September 30, 2016, the price increased $1.90 to $104.98.
During the nine months ended September 30, 2017 and 2016, we generated Drop Income of approximately $25.3 million and $24.8 million, respectively. The increase in Drop Income during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016 was primarily attributable to more favorable financing in the forward market, partially offset by slightly lower volumes of forward settling transactions from which we derive Drop Income. During the nine months ended September 30, 2017, the average gross balance in the combined TBA Securities and TBA Derivatives portfolio was $1.4 billion, a $0.1 billion decrease compared to the average gross balance of $1.5 billion for the nine months ended September 30, 2016.
Net unrealized gain (loss) on FHLBC Advances
We had no FHLBC Advances outstanding during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, the Company repaid the remaining $2.1 billion in FHLBC Advances outstanding at December 31, 2015. For the nine months ended September 30, 2016 the net unrealized loss on FHLBC Advances was $1.3 million. The unrealized loss was due to pricing FHLBC Advances with an initial term greater than one year at par due to an expectation to repay the outstanding balance by August 2016.
Net Gain (Loss) on Derivative Instruments
Net gain (loss) on derivative instruments is comprised of net realized and unrealized gain (loss) on swaps and caps and TBA Derivatives. Net realized and unrealized gain (loss) on derivative instruments was $2.8 million (comprised of $(4.9) million net realized and unrealized loss on swap and cap contracts, and $7.7 million net realized and unrealized gain on TBA Derivatives) for the nine months ended September 30, 2017, compared to a loss of $(121.4) million (comprised of $(147.9) million net realized and unrealized loss on swap and cap contracts, and $26.5 million net realized and unrealized gain on TBA Derivatives) for the nine months ended September 30, 2016. The change in net realized and unrealized gain (loss) on derivative instruments for the nine months ended September 30, 2017 and 2016 was primarily due to changes in interest rates during the nine months ended September 30, 2017, resulting in an increase in the value of our derivatives during nine months ended September 30, 2017 and a decrease in the value of our derivative instruments during nine months ended September 30, 2016. To illustrate, during the nine months ended September 30, 2017 and 2016, 5-year swap rates increased by 2 bps and decreased 56 bps, respectively. The decrease in swap and cap notional described above also contributed to the change in net realized and unrealized loss on swaps and caps during the comparative period.

Operating Expenses
Operating expenses decreased to $16.8 million in the nine months ended September 30, 2017 from $18.4 million for the nine months ended September 30, 2016. Included in the nine months ended September 30, 2017 operating expenses is approximately $0.6 million of non-recurring accelerated restricted stock and other compensation expenses due to the retirement of our prior Chief Financial Officer and Treasurer. The net decrease in compensation expense during the current period is primarily attributable to the aforementioned executive's retirement, coupled with a decrease in the incentive compensation accrual.
Contractual Obligations and Commitments
The following table summarizes the principal balances related to our repo borrowings, the related interest expense thereon, and our office lease at September 30, 2017 (in thousands):

September 30, 2017	Within One Year	One to Three Years	Three to Five Years	Thereafter	Total
Repurchase agreements	$10,383,226	$—	$—	$—	$10,383,226
Interest expense on repurchase agreements based on rates at September 30, 2017	48,083	—	—	—	48,083
Long-term operating lease obligation	359	751	791	306	2,207
Total	$10,431,668	$751	$791	$306	$10,433,516
At September 30, 2017 and December 31, 2016, we held the following interest rate swap and cap contracts (in thousands):
As of September 30, 2017

Interest Rate Swaps	Weighted-Average
Expiration Year	Fixed Pay Rate	Receive Rate	Net Pay Rate	Notional Amount	Fair Value
2018	1.00%	1.32%	(0.32)%	$1,500,000	$2,950
2020	1.45%	1.30%	0.15%	1,750,000	20,695
2021	1.21%	1.31%	(0.10)%	1,700,000	41,051
2022	1.98%	1.31%	0.67%	500,000	513
2024	1.88%	1.32%	0.56%	625,000	10,650
2027	2.21%	1.32%	0.89%	400,000	3,441
Total	1.41%	1.31%	0.10%	$6,475,000	$79,300

Interest Rate Caps	Weighted-Average
Expiration Year	Cap Rate	Receive Rate	Net Cap Pay Rate	Notional Amount	Fair Value
2019	1.34%	0.81%	0.53%	$800,000	$5,102
2020	1.25%	1.33%	(0.08)%	1,700,000	22,758
Total	1.28%	1.16%	0.12%	$2,500,000	$27,860

As of December 31, 2016

Interest Rate Swaps	Weighted-Average
Expiration Year	Fixed Pay Rate	Receive Rate	Net Pay Rate	Notional Amount	Fair Value
2017	0.82%	0.94%	(0.12)%	$1,000,000	$2,316
2018	1.00%	0.91%	0.09%	1,500,000	4,359
2020	1.45%	0.86%	0.59%	1,750,000	23,474
2021	1.21%	0.89%	0.32%	1,700,000	48,931
2022	1.98%	0.88%	1.10%	500,000	1,528
Total	1.23%	0.89%	0.34%	$6,450,000	$80,608

Interest Rate Caps	Weighted-Average			Notional	Fair
Expiration Year	Cap Rate	Receive Rate	Net Cap Pay Rate	Amount	Value
2019	1.34%	—%	1.34%	$800,000	$8,051
2020	1.25%	—%	1.25%	1,700,000	34,481
Total	1.28%	—%	1.28%	$2,500,000	$42,532

We enter into certain agreements that contain a variety of indemnification obligations, principally with our brokers and counterparties for interest rate swap contracts and repo borrowings. We have not incurred any costs to defend a lawsuit or settle claims related to these indemnification obligations. The maximum potential future payment amount we could be required to pay under these indemnification obligations cannot be reasonably estimated. Accordingly, no liabilities have been recognized for these agreements as of September 30, 2017 and December 31, 2016. In addition, as of September 30, 2017 and December 31, 2016, we had $1.3 billion and $1.9 billion of payable for securities purchased, respectively, a portion of which either will be or was financed through repo borrowings.

Off-Balance Sheet Arrangements
As of September 30, 2017 and December 31, 2016, we had no relationships with any significant unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2017 and December 31, 2016, other than as discussed in the accompanying consolidated financial statements, we had not guaranteed obligations of unconsolidated entities, entered into commitments or had any intent to provide funding to any such entities.
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
As of September 30, 2017 and December 31, 2016, we had approximately $1.1 billion and $0.9 billion, respectively, in Agency RMBS, U.S. Treasuries, and cash and cash equivalents available to satisfy future margin calls. We have consistently maintained sufficient liquidity to meet margin calls, and have historically satisfied all margin calls, although no assurance can be given that we will be able to satisfy margin calls in the future. During the nine months ended September 30, 2017, we maintained an average liquidity level of 61%. Our liquidity level was never less than 53% of stockholders' equity during the nine months ended September 30, 2017. The following table presents our unencumbered liquid assets as a percentage of stockholders' equity for the periods presented:

	Carrying Value as of
Unencumbered Liquid Assets	September 30, 2017	December 31, 2016
Cash and cash equivalents	$804	$1,260
U.S. Treasuries	3,635	32,494
Agency RMBS	1,092,174	903,548
Total liquid assets	$1,096,613	$937,302
Unencumbered liquid assets as % of total stockholders' equity	68.2%	61.0%
During the Third Quarter we had average repo borrowings outstanding of $9.8 billion with an average cost of funds of 1.30%, and during the Third Quarter of 2016 we had average repo borrowings and FHLBC Advances of $10.2 billion with an average cost of funds of 0.68%.  At September 30, 2017, repo borrowing financing was generally stable but at higher rates relative to the Third Quarter of 2016 as a direct result of three separate 25 bps Fed rate hikes since the Third Quarter of 2016. Repo borrowing rates were between 1.20% and 1.38% for 30-90 day repo borrowings during the Third Quarter compared to 0.58% and 0.92% in the Third Quarter of 2016.
We diversify our funding across multiple counterparties and by counterparty region to limit our exposure to counterparty credit risk. As of September 30, 2017 and December 31, 2016, we had access to 52 and 50 counterparties, respectively, subject to certain conditions, located throughout North America, Europe and Asia. At September 30, 2017 and December 31, 2016 we had no FHLBC Advances outstanding. As of September 30, 2017 and December 31, 2016, repo borrowings with any individual counterparty were less than 7.9% and 7.1% of the Total Outstanding Borrowings, respectively. The table below includes a summary of our outstanding repo borrowings by number of counterparties and region as of September 30, 2017 and December 31, 2016:

	September 30, 2017
Counterparty Region	Number of Counterparties	Percent of Total Outstanding Borrowings
North America	21	54.1%
Europe	8	25.9%
Asia	6	20.0%
	35	100.0%

	December 31, 2016
Counterparty Region	Number of Counterparties	Percent of Total Outstanding Borrowings
North America	22	60.4%
Europe	8	22.8%
Asia	5	16.8%
	35	100.0%
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
For our short-term (less than one year) and long-term (more than one year) liquidity and capital resource requirements, we rely on the cash flow from operations, primarily monthly principal and interest payments to be received on our Agency RMBS. During the nine months ended September 30, 2017 and 2016, we recorded $1.0 billion and $1.4 billion of principal repayments, respectively, and received $227.8 million and $227.3 million of interest payments, respectively. We held cash and cash equivalents of $0.8 million and $1.3 million at September 30, 2017 and December 31, 2016, respectively. For the nine months ended September 30, 2017 and 2016, net cash provided by operating activities was $193.9 million and $148.7 million, respectively. For the nine months ended September 30, 2017 and 2016, net cash provided by (used in) investing activities was $(822.0) million and $1.4 billion, respectively. For the nine months ended September 30, 2017 and 2016, net cash provided by (used in) financing activities was $627.7 million and $(1.6) billion, respectively.
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
Our investment portfolio is comprised principally of highly-liquid Agency RMBS and U.S. Treasuries. We regularly monitor the creditworthiness of the U.S. government and the GSEs and believe it remains one of the most secure creditors in the world as of September 30, 2017.
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
On August 4, 2017, the Company entered into an equity distribution agreement (the "Equity Distribution Agreement") with JMP Securities LLC (the "Placement Agent") whereby the Company may, from time to time, publicly offer and sell up to 20,000,000 shares of the Company’s common stock through at-the-market transactions and/or privately negotiated transactions. During the three months ended September 30, 2017, the Company issued 2,951,491 shares under the Equity Distribution Agreement at an average sales price of $8.76 per share raising approximately $25.5 million of net proceeds after deducting the placement fees. As of September 30, 2017, 17,048,509 shares of common stock remained available for issuance to be sold under the Equity Distribution Agreement.
Our Dividend Reinvestment and Direct Share Purchase Program ("DSPP") is another vehicle we may use to raise capital, through which stockholders may purchase additional shares of common stock by reinvesting some or all of the cash dividends received on shares of common stock. On September 15, 2017, the Company renewed its Dividend Reinvestment and Direct Stock Purchase Plan, whereby the stockholders may reinvest cash dividends and purchase up to 10,000,000 shares of our common stock. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. For the nine months ended September 30, 2017, the Company issued 291,815 at an average sales price of $8.77 per shares for net proceeds of $2.5 million, after deducting placement fees. We did not issue any shares under the DSPP during the nine months ended September 30, 2016. As of September 30, 2017, there were approximately 9.7 million shares available for issuance under the DSPP.
For the nine months ended September 30, 2017, we did not repurchase any shares of the Company's common stock. Accordingly, the Company was authorized to repurchase shares of its common stock approximating $155.5 million as of September 30, 2017 pursuant to its stock repurchase program. For the nine months ended September 30, 2016, we repurchased 673,166 shares of the Company's common stock at a weighted-average purchase price of $7.85 per share, for an aggregate purchase price of approximately $5.3 million. Accordingly, the Company was authorized to repurchase shares of its common stock approximating $155.5 million as of September 30, 2016.

Quantitative and Qualitative Disclosures about Short-Term Borrowings
The following table is a summary of quantitative data about our repo borrowings and FHLBC Advances with initial maturities less than one year during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Outstanding at period end	$10,383	$9,621	$10,383	$9,621
Weighted-average rate at period end	1.27%	0.77%	1.27%	0.77%
Average outstanding during period (1)	$9,820	$10,111	$9,506	$10,086
Weighted-average rate during period	1.30%	0.68%	1.11%	0.67%
Largest month end balance during period	$10,383	$10,787	$10,383	$10,787

_______________

(1)	Calculated based on the average month end balance of repurchase agreements and FHLBC Advances with initial maturities less than one year.
The Company's borrowing rates were higher in the three and nine months ended September 30, 2017 than in the corresponding three and nine months ended September 30, 2016 due primarily to three separate 25 bps Fed rate hikes between September 30, 2016 and September 30, 2017. Overall, we continue to experience a stable financing environment. During the nine months ended September 30, 2016 we replaced $2.1 billion of FHLBC Advances with repo borrowings from existing counterparties. From quarter to quarter, fluctuations occur in repo borrowings that are fairly tightly correlated with the expansion and contraction of our investment portfolio. Though it varies by quarter, we generally maintain leverage between 6.4:1 and 7.2:1.
At September 30, 2017 and December 31, 2016, our amount at risk with any individual counterparty related to our repo borrowings was less than 2.1% and 2.6% of stockholders' equity, respectively.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of September 30, 2017 and December 31, 2016, the primary component of our market risk was interest rate risk, as described below. We do not seek to completely avoid risk because we believe that certain risks can be estimated based on historic experience. Accordingly, we manage these risks in an effort to earn the commensurate compensation required to take them and to maintain capital levels consistent with the risks we undertake.
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
We are a party to interest rate swap and cap contracts as of September 30, 2017 and December 31, 2016, described in detail under Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments" in this Quarterly Report.

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
Prepayment Risk
Prepayments are the full or partial repayment of principal prior to the original contractual maturity of a mortgage loan. Full repayments typically occur due to refinancing of mortgage loans. Prepayment rates for existing Agency RMBS generally increase when prevailing mortgage interest rates fall. Additionally, the majority of our Agency RMBS were purchased at a premium. The prepayment of such Agency RMBS at a rate faster than anticipated would result in amortization of any remaining unamortized premium faster than expected, which could adversely affect our financial condition and results of operations.
Effect on Fair Value and Net Income
Another component of interest rate risk is the effect that changes in interest rates will have on the fair value of our assets and our net income, exclusive of the effect on fair value. We face the risk that the fair value of our assets and net interest income will increase or decrease at different rates than that of our liabilities, including our hedging instruments.
The following sensitivity analysis table estimates the impact of our interest rate-sensitive investments and repo borrowing liabilities on our net income, fair value of our assets, and change in stockholders' equity, exclusive of the effect of changes in fair value on our net income, at September 30, 2017 and December 31, 2016, assuming a static portfolio and an instantaneous increase and decrease in rates of 25, 50 and 75 bps, except as further described in the footnotes to the following table:
September 30, 2017

Interest Rate Change (bps)	Projected Change in Net Income (1)		Projected Change in the Fair Value of Our Investments (1)	Projected Change in Stockholders' Equity
- 75	21.47%	(2)(3)	0.35%	2.84%
- 50	17.18%	(2)(3)	0.36%	2.92%
- 25	8.59%	(2)(3)	0.25%	2.03%
+ 25	(10.74)%	(2)	(0.40)%	(3.21)%
+ 50	(21.47)%	(2)	(0.92)%	(7.45)%
+ 75	(32.21)%	(2)	(1.55)%	(12.56)%
December 31, 2016

Interest Rate Change (bps)	Projected Change in Net Income (1)		Projected Change in the Fair Value of Our Investments (1)	Projected Change in Stockholders' Equity
- 75	19.81%	(2)(3)	0.71%	5.78%
- 50	16.23%	(2)(3)	0.63%	5.13%
- 25	12.20%	(2)(3)	0.38%	3.10%
+ 25	(10.08)%	(2)	(0.47)%	(3.83)%
+ 50	(20.16)%	(2)	(1.01)%	(8.22)%
+ 75	(30.24)%	(2)	(1.63)%	(13.21)%
_____________

(1)	Projected changes in the table are calculated utilizing Yield Book® software and may reflect adjustments based on our judgment.
(2) Immediate impact estimated over 12 month period.

(3)
Given the historically low level of interest rates at September 30, 2017 and December 31, 2016, we reduced 3-month LIBOR and our repo borrowing rates by 20, 40 and 50 bps and by 10, 20 and 30 bps for the 25, 50, and 75 bps down net income scenarios, respectively. All other interest rate-sensitive instruments were calculated in accordance with the table.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
There have been no changes in our internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. Other Information
Item 1. Legal Proceedings
The Company and its subsidiaries are not currently subject to any material legal proceedings.

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

The following table summarizes the Company's purchases of shares of its common stock during the nine months ended September 30, 2017 (dollars in thousands except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Dollar Value of Shares That May Yet Be Purchased (1)
January 1, 2017 - January 31, 2017	—	$—	$155,502
February 1, 2017 - February 28, 2017 (2)	—	—	155,502
March 1, 2017 - March 31, 2017	—	—	155,502
April 1, 2017 - April 30, 2017	—	—	155,502
May 1, 2017 - May 31, 2017	—	—	155,502
June 1, 2017 - June 30, 2017	—	—	155,502
July 1, 2017 - July 31, 2017	—	—	155,502
August 1, 2017 - August 31, 2017	—	—	155,502
September 1, 2017 - September 30, 2017	—	—	155,502
Total	—	$—
____________
(1)  The Company repurchases shares of its common stock in open-market transactions pursuant to its share repurchase program, which was authorized by its board of directors and publicly announced on July 21, 2014. Pursuant to this authority, the Company may repurchase shares of its common stock up to $250 million in aggregate value. Since July 21, 2014, the Company has repurchased approximately $94.5 million in aggregate value of its common stock, and accordingly, the Company was authorized to repurchase shares with an aggregate value of $155.5 million as of September 30, 2017.
(2) Excludes 44,521 shares purchased during February 2017 at a weighted-average price per share of $7.80 to satisfy withholding obligations on the vesting of restricted shares. The price paid per share was the then closing price of our common stock on the New York Stock Exchange. These 44,521 shares are not included in "Dollar Value of Shares That May Yet Be Purchased".
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
On October 23, 2017, our Board of Directors approved and adopted amendments to the Company’s Amended and Restated Bylaws (the “Bylaws Amendments”).  The Board of Directors adopted these amendments as part of its ongoing commitment to maintaining strong corporate governance practices and its consideration of input from stakeholders. The Bylaws Amendments reflect (a) amendments to the Maryland General Corporation Law (“MGCL”), in many cases to give greater flexibility to the Board of Directors and its committees, (b) changes to the rules of the New York Stock Exchange, (c) recent developments in public company governance, including increased stockholder activism, (d) changes to clarify certain corporate procedures and (e) edits to conform language and style. More specifically, the Bylaws Amendments:

•	remove the requirement that the Company’s annual meeting take place during the month of May;

•	add a requirement that any stockholder requesting a special meeting agree to update the request;

•
specify that a stockholder’s special meeting request will be deemed to be revoked to the extent of any shares owned by the requesting stockholder at the time of request but subsequently disposed of prior to the special meeting;

•	clarify that notices of stockholders meetings may be given electronically;

•
provide (a) that notices apply to a stockholders entire household, as permitted by the MGCL and SEC proxy rules and (b) that a minor irregularity in providing notice of a stockholders meeting will not affect the validity of the meeting;

•	provide that the Company may postpone or cancel a stockholder meeting, for any reason as permitted by applicable law and exchange rules, by making a public announcement;

•	provide a more comprehensive treatment of, and give more explicit powers to, the chairman and inspectors of the meeting;

•	require any stockholder nominating a candidate for the Board of Directors to own shares at the record date;

•
increase the information that must be provided by a stockholder proposing business or a director nominee, including (a) a representation that the stockholder is a record holder and intends to attend the meeting (either in person or via proxy); (b) a representation as to whether the stockholder intends to solicit proxies; and (c) information relating to (i) the stockholder’s ownership of shares of any peer company, (ii) any arrangement between the stockholder and any affiliate or any other person with respect to the nomination or other reportable business, (iii) the text of the proposal or business to be brought before the stockholders meeting, (iv) any business, commercial or contractual interests of the stockholder, any affiliate of the stockholder, or the proposed nominee relating to the Company, (v) the investment strategy and prospectuses for any proponent or any affiliate of the proponent that is an entity as opposed to an individual and (vi) the identity of anyone communicating with the proponent regarding the proposal;

•
provide that any person nominated to the Board of Directors must (a) sign an undertaking relating to potential service on the Board of Directors, including an agreement not to enter into any voting commitment or undisclosed third-party compensation arrangement, and a commitment to serve a full term if elected, (b) complete an informational questionnaire, which the Company must provide within 10 days of a written request from the nominating stockholder and (c) disclose any compensation or monetary arrangements between the nominating stockholder and the nominee during the past three years;

•
permit the Board of Directors to (a) deem any inaccurate information that is submitted to not to have been submitted, and (b) request written verification of any information previously submitted by a stockholder;

•	require a stockholder proposing business or a director nominee at a stockholder meeting to (a) update any information provided by it and (b) attend the meeting (either in person or via proxy);

•	clarify the method and procedure by which a director may resign from the Board of Directors;

•	allow a meeting of the Board of Directors to be exempt from the 24-hour notice requirement in special circumstances;

•	clarify that the Company’s election to become subject to Section 3-804(c) of the MGCL has already become effective;

•	remove references to outdated provisions concerning loss of deposits and the giving of bonds by directors;

•	amend certain provisions to more closely track a director’s reliance rights set forth in MGCL Section 2-405.1(b);

•
confirm the power of the Board of Directors and stockholders to ratify prior actions or inactions by the Company and to provide that matters questioned in litigation may be ratified and that such ratification bars any claim or execution of any judgment as to the questioned matter;

•	clarify that committees of the Board of Directors may generally delegate authority to a subcommittee;

•	remove the requirement that committees keep minutes of their proceedings;

•	clarify that the chairman of the Board of Directors is not automatically an officer of the Company and make the chairman an optional, as opposed to mandatory, position;

•	remove outdated references to the giving of surety bonds by the treasurer and assistant treasurers;

•	confirm the power of the chief executive officer, the president and the chief financial officer to select the financial institutions in which the funds of the Company are deposited;

•
reflect the Company’s power to issue uncertificated shares, and make other revisions consistent with current practices with respect to uncertificated share issuances and transfers, including a provision that empowers the Board of Directors to eliminate any certificates representing outstanding certificated shares;

•
remove obsolete language regarding the closing of transfer books in lieu of fixing a record date and, to better conform to the MGCL, clarify that a meeting of shareholders may be adjourned or postponed to a date not more than 120 days after the original record date, without the need to set a new record date;

•
specifically note that director and officer indemnification and expense advance rights are vested and extend indemnification to instances where a director or officer participates in a proceeding as a witness; and

•	provide that certain types of litigation must be brought in Baltimore City Circuit Court, or if that court lacks jurisdiction, the U.S. District Court in Baltimore.

The foregoing summary of the Bylaws Amendments does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Bylaws of the Company, which are attached as Exhibit 3.7 to this Form 10-Q and incorporated herein by reference.

Item 6. Exhibits

(a)	Exhibits.

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Amendment and Restatement of CYS Investments, Inc.

3.2(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.3(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.4(3)	Articles of Amendment to the Articles of Amendment and Restatement

3.5(4)	Articles Supplementary of 7.75% Series A Cumulative Redeemable Preferred Stock

3.6(5)	Articles Supplementary of 7.50% Series B Cumulative Redeemable Preferred Stock

3.7*	Amended and Restated Bylaws of CYS Investments, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 101.INS XBRL	Instance Document (6)

Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document (6)

Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (6)

Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (6)

Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document (6)

Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (6)
_________________
*    Filed herewith.
**    Furnished herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File No. 333-142236).

(2)	Incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 10, 2010.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2011.

(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2012.

(5)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2013.

(6)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2017 (Unaudited) and December 31, 2016 (Derived from the audited balance sheet at December 31, 2016); (ii) Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2017 and 2016; (iii) Consolidated Statements of Stockholders' Equity (Unaudited) for the nine months ended September 30, 2017 and 2016; (iv) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2017 and 2016; and (v) Notes to Consolidated Financial Statements (Unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYS INVESTMENTS, INC.

Dated: October 26, 2017	BY: /s/ JACK DECICCO
Jack DeCicco, CPA
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Articles of Amendment and Restatement of CYS Investments, Inc.

3.2(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.3(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.4(3)	Articles of Amendment to the Articles of Amendment and Restatement

3.5(4)	Articles Supplementary of 7.75% Series A Cumulative Redeemable Preferred Stock

3.6(5)	Articles Supplementary of 7.50% Series B Cumulative Redeemable Preferred Stock

3.7*	Amended and Restated Bylaws of CYS Investments, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 101.INS XBRL	Instance Document (6)

Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document (6)

Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (6)

Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (6)

Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document (6)

Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (6)
__________________
 *     Filed herewith.
**    Furnished herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File No. 333-142236).

(2)	Incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 10, 2010.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2011.

(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2012.

(5)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2013.

(6)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2017 (Unaudited) and December 31, 2016 (derived from the audited balance sheet at December 31, 2016); (ii) Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2017 and 2016; (iii) Consolidated Statements of Stockholders' Equity (Unaudited) for the nine months ended September 30, 2017 and 2016; (iv) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2017 and 2016; and (v) Notes to Consolidated Financial Statements (Unaudited).