Form 10-Q
period 2018-03-31
CYS Investments, Inc.
filed 2018-04-27
CIK 1396446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	April 27, 2018
Common Stock ($0.01 par value)	155,438,320

PART I. Financial Information
Item 1.     Financial Statements
CYS INVESTMENTS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars and shares in thousands)

	March 31, 2018	December 31, 2017*
	(Unaudited)
Assets:
Cash and cash equivalents	$6,206	$4,132
Investments in securities, at fair value:
Agency RMBS (including pledged assets of $10,377,167 and $9,287,317, respectively)	11,535,960	11,587,720
U.S. Treasury securities (including pledged assets of $0 and $1,046,934, respectively)	—	1,046,934
Receivable for securities sold and principal repayments	287,360	301,398
Receivable for reverse repurchase agreements	767,422	—
Interest receivable	38,559	32,890
Derivative assets, at fair value	281,528	159,629
Other investments	9,765	9,765
Other assets	3,461	3,114
Total assets	$12,930,261	$13,145,582
Liabilities and stockholders' equity:
Liabilities:
Repurchase agreements	$10,084,643	$10,089,917
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	767,062	—
Payable for securities purchased	307,247	1,290,805
Payable for cash received as collateral	245,732	139,614
Accrued interest payable	47,911	41,468
Accrued expenses and other liabilities	2,371	4,969
Dividends payable	38,601	4,410
Derivative liabilities, at fair value	9,749	152
Total liabilities	$11,503,316	$11,571,335
Stockholders' equity:
Preferred Stock, $0.01 par value, 50,000 shares authorized:
7.75% Series A Cumulative Redeemable Preferred Stock, (3,000 shares issued and outstanding, respectively, $75,000 in aggregate liquidation preference)	$72,369	$72,369
7.50% Series B Cumulative Redeemable Preferred Stock, (8,000 shares issued and outstanding, respectively, $200,000 in aggregate liquidation preference)	193,531	193,531
Common Stock, $0.01 par value, 500,000 shares authorized (155,416 and 155,010 shares issued and outstanding, respectively)	1,554	1,550
Additional paid in capital	1,976,906	1,976,310
Retained earnings (accumulated deficit)	(817,415)	(669,513)
Total stockholders' equity	$1,426,945	$1,574,247
Total liabilities and stockholders' equity	$12,930,261	$13,145,582
* Derived from audited consolidated financial statements.
See Notes to consolidated financial statements (unaudited).

CYS INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Interest income:
Agency RMBS	$85,986	$73,227
Other	2,692	86
Total interest income	88,678	73,313
Interest expense:
Repurchase agreements	41,117	21,221
Total interest expense	41,117	21,221
Net interest income	47,561	52,092
Other income (loss):
Net realized gain (loss) on investments	(71,191)	(66,044)
Net unrealized gain (loss) on investments	(166,009)	63,478
Other income	39	47
Net realized and unrealized gain (loss) on investments and other income	(237,161)	(2,519)
Interest rate hedge expense, net	(2,508)	(8,327)
Net realized and unrealized gain (loss) on derivative instruments	89,468	(1,012)
Net gain (loss) on derivative instruments	86,960	(9,339)
Total other income (loss)	(150,201)	(11,858)
Expenses:
Compensation and benefits	3,192	3,776
General, administrative and other	2,676	2,438
Total expenses	5,868	6,214
Net income (loss)	$(108,508)	$34,020
Dividends on preferred stock	(5,203)	(5,203)
Net income (loss) available to common stockholders	$(113,711)	$28,817
Net income (loss) per common share basic & diluted	$(0.74)	$0.19
Dividends declared per common share	$0.22	$0.25

See Notes to consolidated financial statements (unaudited).

CYS INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(dollars in thousands)

	Cumulative Redeemable Preferred Stock
	Series A	Series B	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2016	$72,369	$193,531	$1,514	$1,944,908	$(676,603)	$1,535,719
Net income (loss)	—	—	—	—	34,020	34,020
Issuance of common stock	—	—	3	(3)	—	—
Amortization of share based compensation	—	—	—	1,408	—	1,408
Repurchase and cancellation of common stock	—	—	—	(347)	—	(347)
Preferred dividends	—	—	—	—	(5,203)	(5,203)
Common dividends	—	—	—	—	(37,927)	(37,927)
Balance, March 31, 2017	$72,369	$193,531	$1,517	$1,945,966	$(685,713)	$1,527,670

Balance, December 31, 2017	$72,369	$193,531	$1,550	$1,976,310	$(669,513)	$1,574,247
Net income (loss)	—	—	—	—	(108,508)	(108,508)
Issuance of common stock	—	—	4	(4)	—	—
Amortization of share-based compensation	—	—	—	822	—	822
Repurchase and cancellation of common stock	—	—	—	(222)	—	(222)
Preferred dividends	—	—	—	—	(5,203)	(5,203)
Common dividends	—	—	—	—	(34,191)	(34,191)
Balance, March 31, 2018	$72,369	$193,531	$1,554	$1,976,906	$(817,415)	$1,426,945

See Notes to consolidated financial statements (unaudited).

CYS INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(108,508)	$34,020
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of share-based compensation	822	1,408
Amortization of premiums and discounts on investment securities	11,602	14,514
Amortization of premiums on interest rate cap contracts	4,375	4,375
Net realized (gain) loss on investments	71,191	66,044
Net realized (gain) loss on termination of cap and swaption contracts	(994)	—
Net unrealized (gain) loss on investments	166,009	(63,478)
Net unrealized (gain) loss on derivative instruments	(96,683)	(4,422)
Change in assets and liabilities:
Interest receivable	(5,669)	424
Other assets	(347)	(510)
Accrued interest payable	6,443	(2,451)
Accrued expenses and other liabilities	(2,598)	(2,611)
Net cash provided by (used in) operating activities	45,643	47,313
Cash flows from investing activities:
Purchase of available-for-sale investment securities	(5,625,725)	(2,292,124)
Premium paid on interest rate caps and swaptions	(19,112)	—
Proceeds from sale of available-for-sale investment securities	6,180,514	3,532,448
Proceeds from termination of interest rate caps and swaptions	9,713	—
Proceeds from paydowns of available-for-sale investment securities	295,103	330,476
Proceeds from reverse repurchase agreements	(2,593,184)	—
Repayments of reverse repurchase agreements	1,825,762	—
Proceeds from U.S. Treasury short positions	757,461	—
Change in assets and liabilities:
Receivable for securities sold and principal repayments	14,038	409,276
Receivable for cash pledged as collateral	—	600
Payable for securities purchased	(983,558)	(1,357,481)
Payable for cash received as collateral	106,118	10,316
Net cash provided by (used in) investing activities	(32,870)	633,511
Cash flows from financing activities:
Proceeds from repurchase agreements	27,427,041	37,052,807
Repayments of repurchase agreements	(27,432,315)	(37,728,757)
Net payments for repurchase of common shares	(222)	(347)
Dividends paid	(5,203)	(5,203)
Net cash provided by (used in) financing activities	(10,699)	(681,500)
Net increase (decrease) in cash and cash equivalents	2,074	(676)
Cash and cash equivalents - Beginning of period	4,132	1,260
Cash and cash equivalents - End of period	$6,206	$584
Supplemental disclosures of cash flow information:
Interest paid (excluding interest paid on interest rate hedges)	$42,908	$23,789
Net interest paid (received) on interest rate hedges	$(7,945)	$3,835
Income taxes paid	$—	$—
Supplemental disclosures of non-cash flow information:
Dividends declared, not paid	$38,601	$42,337
See Notes to consolidated financial statements (unaudited).

CYS INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2018
These footnotes to our accompanying unaudited consolidated financial statements in this interim report should be read in conjunction with the footnotes to our Annual Report on Form 10-K, filed with the SEC on February 15, 2018 (the "2017 Annual Report").
1. ORGANIZATION
CYS Investments, Inc. (the "Company", "we", "us" or "our") was formed as a Maryland corporation on January 3, 2006, and commenced operations on February 10, 2006. The Company has elected to be taxed and intends to continue to qualify as a real estate investment trust ("REIT") and is required to comply with the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), with respect thereto. The Company primarily invests in residential mortgage-backed securities that are issued and the principal and interest of which are guaranteed by a federally chartered corporation ("Agency RMBS"), such as the Federal National Mortgage Association ("Fannie Mae") or the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or an agency of the U.S. government such as the Government National Mortgage Association ("Ginnie Mae"), and debt securities issued by the United States Department of Treasury ("U.S. Treasuries"). The Company's investment guidelines provide that the Company may also purchase collateralized mortgage obligations issued by a government agency or government-sponsored entity that are collateralized by Agency RMBS ("CMOs"), credit risk transfer securities, such as Structured Agency Credit Risk ("STACR") securities issued by Freddie Mac, Connecticut Avenue Securities ("CAS") issued by Fannie Mae, or similar securities issued or sponsored by a U.S. government-sponsored entity ("GSE")where their cash flows track the credit risk performance of a notional reference pool of mortgage loans, or securities issued by a government-sponsored entity that are not backed by collateral but, in the case of government agencies, are backed by the full faith and credit of the U.S. government, and, in the case of government-sponsored entities, are backed by the integrity and creditworthiness of the issuer ("U.S. Agency Debentures").
The Company’s common stock, Series A Cumulative Redeemable Preferred Stock, $25.00 liquidation preference (the "Series A Preferred Stock"), and Series B Cumulative Redeemable Preferred Stock, $25.00 liquidation preference (the "Series B Preferred Stock"), trade on the New York Stock Exchange under the symbols "CYS," "CYS PrA" and "CYS PrB," respectively.

2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the instructions to the Securities and Exchange Commission ("SEC") Form 10-Q and Article 10, Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2017, included in the 2017 Annual Report. The results for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.
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

Presentation
Prior to October 1, 2017, "Interest rate hedge expense, net" was referred to as "Swap and cap interest expense" in the Consolidated Statement of Operations. This line item includes the following: (i) net periodic payments made on interest rate swaps and interest rate caps, (ii) the periodic amortization of premiums paid to enter into interest rate caps, and (iii) the periodic amortization of premiums paid to enter into swaptions, less, total payments received in connection with (A) the receive leg of our interest rate swaps, and (B) payments received in connection with interest rate caps. On October 1, 2017, the name was changed to "Interest rate hedge expense, net", to better reflect the broad nature of items included in this line item, all of which reflect the Company’s net cost of hedging its exposure to interest rates. Prior period financial statement line items have been renamed to conform to the current period presentation. Effective January 1, 2018, realized and unrealized gains and losses on swaptions are included in "Net realized and unrealized gain (loss) on derivative instruments" and swaption premium is no longer amortized and included in "Interest rate hedge expense, net" in the Consolidated Statement of Operations.
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
Other Investments
Other investments is mainly comprised of a net investment in real estate that is recorded at fair value, inclusive of $3.7 million of corresponding mortgage debt, with changes in estimated fair value recognized in the accompanying Consolidated Statements of Operations.
Repurchase Agreements
Borrowings under repurchase agreements ("repo borrowings") are collateralized by the Company’s Agency RMBS and U.S. Treasuries (collectively, "Debt Securities"). The Company’s repo borrowing counterparties are institutional dealers in fixed income securities and financial institutions. Collateral pledged on repo borrowings is valued daily, and our counterparties may require posting of additional collateral when the fair value of pledged collateral declines. Repo borrowing counterparties have the right to sell or repledge collateral pledged under repo borrowings.
We account for our repo borrowings as short-term indebtedness under ASC 470-Debt; accordingly, these short-term instruments are reflected in our financial statements at their amortized cost, which approximates fair value due to their short-term nature.

Reverse Repurchase Agreements and Obligation to Return Securities Borrowed under Reverse Repurchase Agreements
The Company borrows U.S. Treasury securities through reverse repurchase transactions under our master repurchase agreements (see Derivative Instruments below) to cover short sales. We account for these as securities borrowing transactions and recognize an obligation to return the borrowed securities at fair value in the accompanying Consolidated Balance Sheet based on the value of the underlying borrowed securities as of period end. We account for our reverse repurchase agreements at amortized cost, which approximates fair value due to their short-term nature.
Derivative Instruments
Included in Derivative Instruments are interest rate swaps (cancelable and non-cancelable), swaptions, interest rate caps, TBA Derivatives and U.S. Treasury securities short positions (defined below).
The Company uses interest rate swaps, swaptions and caps (a "swap", "swaption" or "cap", respectively) as well as U.S. Treasury securities short positions to economically hedge a portion of its exposure to market risks, including interest rate and extension risk. The objective of our risk management strategy is to reduce fluctuations in stockholders’ equity over a range of interest rate scenarios. In particular, we attempt to manage the risk of the value of our Agency RMBS declining and cost of our variable rate liabilities increasing during a period of rising interest rates.
During the term of a swap or cap, the Company makes and/or receives periodic payments and records unrealized gains or losses as a result of marking the swap or cap to fair value. During the term of a swaption, the Company will record unrealized gains or losses as the difference between the premium paid and the fair value of the swaption. We report the periodic interest payments and interest receipts on swaps (cancelable and non-cancelable) and caps and amortization of premiums on cap contracts in interest rate hedge expense, net in the accompanying Consolidated Statements of Operations. When the Company terminates a swap, swaption or cap, we record a realized gain or loss equal to the difference between the proceeds from (or the cost of) closing the transaction and the Company's cost basis in the contract, if any. Swaps and caps involve a risk that interest rates will move contrary to the Company’s expectations, thereby increasing the Company’s payment obligation.
The Company's swaps, swaptions and caps may be subject to a master netting arrangement ("MNA"), pursuant to which the Company may be exposed to credit loss in the event of non-performance by the counterparty to the swap, swaption or cap, limited to the fair value of collateral posted in excess of the fair value of the contract in a net liability position and the shortage of the fair value of collateral posted for the contract in a net asset position. The Company has elected, as an accounting policy, to present these arrangements gross, and not on a net basis. As of March 31, 2018 and December 31, 2017, the Company did not anticipate non-performance by any counterparty. Should interest rates move contrary to the Company's expectations, the Company may not achieve the anticipated benefits of the interest rate swap, swaption or cap and may realize a loss.

While some of the Company's derivative agreements generally permit netting or setting-off derivative assets and liabilities with the counterparty, the Company reports derivative assets and liabilities on a gross basis in the accompanying Consolidated Balance Sheets. Derivatives are accounted for in accordance with ASC 815 which requires recognition of all derivatives as either assets or liabilities at fair value in the accompanying Consolidated Balance Sheets with changes in fair value recognized in the accompanying Consolidated Statements of Operations in "Net realized and unrealized gain (loss) on derivative instruments". Cash receipts and payments related to derivative instruments are classified in the accompanying Consolidated Statements of Cash Flows in accordance with GAAP in the operating activities section, while the premium paid on interest rate caps and swaptions, and proceeds from the termination of interest rate caps and swaptions are recorded in the investing activities section of the accompanying Consolidated Statements of Cash Flows.
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
The Company purchases and sells short U.S. Treasury securities as an economic hedge against rising rates ("U.S. Treasury short position"). U.S. Treasury short positions are intended to reduce the volatility in the Company’s Agency RMBS portfolio value in a rising rate environment. We borrow U.S. Treasury securities under reverse repurchase agreements to cover short sales. We account for these as securities borrowing transactions and recognize an obligation to return the borrowed securities in the accompanying Consolidated Balance Sheets as “Obligation to return securities borrowed under reverse repurchase agreements, at fair value”. Gains and losses associated with U.S. Treasury short positions are recognized in "Net realized and unrealized gain (loss) on derivative instruments" in the accompanying Consolidated Statements of Operations.
None of the Company's derivatives have been designated as hedging instruments for accounting purposes. Effective January 1, 2016, the Company recognized all TBA Securities that do not qualify for the regular-way scope exception under ASC 815 as derivatives.
Income Taxes
The Company has elected to be treated as a REIT under the Code.  The Company will generally not be subject to federal income tax to the extent that it distributes 90% of its taxable income, after application of available tax provisions, within the time limits prescribed by the Code and as long as the Company satisfies the ongoing REIT requirements, including meeting certain asset, income and stock ownership tests.
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
Earnings Per Share ("EPS")
The Company computes basic EPS using the two-class method by dividing net income (loss), after adjusting for the impact of non-vested stock awards deemed to be participating securities, by the weighted-average number of common shares outstanding, calculated excluding non-vested stock awards. The Company computes diluted EPS by dividing net income (loss), after adjusting for the impact of non-vested stock awards deemed to be participating securities, by the weighted-average number of common shares outstanding, calculated excluding non-vested stock awards, giving effect to common stock options and warrants, if they are dilutive. See Note 9, Earnings Per Share for EPS computations.

Recent Accounting Pronouncements
The following table provides a brief description of recent accounting pronouncements that could potentially impact the Company's unaudited consolidated financial statements:

Accounting Standard	Description	Required Date of Adoption	Anticipated Effect on the Financial Statements
ASU 2016-02 Leases (Topic 842)	The amendments require lessees to recognize a right-of-use asset and a liability to make lease payments in the balance sheets for most leases. The accounting for lessors is largely unchanged.	January 1, 2019 (early adoption permitted).	Not expected to have a significant impact on the consolidated financial statements.

3. INVESTMENTS IN SECURITIES
The available-for-sale investments portfolio consisted of the following as of March 31, 2018 and December 31, 2017 (dollars in thousands):

March 31, 2018
Asset Type	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Fannie Mae Certificates
Fixed Rate	$7,036,143	$(100,604)	$9,570	$6,945,109
ARMs	338,207	(6,743)	182	331,646
Total Fannie Mae	7,374,350	(107,347)	9,752	7,276,755
Freddie Mac Certificates
Fixed Rate	4,146,859	(69,501)	3,842	4,081,200
ARMs	155,569	(4,244)	49	151,374
Total Freddie Mac	4,302,428	(73,745)	3,891	4,232,574
Ginnie Mae Certificates
Fixed Rate	26,468	(79)	242	26,631
ARMs	—	—	—	—
Ginnie Mae Certificates - ARMs	26,468	(79)	242	26,631
Total Agency RMBS	11,703,246	(181,171)	13,885	11,535,960
U.S. Treasuries	—	—	—	—
Total	$11,703,246	$(181,171)	$13,885	$11,535,960

December 31, 2017
Asset Type	Amortized Cost	Gross Unrealized Loss	Gross Unrealized Gain	Fair Value
Fannie Mae Certificates
Fixed Rate	$7,117,481	$(20,470)	$23,067	$7,120,078
ARMs	273,660	(2,647)	1,101	272,114
Total Fannie Mae	7,391,141	(23,117)	24,168	7,392,192
Freddie Mac Certificates
Fixed Rate	3,968,358	(11,045)	10,142	3,967,455
ARMs	200,405	(1,028)	329	199,706
Total Freddie Mac	4,168,763	(12,073)	10,471	4,167,161
Ginnie Mae Certificates
Fixed Rate	1,602	(45)	—	1,557
ARMs	26,460	—	350	26,810
Total Ginnie Mae	28,062	(45)	350	28,367
Total Agency RMBS	11,587,966	(35,235)	34,989	11,587,720
U.S. Treasuries	1,047,965	(1,031)	—	1,046,934
Total	$12,635,931	$(36,266)	$34,989	$12,634,654
The following table presents the gross unrealized loss and fair values of the Company's available-for-sale investments by length of time that such securities have been in a continuous unrealized loss position as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	Unrealized loss positions
	Less than 12 Months		Greater than 12 months		Total
As of	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
March 31, 2018	$8,022,082	$(155,401)	$723,584	$(25,770)	$8,745,666	$(181,171)
December 31, 2017	7,925,876	(36,170)	24,896	(96)	7,950,772	(36,266)

The following table summarizes the Company’s available-for-sale investments as of March 31, 2018 and December 31, 2017, according to their estimated remaining weighted-average maturity classifications:

	March 31, 2018		December 31, 2017
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Less than one year	$—	$—	$24,896	$24,992
Greater than one year through five years	2,636,903	2,673,340	5,137,370	5,143,680
Greater than five years through ten years	8,892,462	9,023,136	7,472,388	7,467,259
Greater than ten years	6,595	6,770	—	—
Total	$11,535,960	$11,703,246	$12,634,654	$12,635,931
The following table summarizes our net realized gain (loss) from the sale of available-for-sale investments for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Available-for-sale investments, at cost	$6,251,705	$3,598,492
Proceeds from sale of available-for-sale investments	6,180,514	3,532,448
Net realized gain (loss) on sale of available-for-sale investments	$(71,191)	$(66,044)

Gross gain on sale of available-for-sale investments	$15,072	$8,603
Gross (loss) on sale of available-for-sale investments	(86,263)	(74,647)
Net realized gain (loss) on sale of available-for-sale investments	$(71,191)	$(66,044)
The components of the carrying value of available-for-sale investments at March 31, 2018 and December 31, 2017 are presented below. The premium purchase price is generally due to the average coupon interest rates on these investments being higher than prevailing market rates and conversely, the discount purchase price is generally due to the average coupon interest rates on these investments being lower than prevailing market rates.

(dollars in thousands)	March 31, 2018	December 31, 2017
Principal balance	$11,389,337	$12,275,352
Unamortized premium	314,319	362,676
Unamortized discount	(410)	(2,097)
Gross unrealized gains	13,885	34,989
Gross unrealized losses	(181,171)	(36,266)
Fair value	$11,535,960	$12,634,654
As of March 31, 2018, the weighted-average coupon interest rate on the Company's Agency RMBS was 3.55%. As of December 31, 2017, the weighted-average coupon interest rate on the Company's Agency RMBS and U.S. Treasuries was 3.52% and 1.85%, respectively. Actual maturities of Agency RMBS are generally shorter than their stated contractual maturities (which range up to 30 years), because they are affected by the contractual lives of the underlying mortgages, periodic payments and principal prepayments.

Credit Risk
The Company believes it has minimal exposure to credit losses on its Debt Securities at March 31, 2018 and December 31, 2017. Principal and interest payments on Agency RMBS are guaranteed by Freddie Mac and Fannie Mae, while principal and interest payments on Ginnie Mae RMBS and U.S. Treasuries are backed by the full faith and credit of the U.S. government. Since September 2008, both Freddie Mac and Fannie Mae have operated in the conservatorship of the U.S. government. As of March 31, 2018, S&P maintained its AA+ rating for the U.S. government, while Fitch and Moody's rated the U.S. government AAA and Aaa, respectively. Since Fannie Mae and Freddie Mac are in U.S. government conservatorship, the implied credit ratings of Agency RMBS are similarly rated.
Refer to Note 7, Fair Value Measurements, for details regarding the characterization of our investments in securities' within the fair value hierarchy.

4. DERIVATIVE INSTRUMENTS
The Company enters into swaps (cancelable and non-cancelable), swaptions, caps and U.S. Treasury short positions as part of its efforts to manage its interest rate exposure. The Company had the following activity in interest rate swap, swaption and cap transactions during the three months ended March 31, 2018 and 2017 (dollars in thousands):

March 31, 2018			March 31, 2017
Trade Date	Transaction	Notional	Trade Date	Transaction	Notional
February 2018	Opened	$1,250,000	N/A	N/A	$—
February 2018	Terminated	(1,000,000)
March 2018	Opened	1,000,000
March 2018	Terminated	(1,000,000)
Net Increase		$250,000
As of March 31, 2018 and December 31, 2017, the Company had pledged Debt Securities with a fair value of $72.7 million and $76.5 million, respectively, as collateral on derivative instruments. As of March 31, 2018 and December 31, 2017, the Company had no cash pledged as collateral on derivative instruments. As of March 31, 2018, the Company had Agency RMBS and U.S. Treasuries of $11.7 million and cash of $245.7 million pledged to it as collateral for derivative instruments. As of December 31, 2017, the Company had Agency RMBS and U.S. Treasuries of $9.6 million and cash of $139.6 million pledged to it as collateral for derivative instruments.
At March 31, 2018, the Company had a 10-year U.S. Treasury short position with a notional of $800 million and a fair market value of $767.1 million.
The table below summarizes information about our derivative and economic hedging instrument assets and liabilities as of March 31, 2018 and December 31, 2017 (dollars in thousands):

		March 31, 2018		December 31, 2017
Derivative and Other Hedging Instruments - Assets	Consolidated Balance Sheets	Notional	Fair Value	Notional	Fair Value
Interest Rate Swaps	Derivative assets, at fair value	$6,475,000	$219,940	$7,475,000	$120,154
Interest Rate Swaptions	Derivative assets, at fair value	1,250,000	4,876	—	—
Interest Rate Caps	Derivative assets, at fair value	2,500,000	54,669	2,500,000	39,466
TBA Derivatives	Derivative assets, at fair value	975,000	2,043	25,000	9
Total derivative assets at fair value		$11,200,000	$281,528	$10,000,000	$159,629

Derivative and Other Hedging Instruments - Liabilities	Consolidated Balance Sheets	Notional	Fair Value	Notional	Fair Value
Interest Rate Swaps	Derivative liabilities, at fair value	$—	$—	$—	$—
Interest Rate Swaptions	Derivative liabilities, at fair value	—	—	—	—
Interest Rate Caps	Derivative liabilities, at fair value	—	—	—	—
TBA Derivatives	Derivative liabilities, at fair value	2,346,000	(9,749)	425,000	(152)
Total derivative liabilities at fair value		$2,346,000	$(9,749)	$425,000	$(152)
U.S. Treasury short position	Derivative liabilities, at fair value	$800,000	$(767,062)	$—	$—
The average notional value of the Company's TBA Derivatives during the three months ended March 31, 2018 and March 31, 2017 was $2.2 billion and $1.5 billion, respectively. The average notional value of the Company's swaps, swaptions and caps during the three months ended March 31, 2018 and March 31, 2017 was $10.1 billion and $9.0 billion, respectively. The average notional value of the Company's U.S. Treasury short positions during the three months ended March 31, 2018 was $0.4 billion. We did not hold U.S. Treasury short positions during the three months ended March 31, 2017.
The following table presents information about the net realized and unrealized gain and loss on swaps, swaptions, caps, TBA Derivatives and U.S. Treasury short positions for the three months ended March 31, 2018 and 2017 (dollars in thousands):

		Three Months Ended March 31,
Derivative Instrument Type	Location of Gain (Loss) on Derivative Instruments	2018	2017
Interest rate swaps and caps	Interest rate hedge expense, net	$(2,508)	$(8,327)
Interest rate swaps, swaptions and caps	Net realized and unrealized gain (loss) on derivative instruments	115,798	7,208
TBA Derivatives	Net realized and unrealized gain (loss) on derivative instruments	(16,043)	(8,220)
U.S. Treasury short position	Net realized and unrealized gain (loss) on derivative instruments	(10,287)	—
Interest rate swaps, swaptions, caps, TBA Derivatives and U.S. Treasury short position	Net gain (loss) on derivative instruments	$86,960	$(9,339)

The swap, swaption and cap notional was $10.2 billion at March 31, 2018 compared to $10.0 billion at December 31, 2017, and respectively 101% and 99% of our repo borrowings at March 31, 2018 and December 31, 2017.

Refer to Note 6, Pledged Assets, and Note 7, Fair Value Measurements, for details regarding assets pledged under derivative contracts and the characterization of derivative contracts within fair value hierarchy, respectively.

5. REPURCHASE AGREEMENTS
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
Certain information with respect to the Company’s repo borrowings outstanding principal at the balance sheet dates is summarized in the table below.

(dollars in thousands)	March 31, 2018	December 31, 2017
Outstanding repurchase agreements	$10,084,643	$10,089,917
Interest accrued thereon	$27,783	$30,108
Weighted-average borrowing rate	1.74%	1.42%
Weighted-average remaining maturity (in days)	63	51
Fair value of pledged collateral(1)	$10,605,968	$10,565,269
 __________________

(1)	Collateral for repo borrowings consists of Agency RMBS and U.S. Treasuries.
The following table presents the remaining contractual maturity of repo borrowings by collateral type as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	Remaining contractual maturity
March 31, 2018	Overnight	Less than 30 days	30-90 days	Greater than 90 days	Total
Agency RMBS	$234,276	$4,377,284	$2,371,475	$3,101,608	$10,084,643
U.S. Treasuries	—	—	—	—	—
Total	$234,276	$4,377,284	$2,371,475	$3,101,608	$10,084,643

December 31, 2017
Agency RMBS	$272,434	$3,763,712	$2,549,717	$2,482,742	$9,068,605
U.S. Treasuries	—	1,021,312	—	—	1,021,312
Total	$272,434	$4,785,024	$2,549,717	$2,482,742	$10,089,917
At March 31, 2018 and December 31, 2017, our amount at risk with any individual counterparty related to our repo borrowings was less than 2.4% and 2.3% of stockholders' equity, respectively. The amount at risk is defined as the excess of the fair value of the securities, including accrued interest, and cash, pledged to secure the repurchase agreement, over the amount of the repurchase agreement liability adjusted for accrued interest.

6. PLEDGED ASSETS
Assets Pledged to Counterparties
The following tables summarize assets pledged as collateral under repo borrowings, and derivative instruments by type, including assets pledged to the Company that were repledged to other counterparties and securities pledged related to securities purchased or sold but not yet settled, as of March 31, 2018 and December 31, 2017 (dollars in thousands):

March 31, 2018
Asset Type	Repurchase Agreements	Derivative Instruments (1)	Forward Settling Trades (TBAs)	Total
Agency RMBS - fair value	$10,607,288	$40,168	$17,257	$10,664,713
U.S. Treasuries - fair value	395	32,571	—	32,966
Accrued interest on pledged securities	30,974	315	53	31,342
Cash	—	—	—	—
Total	$10,638,657	$73,054	$17,310	$10,729,021

December 31, 2017
Asset Type	Repurchase Agreements	Derivative Instruments (1)	Forward Settling Trades (TBAs)	Total
Agency RMBS - fair value	$9,542,186	$44,490	$1,928	$9,588,604
U.S. Treasuries - fair value	1,023,083	31,968	—	1,055,051
Accrued interest on pledged securities	27,693	165	5	27,863
Cash	—	—	—	—
Total	$10,592,962	$76,623	$1,933	$10,671,518
______________

(1)	Includes amounts related to TBA Derivatives.
Assets Pledged from Counterparties
As the estimated fair value of our investment securities pledged as collateral increases due to changes in interest rates or other factors, we may require counterparties to return collateral to us, which may be in the form of identical securities, similar securities, or cash. As of March 31, 2018 and December 31, 2017, we also had assets pledged to us as collateral under our repurchase agreements, reverse repurchase agreements, derivative instruments and forward settling trades summarized in the tables below (dollars in thousands):

March 31, 2018
Asset Type	Repurchase Agreements(1)	Reverse Repurchase Agreements (1)	Derivative Instruments (2)	Forward Settling Trades (TBAs)	Total
Agency RMBS - fair value	$1,716	$—	$—	$—	$1,716
U.S. Treasuries - fair value	—	792,650	11,694	—	804,344
Accrued interest on pledged securities	5	2,442	16	—	2,463
Cash	—	—	245,732	—	245,732
Total	$1,721	$795,092	$257,442	$—	$1,054,255

December 31, 2017
Asset Type	Repurchase Agreements (3)	Derivative Instruments (2)	Forward Settling Trades (TBAs)	Total
Agency RMBS - fair value	$—	$—	$—	$—
U.S. Treasuries - fair value	—	9,646	—	9,646
Accrued interest on pledged securities	—	60	—	60
Cash	—	139,614	—	139,614
Total	$—	$149,320	$—	$149,320
______________

(1)
U.S. Treasury securities received as collateral under our reverse repurchase agreements that we use to cover short sales of U.S. Treasury securities are accounted for as securities borrowing transactions. We recognize a corresponding obligation to return the borrowed securities at fair value in the accompanying Consolidated Balance Sheet based on the value of the underlying borrowed securities at period end. Amounts presented are inclusive of collateral that the Company has sold or repledged, and may be presented on a net basis for repurchase and reverse repurchase agreements with the same counterparty.

(2)	Includes amounts related to TBA Derivatives.

(3)	We did not hold U.S. Treasury short positions at December 31, 2017.
Cash collateral received is not restricted as to use and is recognized in "Cash and cash equivalents" with a corresponding amount recognized in "Payable for cash received as collateral" in the accompanying Consolidated Balance Sheets. The Company's collateral received in the form of securities from counterparties is disclosed in Note 4, Derivative Instruments.
The Company’s Master Repurchase Agreements ("MRAs"), Master Securities Forward Transaction Agreements ("MSFTAs") and ISDA Master Agreements ("ISDAs", and together with MRAs, the "Master Agreements") generally provide (unless specified otherwise) that the Company may sell, pledge, rehypothecate, assign, invest, use, commingle, dispose of, or otherwise use in its business any posted collateral it holds, free from any claim or right of any nature whatsoever of the counterparty.  MSFTAs govern the considerations and factors surrounding the settlement of certain forward settling transactions, TBA Securities and secured borrowing transactions by and between the Company and our counterparties. As of March 31, 2018, $11.7 million of assets were pledged to the Company under the Master Agreements, of which $7.4 million were pledged by the Company to other counterparties at March 31, 2018. As of December 31, 2017, $9.6 million of assets were pledged to the Company under the Master Agreements, of which $8.1 million were pledged by the Company to other counterparties at December 31, 2017. Since title to these assets remains with the counterparty under the Master Agreements, none of these assets are reflected in the accompanying Consolidated Balance Sheets.
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

At March 31, 2018 and December 31, 2017, the Company's derivative assets and liabilities (by type) are as follows (dollars in thousands):

March 31, 2018	Assets	Liabilities
Interest rate swap contracts	$219,940	$—
Interest rate swaption contracts	4,876	—
Interest rate cap contracts	54,669	—
TBA derivatives	2,043	9,749
Total derivative assets and liabilities	281,528	9,749
Derivatives not subject to a Master Netting Agreement	219,940	—
Total assets and liabilities subject to a Master Netting Agreement	$61,588	$9,749

December 31, 2017	Assets	Liabilities
Interest rate swap contracts	$120,154	$—
Interest rate cap contracts	39,466	—
TBA derivatives	9	152
Total derivative assets and liabilities	159,629	152
Derivatives not subject to a Master Netting Agreement	119,230	—
Total assets and liabilities subject to a Master Netting Agreement	$40,399	$152
Below are summaries of the Company's assets subject to offsetting provisions (dollars in thousands):

Assets			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of	Description	Amount of Assets Presented in the Consolidated Balance Sheets	Instruments Available for Offset	Collateral Received(1)	Net Amount(2)
March 31, 2018	Derivative assets	$61,588	$1,842	$57,751	$1,995
March 31, 2018	Reverse repurchase agreements	767,422	270,352	497,070	—
December 31, 2017	Derivative assets	40,399	—	38,568	1,831
Below are summaries of the Company's liabilities subject to offsetting provisions (dollars in thousands):

Liabilities			Gross Amounts Not Offset in the Consolidated Balance Sheets
As of	Description	Amount of Liabilities Presented in the Consolidated Balance Sheets	Instruments Available for Offset	Collateral Pledged(1)	Net Amount(2)
March 31, 2018	Derivative liabilities	$9,749	$1,842	$7,907	$—
March 31, 2018	Repurchase agreements	10,084,643	270,352	9,814,291	—
December 31, 2017	Derivative liabilities	152	—	152	—
December 31, 2017	Repurchase agreements	10,089,917	—	10,089,917	—
______________

(1)	Collateral consists of Agency RMBS, U.S. Treasuries and Cash and cash equivalents. Excess collateral received is not shown for financial reporting purposes.

(2)	Net amount represents the amount receivable from (in the case of assets) and payable to (in the case of liabilities) the counterparty in the event of default.

7. FAIR VALUE MEASUREMENTS

The Company’s valuation techniques are based on observable and unobservable inputs. ASC 820 establishes a fair value hierarchy that prioritizes and ranks the level of market price observability used in measuring financial instruments. Market price observability is affected by a number of factors, including the type of financial instrument, the characteristics specific to the financial instrument, and the state of the marketplace, including the existence and transparency of transactions between market participants. Financial instruments with readily available quoted prices in active markets generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Refer to Note 3, Investments in Securities, and Note 4, Derivative Instruments, for more details related to the Company's investments in securities and derivative instruments, respectively.
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
Agency RMBS and U.S. Treasuries are generally valued based on prices provided by third-party pricing services (the "Pricing Service"), as derived from such services' pricing models. Our primary third party pricing service utilizes various valuation techniques, including market and income approaches to estimate the value of our Agency RMBS categorized within Level 2. When no direct information is available for a specific Agency RMBS, the Pricing Service utilizes a matrix approach referred to as a "multi-dimensional relational application" valuation technique (the "Valuation Technique") to value our Agency RMBS. The Pricing Service inputs include Trade Reporting and Compliance Engine ("TRACE®") reported trades and the following standard inputs, listed in approximate order of priority, when available: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. TRACE® data includes, among other things, all Agency RMBS over-the-counter market activity in the secondary market. Inputs to the models may include, but are not limited to, reported trades, executable bid and ask prices, broker quotations, prices or yields of securities with similar characteristics, prepayment rates, benchmark curves or information pertaining to the issuer, as well as industry and economic events.

The Pricing Service evaluates the adequacy of the Valuation Technique and the inputs described above on a regular basis. The evaluation process also includes monitoring market indicators, and industry and economic events. Information of this nature is a trigger to acquire further corroborating market data. The ongoing evaluation process includes multiple review processes throughout the month that help assess the available market, credit, and deal level information in support of valuations. As a result of the evaluation process, the Pricing Service may prioritize available inputs differently on any given day for any security, as not all inputs identified are available for use in the valuation process on any given day for each security valuation. If the Pricing Service determines that the level of available objective verifiable information is insufficient to continue to support a security’s valuation, then the Pricing Service will discontinue to value the security(ies) on an issue, issuer, and/or deal level until sufficient objective verifiable information can be obtained.
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
Excluded from the tables below are short-term financial instruments carried in our consolidated financial statements at cost basis, which is deemed to approximate fair value, due primarily to the short duration of these instruments, including cash and cash equivalents, receivables, payables, and repo borrowings.
"Other investments" is mainly comprised of our net investment in a real estate asset at fair value, inclusive of the corresponding $3.7 million and $3.7 million of mortgage debt at March 31, 2018 and December 31, 2017, respectively. Investment in real estate is considered to be a Level 3 asset to which we periodically apply valuation techniques and/or impairment analysis.
The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis, as of March 31, 2018 and December 31, 2017 (dollars in thousands):

March 31, 2018	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Agency RMBS	$—	$11,535,960	$—	$11,535,960
U.S. Treasuries	—	—	—	—
Derivative assets	—	281,528	—	281,528
Other investments	—	—	9,763	9,763
Total	$—	$11,817,488	$9,763	$11,827,251
Liabilities
Derivative liabilities	—	9,749	—	9,749
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	767,062	—	—	767,062
Total	$767,062	$9,749	$—	$776,811

December 31, 2017	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets
Agency RMBS	$—	$11,587,720	$—	$11,587,720
U.S. Treasuries	1,046,934	—	—	1,046,934
Derivative assets	—	159,629	—	159,629
Other investments	—	—	9,763	9,763
Total	$1,046,934	$11,747,349	$9,763	$12,804,046
Liabilities
Derivative liabilities	—	152	—	152
Total	$—	$152	$—	$152
The table below presents a reconciliation of changes in other investments classified as Level 3 in the Company's consolidated financial statements for the three months ended March 31, 2018 and 2017.

Level 3 Fair Value Reconciliation
(dollars in thousands)	Three Months Ended March 31,
Other investments	2018	2017
Beginning balance Level 3 assets	$9,763	$8,028
Cash payments recorded as a reduction of cost basis	—	—
Change in net unrealized gain (loss)	—	—
Gross purchases	—	—
Gross sales	—	—
Net gain (loss) on sales	—	—
Transfers into (out of) Level 3	—	—
Ending balance Level 3 assets	$9,763	$8,028

The fair value of our net investment in a real estate asset is primarily derived internally, and is based on inputs observed from sales transactions of similar assets. We also rely on available industry information about capitalization rates and expected trends in rents and occupancy in determining estimates of the fair value of real estate.  The significant unobservable input used in the fair value measurement of our net investment in real estate is the capitalization rate, which the Company estimated to be between 4.2% and 4.9% at March 31, 2018 and December 31, 2017.

8. STOCKHOLDERS' EQUITY
The Company has authorized 500,000,000 shares of common stock having a par value of $0.01 per share. As of March 31, 2018 and December 31, 2017, the Company had issued and outstanding 155,415,878 and 155,010,011 shares of common stock, respectively.
The Company has authorized 50,000,000 shares of preferred stock having a par value of $0.01 per share. As of March 31, 2018 and December 31, 2017, 3,000,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock ($25.00 liquidation preference) were issued and outstanding. As of March 31, 2018 and December 31, 2017, 8,000,000 shares of 7.50% Series B Cumulative Redeemable Preferred Stock ($25.00 liquidation preference) were issued and outstanding. The Series A Preferred Stock and Series B Preferred Stock are not redeemable before August 3, 2017 and April 30, 2018, respectively, except under circumstances where it is necessary to preserve the Company's qualification as a REIT, for federal income tax purposes, or the occurrence of a Change of Control (as defined in the Articles Supplementary of the Series A and Series B Preferred Stock, respectively). Under certain circumstances upon a Change of Control, our Series A and Series B Preferred Stock are convertible to shares of our common stock. On or after August 3, 2017 and April 30, 2018, the Company may, at its option, redeem any or all of the shares of the Series A Preferred Stock and Series B Preferred Stock, respectively, at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the respective redemption date. The Series A Preferred Stock and Series B Preferred Stock have no stated maturity, and are not subject to a sinking fund requirement or mandatory redemption.
Equity Placement Program
On August 4, 2017, the Company entered into an equity distribution agreement (the "Equity Distribution Agreement") with JMP Securities LLC whereby the Company may, from time to time, publicly offer and sell up to 20,000,000 shares of the Company’s common stock through at-the-market transactions and/or privately negotiated transactions. During the three months ended March 31, 2018, the Company did not issue any shares under the Equity Distribution Agreement. As of March 31, 2018 and December 31, 2017, 17,048,509 shares of common stock remained available for issuance to be sold under the Equity Distribution Agreement.
Dividend Reinvestment and Direct Stock Purchase Plan
On September 15, 2017, the Company renewed its Dividend Reinvestment and Direct Stock Purchase Plan ("DRSPP"), whereby stockholders may reinvest cash dividends and purchase up to 10,000,000 shares of our common stock. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the respective plan prospectus. For the three months ended March 31, 2018 and March 31, 2017, the Company did not issue any shares under the DRSPP. As of March 31, 2018, there were approximately 9.7 million shares available for issuance under the DRSPP.

Share Repurchase Program
On November 15, 2012, the Company announced that its Board of Directors authorized the repurchase of shares of the Company’s common stock having an aggregate value of up to $250 million. Pursuant to this program, through July 20, 2014, the Company repurchased approximately $115.7 million in aggregate value of its shares of common stock on the open market. On July 21, 2014, the Company announced that its Board of Directors authorized the repurchase of shares of the Company's common stock having an aggregate value of up to $250 million, which included approximately $134.3 million available for repurchase under the November 2012 authorization. Subsequently, during 2014 and through the year ended December 31, 2017 the Company repurchased 5,796,502 shares at a weighted-average purchase price of $7.62 per share, for an aggregate purchase price of approximately $44.3 million. Accordingly, the Company was authorized to repurchase shares of its common stock of approximately $155.5 million as of December 31, 2017.
For the three months ended March 31, 2018 and March 31, 2017, we did not repurchase any shares of the Company's common stock. Accordingly, the Company was authorized to repurchase shares of its common stock of approximately $155.5 million as of March 31, 2018 and 2017.
Restricted Stock Awards
For the three months ended March 31, 2018 and 2017, the Company granted 439,151 and 317,396 shares of restricted stock, respectively, to certain of its directors, officers and employees.
9. EARNINGS PER SHARE
Components of the computation of basic and diluted earnings per share ("EPS") under the two-class method were as follows (dollars in thousands, except per share numbers):

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$(108,508)	$34,020
Less dividends on preferred shares	(5,203)	(5,203)
Net income (loss) available to common stockholders	(113,711)	28,817
Less dividends paid:
Common shares	(33,965)	(37,695)
Non-vested shares	(226)	(232)
Undistributed earnings (loss)	(147,902)	(9,110)
Basic weighted-average shares outstanding:
Common shares	154,230	150,582
Basic earnings (loss) per common share:
Distributed earnings	$0.22	$0.25
Undistributed earnings (loss)	(0.96)	(0.06)
Basic earnings (loss) per common share	$(0.74)	$0.19
Diluted weighted-average shares outstanding:
Common shares	154,230	150,582
Net effect of dilutive warrants (1)	—	—
	154,230	150,582
Diluted earnings (loss) per common share:
Distributed earnings	$0.22	$0.25
Undistributed earnings	(0.96)	(0.06)
Diluted earnings (loss) per common share	$(0.74)	$0.19
__________________

(1)	For the three months ended March 31, 2018 and 2017, the Company had no stock options outstanding.

10. COMMITMENTS AND CONTINGENCIES
The Company enters into certain agreements that contain a variety of indemnifications, principally with broker-dealers. As of March 31, 2018 and December 31, 2017, no claims have been asserted against the Company under these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2018 and December 31, 2017.
The Company occupied leased office space for which the term expired on June 30, 2016. In September 2015, the Company entered into a new lease agreement with a commencement date of January 1, 2016, and an estimated rent commencement date of July 1, 2016 (the "New Lease"). The New Lease has an initial term of 7 years from the rent commencement date, and one five-year extension option. The Company's lease has been classified as an operating lease. The Company’s aggregate future minimum lease payments total approximately $2.0 million.  The following table details the Company's operating lease payments (dollars in thousands):

Years Ending December 31,	Lease Commitments
2018 (remaining)	$273
2019	373
2020	383
2021	393
2022	403
Thereafter	203
$2,028
11. SUBSEQUENT EVENTS

The Company entered into a definitive merger agreement (the "Merger Agreement") with Two Harbors Investment Corp ("Two Harbors") on April 25, 2018.  In connection with the proposed merger, the Company’s stockholders will exchange their shares of the Company’s common stock for newly issued shares of Two Harbors as well as an aggregate cash consideration of $15 million, payable to the Company’s stockholders.  The number of Two Harbors’ shares to be received by the Company’s stockholders will be based on an exchange ratio to be determined by dividing 96.75% of the Company’s adjusted book value per share by 94.20% of the Two Harbors adjusted book value per share. As defined in the Merger Agreement, adjusted book value per share for each company means (i) such company’s total consolidated common stockholders’ equity after giving pro forma effect to any dividends or other distributions for which the record date is after the exchange ratio determination date but prior to the closing of the merger and as modified for potential transaction-related adjustments, divided by (ii) each respective company’s number of shares of common stock issued and outstanding, including shares issuable upon the vesting of restricted stock.  The actual exchange ratio for the merger will be publicly announced at least five business days prior to the required stockholder votes on the merger.

The completion of the proposed merger is subject to the satisfaction of certain customary conditions, and is subject to the approval of the stockholders of both Two Harbors and the Company.  The Company cannot provide any assurance that the proposed merger will close in a timely manner or at all.

The Company has evaluated subsequent events through April 27, 2018, the date these financial statements were issued, and determined that no additional events have occurred that would require adjustments to or disclosures in the accompanying unaudited consolidated financial statements.

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
The following information should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in Item 1 of this Quarterly Report on SEC Form 10-Q ("Quarterly Report"), as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 15, 2018 (the "2017 Annual Report").
Forward Looking Statements
When used in this Quarterly Report, in future filings with the SEC or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as "believe," "expect," "may," "will," "anticipate," "estimate," "plan," "continue," "intend," "should,” or the negative of these words and similar expressions, are intended to identify "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and, as such, may involve known and unknown risks, uncertainties and assumptions.  The forward-looking statements we make in this Quarterly Report include, but are not limited to, statements about the following:

•	the effect of movements in interest rates on our assets, liabilities, hedging instruments, and our net income;

•	our investment, financing and hedging strategies;

•	the effect of U.S. government and foreign central bank actions on interest rates and the housing and credit markets, government sponsored entities and the economy;

•
the effect of actual or proposed actions of the U.S. Federal Reserve (the "Fed") and the Fed Open Market Committee (the "FOMC") with respect to monetary policy, interest rates, inflation, GDP growth or unemployment;

•	the effect of regulations that prevent or restrict the use of Agency Residential Mortgage-Backed Securities ("RMBS") or U.S. Treasuries as collateral for borrowings;

•	the supply and availability of Agency RMBS;

•	the effect of increased prepayment rates on the value of our assets;

•	our ability to convert our assets into cash and cash equivalents or extend the financing terms related to our assets;

•	the effect of widening credit spreads or shifts in the yield curve on the value of our assets and investment strategy;

•	the types of indebtedness we may incur;

•	our ability to achieve anticipated benefits from interest rate swaps, swaptions, caps and U.S. Treasury short positions;

•	our ability to quantify risks based on historical experience;

•	our ability to be taxed as a real estate investment trust ("REIT") and to maintain an exemption from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act");

•	the tax limitations of capital loss carryforwards;

•	our assessment of counterparty risk and/or the rise of counterparty defaults;

•	our overall liquidity and ability to meet short-term liquidity requirements with our cash flow from operations and borrowings;

•	the effect of rising interest rates on unemployment, inflation and mortgage supply and demand;

our borrowing costs;

•	changes in our investment guidelines and the composition of our investment portfolio;

•	our asset valuation policies; and

•	our dividend distribution policy.

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors could cause actual results to vary from our forward-looking statements:

•	the factors referenced in this Quarterly Report;

•	changes in our investment, financing and hedging strategies;

•	the adequacy of our cash flow from operations and borrowings to meet our short- and long-term liquidity requirements;

•	unanticipated changes in our industry, interest rates, the credit markets, the general economy or the real estate market;

•	changes in interest rates and the market value of our Agency RMBS;

•	changes in the prepayment rates on the mortgage loans underlying our Agency RMBS;

•	our ability to borrow to finance our assets;

•	actions by the U.S. government, the Fed, and other government agencies that impact the value of our Agency RMBS, interest rates or the economy;

•	changes in government regulations affecting our business;

•	changes in the U.S. government's credit rating or ability to pay its debts;

•	our ability to maintain our qualification as a REIT for federal income tax purposes;

•	our ability to maintain our exemption from registration under the Investment Company Act and the availability of such exemption in the future; and

•	risks associated with investing in real estate assets, including changes in business conditions and the general economy.

These and other risks, uncertainties and factors, including those described elsewhere in this Quarterly Report, and in the 2017 Annual Report, which has been filed with the Securities and Exchange Commission, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Executive Overview
We seek to achieve our objective of earning consistent risk-adjusted investment income by investing on a leveraged basis primarily in Agency RMBS. These investments consist of residential mortgage pass-through securities for which the principal and interest payments are guaranteed by a government-sponsored enterprise, such as the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or by a U.S. government agency, such as the Government National Mortgage Association ("Ginnie Mae") (collectively referred to as "GSEs" and each a "GSE"). We also may invest in debt securities issued by the United States Department of Treasury ("U.S. Treasuries"), collateralized mortgage obligations issued by a government agency or GSE that are collateralized by Agency RMBS ("CMOs"), securities issued by a GSE that are not backed by collateral but, in the case of government agencies, are backed by the full faith and credit of the U.S. government, and, in the case of GSEs, are backed by the integrity and creditworthiness of the issuer ("U.S. Agency Debentures") or credit risk transfer securities, such as Structured Agency Credit Risk (“STACR”) debt securities issued by Freddie Mac, Connecticut Avenue Securities (“CAS”) issued by Fannie Mae, or similar securities issued by a GSE where their cash flows track the credit risk performance of a notional reference pool of mortgage loans.
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
We earn income from our investments comprised principally of the Company's Agency RMBS and U.S. Treasuries (collectively, the "Debt Securities"). We finance our investments primarily through borrowings under repurchase agreements

("repo borrowings"). Our economic net interest income, a non-GAAP measure, described in "Results of Operations" below, is generated primarily from the net spread, or difference, between the interest income we earn on our investment portfolio and the cost of our borrowings and hedging activities. The amount of economic net interest income we earn on our investments depends in part on our ability to control our financing costs, which comprise a significant portion of our operating expenses. Economic interest expense is comprised of interest expense, as computed in accordance with GAAP, plus interest rate hedge expense, net used to hedge our cost of funds, a component of net gain (loss) on derivative instruments in the Company’s Consolidated Statements of Operations. The Company uses interest rate swaps, swaptions and caps to manage its exposure to changes in interest rates on its interest bearing liabilities by economically hedging cash flows associated with these borrowings. Presenting the contractual interest payments on interest rate swaps and caps with the interest paid on interest-bearing liabilities reflects the total contractual interest payments. This presentation depicts the economic cost of our financing strategy. Although we leverage our portfolio investments in Debt Securities to seek to enhance our potential returns, leverage also may exacerbate losses.
While we use hedging to attempt to manage some of our interest rate risk, we do not hedge all of our exposure to changes in interest rates. During the first quarter of 2018 ("First Quarter"), we began shorting 10-year U.S. Treasuries as an economic hedge to reduce the volatility in book value in a rising rate environment. Our investments vary in interest rate and maturity compared with the rates and duration of the hedges we employ. As a result, it is not possible to insulate our portfolio from all potential negative consequences associated with changes in interest rates in a manner that will allow us to achieve attractive spreads on our portfolio. Consequently, changes in interest rates, particularly short-term interest rates, may significantly affect our net income.
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
Trends and Recent Market Activity
Overview
2018 opened with a roar as interest rates staged their biggest quarterly change since the 2016 presidential election. Short and long-term U.S. Treasury yields moved significantly higher and equity markets surged to new peaks in January. At its First Quarter peak, the S&P 500 had gained 7% in late January as markets digested the effects of tax reform and the likelihood of higher growth and inflation. The 10-year U.S. Treasury yield ended the month of January at 2.71%, 30 basis points (“bps”) higher on a year-to-date basis and the highest yield recorded on a close since early 2014. The equity markets took a dive in the first weeks of February, decreasing almost 12% from the then year-to-date peak to trough based on intraday trading. The ‘mini correction’ appears to have been spurred by inflation concerns. Treasury markets initially rallied as equities declined, and the 10-year U.S. Treasury yield dropped from 2.84% to 2.71% during the first weeks of February while equities hit their quarterly low. Thereafter, equity markets recovered somewhat and the 10-year U.S. Treasury yield traded in a tight range between 2.80% and 2.95%, as markets anticipated at least three and possibly four rate hikes by the Fed this year, a moderate acceleration in inflation and falling unemployment. The equity markets closed the First Quarter slumping again in late March, as newly announced tariffs, talk of trade wars and technology sector disappointments again caused market fear. The S&P 500 closed the First Quarter down 1% and the 10-year U.S. Treasury yield closed at 2.74%, 33 bps higher than where it started the year.

Over the course of the First Quarter, U.S. Treasury yields shifted higher across maturities and the yield curve flattened marginally by 6 bps between 2-year and 10-year bonds. In the backdrop, Congress was able to agree to a budget in early February and members of the FOMC sounded somewhat more hawkish.

Jerome (Jay) Powell took the helm of the Fed in early February. As expected, the transition from Chair Yellen to Powell appeared quite smooth. In his first Humphrey Hawkins testimony before Congress in late February, the new Chair expressed views similar to those expressed by Yellen, but he sounded slightly more hawkish than markets had anticipated. On March 21 2018, the FOMC announced its first 25 bps rate hike of 2018 and indicated two more hikes this year. The ‘dots’ for 2019 and 2020 moved higher, however, indicating three and two hikes in each of the next two years, respectively. Interestingly, the dots imply that the Federal Funds Rate (the "Fed Funds Rate") in 2020 will be 50 bps higher than the Fed’s own estimate of the long-run neutral rate.

The FOMC remains short-handed.  Former President of the Federal Reserve Bank of San Francisco, John Williams, was named to the important post of President of the Federal Reserve Bank of New York in early April.  In addition, plans have been announced to nominate Richard Clarida and Michelle Bowman to the Federal Board of Governors in April, with Clarida being nominated as vice chairman, which will take time to be confirmed by Congress.  The Federal Reserve President of San Francisco remains vacant.  Prior to Clarida and Bowman being confirmed by Congress, the FOMC currently has seven voters compared with twelve voters for a fully-staffed FOMC.  As the remaining open positions are filled, there is potential for the consensus view of the FOMC to change.  Views likely will be swayed by economic data as it is released.

During the First Quarter, 3-month LIBOR rose sharply and was one of the more notable market moves through February and March. The increase in 3-month LIBOR outstripped other short-term rate changes during the quarter, increasing 62 bps during the First Quarter versus a 25 bps increase in the Fed Funds Rate. The rapid rise in LIBOR has largely been attributed to a surplus of U.S. Treasury bill issuance post-budget agreement as well as a notable increase in commercial paper issuance (typically quoted in LIBOR) at a time when prime money market funds and corporations have less demand for these instruments as they redeploy their cash post-tax reform. The higher LIBOR rates increase the receive rates and our cash flow on both our interest rate swap and cap portfolios. At March 31, 2018, all except four of our existing interest rate swap and cap positions at March 31, 2018 were net cash flow positive to us. We expect all of our swap and cap positions to be cashflow positive to us by June of 2018 if 3-month LIBOR remains at current levels.

Prices of Agency RMBS were soft during the First Quarter, dropping as rates rose and mortgage spreads to U.S. Treasuries increased. 30-year Fannie Mae yields widened by 4 bps relative to 7-year swap rates and by 11 bps relative to 7-year U.S. Treasuries. 15-year Fannie Mae yields widened by 3 bps relative to 5-year swaps and 15 bps relative to 5-year U.S. Treasuries. The vast majority of our Agency RMBS holdings decreased in price during the First Quarter. The increase in rates during the First Quarter served to reduce prepayment speeds on our Agency RMBS. As a result, we experienced a $2.1 million decrease in net premium amortization during the First Quarter relative to the fourth quarter of 2017 (the "Prior Quarter").
Recent CYS Activity in Response to These Trends

We continue to actively monitor, reposition, and manage our investment portfolio, the structure of our borrowings, and the nature and extent of our hedge positions. During the First Quarter, in anticipation of the potential for higher rates, on the asset side of our business we moved up-in-coupon in 30-year Agency RMBS and reduced duration by recycling a portion of capital out of 30-year into 15-year Agency RMBS. We also sold all of our U.S. Treasury positions as the special financing that gave rise to this trade faded and more compelling opportunities surfaced. These tactical moves also served to maintain or improve our yields. The TBA market was relatively more attractive in the First Quarter than the Prior Quarter, especially in 15-year Agency RMBS. However, our drop income for the First Quarter decreased to $3.9 million from $4.6 million in the Prior Quarter due to an increase in forward TBA sales and the timing of TBA trades in the First Quarter, which served to reduce drop income on a relative basis.

During the First Quarter, we expanded the size and composition of our overall hedge portfolio in anticipation of an increase in interest rates by utilizing swaptions and establishing a 10-year U.S. Treasury short position. During the First Quarter, we added $1.25 billion in notional of 3-month, 7-year swaptions with a weighted average strike rate of 2.89%, some of which we strategically rolled during the First Quarter, prior to the end of the option period, and simultaneously recognized a gain of $1.0 million. Swaptions provide the optionality to enter into traditional swaps if interest rates rise or interest rate volatility increases, without the potential adverse effects of a traditional swap if rates happen to rally. In an effort to further reduce the volatility in book value in a rising rate environment, we also established an $800 million short position on 10-year U.S. Treasuries.

Funding costs rose during the First Quarter as a result of rising short-term money market rates, but to a lesser extent than the increase in LIBOR rates. Our funding markets remain broad and liquid. The notable increase in 3-month LIBOR during the First Quarter reduced our net pay (receive) rate on our hedge portfolio to (0.37)% from 0.08% at December 31, 2017.

Financial Condition
Our Agency RMBS were purchased at a net premium to their face value generally due to the average interest rates on these investments being higher than the prevailing market rates at the time of purchase. Inclusive of TBA Derivatives, as of

March 31, 2018 and December 31, 2017, we had approximately $375.3 million and $371.9 million, respectively, of net unamortized premium included in the cost basis of our investments. TBA Agency RMBS, including those accounted for as derivatives, are included in the table below on a gross basis. Our Debt Securities portfolio, including TBA Derivatives, consisted of the following:

(dollars in thousands)				Weighted-Average
Coupon	Face Value	Fair Value	Amortized Cost Basis per Face Value	Loan Balance (1)	Loan Age (in months)(1)	3 Month CPR(1)(2)	Duration(3)
March 31, 2018
15-Year Agency RMBS
2.5%	$203,329	$199,304	$102.31	$195	17	6.8%	4.23
3.0%	1,600,572	1,601,835	102.08	251	32	8.5	3.60
TBA 3.0% *	25,000	24,967	99.56	n/a	n/a	n/a	3.98
3.5%	1,423,204	1,452,977	102.20	236	28	9.9	3.37
TBA 3.5% *	1,404,000	1,430,968	102.26	n/a	n/a	n/a	3.45
4.0%	76,005	78,216	100.92	165	85	14.7	2.56
4.5%	9,089	9,386	101.93	241	98	29.1	2.07
Subtotal	4,741,199	4,797,653	102.15	239	31	9.0	3.50
20-Year Agency RMBS
4.5%	29,007	30,474	102.50	205	92	15.0	3.16
30-Year Agency RMBS
3.0%	1,523	1,511	104.36	132	58	0.4	5.61
3.5%	4,142,241	4,156,213	102.32	335	9	4.9	5.29
TBA 3.5% *	(600,000)	(601,254)	99.52	n/a	n/a	n/a	(5.12)
4.0%	3,237,899	3,330,276	103.99	330	12	5.1	4.26
4.5%	90,897	96,158	106.43	267	83	9.6	3.51
TBA 4.5% *	600,000	628,254	104.45	n/a	n/a	n/a	3.30
Subtotal	7,472,560	7,611,158	103.49	332	11	5.1	4.68
Agency RMBS Hybrid ARMs
3.1%(5)	475,571	479,377	102.42	324	29	7.7	2.77
Total	12,718,337	12,918,662	102.95	304	18	6.5	4.16

(dollars in thousands)				Weighted-Average
Coupon	Face Value	Fair Value	Amortized Cost Basis per Face Value	Loan Balance (1)	Loan Age (in months)(1)	3 Month CPR(1)(2)	Duration(3)

December 31, 2017
15-Year Agency RMBS
2.5%	$210,098	$209,878	$102.35	$195	14	4.3%	4.15
TBA 2.5%*	120,000	119,813	99.84	n/a	n/a	n/a	3.94
3.0%	1,985,385	2,024,695	102.37	262	28	9.0	3.28
3.5%	568,160	587,577	102.56	202	67	13.0	2.74
4.0%	81,454	84,887	100.94	165	82	16.8	2.52
4.5%	10,300	10,775	102.01	246	95	15.7	1.96
Subtotal	2,975,397	3,037,625	102.26	242	37	9.7	3.24
20-Year Agency RMBS
4.5%	30,692	32,748	102.53	207	89	23.8	2.74
30-Year Agency RMBS
3.0%	1,534	1,557	104.39	132	55	0.6	5.32
3.5%	4,120,955	4,240,031	102.77	329	9	6.4	4.14
TBA 3.5%*	848,000	870,663	102.58	n/a	n/a	n/a	3.80
4.0%	2,684,319	2,815,290	104.88	298	18	12.3	2.94
TBA 4.0%*	432,000	451,756	104.86	n/a	n/a	n/a	2.71
	93,793	100,565	106.47	267	80	14.0	2.67
Subtotal	8,180,601	8,479,862	103.59	316	14	8.7	3.62
Hybrid ARMs
3.1%(4)	488,665	498,630	102.43	323	26	10.3	2.38
Subtotal Agency RMBS	11,675,355	12,048,865	103.20	295	21	9.2	3.47
U.S. Treasuries
1.9%	1,050,000	1,046,934	99.81	n/a	n/a	n/a	2.80
Total	$12,725,355	$13,095,799	$102.92	$295	21	9.2%	3.41
__________________

(1)	TBAs are excluded from this calculation as they do not have a defined weighted-average loan balance or age until mortgages have been assigned to the pool.

(2)
The Constant Prepayment Rate ("CPR") represents the 3-month CPR of the Company’s Agency RMBS held at March 31, 2018 and December 31, 2017. The CPR experienced by the Company during the period may differ. Securities with no prepayment history are excluded from this calculation.

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

(4)	Coupon represents the weighted-average coupon of Agency Hybrid ARMs.

*	Includes TBA Derivatives with a fair value of $1.4 billion and $461.1 million at March 31, 2018 and December 31, 2017, respectively.

In April 2018, the monthly weighted-average experienced CPR of the Company's Debt Securities decreased to 6.0% from 6.8% in March 2018.

Hedging Instruments

The Company utilizes interest rate swap, swaption and cap contracts (a "swap", "swaption" or "cap", respectively) to hedge the interest rate risk associated with the financing of our Debt Securities portfolio. As of March 31, 2018, the Company held swaps with an aggregate notional of approximately $6.5 billion, a weighted-average fixed rate of 1.69%, and a weighted-average maturity of 4.0 years. This compares with interest rate swaps with a notional amount of $7.5 billion, a weighted-average fixed rate of 1.59%, and a weighted-average maturity of 3.7 years at December 31, 2017. The receive rate on the Company's swaps is the 3-month LIBOR. At March 31, 2018, the Company held swaptions with a notional of $1.3 billion, a weighted-average strike rate of 2.89%, a weighted -average swap term of 7 years and a weighted-average option expiration of 0.2 years. We did not hold any swaptions at December 31, 2017. At March 31, 2018, the Company held caps with a notional of $2.5 billion, a weighted-average cap rate of 1.28%, and a weighted-average maturity of 1.8 years. This compares with interest rate caps with a notional amount of $2.5 billion, a weighted-average fixed rate of 1.28%, and a weighted-average maturity of 2.0 years at December 31, 2017.
Below is a summary of our interest rate swaps, swaptions and caps as of March 31, 2018 and December 31, 2017:

			Weighted-Average
March 31, 2018	Number of Contracts	Notional (000's)	Rate	Maturity	Duration	Fair Value (000's)
Interest Rate Swaps	24	$6,475,000	1.69%	March 2022	(3.47)	$219,940
Interest Rate Swaptions	4	1,250,000	2.89%	June 2018	(2.19)	4,876
Interest Rate Caps	5	2,500,000	1.28%	January 2020	(1.76)	54,669
	33	$10,225,000	1.73%	March 2021	(2.90)	$279,485

December 31, 2017
Interest Rate Swaps	26	$7,475,000	1.59%	September 2021	(3.29)	$120,154
Interest Rate Caps	5	2,500,000	1.28%	January 2020	(1.97)	39,466
	31	$9,975,000	1.51%	April 2021	(2.96)	$159,620
Our swap, swaption and cap notional was $10.23 billion and $9.98 billion at March 31, 2018 and December 31, 2017, respectively, resulting in a hedge ratio of 101% at March 31, 2018, compared to 99% at December 31, 2017.

During the First Quarter, in an effort to further reduce the volatility in book value in a rising interest rate environment, we established an $800 million 10-year U.S. Treasury short position with a fair market value of $767.1 million at March 31, 2018.
The Company does not consider TBA Derivatives to be hedging instruments.

Liabilities
We primarily finance our assets through repo borrowings. Repo borrowings are secured by our assets and generally bear interest rates that have historically moved in close relationship to LIBOR. At March 31, 2018 and December 31, 2017, we had liabilities pursuant to repo borrowings with 36 and 37 counterparties, respectively, which are summarized below (dollars in thousands):

March 31, 2018			Weighted-Average
Original Days to Maturity by Collateral Type	Repo Borrowings Outstanding	Percentage of Total	Interest Rate	Remaining Days to Maturity	Original Days to Maturity
Agency RMBS
≤ 30 Days	$1,344,656	13%	1.87%	11	23
> 30 to ≤ 60 Days	2,034,393	20%	1.70%	14	46
> 60 Days	6,705,594	67%	1.73%	88	165
Total	$10,084,643	100%	1.74%	63	122

December 31, 2017			Weighted-Average
Original Days to Maturity by Collateral Type	Repo Borrowings Outstanding	Percentage of Total	Interest Rate	Remaining Days to Maturity	Original Days to Maturity
Agency RMBS
≤ 30 Days	$423,304	4%	1.68%	3	13
> 30 to ≤ 60 Days	1,168,124	12%	1.45%	12	53
> 60 Days	7,477,177	74%	1.45%	64	158
Total	$9,068,605	90%	1.46%	54	138

U.S. Treasuries
≤ 30 Days	$1,021,312	10%	1.08%	16	32

Total	$10,089,917	100%	1.42%	51	127
In addition, as of March 31, 2018 and December 31, 2017, we had an aggregate payable for securities purchased, a portion of which will be financed through repo borrowings, as summarized below (dollars in thousands).

March 31, 2018
Settle Date	Face Value	Payable
April 2018	$298,330	$307,247

December 31, 2017
Settle Date	Face Value	Payable
January 2018	$950,000	$982,883
February 2018	298,664	307,922
	$1,248,664	$1,290,805

Summary Financial Data

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2018	2017
Income Statement Data:
Interest income	$88,678	$73,313
Interest expense	41,117	21,221
Net interest income	47,561	52,092
Other income (loss):
Net realized and unrealized gain (loss) on investments and other income	(237,161)	(2,519)
Net gain (loss) on derivative instruments	86,960	(9,339)
Total other income (loss)	(150,201)	(11,858)
Expenses:
Compensation and benefits	3,192	3,776
General, administrative and other	2,676	2,438
Total expenses	5,868	6,214
Net income (loss)	$(108,508)	$34,020
Dividends on preferred stock	(5,203)	(5,203)
Net income (loss) available to common stockholders	$(113,711)	$28,817
Net income (loss) per common share basic & diluted	$(0.74)	$0.19
Dividends per common share	$0.22	$0.25

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2018	2017
Key Balance Sheet Metrics
Average settled Debt Securities (1)	$11,701,609	$10,819,433
Average total Debt Securities (2)	$13,185,053	$12,485,920
Average repurchase agreements (3)	$10,215,763	$9,264,522
Average Debt Securities liabilities (4)	$11,699,207	$10,931,009
Average stockholders' equity (5)	$1,480,291	$1,539,245
Average common shares outstanding (6)	155,198	151,572
Leverage ratio (at period end) (7)	8.06:1	7.15:1
Liquidity as % of stockholders' equity (8)	61%	69%
Hedge Ratio (9)	101%	99%
Net duration gap (10)	0.76	0.93
Book value per common share (at period end) (11)	$7.41	$8.26
Weighted-average amortized cost of Agency RMBS and U.S. Treasuries (12)	$102.95	$103.26

Key Performance Metrics*
Average yield on settled Debt Securities (13)	3.02%	2.71%
Average yield on total Debt Securities including Drop Income (14)	2.80%	2.65%
Average cost of funds (15)	1.61%	0.92%
Average cost of funds and hedge (16)	1.71%	1.28%
Adjusted average cost of funds and hedge (17)	1.49%	1.08%
Interest rate spread net of hedge (18)	1.31%	1.43%
Interest rate spread net of hedge including Drop Income (19)	1.31%	1.57%
Operating expense ratio (20)	1.59%	1.61%
Total stockholder return on common equity (21)	(8.95)%	2.16%
CPR (weighted-average experienced 1-month) (22)	7.1%	8.1%
___________

(1)	The average settled Debt Securities is calculated by averaging the month end cost basis of settled Debt Securities during the period.

(2)	The average total Debt Securities is calculated by averaging the month end cost basis of total Debt Securities and unsettled Debt Securities (inclusive of TBA Derivatives) during the period.

(3)	The average repurchase agreements balance is calculated by averaging the month-end repurchase agreements balances during the period.

(4)
The average Debt Securities liabilities are calculated by adding the average month-end repurchase agreements balances plus average unsettled Debt Securities (inclusive of TBA Derivatives) during the period.

(5)	The average stockholders' equity is calculated by averaging the month-end stockholders' equity during the period.

(6)	The average common shares outstanding is calculated by averaging the daily common shares outstanding during the period.

(7)
The leverage ratio is calculated by dividing (i) the Company's repurchase agreements balance plus payable for securities purchased minus receivable for securities sold, plus or minus the net TBA Derivatives positions by (ii) stockholders' equity at period end.

(8)	Liquidity as % of stockholders' equity is calculated by dividing unencumbered liquid assets by stockholders' equity at period end.

(9)	The hedge ratio for the period is calculated by dividing the combined total interest rate swaps, swaptions and interest rate caps notional amount by total repurchase agreements balances.

(10)
Net duration gap is calculated as a weighted-average of the total portfolio including the aggregate notional amount on our interest rate swaps, swaptions, caps and U.S. Treasury short positions using DV01 methodology. Duration estimates in the table are calculated utilizing Yield Book® software and may reflect adjustments based on our judgment.

(11)	Book value per common share is calculated by dividing total stockholders' equity less the liquidation value of preferred stock at period end by common shares outstanding at period end.

(12)	The weighted-average amortized cost of Agency RMBS and U.S. Treasuries is calculated using the weighted-average amortized cost by security divided by the current face at period end.

(13)	The average yield on settled Debt Securities for the period is calculated by dividing total interest income by average settled Debt Securities.

(14)
The average yield on total Debt Securities including Drop Income for the period is calculated by dividing total interest income plus Drop Income by average total Debt Securities. Drop Income was $3.9 million and $9.4 million for the three months ended March 31,

2018 and 2017, respectively. Drop Income is a component of our net realized and unrealized gain (loss) on investments and net realized and unrealized gain (loss) on derivative instruments in the accompanying unaudited Consolidated Statements of Operations. Drop Income is the difference between the spot price and the forward settlement price for the same security on trade date. This difference is also the economic equivalent of the assumed net interest margin (yield minus financing costs) of the bond from trade date to settlement date. We derive Drop Income through utilization of forward settling transactions.

(15)	The average cost of funds for the period is calculated by dividing repurchase agreement interest expense by average repurchase agreements for the period.

(16)	The average cost of funds and hedge for the period is calculated by dividing repurchase agreement interest expense and interest rate hedge expense, net by average repurchase agreements for the period.

(17)	The adjusted average cost of funds and hedge for the period is calculated by dividing repurchase agreement interest expense and interest rate hedge expense, net by average Debt Securities liabilities.

(18)	The interest rate spread net of hedge for the period is calculated by subtracting average cost of funds and hedge from average yield on settled Debt Securities.

(19)
The interest rate spread net of hedge including Drop Income for the period is calculated by subtracting adjusted average cost of funds and hedge from average yield on total Debt Securities including Drop Income.

(20)	The operating expense ratio for the period is calculated by dividing annualized operating expenses by average stockholders' equity.

(21)	The total stockholder return on common equity is calculated as the change in book value plus dividend distributions on common stock divided by book value at the beginning of the period.

(22)	CPR represents the weighted-average 1-month CPR of the Company's Agency RMBS during the period.

*	All percentages are annualized except total stockholder return on common equity.

Core Earnings
"Core Earnings" represents a non-GAAP financial measure and is defined as net income (loss) available to common stockholders excluding net realized and unrealized gain (loss) on investments and derivative instruments. Management uses Core Earnings to evaluate the effective yield of the portfolio after operating expenses. The Company believes that providing users of the Company's financial information with such measures, in addition to the related GAAP measures, gives investors additional transparency and insight into the information used by the Company's management in its financial and operational decision-making.
The primary limitation associated with Core Earnings as a measure of our financial performance over any period is that it excludes the effects of net realized and unrealized gain (loss) on investments and derivative instruments. In addition, our presentation of Core Earnings may not be comparable to similarly-titled measures used by other companies, which may employ different calculations. As a result, Core Earnings should not be considered a substitute for our GAAP net income (loss), as a measure of our financial performance, or any measure of our liquidity under GAAP.

(dollars in thousands)	Three Months Ended March 31,
Non-GAAP Reconciliation:	2018	2017
Net income (loss) available to common stockholders	$(113,711)	$28,817
Net realized (gain) loss on investments	71,191	66,044
Net unrealized (gain) loss on investments	166,009	(63,478)
Net realized and unrealized (gain) loss on derivative instruments	(89,468)	1,012
Core Earnings	$34,021	$32,395
Results of Operations
Our Economic Net Interest Income, a non-GAAP measure, is generated primarily from the net spread, or difference, between the interest income we earn on our investment portfolio and the cost of our borrowings and hedging activities. The amount of Economic Net Interest Income we earn on our investments depends in part on our ability to control our financing costs, which comprise a significant portion of our operating expenses. Economic Interest Expense consists of interest expense, as computed in accordance with GAAP, plus interest rate hedge expense, net used to hedge our cost of funds, a component of net gain (loss) on derivative instruments in the Company's Consolidated Statements of Operations. The Company uses interest rate swaps, swaptions and caps to manage its exposure to changes in interest rates on its interest bearing liabilities by economically hedging cash flows associated with these borrowings. Presenting the contractual interest payments on interest rate swaps and caps with the interest paid on interest-bearing liabilities reflects the Company's total contractual interest payments. Economic Interest Expense depicts the economic cost of our financing strategy. We present the non-GAAP measures Economic Interest Expense, and Economic Net Interest Income to provide an economic measure of our interest income net of borrowing and hedge expense, and economic interest expense, which management uses to evaluate the Company's investments portfolio. We believe that providing users of our financial information with such measures in addition to the related GAAP measures gives users additional transparency into the information used by our management in its financial and operational decision-making, and that it is meaningful information to consider in addition to the related GAAP measure as these measures reflects the net economic interest income earned and cost of financing and hedging our investment portfolio.
The following table provides GAAP measures of interest expense and net interest income and details with respect to reconciling these line items on a non-GAAP basis for each respective period.

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Net interest income	$47,561	$52,092	$(4,531)	(8.7)%
Interest rate hedge expense, net	2,508	8,327	(5,819)	(69.9)%
Economic net interest income	$45,053	$43,765	$1,288	2.9%

Total interest expense	$41,117	$21,221	$19,896	93.8%
Interest rate hedge expense, net	2,508	8,327	(5,819)	(69.9)%
Economic interest expense	$43,625	$29,548	$14,077	47.6%

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Net Income (Loss)
Net income (loss) available to common stockholders was $(113.7) million for the First Quarter, compared to net income of $28.8 million for the three months ended March 31, 2017 (the "First Quarter of 2017"), primarily due to (i) a $(237.2) million net realized and unrealized loss on investments and (ii) a $19.9 million increase in total interest expense, partially offset by (i) an $89.5 million net realized and unrealized gain on derivative instruments, (ii) a $15.4 million increase in total interest income, (iii) a $5.8 million decrease in interest rate hedge expense, net and (iv) a $0.3 million decrease in total expenses during the First Quarter, all of which are described in more detail below.
Interest Income and Asset Yield
Our principal source of income is interest income that we earn on our Debt Securities portfolio. Interest income on our Debt Securities portfolio increased by $15.4 million to $88.7 million during the First Quarter, from $73.3 million for the First Quarter of 2017. The increase stems from an increase in the average yield on settled Debt Securities to 3.02% at March 31, 2018 from 2.71% at March 31, 2017, combined with an increase in average settled Debt Securities to $11.7 billion in the First Quarter from $10.8 billion in the First Quarter of 2017. The increase in the average yield during the First Quarter compared to the First Quarter of 2017 largely resulted from a decrease in prepayment speeds. The First Quarter weighted-average experienced CPR decreased to 7.1% from 8.1% in the First Quarter of 2017. Amortization expense decreased by $2.9 million to $11.6 million during the First Quarter from $14.5 million in the First Quarter of 2017 as a direct result of the decrease in CPR. The table below further illustrates the aforementioned increase in interest income between the comparable periods (dollars in thousands):

Change in Size		Change in Yield		Change in Size & Yield
Change in average settled	$882,176	Change in average yield	0.31%	Change in average settled	$882,176
Q1 2017 average annualized yield	2.71%	Q1 2017 average settled	$10,819,433	Change in average yield	0.31%
Quarterly change	$5,978	Quarterly change	$8,321	Quarterly change	$678
				Total change (1)	$14,977
___________

(1)	Total change excludes $0.4 million of interest income from reverse repurchase agreements.
Economic Net Interest Income
Our economic net interest income for the First Quarter was $45.1 million, and our interest rate spread, net of hedge, was 1.31%, compared to economic net interest income of $43.8 million and an interest rate spread, net of hedge, of 1.43% for the First Quarter of 2017. The decrease in our interest rate spread, net of hedge stems from a 43 bps increase in average cost of funds and hedge to 1.71% during the First Quarter, partially offset by a 31 bps increase in the average yield on settled Debt Securities to 3.02% at March 31, 2018. The increase in our economic net interest income was principally due to the $15.4 million increase in total interest income described above, combined with a $5.8 million decrease in interest rate hedge expense, net, partially offset by the $19.9 million increase in interest expense (also described below). While our economic net interest income is influenced significantly by the size of our Debt Securities portfolio and overall interest rate levels, we believe our interest rate spread net of hedge is an important performance indicator.
Economic Interest Expense and Cost of Funds
Economic interest expense for the First Quarter, which consists of interest expense from repo borrowings, swap and cap contracts, increased $14.1 million to $43.6 million from $29.5 million for the First Quarter of 2017. Interest expense from repo borrowings increased by $19.9 million to $41.1 million for the First Quarter from $21.2 million for the First Quarter of 2017 mainly results from three separate 25 bps Fed rate hikes during the comparable period. Consequently, our weighted-average cost of funds rose to 1.61% in the First Quarter from 0.92% in the First Quarter of 2017. An increase in our average repo borrowings to $10.2 billion for the First Quarter from $9.3 billion for the First Quarter of 2017 further contributed to the increase in interest expense during the First Quarter. The increase in average repo borrowings was consistent with the increase in average settled Debt Securities during the First Quarter compared to the First Quarter of 2017. The table below further illustrates the aforementioned increase in interest expense between the comparable periods (dollars in thousands):

Change in Size		Change in Rate		Change in Size & Yield
Change in average outstanding	$951,241	Change in average rate	0.69%	Change in average outstanding	$951,241
Q1 2017 average rate	0.92%	Q1 2017 average outstanding	$9,264,522	Change in average rate	0.69%
Quarterly change	$2,179	Quarterly change	$16,067	Quarterly change	$1,650
				Total change	$19,896
Interest rate hedge expense, net decreased by $5.8 million to $2.5 million in the First Quarter, from $8.3 million in the First Quarter of 2017. The decrease in interest rate hedge expense, net was primarily attributable to an increase in 3-month LIBOR, the receive leg of our swaps, combined with a $0.5 billion increase in the average aggregate swap and cap notional to $9.5 billion in the First Quarter from $9.0 billion in the First Quarter of 2017. 3-month LIBOR increased to 2.31% at March 31, 2018 from 1.15% at March 31, 2017, driving the decrease in the average swap and cap net pay rate to 0.11% in the First Quarter from 0.37% in the First Quarter of 2017. Changes in Interest rate hedge expense, net during the comparable periods are further illustrated in the table below (dollars in thousands):

Change in Size		Change in Swap and Cap Net Pay Rate		Change in Size & Rate
Change in average notional outstanding (1)	$525,000	Change in average rate	(0.26)%	Change in average notional outstanding	$525,000
Q1 2017 average rate	0.37%	Q1 2017 average notional outstanding	$8,950,000	Change in average rate	(0.26)%
Quarterly change	$488	Quarterly change	$(5,958)	Quarterly change	$(349)
				Total change	$(5,819)
___________

(1)	Average notional outstanding excludes swaption notional.
Our annualized weighted-average cost of funds including hedge was 1.71% for the First Quarter compared to 1.28% for the First Quarter of 2017. The increase in the weighted average cost of funds including hedge largely resulted from the increase in interest expense, partially offset by the decrease in the swap and cap net pay rate, as further described above. The components of our cost of funds and hedging are (i) rates on our repo borrowings, (ii) net pay (receive) rates on our swaps and caps, (iii) the amount of our total outstanding repo borrowings, and (iv) the total notional amount of our swaps and caps.
Other Income (Loss)
For the First Quarter, our total other income (loss) was $(150.2) million compared to $(11.9) million for the First Quarter of 2017. The key components that make up the change in total other income (loss) are discussed in more detail below.
Net Realized and Unrealized Gain (Loss) on Investments and Drop Income
During the First Quarter, our net realized and unrealized gain (loss) on investments was $(237.2) million, compared to a net loss of $(2.6) million for the First Quarter of 2017. The periodic decline is a direct result of a decrease in the prices of Agency RMBS during the First Quarter compared to an increase during the First Quarter of 2017. To illustrate, during the First Quarter, the price of a 15-year 3.5% Agency RMBS decreased $1.34 to $101.89, while the price was $104.11 at the beginning and end of the First Quarter of 2017. Furthermore, during the First Quarter, the price of a 30-year 3.5% Agency RMBS decreased $(2.53) to $100.20, as compared to a $0.03 increase to $102.36 during the First Quarter of 2017.
During the First Quarter and First Quarter of 2017, we generated Drop Income of approximately $3.9 million and $9.4 million, respectively. The decline in Drop Income during the First Quarter was due to a combination of factors, including, but not limited to: (i) the timing of trades during First Quarter, (ii) less specialness during the First Quarter compared to First Quarter of

2017, (iii) more forward sales during First Quarter, and (iv) a lower volume of forward settling transactions from which we derive Drop Income during the First Quarter, relative to the First Quarter of 2017, all of which serve to reduce the amount of Drop Income. During the First Quarter, the average gross balance in the combined TBA Securities and TBA Derivatives portfolio was $1.4 billion, a $0.1 billion decrease compared to the average gross balance of $1.5 billion during the First Quarter of 2017. Drop Income is a component of our net realized and unrealized gain (loss) on investments and our net realized and unrealized gain (loss) on derivative instruments in the accompanying unaudited Consolidated Statements of Operations and is therefore excluded from Core Earnings. Drop Income is the difference between the spot price and the forward settlement price for the same Agency RMBS on the trade date. This difference is also the economic equivalent of the assumed interest rate spread net of hedge (yield less financing costs) of the Agency RMBS from trade date to settlement date. The Company derives Drop Income through utilization of forward settling transactions of Agency RMBS.
Net Gain (Loss) on Derivative Instruments
Net gain (loss) on derivative instruments is comprised of net interest rate hedge expense, net and net realized and unrealized gain (loss) on derivative instruments. Net realized and unrealized gain (loss) on derivative instruments was $89.5 million (comprised of $115.8 million net realized and unrealized gain on swap, swaption and cap contracts, $(16.0) million net realized and unrealized loss on TBA Derivatives and a $(10.3) million net realized and unrealized loss on U.S. Treasury short position) in the First Quarter, compared to a $(1.0) million loss (comprised of $7.2 million net realized and unrealized gain on swap and cap contracts and $(8.2) million net realized and unrealized loss on TBA Derivatives) for the First Quarter of 2017. As previously noted, during the First Quarter we repositioned a portion of the hedge portfolio by terminating swaps with a notional of $1.0 billion and a weighted-average pay rate of 0.99% and replaced them with 3-month, 7-year swaptions with a notional of $1.25 billion and a weighted average strike rate of 2.89%, some of which we strategically rolled forward during the quarter, prior to the end of the option period. Terminating the aforementioned hedges resulted in a realized gain of $2.0 million during the First Quarter. The change in net realized and unrealized gain (loss) on derivative instruments for the First Quarter and comparable prior year period is mainly due to an increase in swap rates. During the First Quarter, the 5-year and 7-year swap rates increased by 47 bps and 42 bps, respectively, while they increased 7 bps and 6 bps, respectively, during the First Quarter of 2017.

As previously noted, during the First Quarter, in an effort to further reduce the volatility in book value in a rising interest rate environment, we established an $800 million 10-year U.S. Treasury short position with a fair market value of $767.1 million at March 31, 2018. During the First Quarter, the net realized and unrealized gain (loss) on the U.S. Treasury short position approximated $(10.3) million.
Operating Expenses
Operating expenses declined to $5.9 million in the First Quarter from $6.2 million in the First Quarter of 2017, largely resulting from a $0.2 million decrease in non-recurring charges to $0.4 million in the First Quarter from $0.6 million in the First Quarter of 2017. Excluding non-recurring expenses, First Quarter operating expenses totaled $5.5 million. Non-recurring charges are not necessarily representative of the Company's ongoing business.
Contractual Obligations and Commitments
The following table summarizes the principal balances related to our repo borrowings, the related interest expense thereon, and our office lease at March 31, 2018 (dollars in thousands):

March 31, 2018	Within One Year	One to Three Years	Three to Five Years	Thereafter	Total
Repurchase agreements	$10,084,643	$—	$—	$—	$10,084,643
Interest expense on repurchase agreements based on rates at March 31, 2018	59,340	—	—	—	59,340
Long-term operating lease obligation	365	761	801	101	2,028
Total	$10,144,348	$761	$801	$101	$10,146,011

At March 31, 2018 and December 31, 2017, we held the following interest rate swap, swaption and cap contracts (dollars in thousands):
As of March 31, 2018

Interest Rate Swaps	Weighted-Average
Expiration Year	Fixed Pay Rate	Receive Rate	Net Pay (Receive) Rate	Notional Amount	Fair Value
2020	1.60%	1.83%	(0.23)%	2,250,000	57,267
2021	1.21%	1.80%	(0.59)%	1,700,000	73,093
2022	2.12%	2.06%	0.06%	1,500,000	37,787
2024	1.88%	2.02%	(0.14)%	625,000	31,874
2027	2.21%	2.14%	0.07%	400,000	19,919
Total	1.69%	1.91%	(0.22)%	$6,475,000	$219,940

Interest Rate Caps	Weighted-Average
Expiration Year	Cap Rate	Receive Rate	Net Cap Pay (Receive) Rate	Notional Amount	Fair Value
2019	1.34%	1.71%	(0.37)%	$800,000	$10,978
2020	1.25%	2.17%	(0.92)%	1,700,000	43,691
Total	1.28%	2.02%	(0.74)%	$2,500,000	$54,669

Interest Rate Swaptions	Weighted-Average
Expiration Year	Strike Rate	Term	Notional Amount	Premium	Fair Value
2018	2.89%	7 years	$1,250,000	$10,393	$4,876

As of December 31, 2017

Interest Rate Swaps	Weighted-Average
Expiration Year	Fixed Pay Rate	Receive Rate	Net Pay (Receive) Rate	Notional Amount	Fair Value
2018	0.99%	1.41%	(0.42)%	$1,000,000	$1,339
2020	1.60%	1.41%	0.19%	2,250,000	33,651
2021	1.21%	1.40%	(0.19)%	1,700,000	53,368
2022	2.12%	1.54%	0.58%	1,500,000	8,225
2024	1.88%	1.50%	0.38%	625,000	16,567
2027	2.21%	1.60%	0.61%	$400,000	$7,004
Total	1.59%	1.45%	0.14%	$7,475,000	$120,154

Interest Rate Caps	Weighted-Average			Notional	Fair
Expiration Year	Cap Rate	Receive Rate	Net Cap Pay (Receive) Rate	Amount	Value
2019	1.34%	0.85%	0.49%	$800,000	$7,681
2020	1.25%	1.61%	(0.36)%	1,700,000	31,785
Total	1.28%	1.37%	(0.09)%	$2,500,000	$39,466

We enter into certain agreements that contain a variety of indemnification obligations, principally with our brokers and counterparties for interest rate swap, swaption and cap contracts and repo borrowings. We have not incurred any costs to defend a lawsuit or settle claims related to these indemnification obligations. The maximum potential future payment amount we could be required to pay under these indemnification obligations cannot be reasonably estimated. Accordingly, no liabilities have been recognized for these agreements as of March 31, 2018 and December 31, 2017. In addition, as of March 31, 2018 and December 31,

2017, we had $0.3 billion and $1.3 billion of payable for securities purchased, respectively, a portion of which either will be or was financed through repo borrowings.

Off-Balance Sheet Arrangements
As of March 31, 2018 and December 31, 2017, we had no relationships with any significant unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2018 and December 31, 2017, other than as disclosed in the accompanying consolidated financial statements, we had not guaranteed obligations of unconsolidated entities, entered into commitments or had any intent to provide funding to any such entities.
We may seek to obtain other sources of financing depending on market conditions. We may finance the acquisition of Agency RMBS by entering into TBA dollar roll transactions in which we would sell a TBA contract for current month settlement and simultaneously purchase a similar TBA contract for a forward settlement date. Prior to the forward settlement date, we may choose to roll the position out to a later date by entering into an offsetting TBA position, net settling the paired-off positions for cash, and simultaneously entering into a similar TBA contract for a later settlement date. In such transactions, the TBA contract purchased for a forward settlement date is priced at a discount to the TBA contract sold for settlement/pair off in the current month. The discount is the difference between the spot price and the forward settlement price for the same Agency RMBS on trade date and is referred to by the Company as Drop Income. This difference is also the economic equivalent of the assumed net interest spread (yield less financing costs) of the Agency RMBS from trade date to settlement date. Consequently, dollar roll transactions accounted for as TBA Derivatives, whereby the Company is not contractually obligated to accept delivery on the settlement date, represent a form of off-balance sheet financing. In evaluating our overall leverage at risk, we consider both our on-balance and off-balance sheet financing.

Liquidity and Capital Resources
Our primary sources of funds are repo borrowings, monthly principal and interest payments on our investment portfolio, asset sales, and equity and debt offerings. Because the level of our borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on our balance sheet is significantly less important than the potential liquidity available under our borrowing arrangements. We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings, maintenance of any margin requirements and the payment of cash dividends as required for our continued qualification as a REIT. To qualify as a REIT, we must distribute annually at least 90% of our net taxable income. To the extent that we annually distribute all of our net taxable income in a timely manner, we will generally not be subject to federal and state income taxes. We currently expect to distribute all or substantially all of our taxable income in a timely manner so that we are not subject to federal and state income tax. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital from operations.
As of March 31, 2018 and December 31, 2017, we had approximately $0.9 billion and $1.0 billion, respectively, in Agency RMBS, U.S. Treasuries, and cash and cash equivalents available to satisfy future margin calls. We have consistently maintained sufficient liquidity to meet margin calls, and have historically satisfied all margin calls, although no assurance can be given that we will be able to satisfy margin calls in the future. During the three months ended March 31, 2018, we maintained an average liquidity level of 58%. Our liquidity level was never less than 50% of stockholders' equity during the three months ended March 31, 2018. The following table presents our unencumbered liquid assets as a percentage of stockholders' equity for the periods presented:

	Carrying Value as of
Unencumbered Liquid Assets	March 31, 2018	December 31, 2017
Cash and cash equivalents	$6,206	$4,132
U.S. Treasuries	4,362	1,529
Agency RMBS	854,892	1,010,634
Total liquid assets	$865,460	$1,016,295
Unencumbered liquid assets as % of total stockholders' equity	60.7%	64.6%
During the First Quarter we had average repo borrowings outstanding of $10.2 billion with an average cost of funds of 1.61%, and during the First Quarter of 2017 we had average repo borrowings of $9.3 billion with an average cost of funds of 0.92%.  At March 31, 2018, repo borrowing financing was generally stable but at higher rates relative to the First Quarter of 2017 as a direct result of three separate 25 bps Fed rate hikes during the comparable periods. Repo borrowing rates were between 1.36% and 1.93% for 30-90 terms during the First Quarter compared to 0.80% and 1.08% during the First Quarter of 2017.
We diversify our funding across multiple counterparties and by counterparty region to limit our exposure to counterparty credit risk. As of March 31, 2018 and December 31, 2017, we had access to 53 and 53 counterparties, respectively, subject to certain conditions, located throughout North America, Europe and Asia. As of March 31, 2018 and December 31, 2017, repo borrowings with any individual counterparty were less than 6.1% and 7.4% of the total outstanding repo borrowings, respectively. The table below includes a summary of our outstanding repo borrowings by number of counterparties and region as of March 31, 2018 and December 31, 2017:

	March 31, 2018
Counterparty Region	Number of Counterparties	Percent of Total Outstanding Repo Borrowings
North America	22	55.2%
Europe	8	24.2%
Asia	6	20.6%
	36	100.0%

	December 31, 2017
Counterparty Region	Number of Counterparties	Percent of Total Outstanding Repo Borrowings
North America	23	58.8%
Europe	8	20.1%
Asia	6	21.1%
	37	100.0%
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
We receive margin calls from our repurchase agreement counterparties in the ordinary course of business, similar to other special finance entities. We receive two types of margin calls under our repurchase agreements. The first type, which are known as "factor calls," are margin calls that occur each month and relate to the timing difference between the reduction of principal balances of our Agency RMBS due to monthly principal payments on the underlying mortgages, and the receipt of the corresponding cash. The second type of margin call we may receive is a "valuation call", which occurs due to market and interest rate movements. Both factor and valuation margin calls occur if the total value of our assets pledged as collateral to our counterparty drops beyond a threshold level, typically between $100,000 and $500,000. Both types of margin calls require a dollar for dollar restoration of the margin shortfall. Conversely, we may initiate margin calls to our counterparties when the value of our assets pledged as collateral with a counterparty increases above the threshold level, thereby increasing our liquidity. All unrestricted cash plus any unpledged Agency RMBS or U.S. Treasuries, are available to satisfy margin calls.
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
We also pledge collateral for our interest rate swaps, swaptions, caps and forward purchase transactions. We will receive margin calls on these transactions when the value of the swap, swaption, cap or forward purchase transaction declines or when the value of any collateral pledged falls below a particular threshold level. All unrestricted cash and cash equivalents, plus any unpledged Agency RMBS or U.S. Treasuries, are available to satisfy margin calls.
An event of default or termination event under the standard master repurchase agreement would give our counterparty the option to terminate all repurchase transactions existing with us and make any amount due by us to the counterparty immediately payable.
For our short-term (less than one year) and long-term (more than one year) liquidity and capital resource requirements, we rely on the cash flow from operations, primarily monthly principal and interest payments to be received on our Agency RMBS. During the three months ended March 31, 2018 and 2017, we recorded $0.3 billion and $0.3 billion of principal repayments, respectively, and received $83.0 million and $73.7 million of interest payments, respectively. We held cash and cash equivalents of $6.2 million and $4.1 million at March 31, 2018 and December 31, 2017, respectively. For the three months ended March 31, 2018 and 2017, net cash provided by operating activities was $45.6 million and $47.3 million, respectively. For the three months ended March 31, 2018 and 2017, net cash provided by (used in) investing activities was $(32.9) million and $0.6 billion, respectively. For the three months ended March 31, 2018 and 2017, net cash provided by (used in) financing activities was $(10.7) million and $(0.7) billion, respectively.
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
Our investment portfolio is comprised principally of highly-liquid Agency RMBS and U.S. Treasuries. We regularly monitor the creditworthiness of the U.S. government and the GSEs and believe it remains one of the most secure creditors in the world as of March 31, 2018.
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
On August 4, 2017, the Company entered into an equity distribution agreement (the "Equity Distribution Agreement") with JMP Securities LLC whereby the Company may, from time to time, publicly offer and sell up to 20,000,000 shares of the Company’s common stock through at-the-market transactions and/or privately negotiated transactions. During the three months ended March 31, 2018, the Company did not issue any shares under the Equity Distribution Agreement. As of March 31, 2018, 17,048,509 shares of common stock remained available for issuance to be sold under the Equity Distribution Agreement.
Our Dividend Reinvestment and Direct Share Purchase Program ("DRSPP") is another vehicle we may use to raise capital, through which stockholders may purchase additional shares of common stock by reinvesting some or all of the cash dividends received on shares of common stock. On September 15, 2017, the Company renewed its Dividend Reinvestment and Direct Stock Purchase Plan, whereby the stockholders may reinvest cash dividends and purchase up to 10,000,000 shares of our common stock. Stockholders may also make optional cash purchases of shares of common stock subject to certain limitations detailed in the plan prospectus. For the three months ended March 31, 2018, the Company did not issue any shares under the DRSPP. As of March 31, 2018, there were approximately 9.7 million shares available for issuance under the DRSPP.
For the three months ended March 31, 2018 and 2017, we did not repurchase any shares of the Company's common stock. Accordingly, the Company was authorized to repurchase shares of its common stock approximating $155.5 million as of March 31, 2018 pursuant to its stock repurchase program.

Quantitative and Qualitative Disclosures about Short-Term Borrowings
The following table is a summary of quantitative data about our repo borrowings during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(In millions)	2018	2017
Outstanding at period end	$10,085	$9,016
Weighted-average rate at period end	1.74%	0.98%
Average outstanding during period (1)	$10,216	$9,265
Weighted-average rate during period	1.61%	0.92%
Largest month end balance during period	$11,013	$9,692

_______________

(1)	Calculated based on the average month end balance of repurchase agreements.
The Company's borrowing rates were higher in the three months ended March 31, 2018 than in the corresponding three months ended March 31, 2017 due primarily to three separate 25 bps Fed rate hikes during the comparable period. Overall, we continue to experience a stable financing environment. From quarter to quarter, fluctuations occur in repo borrowings that are fairly tightly correlated with the expansion and contraction of our investment portfolio. Though it varies by quarter, we generally maintained leverage between 7.3:1 and 8.1:1 during the First Quarter.
At March 31, 2018 and December 31, 2017, our amount at risk with any individual counterparty related to our repo borrowings was less than 2.4% and 2.3% of stockholders' equity, respectively.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of March 31, 2018 and December 31, 2017, the primary component of our market risk was interest rate risk, as described below. We do not seek to completely avoid risk because we believe that certain risks can be estimated based on historic experience. Accordingly, we manage these risks in an effort to earn the commensurate compensation required to take them and to maintain capital levels consistent with the risks we undertake.
Interest Rate Risk
We are subject to interest rate risk in connection with our investments in Debt Securities and our related debt obligations, which are primarily repo borrowings of limited duration that are periodically refinanced at current market rates. We seek to manage this risk through utilization of derivative contracts, primarily interest rate swap, swaption and cap contracts.
Effect on Net Interest Income.  We fund our investments in long-term Agency RMBS collateralized by ARMs, Hybrid ARMs and fixed rate mortgage loans with short-term repo borrowings. During periods of rising interest rates, the borrowing costs associated with Agency RMBS tend to increase while the income earned on such Agency RMBS (during the fixed rate component of such securities) may remain substantially unchanged, assuming a static portfolio. This results in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses.
We are a party to interest rate swap, swaption and cap contracts, or a combination of these, as of March 31, 2018 and December 31, 2017, described in detail under Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report.
Hedging techniques are partly based on assumed levels of prepayments of our Agency RMBS. If prepayments are slower or faster than assumed, the life of the Agency RMBS will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may result in losses on such transactions.
Effect on Fair Value. Another component of interest rate risk is the effect changes in interest rates will have on the fair value of our assets, liabilities, and derivative instruments, which is discussed in further detail below.

We assess our interest rate risk primarily by estimating the duration of our assets and liabilities. Duration, in its simplest form, measures the market price volatility of financial instruments as interest rates change. We generally calculate duration using third-party financial models and empirical data, and may reflect adjustments based on our judgment. Different models and methodologies can produce different durations for the same securities.
Extension Risk
We have generally structured our swaps to expire in conjunction with the estimated weighted-average life of the fixed period of the mortgages underlying our Agency RMBS portfolio. However, in a rising interest rate environment, the weighted-average life of the fixed rate mortgages underlying our Agency RMBS could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed after the term of the hedging instrument while the income earned on the remaining Agency RMBS would remain fixed permanently, or for a period of time (i.e. ARMs and Hybrid ARMs). This situation may also cause the market value of our Agency RMBS to decline with little or no offsetting gain from the related hedging transactions. In certain situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to realize losses.
Interest Rate Cap Risk
Both ARMs and Hybrid ARMs that collateralize our Agency RMBS are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the security's interest yield may change during any given period. However, our borrowing costs will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, the interest costs on our borrowings could increase without limitation by caps while the interest rate or yield on our Agency RMBS would be fixed or effectively be limited by caps. This problem is magnified with respect to fixed-rate Agency RMBS, and less so to the extent that we acquire Agency RMBS that are collateralized by Hybrid ARMs that are not fully indexed. These could result in our receipt of less cash on our Agency RMBS than we need in order to pay the interest cost on our related borrowings. These factors could also result in a decrease in our net income or cause a net loss during periods of rising interest rates, which could have an adverse effect on our financial condition, cash flows and results of operations.
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
Effect on Fair Value and Net Income
Another component of interest rate risk is the effect that changes in interest rates will have on the fair value of our assets and our net income, exclusive of the effect on fair value. We face the risk that the fair value of our assets and net interest income will increase or decrease at different rates than that of our liabilities, including our hedging instruments. Effective during the First Quarter, we established a 10-year U.S. Treasury short position in an effort to reduce the volatility in book value in a rising rate environment.
The following sensitivity analysis table estimates the impact of our interest rate-sensitive investments and repo borrowing liabilities on our net income, fair value of our assets, and change in stockholders' equity, exclusive of the effect of changes in fair value on our net income, at March 31, 2018 and December 31, 2017, assuming a static portfolio and an instantaneous increase and decrease in rates of 25, 50 and 75 bps:
March 31, 2018

Interest Rate Change (bps)	Projected Change in Net Income (1)		Projected Change in the Fair Value of Our Investments (1)	Projected Change in Stockholders' Equity
- 75 basis points	17.28%	(2)	0.46%	4.00%
- 50 basis points	11.20%	(2)	0.46%	4.01%
- 25 basis points	5.57%	(2)	0.30%	2.60%
+ 25 basis points	(5.48)%	(2)	(0.38)%	(3.32)%
+ 50 basis points	(10.96)%	(2)	(0.82)%	(7.17)%
+ 75 basis points	(16.43)%	(2)	(1.33)%	(11.66)%
December 31, 2017

Interest Rate Change (bps)	Projected Change in Net Income (1)		Projected Change in the Fair Value of Our Investments (1)	Projected Change in Stockholders' Equity
- 75 basis points	55.95%	(2)	0.12%	1.02%
- 50 basis points	43.10%	(2)	0.21%	1.74%
- 25 basis points	30.25%	(2)	0.18%	1.54%
+ 25 basis points	(12.16)%		(0.34)%	(2.89)%
+ 50 basis points	(24.31)%		(0.82)%	(6.93)%
+ 75 basis points	(38.32)%		(1.41)%	(11.91)%
_____________

(1)	Projected changes in the table are calculated utilizing Yield Book® software and may reflect adjustments based on our judgment.

(2)	Immediate impact estimated over 12 month period.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
There have been no changes in our internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. Other Information
Item 1. Legal Proceedings
The Company and its subsidiaries are not currently subject to any material legal proceedings.

Item 1A. Risk Factors
There were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in our 2017 Annual Report. Additional risks not presently known, or that we currently deem immaterial, also may have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

The following table summarizes the Company's purchases of shares of its common stock during the three months ended March 31, 2018 (dollars in thousands except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Dollar Value of Shares That May Yet Be Purchased (1)
January 1, 2018 - January 31, 2018	—	$—	$155,502
February 1, 2018 - February 28, 2018 (2)	—	—	155,502
March 1, 2018 - March 31, 2018	—	—	155,502
Total	—	$—
____________
(1)  The Company repurchases shares of its common stock in open-market transactions pursuant to its share repurchase program, which was authorized by its board of directors and publicly announced on July 21, 2014. Pursuant to this authority, the Company may repurchase shares of its common stock up to $250 million in aggregate value. Since July 21, 2014, the Company has repurchased approximately $94.5 million in aggregate value of its common stock, and accordingly, the Company was authorized to repurchase shares with an aggregate value of $155.5 million as of March 31, 2018.
(2) Excludes 33,284 shares purchased during February 2018 at a weighted-average price per share of $6.70 to satisfy withholding obligations on the vesting of restricted shares. The price paid per share was the then closing price of our common stock on the New York Stock Exchange. These 33,284 shares are not included in "Dollar Value of Shares That May Yet Be Purchased".
Item 3. Defaults Upon Senior Securities
None.
Item 6. Exhibits

(a)	Exhibits.

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Amendment and Restatement of CYS Investments, Inc.

3.2(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.3(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.4(3)	Articles of Amendment to the Articles of Amendment and Restatement

3.5(4)	Articles Supplementary of 7.75% Series A Cumulative Redeemable Preferred Stock

3.6(5)	Articles Supplementary of 7.50% Series B Cumulative Redeemable Preferred Stock

3.7(6)	Amended and Restated Bylaws of CYS Investments, Inc.

10.1(7)	2018 Incentive Compensation Plan

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 101.INS XBRL	Instance Document (8)

Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document (8)

Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (8)

Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (8)

Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document (8)

Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (8)
_________________
*    Filed herewith.
**    Furnished herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File No. 333-142236).

(2)	Incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 10, 2010 (File No. 001-33740).

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2011 (File No. 001-33740).

(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2012 (File No. 001-33740).

(5)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2013 (File No. 001-33740).

(6)	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 26, 2017 (File No. 001-33740).

(7)	Incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission on February 15, 2018 (File No. 001-33740).

(8)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2018 (Unaudited) and December 31, 2017 (Derived from the audited balance sheet at December 31, 2017); (ii) Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2018 and 2017; (iii) Consolidated Statements of Stockholders' Equity (Unaudited) for the three months ended March 31, 2018 and 2017; (iv) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2018 and 2017; and (v) Notes to Consolidated Financial Statements (Unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYS INVESTMENTS, INC.

Dated: April 27, 2018	BY: /s/ JACK DECICCO
Jack DeCicco, CPA
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Articles of Amendment and Restatement of CYS Investments, Inc.

3.2(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.3(2)	Articles of Amendment to the Articles of Amendment and Restatement

3.4(3)	Articles of Amendment to the Articles of Amendment and Restatement

3.5(4)	Articles Supplementary of 7.75% Series A Cumulative Redeemable Preferred Stock

3.6(5)	Articles Supplementary of 7.50% Series B Cumulative Redeemable Preferred Stock

3.7(6)	Amended and Restated Bylaws of CYS Investments, Inc.

10.1(7)	2018 Incentive Compensation Plan

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 101.INS XBRL	Instance Document (8)

Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document (8)

Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (8)

Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created (8)

Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document (8)

Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (8)
__________________
 *     Filed herewith.
**    Furnished herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File No. 333-142236).

(2)	Incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 10, 2010 (File No. 001-33740).

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2011 (File No. 001-33740).

(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2012 (File No. 001-33740).

(5)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2013 (File No. 001-33740).

(6)	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 26, 2017 (File No. 001-33740).

(7)	Incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission on February 15, 2018 (File No. 001-33740).

(8)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2018 (Unaudited) and December 31, 2017 (derived from the audited balance sheet at December 31, 2017); (ii) Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2018 and 2017; (iii) Consolidated Statements of

Stockholders' Equity (Unaudited) for the three months ended March 31, 2018 and 2017; (iv) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2018 and 2017; and (v) Notes to Consolidated Financial Statements (Unaudited).